Form 10-Q
period 2008-09-30
Title Starts Online, Inc.
filed 2008-11-13
CIK 1425287

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2008

OR

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _________ to _________

Commission file number: 333-149036

TITLE STARTS ONLINE, INC.
(Name of small business issuer in its charter)

Nevada	26-1394771
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

7007 College Boulevard, Suite 270
Overland Park, KS	66211
(Address of principal executive offices)	(Zip code)

Issuer's telephone number: 913.832.0072

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Common Stock: 3,300,000 shares outstanding as of September 30, 2008.

PART I - FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS (UNAUDITED)

The accompanying unaudited financial statements of Title Starts Online, Inc. (“TSO” or the “Company”) have been prepared in accordance with generally accepted accounting principles in the United States for interim financial reporting and pursuant to the rules and regulations of the Securities and Exchange Commission ("Commission"). While these statements reflect all normal recurring adjustments which are, in the opinion of management, necessary in order to make the financial statements not misleading and for fair presentation of the results of the interim period, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the financial statements and footnotes thereto, for the fiscal year ended December 31, 2007, previously filed with the Commission, which are included in the Pre-Effective Amendment No. 4 to Form SB-2 of the Company's Registration Statement on Form S-1/A filed on or about August 7, 2008.

TITLE STARTS ONLINE, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS

	December 31, 2007	September 30, 2008
	(See Note 1)	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$-	$111
Stock subscriptions receivable	3,100	50,000
TOTAL CURRENT ASSETS	3,100	50,111

Deferred offering costs	15,291	-
TOTAL ASSETS	$18,391	$50,111

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$17,091	$29,612
Advances payable, related party	-	5,000
TOTAL CURRENT LIABILITIES	17,091	34,612

Commitments and contingencies (Notes 1, 2, 3, 5, and 6)

STOCKHOLDERS' EQUITY
Preferred stock, $0.001 par value Authorized: 75,000,000 shares Issued and outstanding: None	-	-
Common stock, $0.001 par value Authorized: 425,000,000 shares Issued and outstanding: 3,100,000 and 3,300,000 at December 31, 2007 and September 30, 2008, respectively	3,100	3,300
Additional paid-in capital	-	17,708
Deficit accumulated during the development stage	(1,800)	(5,509)
TOTAL STOCKHOLDERS' EQUITY	1,300	15,499
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$18,391	$50,111

The accompanying notes are an integral part of the financial statements.

TITLE STARTS ONLINE, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

			For the period from
	For the three	For the nine	November 13, 2007
	months ended	months ended	(Inception) to
	September 30, 2008	September 30, 2008	September 30, 2008

REVENUE	$-	$-	$-

EXPENSES
General and administrative
Advertising	1,009	1,009	1,009
Transfer Agent Fees	1,780	1,780	1,780
Legal Fees	-	920	2,720
Total Expenses	2,789	3,709	5,509
NET (LOSS)	$(2,789)	$(3,709)	$(5,509)

NET LOSS PER SHARE
Basic and diluted	$ Nil	$ Nil	$ Nil

WEIGHTED AVERAGE NUMBER OF SHARES
Basic and diluted	3,126,087	3,108,759	3,107,453

The accompanying notes are an integral part of the financial statements.

TITLE STARTS ONLINE, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

FOR THE PERIOD NOVEMBER 13, 2007 (INCEPTION) TO SEPTEMBER 30, 2008
(UNAUDITED)

				(Deficit)
	Common Stock,		Additional	Accumulated	Total
	$0.001 Par Value		Paid-in	During the	Stockholders'
	Shares	Amount	Capital	Development Stage	Equity

Shares issued at $0.001 per share on November 13, 2007	3,100,000	$3,100	$-	$-	$3,100

Net loss, period ended December 31, 2007	-	-	-	(1,800)	(1,800)
Balance, December 31, 2007	3,100,000	3,100	-	(1,800)	1,300

Shares issued at $0.25 per share less offering costs of $32,092 on September 18, 2008	200,000	200	17,708	-	17,908

Net loss, period ended September 30, 2008 (Unaudited)	-	-	-	(3,709)	(3,709)
Balance, September 30, 2008 (Unaudited)	3,300,000	$3,300	$17,708	$(5,509)	$15,499

TITLE STARTS ONLINE, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

		For the period from
	For the nine	November 13, 2007
	months ended	(Inception) to
	September 30, 2008	September 30, 2008
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (Loss)	$(3,709)	$(5,509)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Increase in accounts payable	12,521	29,612
NET CASH PROVIDED BY OPERATING ACTIVITIES	8,812	24,103

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	3,100	3,100
Offering costs	(16,801)	(32,092)
Advances from related party	5,000	5,000
NET CASH (USED IN) FINANCING ACTIVITIES	(8,701)	(23,992)

INCREASE IN CASH	111	111

CASH, BEGINNING OF PERIOD	-	-

CASH, END OF PERIOD	$111	$111

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$-	$-
Income taxes paid	$-	$-

SUPPLEMENTAL NON-CASH TRANSACTIONS:
Issuance of stock for stock subscriptions receivable	$50,000	$50,000

The accompanying notes are an integral part of the financial statements.

TITLE STARTS ONLINE, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2008
(UNAUDITED)

1 UNAUDITED FINANCIAL STATEMENTS

The balance sheet as of September 30, 2008, the statements of operations and the statements of cash flows for the three and nine month periods ended September 30, 2008, and the period from November 13, 2007 (inception) through September 30, 2008, have been prepared by Title Starts Online, Inc. (the "Company") without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures, normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted as allowed by such rules and regulations, and the Company believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in financial position at September 30, 2008 and for all periods presented, have been made.

It is suggested that these statements be read in conjunction with the December 31, 2007 audited financial statements and the accompanying notes included in the Pre-Effective Amendment No. 4 to Form SB-2 of the Company's Registration Statement on Form S-1/A, filed with the Securities and Exchange Commission on August 7, 2008.

2 ORGANIZATION AND BUSINESS OPERATIONS

Title Starts Online, Inc. (the "Company") was incorporated in the State of Nevada on November 13, 2007. On September 25, 2008 the Company formed a wholly-owned subsidiary, Title Starts of Kansas City, LLC. The Company is a Development Stage Company as defined by Statement of Financial Accounting Standards ("SFAS") No. 7. The Company plans to offer an online repository of title starts for abstractors.

On August 11, 2008 received a Notice of Effectiveness from the U.S. Securities and Exchange Commission. On September 18, 2008, the Company closed the public offering in which it accepted subscriptions for an aggregate of 200,000 shares of its common stock.

3 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a) Basis of Presentation
The financial statements have been prepared on a going concern basis, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has minimal business operations and has recurrring losses. These conditions raise substantial doubt about the ability of the Company to continue as a going concern.

In view of these matters, continuation as a going concern is dependent upon the continued   operations of the Company, which in turn is dependent upon the Company's ability to meet its financial requirements, raise additional capital, and the success of its future operations. The financial statements do not include any adjustments to the amount and classification of assets and liabilities that may be necessary should the Company not continue as a going concern.

The Company completed a public offering and raised $50,000 less offering costs of $32,092 as described in Note 6. Management believes that this plan provides an opportunity for the Company to continue as a going concern.

b) Cash and Cash Equivalents
The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents.

c) Use of Estimates and Assumptions
The preparation of financial statements in conformity with accounting principles enerally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts or revenues and expenses during the reporting period. Actual results could differ from those estimates.

d) Fair Value of Financial Instruments
SFAS 107, "Disclosures About Fair Value of Financial Instruments," requires disclosure of fair value information about financial instruments. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of September 30, 2008.

The respective carrying value of certain on-balance-sheet financial instruments approximate their fair values. These financial instruments include cash, stock subscriptions receivable, and accounts payable. Fair values were assumed to approximate carrying values for these financial instruments since they are short term in nature and their carrying amounts approximate fair value, or they are receivable or payable on demand.

e) Revenue Recognition
The Company has not generated any revenues since entering the development stage.  It is the Company's policy that revenues will be recognized in accordance with SEC Staff Bulletin (SAB) No. 104, "Revenue Recognition". Under SAB 104, product revenues (or service revenues) are recognized when persuasive evidence of an arrangement exists, delivery has occurred (or service has been performed), the sales price is fixed and determinable, and collectability is reasonably assured.

f) Stock-based Compensation
Stock-based compensation is accounted for at fair market value in accordance with SFAS No. 123 and 123 R. To date, the company has not adopted a stock option plan and has not granted and stock options.

g) Income Taxes
Income taxes are accounted for under the assets and liabilites method. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled.

h) Basic and Diluted Net Loss per Share
The Company computes net loss per share in acordance with SFAS No. 128, "Earnings per Share". SFAS No. 128 requires presentation of both basic and diluted per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all potentially dilutive shares if their effect is anti-dilutive.

i) Development Stage Company
Based on the Company's business plan, it is a development stage company since planned principal operations have not yet commenced. Accordingly, the Company presents its financial statements in conformity with the accounting principles generally accepted in the United States of America that apply to developing enterprises. As a development stage enterprise, the Company discloses its retained earnings (or deficit accumulated) during the development stage and the cumulative statements of operations and cash flows from commencement of development stage to the current balance sheet date. The development stage began on November 13, 2007, when the Company was organized.

j) Concentrations
The Company is not currently a party to any financial instruments that potentially subject it to concentrations of credit risk.

k) Recent Pronouncements
There were various accounting standards and interpretations issued during 2008 and 2007, none of which are expected to have a material impact on the Company's financial position, operations, or cash flows.

l) Principles of Consolidation
The consolidated financial statements include the accounts of both Title Starts Online, Inc. and its subsidiary Title Starts of Kansas City, LLC. All inter-company accounts have been eliminated in the consolidation.

4 CAPITAL STOCK

Preferred Stock. The Company has authorized 75,000,000 shares of preferred stock with a par value of $.001 per share. These shares may be issued in series with such rights and perferences as may be determined by the Board of Directors. The Company has not issued any preferred shares.

Common Stock. The Company has authorized 425,000,000 shares of common stock with a par value of $.001 per share. As of September 30, 2008, there were 3,300,000 shares issued and outstanding

On November 13, 2007, (inception), the Company issued 3,100,000 shares of common stock to a director of the Company at $.001 per share, for a total of $3,100 in stock subscriptions receivable. Subsequent to December 31, 2007, the Company collected the remaining balance of the stock subscriptions receivable.

On September 18, 2008, the Company issued 200,000 shares of common stock to forty individuals at $0.25 per share for a total $50,000 in stock subscriptions receivable. The $50,000 is being held in an escrow account with the Company's attorney. Offering costs totaling $32,092 related to the offering have been offset to the proceeds.

5 INCOME TAXES

Deferred income taxes arise from temporary timing differences in the recognition of income and expenses for financial reporting and tax purposes. The Company's deferred tax assets consist entirely of the benefit form operating loss (NOL) carry forwards. The net operating loss carry forward, if not used, will expire in various years through 2028, and is severely restricted as per the Internal Revenue code, if there is a change in ownership. The Company's deferred tax assets are offset by a valuation allowance due to the uncertainty of the realization of the net operating loss carry forwards. Net operating loss carry forwards may be further limited by other provisions of the tax laws.

The Company's deferred tax assets, valuation allowance, and change in valuation allowance are as follows:

Period Ending:	Estimated NOL Carry- Forward	NOL Expires	Estimated Tax Benefit from NOL	Valuation Allowance	Change in Valuation Allowance	Net Tax Benefit

December 31, 2007	1,800	2027	270	(270)	(270)	-
September 30, 2008	3,709	2028	556	(556)	(286)	-

Income taxes at the statutory rate are reconciled to the Company's actual income taxes as follows:

Income tax	(15.00)%
Deferred income	15.00%
Actual tax rate	0%

6 RELATED PARTY TRANSACTIONS

The Company uses the offices of its President for its minimal office facility needs for no consideration. No provision for these costs has been provided since it has been determined that they are immaterial.

The Company's President has advanced $5,000 to the Company during the period ended September 30, 2008. The advances are uncollateralized, bear no interest, and are due on demand.

7 DEFERRED OFFERING COSTS

As of December 31, 2007 and September 18, 2008, the Company had incurred $15,291 and $32,092, respectively, in costs related to a public offering of its securities. The offering was completed in September 2008, and the costs were offset to the proceeds.

Item 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our financial statements and the notes thereto which appear elsewhere in this report. The results shown herein are not necessarily indicative of the results to be expected in any future periods. This discussion contains forward-looking statements based on current expectations, which involve uncertainties. Actual results and the timing of events could differ materially from the forward-looking statements as a result of a number of factors.

Forward-Looking Statements

The following discussion and analysis is provided to increase the understanding of, and should be read in conjunction with, the Financial Statements of the Company and Notes thereto included elsewhere in this Report. Historical results and percentage relationships among any amounts in these financial statements are not necessarily indicative of trends in operating results for any future period. The statements, which are not historical facts contained in this Report constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are based on currently available operating, financial and competitive information, and are subject to various risks and uncertainties. Future events and the Company's actual results may differ materially from the results reflected in these forward-looking statements. Factors that might cause such a difference include, but are not limited to, dependence on existing and future key strategic and strategic end-user customers, limited ability to establish new strategic relationships, ability to sustain and manage growth, variability of operating results, the Company's expansion and development of new service lines, marketing and other business development initiatives, the commencement of new engagements, competition in the industry, general economic conditions, dependence on key personnel, the ability to attract, hire and retain personnel who possess the technical skills and experience necessary to meet the service requirements of its clients, the potential liability with respect to actions taken by its existing and past employees, risks associated with international sales, and other risks described herein and in the Company's other SEC filings.

Overview

Company Overview

Title Starts Online, Inc. is a corporation, incorporated in the State of Nevada on November 13, 2007. The Company's principal offices are currently located at 7007 College Boulevard, Suite 270, Overland Park, KS 66211. Our telephone number there is 913.832.0072. Our fax number is 866.681.3091. All operations, from administration to product development, take place at this location. The Company occupies space within a customer facility owned by our President and Chief Executive Officer, Mark DeFoor, for which it currently pays no rent.

The Company is in the early stage of operations with no current revenues to date. From inception through August 11, 2008, the date on which the Company’s securities offering was declared effective by the SEC, the majority of the Company’s activities revolved around defining requirements from residential title abstractors in the Kansas City area to determine the value proposition of a consolidated title start website and beginning the development of the website. From August 11, 2008 through September 17, 2008, the Company conducted its securities offering and obtained subscriptions for its securities. On September 25, 2008, the Company formed a wholly-owned subsidiary, Title Starts of Kansas City, LLC, a Missouri limited liability company. During the remainder of the third quarter, the Company continued to develop its website and began to identify title searchers and abstractors with whom it plans to establish contractual relationships for the use of the Company’s website through its subsidiary.

Organizational Structure

Our President and Chief Executive Officer is Mark DeFoor. Mr. DeFoor handles the operational business functions including corporate administration and development responsibility with respect to the title starts business. We have no employees.

Products and Services

The mission of the Company is to provide fast and reliable “title starts” or searched information to title abstractors of small and large title agencies and underwriters.

The Company is developing a central repository for title starts and plans to deliver two categories of products – title starts and a title search template – along with a tips and tools area via the Company’s website. The website has the functionality to manage new title search findings based on unique user identification to facilitate order processing, to offer remote storage and minimize redundant data entry. Users also have the ability to shop for existing title starts and utilize innovative search techniques to expedite their search.

The existing inventory of title starts are indexed by multiple categories. This database-driven approach allows users the ability to search by a number of separate of variables including addresses, names and/or property legal descriptions. The Company does not store any nonpublic information such as social security numbers or dates of birth on the website.

Users play a unique role in the population of the data on the Company website. As a user places a new title start online, that user can access one of the existing starts placed by another user. Users then have the capability of ranking the accuracy and completeness of another user’s search.

The Company uses a ranking system for users similar to the ranking system used for sellers on e-bay. Abstractors are ranked by their peers as to the completeness and accuracy of their searches. If the ranking of an abstractor falls below our pre-determined acceptance level, they will have a “restricted” ranking which will alert purchasers to the quality of the title start requested from a “restricted” user.

Startup and Plan of Operation

The Data Model (database back-end which houses the physical data logically for efficient access) has entered its second stage of development. Tables within the database have been completed and the relationships between those tables have been connected to ensure data integrity. We have made arrangements for an advisory panel of front line abstractors to test the Data Model and to test the primary data components. Such proof of concept at this stage will allow for a more efficient development phase of version I of the GUI interface.

The GUI (Graphical User Interface), the portion of the web application which is viewable by the public, is complete.  Testing on the GUI interface began with a group of title abstractors who agreed to volunteer their time to participate in a focus group to ensure the functionality and usability of the application.  Alterations stemming from that focus group began with the data model and will follow through to the GUI interface. The GUI design is pending approval of the Data Model with the advisory panel/focus group. Initially, we launched two separate interfaces. The first was the information entry screen which gives abstractors at the plant the ability to upload and utilize a standard process to search title. The second is a search engine which gives the abstractors the ability to access property information.

Over time, we see a third component to the system. This third component will allow imports from industry standard software through an easy-to-use interface. This component may need to be non-standard as each import would require a small amount of mapping to ensure that the load would match our Data Model. If we are successful in acquiring a large, national agency or underwriter as a business partner, we will elevate the priority of the development of this component.

Sales Strategies

Our most cost-effective way to generate sales is to direct as many users as possible to the Company’s website which has been developed in a manner which allow screens to be exported to media for distribution. The Company intends to establish relationships with title abstractors and title searchers for use of the website.

Technology / Platform

The web real estate of titlestarts.com was developed utilizing the following products offered remotely by godaddy.com:

Database:	SQLServer
GUI:	Microsofts .net framework

Both products run on the Microsoft’s Server platform.

Godaddy.com also hosts the Company’s email services and storage of information.

Future Products and Services

As the use of the website grows, the repository of information will become increasingly valuable and, in turn, marketable. Real estate property-related entities, such as property and casualty insurers, home improvement businesses and pest control companies, will be able to see what starts have been viewed and, therefore, ascertain the identity of the properties being transferred.

We also see a cross-marketing potential with the American Land Title Association (a national trade association in the title insurance industry) wherein the website could provide continuing education to abstractor members who use the product. The Company website could easily provide an online tutorial on proper search methods which would promote good practices and which could potentially reduce claims against agencies and underwriters.

Market Needs

Abstractors, also known as searchers, spend a significant portion of their time searching paper documents in local county offices or production plants. Production plants are repositories for real estate property records where plant members have the ability to view information. These production plants are expensive to maintain and are used exclusively by medium or large title agencies and underwriters. The Company can now offer to small and large title agencies and underwriters electronic access to the same information which is available at production plants. This allows all abstractors the ability to acquire title starts on a transaction fee basis.

An electronic central title start repository offers the potential for an enormous reduction in the time involved in research by abstractors. The online repository allows the work of an already researched property to be reutilized for a small transaction fee.

Market Trends

Almost every insurance agency and underwriter in the title industry is intensely interested in the developments in and benefits of technological advances in the industry. These companies are developing brand specific applications to speed the delivery of title commitments to market. While they are spending tremendous amount of time and money on these systems, the systems themselves are not benefiting the front line abstractors.

In our judgment, the future will bring a consolidation of information across agencies and underwriters. Such a vehicle does not currently exist, and the Company hopes to be in a position to offer a central repository of property information to all abstractors eliminating travel and search time in many areas.

Market Growth

Business in all aspects of the real estate industry has constricted over the past year. Mortgage applications have declined, and the ability of the mortgage professionals to place those applications has also declined. Most mortgage lenders have either closed or tightened the guild lines associated with placing the loans.

Title Starts Online, Inc is utilizing this time to create, implement and market our solution. The Company plans to be in a position to capture market share when an upswing in the real estate market occurs.

Competition

The title industry does not currently have a public online resource for title starts. Information is fragmented between legacy log books within local county records and company records within a variety of insurance agencies and underwriters.

Our primary competition is our customers themselves. As a title insurance agency searches a property, the “title start” or searched information is saved within a customer’s file. This record can be either a physical paper file or an image of the documents stored electronically. If, by chance, a title company is asked to research the property again, then the old customer file is opened and the title start will be utilized. In most cases, customers are not in the position of having multiple searches on the same property.

Some title agencies currently have an internal system which will access county records remotely and import them into their system. This system requests new searches from the county each time a property is searched. A system of this type would require data mapping for every county in the United States which is currently web enabled.

Basis of Presentation

Our financial statements are prepared in accordance with the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures in our unaudited condensed consolidated interim financial statements have been condensed or omitted as permitted by such rules and regulations. The financial statements included in this report should be read in conjunction with our audited financial statements for the year ended December 31, 2007 contained in the registration statement on Form S-1/A of Title Starts Online, Inc. filed with the Securities and Exchange Commission on May 5, 2008.

Significant Accounting Estimates

We review all significant estimates affecting our consolidated financial statements on a recurring basis and record the effect of any necessary adjustment prior to their publication. Uncertainties with respect to such estimates and assumptions are inherent in the preparation of financial statements; accordingly, it is possible that actual results could differ from those estimates and changes to estimates could occur in the near term. The preparation of our financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of the contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Estimates and judgments are used when accounting for revenue, stock-based compensation, accounts receivable and allowance for doubtful accounts, impairment of long-lived assets, depreciation and amortization, deferred income taxes, and contingencies among others.

Management has discussed the development and selection of these significant accounting estimates with our Board of Directors and our Board of Directors has reviewed our disclosures relating to them.

Results of Operations

Comparison of Three Month Period and Nine-Month Period Ended September 30, 2008 and Period From November 13, 2007 (Inception) to September 30, 2008

Overview

During the second half of the third quarter, we conducted an offering of securities pursuant to the registration statement which was declared effective by the U. S. Securities and Exchange Commission on August 11, 2008. Our general activity in the third quarter following the securities offering has been focused on launching our title starts web site and identifying title searchers and abstractors with whom the Company plans to establish relationships to use the website. Management believes the Company is poised for growth since our web site is now operational.

The Company’s web site offers a central repository for title starts for the purpose of delivering two categories of products: title starts and a title search template.

Revenue

For the quarter ended September 30, 2008, for the nine-month period ended on September 30, 2008 and for the period from November 13, 2007 (inception) to September 30, 2008, the Company had no revenue.

Operating Expenses

Operating expenses were $2,789 for the quarter ended September 30, 2008, $3,709 for the nine months ended September 30, 2008 and $5,509 for the period from November 13, 2007 (inception) to September 30, 2008.

Our expenses are categorized as advertising, transfer agent fees and legal fees. During the quarter ended September 30, 2008, we incurred $1,009 in advertising expense and $1,780 in transfer agent fees. During the nine months ended September 30, 2008, we incurred $1,009 in advertising expense, $1,780 in transfer agent fees and $920 in legal fees. During the period from November 13, 2007 (inception) to September 30, 2008, we incurred $1,009 in advertising expense, $1,780 in transfer agent fees and $2,720 in legal fees.

Operating Loss and Net Loss

Our net loss for the quarter ended September 30, 2008 was $2,789, our net loss for the nine months ended September 30, 2008 was $3,709 and our net loss for the period from November 13, 2007 (inception) to September 30, 2008 was $5,509.

Liquidity and Capital Resources

Management believes that we will begin receiving revenue in the first quarter of 2009. Based on our anticipated level of revenues, we believe that funds generated from operations, together with existing cash and cash available from financing activities in 2008, will be sufficient to finance our operations and planned capital expenditures through the second quarter of 2009.

We will continue to pursue traffic to our web site and actively seek new customers. We believe these actions will position us to capitalize on opportunities as they arise in the industry. However, there can be no assurance that these actions will be successful. Should volumes and revenues decline to a level significantly below our current expectations, we would reduce capital expenditures and implement cost-reduction initiatives which we believe would be sufficient to ensure that funds generated from operations, together with existing cash and available borrowings under our credit agreement, would be sufficient to finance our current operations through the second quarter of 2009.

We had net cash of $8,812 from operating activities in the nine months ended September 30, 2008 and net cash of $24,103 from operating activities for the period from November 13, 2007 (inception) to September 30, 2008. Cash provided from operations is generated primarily from net income and the timing of accounts receivable collections and disbursements of accounts payable and accrued expenses. We used net cash in financing activities of $8,701for the nine months ended September 30, 2008, we used net cash in financing activities of $23,992 for the period from November 13, 2007 (inception) to September 30, 2008. We ended the third quarter with cash of $111.

We believe cash flow from operations will be sufficient to finance our current operations through the second quarter of 2009.

Off-Balance-Sheet Arrangements

As of September 30, 2008, we did not have any significant off-balance-sheet arrangements, as defined in section 303(a)(4)(ii) of Regulation S-K of the SEC.

Item 3.	QUANTITATIVE AND QUALITATIVE ANALYSIS ABOUT MARKET RISK

Not applicable.

Item 4.	CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, we have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as of the end of the period covered by this report. Based on this evaluation, our chief executive officer concluded as of the evaluation date that our disclosure controls and procedures were effective such that the material information required to be included in our Securities and Exchange Commission reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our Company, particularly during the period when this report was being prepared.

Additionally, there were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the evaluation date. We have not identified any significant deficiencies or material weaknesses in our internal controls, and therefore there were no corrective actions taken.

PART II - OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

None

Item 1A. RISK FACTORS

Not applicable.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

Item 3. DEFAULTS UPON SENIOR SECURITIES.

None.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

Item 5. OTHER INFORMATION.

None

Item 6. EXHIBITS

Exhibits required by Item 601 of Regulation S-K

No.		Description
(3)	(i)	Articles of Incorporation of the Company[1]
	(iii)	Bylaws of the Company[1]
(4)		Form of Common Stock Certificate[1]
(31.1)		Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
(31.2)		Certification of President and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

1 Incorporated herein by reference from the Company’s Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on February 4, 2008.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TITLE STARTS ONLINE, INC.
(Registrant)

Date: November 12, 2008	/s/ Mark DeFoor
Mark DeFoor
President and Chief Executive Officer