Form 10-K
period 2008-12-31
Title Starts Online, Inc.
filed 2009-03-31
CIK 1425287

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT

Commission file number: 333-149036

TITLE STARTS ONLINE, INC.
 (Name of registrant as specified in its charter)

Nevada	26-1394771
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7007 College Boulevard, Suite 270
Overland Park, KS 66211	913.832.0072
(Address of principal executive offices)	(Registrant’s telephone number)

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE EXCHANGE ACT:
None

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE EXCHANGE ACT:
None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 of Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

As of June 30, 2008, the last business day of the Registrant’s most recently completed second fiscal quarter, the market value of our common stock held by non-affiliates was $0, because as of such date none of our common stock was held by non-affiliates.

The number of shares of the Registrant’s common stock, $0.001 par value, outstanding as of March 31, 2009, was 3,300,000.  We have no other classes of common equity.

TABLE OF CONTENTS

Title Starts Online, Inc.
Annual Report on Form 10-K
For the Year Ended December 31, 2008

When used in this Report, the words “anticipate”, expect”, “plan”, “believe”, “seek”, “estimate” and similar expressions are intended to identify forward-looking statements.  These are statements that relate to future periods and include, but are not limited to, statements about the features, benefits and performance of our products , our ability to introduce new product offerings and increase revenue from existing products, expected expenses including those related to selling and marketing, product development and general and administrative, our beliefs regarding the health and growth of the market for our products, anticipated increase in our customer base, expansion of our products functionalities, expected revenue levels and sources of revenue, expected impact, if any, of legal proceedings, the adequacy of liquidity and capital resource, and expected growth in business.  Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected.  These risks and uncertainties include, but are not limited to, market acceptance for our products, our ability to attract and retain customers for existing and new products, our ability to control our expenses, our ability to recruit and retain employees, legislation and government regulation, shifts in technology, global and local business conditions, our ability to effectively maintain and update our product and service portfolio, the strength of competitive offerings, the prices being charged by those competitors and the risks discussed elsewhere herein.  These forward-looking statements speak only as of the date hereof.  We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

PART I

Item 1. Business

Company Overview

Title Starts Online, Inc. is a corporation, incorporated in the State of Nevada on November 13, 2007. The Company's principal offices are currently located at 7007 College Boulevard, Suite 270, Overland Park, KS 66211. Our telephone number there is 913.832.0072.  Our fax number is 866.681.3091.  All operations, from administration to product development, take place at this location. The Company occupies space within a customer facility owned by our President and Chief Executive Officer, Mark DeFoor, for which it currently pays no rent.  There is no obligation for or guarantee that this arrangement will continue in the future.

The Company is in its development stage with no current revenues to date.  The majority of the activities to date have revolved around defining requirements from residential title abstractors in the Kansas City area to determine the value proposition of a consolidated title start website business.  In the title insurance business, abstractors are required to research any and all encumbrances on specific properties which are in the process of being refinanced or sold.  This search is completed by merging data from a variety of sources, some online and some in log books physically maintained by local governmental entities and private production plants.  The research results are then compiled into a commitment of title insurance which is submitted to the entity requesting the information.

Organizational Structure

Our President and Chief Executive Officer, Mark DeFoor, is the only individual currently participating in the Company’s activities.  At present, he is contributing approximately ten hours per week, without compensation, to handle the operational business functions including corporate administration and development responsibility. Melissa Yarnell serves as our corporate secretary.

At such time as funds are available and the need exists, we plan to hire employees with technical expertise.  We anticipate the cost of each of these technical employment positions to be approximately $80,000.00 per year, and we may choose to compensate these employees with consideration other than cash, such as shares of common stock or options to purchase shares of common stock.

Assuming the availability of funds from this Offering or future sales of products, we expect to hire employees to fill the following positions:

DBA – Database Administrator
.Net Systems Developer
Document Management Specialist

We would also like to retain commissioned sales representatives or partner with national insurance underwriters to cross-sell our services.  As sales increase, we will be in a position to add customer service representatives to handle inbound calls, handle setup, and assist in operational troubleshooting.

Land Title Registry System and the Role of Title Insurance

In the U. S. ownership of real property is recorded in land title registry systems maintained in the counties of each state.  The purpose of the land title registry system is to provide a public source for determining ownership of property and rights therein.  Titles of properties are examined at the time of transfers for the following purposes:

•	To expertly examine titles and provide curative remedies for title issues;

•	To disclose all material facts (in writing) to interested parties; and

•	To actively promote fraud prevention in real estate transactions.

Parties to real estate transactions frequently obtain title insurance which provides protection against any problems in the chain of title which may arise with respect to property purchased.

In order to provide title insurance, title companies must search the chain of ownership of real property in order to determine that the property qualifies to be insured.

The title search process is the process of examining all relevant records to confirm that the seller is in fact the legal owner of the property and that there are no liens or other claims outstanding out of the property. A search should discover any liens attached to the property such as taxes owed, unpaid construction costs and even missing heirs that could lay claim to the house. A search can also turn up easements that allow access to the property by utilities companies, such as power or water. Some searches may go back 50 years.

There are two types of title insurance:

•	Policies for lenders which protect lenders and are usually issued through a bank and required by any lender before issuing a loan; and

•	Policies for owners which protect the owner's investment.

Market Needs

Title abstractors, also known as title searchers, spend a significant portion of their time searching paper documents in local county offices or production plants.  Production plants are repositories for real estate property records where plant members have the ability to view information.  These production plants are expensive to maintain and are used exclusively by medium or large title agencies and underwriters.  The Company offers to small and large title agencies and underwriters electronic access to the same information which is available at production plants.  This allows all abstractors the ability to acquire title starts on a transaction fee basis.

An electronic central title start repository offers the potential for an enormous reduction in the time involved in research by abstractors.  The online repository allows the work of an already researched property to be reutilized for a small transaction fee.

Products and Services

The mission of the Company is to provide fast and reliable "title starts" or searched information to abstractors of small and large title agencies and underwriters.

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

The existing inventory of title starts is indexed by multiple categories.  This database-driven approach allows users the ability to search by a number of separate of variables including addresses, names and/or property legal descriptions.  The Company does not store any nonpublic information such as social security numbers or dates of birth on the website.

Users play a unique role in the population of the data on the Company website.  As a user places a new title start online, that user can access one of the existing starts placed by another user.  Users then have the capability of ranking the accuracy and completeness of another user’s search.

The Company uses a ranking system for users similar to the ranking system used for sellers on e-bay.  Abstractors will be ranked by their peers as to the completeness and accuracy of their searches.  If the ranking of an abstractor falls below our pre-determined acceptance level, they will have a “restricted” ranking which will alert purchasers to the quality of the title start requested from a “restricted” user.

Startup and Plan of Operation

The Data Model (Database back-end which houses the physical data logically for efficient access) has entered its second stage of development.  Tables within the database have been completed and the relationships between those tables have been connected to ensure data integrity. We have made arrangements for an advisory panel of front line abstractors to test the Data Model to test the primary data components.  Such proof of concept at this stage will allow for a more efficient development phase of version I of the GUI interface.

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

Over time, we see a third component to the system.  This final component will allow imports from industry standard software through an easy-to-use interface.  This component may need to be non-standard as each import would require a small amount of mapping to ensure that the load would match our Data Model.  If we are successful in acquiring a large, national agency or underwriter as a business partner, we will elevate the priority of the development of this component.

Sales Strategies

Our most cost-effective way to generate sales is to direct as many users as possible to the Company’s website which has been developed in a manner which would allow screens to be exported to media for distribution. The Company intends to establish relationships with title abstractors and title searchers for use of the website.

Technology / Platform

The web real estate of titlestarts.com was developed utilizing the following products offered remotely by godaddy.com:

Database:   SQLServer
GUI:   Microsofts .net framework

Both products run on the Microsoft’s Server platform.

Godaddy.com is also hosting the Company’s email services and storage of information.

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

Bankruptcy or Similar Proceedings

There has been no bankruptcy, receivership or similar proceeding.

Reorganizations, Purchase or Sale of Assets

None

Compliance with Government Regulation

Title insurance is governed by state law and varies from state to state.  States generally set premiums for title insurance policies, and under the Real Estate Settlement Procedures Act (“RESPA”), property owners may choose title insurance carriers.  The Company will not be in the business of offering title insurance and will, therefore, not be subject to governmental regulation as a title insurer.  However, the Company may be indirectly affected by governmental regulation of title insurance to the extent such regulation relates to the products and services offered by the Company.  The Company will assess regulations and requirements of the jurisdictions in which it offers its products and services and may need to retain outside experts in order to ensure compliance.  The Company does not believe that its current structure will require it to obtain insurance licenses or other types of licenses, but it is possible that regulations could be amended to require such licenses in the future.

Subsidiaries

We have one subsidiary, Title Starts of Kansas City, LLC (“TSKC”), a limited liability company formed by the Company on September 25, 2008 under the laws of the State of Missouri.

We own 100% of the membership interests in TSKC.  We formed TSKC as a vehicle to enter into website subscriber contracts with title abstractors to utilize the Company’s website by entering title starts information.  To date, TSKC has not entered into any such website subscriber agreements.

Patents and Trademarks

We do not own, either legally or beneficially, any patents or trademarks.

Employees and Employment Agreements

At present, we have no employees.  Mr. DeFoor, our President, provides services on a consulting basis. There is no employment agreement between the Company and our President.  We anticipate that we will be conducting most of our business through agreement with consultants and third parties until employees are hired.

Reports to Security Holders

We provide an annual report that includes audited financial information to our shareholders.  We will make our financial information equally available to any interested parties or investors through compliance with the disclosure rules for a small business issuer under the Securities Exchange Act. We file a Form 10-K annually and a Form 10-Q quarterly. In addition, we will file Form 8-K and other proxy and information statements from time to time as required. The public may read and copy any materials that we file with the Securities and Exchange Commission (the "SEC"), at the SEC's Public Reference Room at 100 F Street NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site (http://www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

Item 1A. Risk Factors

Not Applicable.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We do not currently own any property.  We are currently utilizing space within a customer facility owned by our President and Chief Executive Officer, Mark DeFoor, for which it pays no rent. We believe the current premises are sufficient for our needs at this time.

We currently have no investment policies as they pertain to real estate, real estate interests or real estate mortgages.

Item 3. Legal Proceedings

We are not currently involved in any legal proceedings, and we are not aware of any pending or potential legal actions.

Item 4. Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

We are in the process of applying for a trading symbol in order to list our common stock for quotation on the OTCBB.  The OTCBB is a regulated quotation service that displays real-time quotes, last sale prices and volume information in over-the-counter (OTC) securities. The OTCBB is not an issuer listing service, market or exchange. Although the OTCBB does not have any listing requirements per se, to be eligible for quotation on the OTCBB, issuers must remain current in their filings with the SEC or applicable regulatory authority. Market Makers are not permitted to begin quotation of a security whose issuer does not meet this filing requirement. Securities already quoted on the OTCBB that become delinquent in their required filings will be removed following a 30 or 60 day grace period if they do not make their required filing during that time.

There is no public market for our securities. There has been no public trading of our securities, and, therefore, no high and low bid pricing. As of the date of this report we have 40 shareholders of record. We have paid no cash dividends and have no outstanding options.

Penny Stock Rules

The Securities and Exchange Commission has also adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system).

Purchasing a penny stock which the ability to sell the stock. Our shares constitute penny stock under the Securities and Exchange Act. The shares will remain penny stocks for the foreseeable future. The classification of penny stock makes it more difficult for a broker-dealer to sell the stock into a secondary market, which makes it more difficult for a stockholder to liquidate his or her shares. Any broker-dealer engaged by the purchaser for the purpose of selling his or her shares in the Company will be subject to Rules 15g-1 through 15g-10 of the Securities and Exchange Act. Rather than creating a need to comply with those rules, some broker-dealers will refuse to attempt to sell penny stock.

The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from those rules, to deliver a standardized risk disclosure document, which:

-	contains a description of the nature and level of risk in the market for penny stock in both public offerings and secondary trading;

-
contains a description of the broker's or dealer's duties to the customer and of the rights and remedies available to the customer with respect to a violation of such duties or other requirements of the Securities Act of 1934, as amended;

-	contains a brief, clear, narrative description of a dealer market, including "bid" and "ask" price for the penny stock and the significance of the spread between the bid and ask price;

-	contains a toll-free telephone number for inquiries on disciplinary actions;

-	defines significant terms in the disclosure document or in the conduct of trading penny stocks; and

-	contains such other information and is in such form (including language, type, size and format) as the Securities and Exchange Commission shall require by rule or regulation;

The broker-dealer also must provide, prior to effecting any transaction in a penny stock, to the customer:

-	the bid and offer quotations for the penny stock;

-	the compensation of the broker-dealer and its salesperson in the transaction;

-	the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and

-	monthly account statements showing the market value of each penny stock held in the customer's account.

In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules; the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written acknowledgment of the receipt of a risk disclosure statement, a written agreement to transactions involving penny stocks, and a signed and dated copy of a written suitability statement. These disclosure requirements will have the effect of reducing the trading activity in the secondary market for our stock because it will be subject to these penny stock rules. Therefore, stockholders may have difficulty selling their securities.

Transfer Agent

Our transfer agent is Empire Stock Transfer, 2470 St. Rose Parkway, Suite 304, Henderson, NV  89074.

(A)  Recent Sales of Unregistered Securities

Other than the initial subscription for founder’s shares by our President and director, Mark DeFoor, on November 13, 2007, the Company has not sold any unregistered securities from inception through the end of its fiscal year on December 31, 2008.  Mr. DeFoor’s initial subscription was for 3,100,000 shares of its common stock for which the Company received $3,100.

(B)  Use of Proceeds from Registered Securities

On September 18, 2008, the Company closed its offering of common stock (the “Offering”) registered on Form S-1/A Pre-Effective Amendment No. 4 to Form SB-2 Registration Statement under the Securities Act of 1933 which was declared effective on August 11, 2008.  In the Offering the Company accepted subscriptions for 200,000 shares of its common stock at a price of $0.25 per share from 40 subscribers for gross proceeds of $50,000.  The proceeds of the Offering were used by the Company for the following purposes through December 31, 2008:

Formation Legal Fees	$1,800.00
Registered Agent Fees, courier costs, EDGAR filing costs	1,770.00
CUSIP Bureau	124.00
Total	$3,694.00

(C)  Issuer Purchases of Equity Securities

None.

Item 6. Selected Consolidated Financial Data

Not applicable.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The financial and business analysis below provides information that the Company believes is relevant to an assessment and understanding of the Company’s consolidated financial position and results of operations.  This financial and business analysis should be read in conjunction with the consolidated financial statements and related notes.

Forward-Looking Statements

When used in this Report, the words “anticipate”, expect”, “plan”, “believe”, “seek”, “estimate” and similar expressions are intended to identify forward-looking statements.  These are statements that relate to future periods and include, but are not limited to, statements about the features, benefits and performance of our products , our ability to introduce new product offerings and increase revenue from existing products, expected expenses including those related to selling and marketing, product development and general and administrative, our beliefs regarding the health and growth of the market for our products, anticipated increase in our customer base, expansion of our products functionalities, expected revenue levels and sources of revenue, expected impact, if any, of legal proceedings, the adequacy of liquidity and capital resource, and expected growth in business.  Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected.  These risks and uncertainties include, but are not limited to, market acceptance for our products, our ability to attract and retain customers for existing and new products, our ability to control our expenses, our ability to recruit and retain employees, legislation and government regulation, shifts in technology, global and local business conditions, our ability to effectively maintain and update our product and service portfolio, the strength of competitive offerings, the prices being charged by those competitors and the risks discussed elsewhere herein.  These forward-looking statements speak only as of the date hereof.  We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

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

The Company is in the early stage of operations with no current revenues to date.  From inception through August 11, 2008, the date on which the Company’s securities offering was declared effective by the SEC, the majority of the Company’s activities revolved around defining requirements from residential title abstractors in the Kansas City area to determine the value proposition of a consolidated title start website and beginning the development of the website.  From August 11, 2008 through September 17, 2008, the Company conducted its securities offering and obtained subscriptions for its securities.  On September 25, 2008, the Company formed a wholly-owned subsidiary, Title Starts of Kansas City, LLC, a Missouri limited liability company.  During the remainder of the fiscal year, the Company continued to develop its website and began to identify title searchers and abstractors with whom it plans to establish, through its subsidiary, contractual relationships for the use of the Company’s website.

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

Results of Operations

Comparison of Year Ended December 31, 2008 and Period from November 13, 2007 (Inception) to December 31, 2008

Revenue

For the year ended December 31, 2008, for the period from November 13, 2007 (inception) to December 31, 2007 and for the period from November 13, 2007 (inception) to December 31, 2008, the Company had no revenue.

Operating Expenses

Operating expenses were $24,476 for the year ended December 31, 2008, $1,800 for the period from November 13, 2007 (inception) through December 31, 2007 and $26,276 for the period from November 13, 2007 (inception) to December 31, 2008.

Our expenses are categorized as administrative expense and professional services expense.  During the year ended December 31, 2008, we incurred $4,145 in administrative expense and $20,331 in professional service expense.  During the period from November 13, 2007 (inception) through December 31, 2007, we incurred $0 in administrative expense and $1,800 in professional service expense.  During the period from November 13, 2007 (inception) through December 31, 2008, we incurred $4,145 in administrative expense and $22,131 in professional service expense.

Operating Loss and Net Loss

Our net loss for the year ended December 31, 2008 was $24,476, our net loss for the period from November 13, 2007 (inception) through December 31, 2007 was $1,800 and our net loss for the period from November 13, 2007 (inception) through December 31, 2008 was $26,276.

Liquidity and Capital Resources

Management believes that we will begin receiving revenue in the fourth quarter of 2009. Based on our anticipated level of revenues, we believe that funds generated from operations, together with existing cash and cash available from financing activities completed in 2008, will be sufficient to finance our operations and planned capital expenditures through the first quarter of 2010.

We will continue to pursue traffic to our web site and actively seek new customers.  We believe these actions will position us to capitalize on opportunities as they arise in the industry. However, there can be no assurance that these actions will be successful. Should volumes and revenues decline to a level significantly below our current expectations, we would reduce capital expenditures and implement cost-reduction initiatives which we believe would be sufficient to ensure that funds generated from operations, together with existing cash and available borrowings under our credit agreement, would be sufficient to finance our current operations through the first quarter of 2010.

We had net cash of $27,585 used in operating activities in the year ended December 31, 2008, net cash of $15,291 provided by operating activities for the period from November 13, 2007 (inception) to December 31, 2007 and net cash of $12,294 used in operating activities for the period from November 13, 2007 (inception) to December 31, 2008.

We had net cash of $27,657 provided by financing activities during the year ended December 31, 2008, net cash of $15,291 used in financing activities for the period from November 13, 2007 (inception) through December 31, 2007 and net cash of $12,366 provided by financing activities for the period from November 13, 2007 (inception) through December 31, 2008.  We ended the year with cash of $72.

There were no cash flows from investing activities during any period reported.

We believe cash flow from operations will be sufficient to finance our current operations through the first quarter of 2010. If additional funding is required, the Company plans to obtain working capital from equity financing from the sale of our common stock and/or advances from Mark DeFoor, our President and Chief Executive Officer and sole director.

Off-Balance-Sheet Arrangements

As of December 31, 2008, we did not have any significant off-balance-sheet arrangements, as defined in section 303(a)(4)(ii) of Regulation S-K of the SEC.

Plan of Operation

Our plan of operation for the next 12 months is to continue to develop the operational process for the Company’s website and to identify title abstractors as potential website subscribers with whom we, through our subsidiary, could enter into website subscriber agreements for the purpose of populating the Company’s website with title starts data. We would require additional funding in order to proceed with any additional operations outside our present plan of operation.  If additional funding is required, the Company plans to obtain working capital from equity financing from the sale of our common stock and/or advances from Mark DeFoor, our President and Chief Executive Officer and sole director.  We do not have any arrangements in place for any future equity financing or loans.

The United States and the global business community is experiencing severe instability in the commercial and investment banking systems which is likely to continue to have far-reaching effects on the economic activity in the country for an indeterminable period. The long-term impact on the United States economy and the Company's operating activities and ability to raise capital cannot be predicted at this time, but may be substantial.

Item 8. Financial Statements

Title Starts Online, Inc.

As of December 31, 2008
And for the Period November 13, 2007 (Inception)
Through December 31, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Title Starts Online, Inc.
Overland Park, Kansas

We have audited the accompanying balance sheets of Title Starts Online, Inc. as of December 31, 2008 and 2007 and the related statements of operations, changes in stockholders’ equity (deficit) and cash flows for the year ended December 31, 2008, for the period from November 13, 2007 (inception) to December 31, 2007 and for the period from November 13, 2007 (inception) to December 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based upon our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Title Starts Online, Inc. as of December 31, 2008 and 2007, and the results of its operations and its cash flows for the year ended December 31, 2008, for the period from November 13, 2007 (inception) to December 31, 2007 and for the period from November 31, 2007 (inception) to December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 2, the Company has no business operations and has negative working capital and stockholders’ deficits, which raise substantial doubt about its ability to continue as a going concern. Management’s plan in regard to this matter is also discussed in Note 2. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

/s/ Schumacher & Associates, Inc.

Schumacher & Associates, Inc.
March 28, 2009
Denver, Colorado

TITLE STARTS ONLINE, INC.
(A Development Stage Company)
Consolidated Balance Sheets

	December 31, 2008	December 31, 2007
ASSETS

CURRENT ASSETS
Cash	$72	$—
Escrow account with attorney	46,306	—
Stock subscriptions receivable	—	3,100

TOTAL CURRENT ASSETS	46,378	3,100

Deferred offering costs		15,291

TOTAL ASSETS	$46,378	$18,391

LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)

LIABILITIES
Accounts payable	$60,288	$17,091
Advances payable, related party	5,500	—

Total Current Liabilities	65,788	17,091

Commitments and contingencies (Notes 1,2,3,4,5 and 6)

Stockholders' Equity (Deficit)
75,000,000 Preferred Stock authorized at $0.001 per share, none issued
425,000,000 shares Common Stock authorized at $0.001/par value
3,300,000 and 3,1000,000 shares issued and outstanding at December 31, 2008 and 2007 respectively.	3,300	3,100
Additional Paid-in Capital	3,566	—
Deficit accumulated during development stage	(26,276)	(1,800)

Total Stockholders' Equity (Deficit)	(19,410)	1,300

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$46,378	$18,391

The accompanying notes are an integral part of these consolidated financial statements.

TITLE STARTS ONLINE, INC.
(A Development Stage Company)
Consolidated Statements of Operations

		For the Period	For the Period
		November 13, 2007	November 13, 2007
		(Inception)	(Inception)
	Year Ending	Through	Through
	December 31, 2008	December 31, 2007	December 31, 2008

Revenues	$—	$—	$—

Operating Expense
Administrative Expense	4,145	—	4,145
Professional Services	20,331	1,800	22,131
	24,476	1,800	26,276

Net loss	$(24,476)	$(1,800)	$(26,276)

Basic earnings per share	$(0.01)	$Nil	$(0.01)

Weighted average number of common shares outstanding	3,165,479	3,100,000	3,150,242

The accompanying notes are an integral part of these consolidated financial statements.

TITLE STARTS ONLINE, INC.
(A Development Stage Company)
 Consolidated Statement of Changes in Stockholders' Equity (Deficit)
For the Period from November 13, 2007 (Inception) to December 31, 2008

				Deficit
				Accumulated
		Common	Additional	During
	Common	Stock	Paid-in	Development
	Stock	Amount	Capital	Stage	Total

Stock issued for cash December 1, 2007
at par value of $0.001 per share	3,100,000	$3,100	$—	$—	$3,100
Net (loss) for the year 2007	—	—	—	(1,800)	(1,800)
Balance December 31, 2007	3,100,000	3,100	—	(1,800)	1,300

Stock issued for cash September 30, 2008 at
$0.25 per share, less offering costs of $46,234	200,000	200	3,566	—	3,766
Net (loss) for the year 2008	—	—	—	(24,476)	(24,476)
Balance December 31, 2008	3,300,000	$3,300	$3,566	$(26,276)	$(19,410)

The accompanying notes are an integral part of these consolidated financial statements.

TITLE STARTS ONLINE, INC.
(A Development Stage Company)
Consolidated Statements of Cash Flows

		For the Period	For the Period
		November 13,2007	November 13, 2007
		(Inception)	(Inception)
	Year Ending	Through	Through
	December 31, 2008	December 31, 2007	December 31, 2008

CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	$(24,476)	$(1,800)	$(26,276)
Adjustments to reconcile net loss to net cash used by operating activities:
(Increase) in escrow account	(46,306)	—	(46,306)
Increase in accounts payable	43,197	17,091	60,288

Net cash provided by (used in) operating activities	(27,585)	15,291	(12,294)

CASH FLOWS FROM INVESTING ACTIVITIES	—	—	—

CASH FLOWS FROM FINANCING ACTIVITIES
Advance from related party	5,500	—	5,500
Issuance of Common Stock	53,100	—	53,100
Offering costs	(30,943)	(15,291)	(46,234)

Net cash provided by (used in) financing activities	27,657	(15,291)	12,366

Net increase in cash	72	—	72
Cash at beginning of period	—	—	—
Cash at end of period	$72	$—	$72

Supplemental Cash Flow Disclosures:
Cash paid during period for interest	$—	$—	$—
Cash paid during period for taxes	$—	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

TITLE STARTS ONLINE, INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements
December 31, 2008

1) ORGANIZATION AND BUSINESS OPERATIONS

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

On August 11, 2008, the Company received a Notice of Effectiveness from the U.S. Securities and Exchange Commission. On September 18, 2008, the Company closed the public offering in which it accepted subscriptions for an aggregate of 200,000 shares of its common stock.

2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

This summary of significant accounting policies is presented to assist in understanding the Company's financial statements. The financial statements and notes are representations of  management  who  is responsible  for their  integrity  and  objectivity.  These  accounting policies  conform to generally  accepted  accounting  principles in the United  States of  America  and have been  consistently  applied in the preparation of the financial  statements.

a)  Basis of Presentation

The financial statements have been prepared on a going concern basis, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has no business operations and has negative working capital and stockholders’ deficits. These conditions raise substantial doubt about the ability of the Company to continue as a going concern.

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

The Company completed a public offering and raised $50,000 less offering costs of $46,234 as described in Note 6. Management believes that the proceeds from the public offering, the Company’s anticipated revenue and the minimal costs of operation provide an opportunity for the Company to continue as a going concern.  If additional funding is required, the Company plans to obtain working capital from either equity financing from the sale of our common stock and/or advances from our President.

b)  Cash and Cash Equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents.

c)  Use of Estimates and Assumptions

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts or revenues and expenses during the reporting period. Actual results could differ from those estimates.

d)  Fair Value of Financial Instruments

SFAS 107, "Disclosures About Fair Value of Financial Instruments," requires disclosure of fair value information about financial instruments. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2008.

The respective carrying value of certain on-balance-sheet financial instruments approximates their fair values. These financial instruments include cash, escrow account, stock subscriptions receivable, accounts payable, and advances payable related party. Fair values were assumed to approximate carrying values for these financial instruments since they are short term in nature and their carrying amounts approximate fair value, or they are receivable or payable on demand.

TITLE STARTS ONLINE, INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements
December 31, 2008

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

f)  Income Taxes

Income taxes are accounted for under the assets and liabilities method. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized.

g)  Basic and Diluted Net Loss per Share

The Company computes net loss per share in accordance with SFAS No. 128, "Earnings per Share". SFAS No. 128 requires presentation of both basic and diluted per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted earnings per share is not shown for periods in which the Company incurs a loss because it would be anti-dilutive.  At December 31, 2008, the Company had no stock equivalents that were anti-dilutive and excluded in the earnings per share computation.

h)  Development Stage Company

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

i)  Concentrations

The Company is not currently a party to any financial instruments that potentially subject it to concentrations of credit risk.

j)  Recent Pronouncements

There were various accounting standards and interpretations issued during 2008 and 2007, none of which are expected to have a material impact on the Company's financial position, operations, or cash flows.

k)  Principles of Consolidation

The consolidated financial statements include the accounts of both Title Starts Online, Inc. and its subsidiary Title Starts of Kansas City, LLC. All inter-company accounts have been eliminated in the consolidation.

3) CAPITAL STOCK

Preferred Stock. The Company has authorized 75,000,000 shares of preferred stock with a par value of $.001 per share. These shares may be issued in series with such rights and preferences as may be determined by the Board of Directors. The Company has not issued any preferred shares.

Common Stock. The Company has authorized 425,000,000 shares of common stock with a par value of $.001 per share. As of December 31, 2008, there were 3,300,000 shares issued and outstanding.

TITLE STARTS ONLINE, INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements
December 31, 2008

On November 13, 2007, (inception), the Company issued 3,100,000 shares of common stock to a director of the Company at $.001 per share, for a total of $3,100 in stock subscriptions receivable. Subsequent to December 31, 2007, the Company collected the remaining balance of the stock subscriptions receivable.

On September 18, 2008, the Company issued 200,000 shares of common stock to forty individuals at $0.25 per share for a total $50,000 in stock subscriptions receivable. The $50,000 is being held in an escrow account with the Company's attorney. Offering costs totaling $46,234 related to the offering have been offset to the proceeds.  Included in accounts payable at December 31, 2008, is $58,044 payable to the attorney holding the escrow account.

4) INCOME TAXES

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

The Company's deferred tax assets, valuation allowance, and change in valuation allowance are as follows:

Period Ending:	Estimated NOL Carry- Forward	NOL Expires	Estimated Tax Benefit from NOL	Valuation Allowance	Change in Valuation Allowance	Net Tax Benefit

December 31, 2007	1,800	2027	270	(270)	(270)	—

December 31, 2008	24,476	2028	3,671	(3,671)	(3,671)	—

Income taxes at the statutory rate are reconciled to the Company's actual income taxes as follows:

Income tax	(15.00)%

Deferred income	15.00%

Actual tax rate	0%

5) RELATED PARTY TRANSACTIONS

The Company uses the offices of its President for its minimal office facility needs for no consideration. No provision for these costs has been provided since it has been determined that they are immaterial.

The Company's President has advanced $5,500 to the Company during the year ended December 31, 2008. The advances are uncollateralized, bear no interest, and are due on demand.

6) DEFERRED OFFERING COSTS

As of December 31, 2007 and December 31, 2008, the Company had incurred $15,291 and $46,234, respectively, in costs related to a public offering of its securities. The offering was completed in September 2008, and the costs were offset to the proceeds.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

As of the end of the period covered by this Annual Report, our sole officer and director performed an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on the evaluation and the identification of the material weaknesses in internal control over financial reporting described below, our sole officer and director concluded that, as of December 31, 2008, the Company's disclosure controls and procedures were not effective.

Management's Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act.  Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with GAAP.  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projection of any evaluation of effectiveness to future periods is subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Mark DeFoor, our President and sole director has conducted an assessment of our internal control over financial reporting as of December 31, 2008.  Management's assessment of internal control over financial reporting was conducted using the criteria in Internal  Control  over  Financial  Reporting  -  Guidance  for  Smaller  Public Companies  issued by the Committee of Sponsoring  Organizations  of the Treadway Commission ("COSO").

A material weakness is a deficiency, or a combination of deficiencies, in internal  control  over  financial  reporting,  such that there is a  reasonable possibility  that a material  misstatement  of the  Company's  annual or interim financial  statements  will not be prevented or detected on a timely  basis.  In connection with  management's  assessment of our internal control over financial reporting as required  under Section 404 of the  Sarbanes-Oxley  Act of 2002, we identified  the  following  material  weaknesses  in our  internal  control over financial reporting as of December 31, 2008:

1.           The Company has not established adequate financial reporting monitoring activities to mitigate the risk of management override, specifically because there are no employees and only one officer and director with management functions and therefore there is lack of segregation of duties.  In addition, the Company has installed accounting software that does not prevent erroneous or unauthorized changes to previous reporting periods and does not provide an adequate audit trail of entries made in the accounting software.  However, although our controls are not effective, these significant weaknesses did not result in any material misstatements in our financial statements.

2.           In addition, there is insufficient oversight of accounting principles implementation and insufficient oversight of external audit functions.

3.           There is a strong reliance on the external auditors to review and adjust the annual and quarterly financial statements, to monitor new accounting principles, and to ensure compliance with GAAP and SEC disclosure requirements.

4.           There is a strong reliance on the external attorneys to review and edit the annual and quarterly filings and to ensure compliance with SEC disclosure requirements.

Because of the material weaknesses noted above, management has concluded that we did not maintain effective internal control over financial reporting as of December 31, 2008, based on Internal Control over Financial Reporting - Guidance for Smaller Public Companies issued by COSO.

Remediation of Material Weaknesses in Internal Control over Financial Reporting

As a small business, without a viable business and revenues, the Company does not have the resources to install a dedicated staff with deep expertise in all facets of SEC disclosure and GAAP compliance.  As is the case with many small businesses, the Company will continue to work with its external auditors and attorneys as it relates to new accounting principles and changes to SEC disclosure requirements. The Company has found that this approach worked well in the past and believes it to be the most cost effective solution available for the foreseeable future.

The Company will conduct a review of existing sign-off and review procedures as well as document control protocols for critical accounting spreadsheets.  The Company will also increase management's review of key financial documents and records.

As a small business, the Company does not have the resources to fund sufficient staff to ensure a complete segregation of responsibilities within the accounting function.  However, Company management does review, and will increase the review of, financial statements on a monthly basis, and the Company's external auditor conducts reviews on a quarterly basis.  These actions, in addition to the improvements identified above, will minimize any risk of a potential material misstatement occurring.

This Annual Report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting.  Management's report was not subject to attestation by the Company's registered  public  accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management's report in this annual report.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fourth quarter ended  December 31, 2008 that materially  affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors and Executive Officers

The officers and director of the Company are as follows:

Name and Address	Age	Position	Date Elected	Term Expires

Mark DeFoor 7007 College Boulevard, Suite 270 Overland Park, KS 66211	38	President, Chief Executive Officer, Treasurer and Director	December 1, 2008	December 1, 2009
Melissa Yarnell 7007 College Boulevard, Suite 270 Overland Park, KS 66211	41	Secretary	December 1, 2008	December 1, 2009

Directors are elected to serve until the next annual meeting of stockholders and until their successors have been elected and qualified. Officers are appointed to serve until the meeting of the board of directors following the next annual meeting of stockholders and until their successors have been elected and qualified.

Mark DeFoor currently devotes approximately ten hours per week to Company matters. If circumstances warrant in the future, Mr. DeFoor intends to devote as much time as is necessary to manage the affairs of the Company.

Our officers and director have not been the subject of any order, judgment, or decree of any court of competent jurisdiction, or any regulatory agency permanently or temporarily enjoining, barring, suspending or otherwise limiting them from acting as an investment advisor, underwriter, broker or dealer in the securities industry, or as an affiliated person, director or employee of an investment company, bank, savings and loan association, or insurance company or from engaging in or continuing any conduct or practice in connection with any such activity or in connection with the purchase or sale of any securities.

Our officers and director have not been convicted in any criminal proceeding (excluding traffic violations) and are not the subject of a criminal proceedings which are currently pending.

Resumes

Mark DeFoor, the primary founder of the Company, is also a Director, President and Chief Executive Officer.  Mr. DeFoor earned a Bachelor’s of Business Administration (1993) and a Master’s of Business Administration (1995) from the University of Missouri at Kansas City.  Mr. DeFoor’s previous experience includes the development of the National Association of Insurance Commissions Central Repository of Producer Agents as well as the operation, purchase and sale of several title insurance companies.

Melissa Yarnell, the Secretary of the Company, attended Kansas City Kansas Community College and has been in the title insurance business since 1990.  From 1990 to 1994 Mrs. Yarnell served as an Escrow Closer at ATI/American Land Title Agency and from 1994 to 2003 served as Escrow Manager of Nations Title Agency, Inc.  Mrs. Yarnell is currently the Vice President of Escrow Services for Capital Title Agency, Inc. in Kansas City, MO.

Code of Ethics

We do not currently have a code of ethics, because we have only limited business operations with two officers, one of whom is our sole director, we believe a code of ethics would have limited utility. We intend to adopt such a code of ethics as our business operations expand and we have more directors, officers and employees.

Item 11. Executive Compensation

The following summary compensation table sets out details of compensation paid to (a) our principal executive officer; (b) each of our two most highly compensated executive officers who served as executive officers during the fiscal year ended December 31, 2008; and (c) up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the fiscal year ended December 31, 2008, except that no disclosure is provided for any named executive officer, other than our principal executive officer, whose total compensation did not exceed $100,000 for the fiscal year ended December 31, 2008:

Summary Compensation Table
Name and Principal Position	Year	Salary$	Bonus$	Stock Awards$	Option Awards$	Non-Equity Incentive Plan Compensation$	Change in Pension Value and Nonqualified Deferred Compensation Earnings$	All Other Compensation$	Totals$

Mark DeFoor President, Chief Executive Officer, Treasurer and Director	2008	0	0	0	0	0	0	0	0

We have not entered into any employment agreement or consulting agreement with our current directors and executive officers. There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. Our directors and executive officers may receive stock options at the discretion of our board of directors in the future. We do not have any material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that stock options may be granted at the discretion of our board of directors from time to time. We have no plans or arrangements in respect of remuneration received or that may be received by our executive officers to compensate such officers in the event of termination of employment (as a result of resignation, retirement, change of control) or a change of responsibilities following a change of control.

Outstanding Equity Awards at Fiscal Year-End

As at December 31, 2008, we had not adopted any equity compensation plan and no stock, options, or other equity securities were awarded to our executive officers.

Aggregated Options Exercised in the Year Ended December 31, 2008 and Year End Option Values

There were no stock options exercised during the year ended December 31, 2008.

Repricing of Options/SARS

We did not reprice any options previously granted during the year ended December 31, 2008.

Director Compensation

Directors of our Company may be paid for their expenses incurred in attending each meeting of the directors. In addition to expenses, directors may be paid a sum for attending each meeting of the directors or may receive a stated salary as director. No payment precludes any director from serving our Company in any other capacity and being compensated for such service. Members of special or standing committees may be allowed similar reimbursement and compensation for attending committee meetings. During the year ended December 31, 2008, we did not pay any compensation or grant any stock options to our directors.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of December 31, 2008, certain information with respect to the beneficial ownership of our common stock by each stockholder known by us to be the beneficial owner of more than 5% of our common stock and by each of our current directors and executive officers.  Each person has sole voting and investment power with respect to the shares of common stock.  Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Name and Address of Beneficial Owner	Amount of Beneficial Ownership	Percentage of Class[1]
Mark DeFoor 7007 College Boulevard, Suite 270 Overland Park, KS 66211	3,105,000	94.1%

Melissa Yarnell 7007 College Boulevard, Suite 270 Overland Park, KS 66211	5,000	*

All Officers and Directors as a group	3,110,000	94.24%

*Less than 1%

1Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares.  Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares).  In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided.  In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights.  As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on December 31, 2008.  As of December 31, 2008, there were 3,300,000 shares of our Company’s common stock issued and outstanding.

Equity Plan Compensation Information

Our Company does not currently have a stock option plan or other form of equity plan.

Item 13. Certain Relationships and Related Transactions

None.

Corporate Governance

We currently act with a single director, Mark DeFoor.  Mr. DeFoor is not independent as defined in Item 7(d)(3)(iv) of Schedule 14A under the Exchange Act.

We do not have a standing audit, compensation or nominating committee, but our entire board of directors acts in such capacities.  We believe that our board of directors is capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting.  The board of directors of our Company does not believe that it is necessary to have a standing audit, compensation or nominating committee because we believe that the functions of such committees can be adequately performed by the board of directors.  In addition, we believe that retaining one or more directors who would qualify as independent in accordance with Item 7(d)(3)(iv) of Schedule 14A under the Exchange Act would be overly costly and burdensome and is not warranted in our circumstances given the early stages of our development and the fact that we have not generated any revenues from operations to date.

Item 14. Principal Accounting Fees and Services

The total fees charged to the Company for audit and review services by Schumacher & Associates, Inc., the Company's independent registered public accounting firm, were $6,500 during the year ended December 31, 2008. The Company incurred no fees for tax or other services for the year ended December 31, 2008.

The current policy of the sole director, acting as the audit committee, is to approve the appointment of the principal auditing firm and any permissible audit-related services. The audit and audit-related fees were not approved by specific Board action in 2008.

PART IV

Item 15. Exhibits and Financial Statement Schedules

The Company’s financial statements filed as part of this report are listed in the Table of Contents and provided in response to Item 8.

Exhibits required by Item 601 of Regulation S-K:

No.	Description
3.1	Articles of Incorporation of the Company[1]

3.2	Bylaws of the Company[1]

21	List of Subsidiaries

31	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of President and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

1Incorporated herein by reference from the Company’s Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on February 4, 2008.

Signatures

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TITLE STARTS ONLINE, INC.
(Registrant)

Date: March 30, 2009	/s/ Mark DeFoor
Mark DeFoor
President and Chief Executive Officer
(Sole Director and Principal Executive, Financial and Accounting Officer)