Form 10-Q
period 2009-03-31
Title Starts Online, Inc.
filed 2009-05-14
CIK 1425287

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2009

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

Common Stock:  3,300,000 shares outstanding as of March 31, 2009.

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS (UNAUDITED)

In addition to the accompanying unaudited consolidated financial statements for Title Starts Online, Inc. (together with its subsidiaries, "Title Starts Online," "the Company," "we" or "our"), we suggest that you read our 2008 Annual Report on Form 10-K.  The Company files electronically with the Securities and Exchange Commission ("SEC") required reports on Form 8-K, Form 10-Q, Form 10-K.  The public may read and copy any materials the Company has filed with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549.  The public may obtain information on the operation of the Public Reference Room by calling the SEC at (800) SEC-0330.  The SEC maintains an Internet site (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.  Copies may also be obtained free of charge by writing to Title Starts Online, Inc., 7007 College Boulevard, Suite 270, Overland Park, KS 66211.

TITLE STARTS ONLINE, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS
MARCH 31, 2009 (UNAUDITED) AND DECEMBER 31, 2008

	March 31, 2009	December 31, 2008

ASSETS

CURRENT ASSETS
Cash	$51	$72
Escrow account with attorney	39,065	46,306
TOTAL CURRENT ASSETS	$39,116	$46,378

LIABILITIES & STOCKHOLDERS' (DEFICIT)

LIABILITIES
Accounts Payable	$72,402	$60,288
Advances payable, related party	5,500	5,500
Total Current Liabilities	77,902	65,788

Commitments and contingencies (Notes 1,2,3,4,5 and 6)

Stockholders' (Deficit)
75,000,000 Preferred Stock authorized at $0.001 per share, none issued	—	—
425,000,000 shares Common Stock authorized at $0.001/par value
3,300,000 shares issued and outstanding	3,300	3,300
Additional Paid-in Capital	3,566	3,566
Deficit accumulated during development stage	(45,652)	(26,276)

Total Stockholders' (Deficit)	(38,786)	(19,410)

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)	$39,116	$46,378

The accompanying notes are an integral part of these financial statements.

TITLE STARTS ONLINE, INC.
(A DEVELOPMENT STAGE COMPANY)
 CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008 AND
FOR THE PERIOD NOVEMBER 13, 2007 (INCEPTION)
THROUGH MARCH 31, 2009
(UNAUDITED)

	Three Months Ending March 31, 2009	Three Months Ending March 31, 2008	November 13, 2007 (Inception) Through March 31, 2009

Revenues	$—	$—	$—

Operating Expense
Administrative Expense	3,132	—	9,108
Professional Services	16,244	920	36,544

Net (Loss)	$(19,376)	$(920)	$(45,652)

Basic earnings per share	$(0.01)	Nil	$(0.01)

Weighted average number of common shares outstanding	3,300,000	3,100,000	3,150,242

The accompanying notes are an integral part of these financial statements.

TITLE STARTS ONLINE, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE PERIOD FROM NOVEMBER 13, 2007 (INCEPTION) THROUGH MARCH 31, 2009
(UNAUDITED)

				Deficit
				Accumulated
		Common	Additional	During
	Common	Stock	Paid-in	Development
	Stock	Amount	Capital	Stage	Total

Stock issued for cash December 1, 2007
at par value of $0.001 per share	3,100,000	$3,100	$—	$—	$3,100
Net (loss) for the year 2007	—	—	—	(1,800)	(1,800)
Balance December 31, 2007	3,100,000	3,100	—	(1,800)	1,300

Stock issued for cash September 30, 2008 at
$0.25 per share less offering costs of $46,234	200,000	200	3,566	—	3,766
Net (loss) for the year 2008	—	—	—	(24,476)	(24,476)
Balance December 31, 2008	3,300,000	3,300	3,566	(26,276)	(19,410)

Net (loss) March 31, 2009				(19,376)	(19,376)

Balance March 31, 2009	3,300,000	$3,300	$3,566	$(45,652)	$(38,786)

The accompanying notes are an integral part of these consolidated financial statements

TITLE STARTS ONLINE, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008
AND FOR THE PERIOD NOVEMBER 13, 2007 (INCEPTION) THROUGH
MARCH 31, 2009
(UNAUDITED)

			For the Period
	Three Months	Three Months	November 13, 2007 (Inception)
	Ending	Ending	Through
	March 31, 2009	March 31, 2008	March 31, 2009

CASH FLOW FROM OPERATING ACTIVITIES
Net (loss)	$(19,376)	$(920)	$(45,652)
Adjustments to reconcile net loss to net cash used by
operating activities
(Increase) decrease in escrow account	7,241		(39,065)
Increase in accounts payable	12,114	12,971	72,402
Net cash provided by (used in) operating activities	(21)	12,051	(12,315)

CASH FLOW FROM INVESTING ACTIVITIES	—	—	—

CASH FLOW FROM FINANCING ACTIVITIES
Advance from a related party	—	—	5,500
Issuance of Common Stock	—	2,500	53,100
Offering costs	—	(12,051)	(46,234)
Net cash provided by (used in) financing activities	—	(9,551)	12,366

Net increase (decrease) in cash	(21)	2,500	51
Cash at beginning of period	72	—	—
Cash at end of period	$51	$2,500	$51

Supplemental Cash Flow Disclosures:

Cash paid during period for interest	$—	$—	$—
Cash paid during period for taxes	$—	$—	$—

The accompanying notes are an integral part of these consolidated financial statements

TITLE STARTS ONLINE, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009
(UNAUDITED)

1           ORGANIZATION AND BUSINESS OPERATIONS

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

2           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

INTERIM PRESENTATION

The unaudited  consolidated financial  statements  and related notes for the three months ended March 31, 2009 and March 31, 2008, presented  herein  have been  prepared  by the  management of the Company and its subsidiary  pursuant  to the  rules  and  regulations  of the  Securities  and Exchange Commission.  Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations.  Operating results for the three months ended March 31, 2009 are not necessarily indicative of the results that may be expected for the full year.  It is suggested that these unaudited consolidated financial statements be read in conjunction with the December 31, 2008 audited consolidated financial statements.

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

d) Fair Value of Financial Instruments

SFAS 107, "Disclosures About Fair Value of Financial Instruments," requires disclosure of fair value information about financial instruments. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of March 31, 2009.

The respective carrying value of certain on-balance-sheet financial instruments approximate their fair values. These financial instruments include cash, escrow account, stock subscriptions receivable, accounts payable and advances payable related party. Fair values were assumed to approximate carrying values for these financial instruments since they are short term in nature and their carrying amounts approximate fair value, or they are receivable or payable on demand.

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

g) Basic and Diluted Net Loss per Share

The Company computes net loss per share in accordance with SFAS No. 128, "Earnings per Share". SFAS No. 128 requires presentation of both basic and diluted per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted earnings per share are not shown for periods in which the Company incurs a loss because it would be anti-dilutive. At March 31, 2009, the Company had no stock equivalents that were anti-dilutive and excluded in the earnings per share computation.

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

3           CAPITAL STOCK

Preferred Stock. The Company has authorized 75,000,000 shares of preferred stock with a par value of $.001 per share. These shares may be issued in series with such rights and preferences as may be determined by the Board of Directors. The Company has not issued any preferred shares.

Common Stock. The Company has authorized 425,000,000 shares of common stock with a par value of $.001 per share. As of March 31, 2009, there were 3,300,000 shares issued and outstanding

On November 13, 2007, (inception), the Company issued 3,100,000 shares of common stock to a director of the Company at $.001 per share, for a total of $3,100 in stock subscriptions receivable. Subsequent to December 31, 2007, the Company collected the remaining balance of the stock subscriptions receivable.

On September 18, 2008, the Company issued 200,000 shares of common stock to forty individuals at $0.25 per share for a total $50,000 in stock subscriptions receivable. The $50,000 is being held in an escrow account with the Company's attorney. Offering costs totaling $46,234 related to the offering have been offset to the proceeds.

4           INCOME TAXES

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

The Company's deferred tax assets, valuation allowance, and change in valuation allowance are as follows:

Period Ending:	Estimated NOL Carry- Forward	NOL Expires	Estimated Tax Benefit from NOL	Valuation Allowance	Change in Valuation Allowance	Net Tax Benefit

December 31, 2008	26,276	Various	3,941	(3,941)	(3,941)
March 31, 2009	19,376	2028	2,906	(2,906)	(2,906)

Income taxes at the statutory rate are reconciled to the Company's actual income taxes as follows:

Income tax	(15.00)%
Deferred income	15.00%
Actual tax rate	0%

5           RELATED PARTY TRANSACTIONS

The Company uses the offices of its President for its minimal office facility needs for no consideration. No provision for these costs has been provided since it has been determined that they are immaterial.

The Company's President has advanced $5,500 to the Company during the period ended March 31, 2009. The advances are uncollateralized, bear no interest, and are due on demand.

6           DEFERRED OFFERING COSTS

The Company had incurred in prior periods, $46,234 in costs related to a public offering of its securities. The offering was completed in September 2008, and the costs were offset to the proceeds.

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

The Company is in the early stage of operations with no current revenues to date.  From inception through August 11, 2008, the date on which the Company’s securities offering was declared effective by the SEC, the majority of the Company’s activities revolved around defining requirements from residential title abstractors in the Kansas City area to determine the value proposition of a consolidated title start website and beginning the development of the website.  From August 11, 2008 through September 17, 2008, the Company conducted its securities offering and obtained subscriptions for its securities.  On September 25, 2008, the Company formed a wholly-owned subsidiary, Title Starts of Kansas City, LLC, a Missouri limited liability company.  During the remainder of the fiscal year ended December 31, 2008 and during the quarter ended March 31, 2009, the Company has continued to develop its website and has begun to identify title searchers and abstractors with whom it plans to establish, through its subsidiary, contractual relationships for the use of the Company’s website.

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

Results of Operations

Comparison of Three Month Periods Ended March 31, 2009 and 2008

Overview

Our general activity in the quarter ended March 31, 2009 has been focused on launching our title starts web site and identifying title searchers and abstractors with whom the Company plans to establish relationships to use the website.  Management believes the Company is poised for growth since our web site is now operational.  The Company’s web site offers a central repository for title starts for the purpose of delivering two categories of products:  title starts and a title search template.

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

Revenue

For the quarters ended March 31, 2009 and 2008, the Company had no revenue.

Operating Expenses

Operating expenses were $19,376 for the quarter ended March 31, 2009, an increase of $18,456 compared to operating expenses of $920 for the three months ended March 31, 2008.

Our expenses are categorized as administrative expenses and professional service fees.  During the quarter ended March 31, 2009, we incurred $3,132 in administrative expenses, whereas no administrative expenses were incurred for the three months ended March 31, 2008.  During the quarter ended March 31, 2009, we incurred $16,244 in professional service fees, an increase of $15,324 compared to professional service fees of $920 for the three months ended March 31, 2008.

Operating Loss and Net Loss

Our net loss for the quarter ended March 31, 2009 was $19,376 as compared to a net loss of $920 for the quarter ended March 31, 2008.  The loss was primarily due to continuing expenses as described above, with no generation of revenue.

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

We will continue to pursue traffic to our web site and actively seek new customers.  We believe these actions will position us to capitalize on opportunities as they arise in the industry. However, there can be no assurance that these actions will be successful. Should volumes and revenues decline to a level significantly below our current expectations, we would reduce capital expenditures and implement cost-reduction initiatives which we believe would be sufficient to ensure that funds generated from operations, together with existing cash and available borrowings under our credit agreement, would be sufficient to finance our current operations through the first quarter of 2010.  If additional funding is required, the Company plans to obtain working capital from equity financing from the sale of common stock and/or advances from Mark DeFoor, our President and Chief Executive Officer and sole director.  We do not have any arrangements in place for any future equity financing or loans.

We had a net loss of $19,376 from operating activities in the three months ended March 31, 2009, compared with a net loss of $920 from operating activities in the three months ended March 31, 2008.  Cash provided from (used in) operations will be generated primarily from net income (loss) and the timing of accounts receivable collections and disbursements of accounts payable and accrued expenses.  For the three month ending March 31, 2009, there was net cash used in operating activities of $21 compared to net cash provided by operating activities of $12,051 for the three months ending March 31, 2008.  There was no cash flow from investing activities during either period.  There was no cash used in financing activities for the three months ended March 31, 2009, compared to net cash used in financing activities of $9,551 for the three months ended March 31, 2008.  We ended the first quarter of 2009 with cash of $51.

Off-Balance-Sheet Arrangements

As of March 31, 2009, we did not have any significant off-balance-sheet arrangements, as defined in section 303(a)(4)(ii) of Regulation S-K of the SEC.

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

None.

Item 3.  DEFAULTS UPON SENIOR SECURITIES.

None.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

Item 5.  OTHER INFORMATION.

None

Item 6.  EXHIBITS

Exhibits required by Item 601 of Regulation S-K

No.	Description

3.1	Articles of Incorporation of the Company[1]

3.2	Bylaws of the Company[1]

31	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification Pursuant to 18 U.S.C. Section 1350 as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

1 Incorporated herein by reference from the Company’s Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on February 4, 2008.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TITLE STARTS ONLINE, INC.
(Registrant)

Date: May 14, 2009	/s/ Mark DeFoor
Mark DeFoor
President and Chief Executive Officer