Form 10-Q
period 2009-06-30
Title Starts Online, Inc.
filed 2009-08-13
CIK 1425287

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2009

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

Issuer's telephone number: 913.832.0072

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). * Yes ☐  No ☐
*The registrant has not yet been phased into the interactive data requirements.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☒ No☐

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Common Stock:  3,300,000 shares outstanding as of August 11, 2009.

PART I - FINANCIAL INFORMATION

Item 1.FINANCIAL STATEMENTS (UNAUDITED)

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

TITLE STARTS ONLINE, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS

	June 30, 2009	December 31, 2008
	(Unaudited)	(See Note 1)
ASSETS

CURRENT ASSETS
Cash	$30	$72
Escrow account with attorney	37,335	46,306

TOTAL CURRENT ASSETS	$37,365	$46,378

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

LIABILITIES
Accounts payable	$89,112	$60,288
Advances payable related party	5,500	5,500

Total current liabilities	94,612	65,788

Commitments and contingencies (Notes1,2,3,4,5,and 6)

Stockholders' (Deficit)
75,000,000 Preferred Stock authorized at
$0.001 per share, none issued	—	—
425,000,000 shares Common Stock
authorized at $0.001/par value
3,300,000 shares issued and outstanding	3,300	3,300
Additional Paid-in Capital	3,566	3,566
Deficit accumulated during development stage	(64,113)	(26,276)

Total Stockholders' (Deficit)	(57,247)	(19,410)

TOTAL LIABILITIES AND
STOCKHOLDERS' (DEFICIT)	$37,365	$46,378

The accompanying notes are an integral part of these financial statements.

TITLE STARTS ONLINE, INC.
(A DEVELOPMENT STAGE COMPANY)
 CONSOLIDATED STATEMENT OF OPERATIONS
(UNAUDITED)

	Three Months	Three Months	Six Months	Six Months	November 13, 2007
	Ending	Ending	Ending	Ending	(Inception) Through
	June 30, 2009	June 30, 2008	June 30,2009	June 30, 2008	June 30, 2009
Revenues	$—	$—	$—	$—	$—

Operating Expense
Administrative Expense	$221	$—	$3,353	$—	$9,329
Professional Services	18,240	$—	34,484	920	54,784

Net (Loss)	$(18,461)	$—	$(37,837)	$(920)	$(64,113)

Basic earnings per share	$(0.01)	$ Nil	$(0.01)	$ Nil	$(0.02)

Weighted average number of common shares outstanding	3,300,000	3,100,000	3,300,000	3,100,000	3,195,798

The accompanying notes are an integral part of these financial statements.

TITLE STARTS ONLINE, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE PERIOD FROM NOVEMBER 13, 2007 (INCEPTION) TO JUNE 30, 2009
(UNAUDITED)

				Deficit
				Accumulated
		Common	Additional	During
	Common	Stock	Paid-in	Development
	Stock	Amount	Capital	Stage	Total

Stock issued for cash December 1, 2007
at par value of $0.001 per share	3,100,000	$3,100	$—	$—	$3,100
Net(loss) for the year 2007	—	—	—	(1,800)	(1,800)
Balance December 31, 2007	3,100,000	3,100	—	(1,800)	1,300

Stock issued for cash September 30, 2008 at $0.25 per share
less offering costs of $46,234	200,000	200	3,566	—	3,766
Net (loss) for the year 2008	—	—	—	(24,476)	(24,476)
Balance December 31, 2008	3,300,000	3,300	3,566	(26,276)	(19,410)

Net (loss) June 30, 2009	—	—	—	(37,837)	(37,837)

Balance June 30, 2009	3,300,000	$3,300	$3,566	$(64,113)	$(57,247)

The accompanying notes are an integral part of these consolidated financial statements

TITLE STARTS ONLINE, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

			For the Period
			November 13, 2007
	Six Months	Six Months	(Inception)
	Ending	Ending	Through
	June 30, 2009	June 30, 2008	June 30, 2009

CASH FLOW FROM OPERATING ACTIVITIES
Net (loss)	$(37,837)	$(920)	$(64,113)
Adjustments to reconcile net loss to net cash used by
operating activities
(Increase) decrease in escrow account	8,971	—	(37,335)
Increase in accounts payable	28,824	12,971	89,112
Net cash provided by (used in) operating activities	(42)	12,051	(12,336)

CASH FLOW FROM INVESTING ACTIVITIES	—	—	—

CASH FLOW FROM FINANCING ACTIVITIES
Advance from a related party	—	5,000	5,500
Issuance of Common Stock	—	3,100	53,100
Offering costs	—	(16,751)	(46,234)
Net cash provided by (used in) financing activities	—	(8,651)	12,366

Net increase (decrease) in cash	(42)	3,400	30
Cash at beginning of period	72	—	—
Cash at end of period	$30	$3,400	$30

Supplemental Cash Flow Disclosures:

Cash paid during period for interest	$—	$—	$—
Cash paid during period for taxes	$—	$—	$—

The accompanying notes are an integral part of these consolidated financial statements

TITLE STARTS ONLINE, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009
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

On June 19, 2009, the Company filed a Registration Statement on Form 8-A with the Securities and Exchange Commission to register its common stock, par value $0.001 per share, under Section 12(g) of the Securities and Exchange Act of 1934.

On July 14, 2009, the Company’s common stock was accepted for quotation, effective July 15, 2009, on the OTC Bulletin Board (“OTCBB”) under the trading symbol “TTSO”.

2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The unaudited consolidated financial statements and related notes for the six months ended June 30, 2009 and June 30, 2008, presented herein have been prepared by the management of the Company and its subsidiary pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. Operating results for the six months ended June 30, 2009 are not necessarily indicative of the results that may be expected for the full year. It is suggested that these unaudited consolidated financial statements be read in conjunction with the December 31, 2008 audited consolidated financial statements.

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

d) Fair Value of Financial Instruments

SFAS 107, "Disclosures About Fair Value of Financial Instruments," requires disclosure of fair value information about financial instruments. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of June 30, 2009.

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

e) Revenue Recognition

The Company has not generated any revenues since entering the development stage.  It is the Company's policy that revenues will be recognized in accordance with SEC Staff Bulletin (SAB) No. 104, "Revenue Recognition". Under SAB 104, product revenues (or service revenues) are recognized when persuasive evidence of an arrangement exists, delivery has occurred (or a service has been performed), the sales price is fixed and determinable, and collectability is reasonably assured.

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

g)  Basic and Diluted Net Loss per Share

The Company computes net loss per share in accordance with SFAS No. 128, "Earnings per Share". SFAS No. 128 requires presentation of both basic and diluted per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted earnings per share are not shown for periods in which the Company incurs a loss because it would be anti-dilutive. At June 30, 2009, the Company had no stock equivalents that were anti-dilutive and excluded in the earnings per share computation.

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

Common Stock. The Company has authorized 425,000,000 shares of common stock with a par value of $.001 per share. As of March 31, 2009, there were 3,300,000 shares issued and outstanding.

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

The Company's deferred tax assets, valuation allowance, and change in valuation allowance are as follows:

Period Ending:	Estimated NOL Carry- Forward	NOL Expires	Estimated Tax Benefit from NOL	Valuation Allowance	Change in Valuation Allowance	Net Tax Benefit

December 31, 2008	26,276	Various	3,941	(3,941)	(3,941)
June 30, 2009	37,837	2029	5,676	(5,676)	(5,676)

Income taxes at the statutory rate are reconciled to the Company's actual income taxes as follows:

Income tax	(15.00)%
Deferred income	15.00%
Actual tax rate	0%

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

6 DEFERRED OFFERING COSTS

The Company had incurred in prior periods $46,234 in costs related to a public offering of its securities. The offering was completed in September 2008 and the costs were offset to the proceeds.

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

The Company is in the early stage of operations with no current revenues to date.  From inception through August 11, 2008, the date on which the Company’s securities offering was declared effective by the SEC, the majority of the Company’s activities revolved around defining requirements from residential title abstractors in the Kansas City area to determine the value proposition of a consolidated title start website and beginning the development of the website.  From August 11, 2008 through September 17, 2008, the Company conducted its securities offering and obtained subscriptions for its securities.  On September 25, 2008, the Company formed a wholly-owned subsidiary, Title Starts of Kansas City, LLC, a Missouri limited liability company.  During the remainder of the fiscal year ended December 31, 2008 and during the six months ended June 30, 2009, the Company has continued to develop its website and has begun to identify title searchers and abstractors with whom it plans to establish, through its subsidiary, contractual relationships for the use of the Company’s website.

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

Results of Operations

Comparison of Three Month Periods Ended June 30, 2009 and 2008

Overview

Our general activity in the quarter ended June 30, 2009 has been focused on launching our title starts web site and identifying title searchers and abstractors with whom the Company plans to establish relationships to use the website.  Management believes the Company is poised for growth since our web site is now operational.  The Company’s web site offers a central repository for title starts for the purpose of delivering two categories of products:  title starts and a title search template.

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

Revenue

For the quarters ended June 30, 2009 and 2008, the Company had no revenue.

Operating Expenses

Operating expenses were $18,461 for the quarter ended June 30, 2009.  There were no operating expenses for the three months ended June 30, 2008.

Our expenses are categorized as administrative expenses and professional service fees.  During the quarter ended June 30, 2009, we incurred $221 in administrative expenses, whereas no administrative expenses were incurred for the three months ended June 30, 2008.  During the quarter ended June 30, 2009, we incurred $18,240 in professional service fees, whereas no professional service fees were incurred during the three months ended June 30, 2008.

Operating Loss and Net Loss

Our net loss for the quarter ended June 30, 2009 was $18,461 due primarily to continuing expenses as described above, with no generation of revenue.  No gain or loss was recorded during the quarter ended June 30, 2008.

Comparison of Six Month Periods ended June 30, 2009 and 2008

We had a net loss of $37,837 from operating activities in the six months ended June 30, 2009, compared with a net loss of $920 from operating activities in the six months ended June 30, 2008.  Cash provided from (used in) operations will be generated primarily from net income (loss) and the timing of accounts receivable collections and disbursements of accounts payable and accrued expenses.  For the six months ending June 30, 2009, there was net cash used in operating activities of $42 compared to net cash provided by operating activities of $12,051 for the six months ending June 30, 2008.  There was no cash flow from investing activities during either period.  There was no cash used in financing activities for the six months ended June 30, 2009, compared to net cash used in financing activities of $11,751 for the six months ended June 30, 2008.  We ended the second quarter of 2009 with cash of $30.

Liquidity and Capital Resources

Management believes that we will begin receiving revenue in the first quarter of 2010. Based on our anticipated level of revenues, we believe that funds generated from operations, together with existing cash and cash available from financing activities in 2008, will be sufficient to finance our operations and planned capital expenditures through the first quarter of 2010.

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

Off-Balance-Sheet Arrangements

As of June 30, 2009, we did not have any significant off-balance-sheet arrangements, as defined in section 303(a)(4)(ii) of Regulation S-K of the SEC.

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

None.

Item 3.  DEFAULTS UPON SENIOR SECURITIES.

None.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

Item 5.  OTHER INFORMATION.

On June 19, 2009, the Company filed a Registration Statement on Form 8-A with the U. S. Securities and Exchange Commission to register its Common Stock, Par Value $0.001 Per Share, under Section 12(g) of the Securities Exchange Act of 1934.

On July 14, 2009, the Company’s common stock was accepted for quotation, effective July 15, 2009, on the OTC Bulletin Board (“OTCBB”) under the trading symbol “TTSO.”

Item 6.  EXHIBITS

Exhibits required by Item 601 of Regulation S-K

No.	Description

3.1	Articles of Incorporation of the Company1
3.2	Bylaws of the Company1
31	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification Pursuant to 18 U.S.C. Section 1350 as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

1 Incorporated herein by reference from the Company’s Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on February 4, 2008.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TITLE STARTS ONLINE, INC.
(Registrant)

Date: August 11, 2009	/s/ Mark DeFoor
Mark DeFoor
President and Chief Executive Officer