Form 10-Q
period 2009-09-30
Title Starts Online, Inc.
filed 2009-10-29
CIK 1425287

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2009

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

Common Stock:  3,300,000 shares outstanding as of October 29, 2009.

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

TITLE STARTS ONLINE, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS

	September 30, 2009	December 31, 2008
	(Unaudited)	(See Note 1)
ASSETS

CURRENT ASSETS
Cash	$8	$72
Escrow account with attorney	32,930	46,306

Total Current Assets	$32,938	$46,378

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

LIABILITIES
Accounts payable	$93,307	$60,288
Advances payable related party	5,500	5,500

Total current liabilities	98,807	65,788

Commitments and contingencies (Notes1,2,3,4,5,and 6)

Stockholders' (Deficit)
75,000,000 Preferred Stock authorized at $0.001 per share, none issued	—	—
425,000,000 shares Common Stock authorized at $0.001/par value
3,300,000 shares issued and outstanding	3,300	3,300
Additional Paid-in Capital	3,566	3,566
Deficit accumulated during development stage	(72,735)	(26,276)

Total Stockholders' (Deficit)	(65,869)	(19,410)

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)	$32,938	$46,378

The accompanying notes are an integral part of these financial statements.

TITLE STARTS ONLINE, INC.
(A DEVELOPMENT STAGE COMPANY)
 CONSOLIDATED STATEMENT OF OPERATIONS
(UNAUDITED)

	Three Months	Three Months	Nine Months	Nine Months	November 13, 2007
	Ending	Ending	Ending	Ending	(Inception) Through
	September 30,	September 30,	September 30,	September 30,	September 30,
	2009	2008	2009	2008	2009

Revenues	$—	$—	$—	$—	$—

Operating Expense
Administrative Expense	$741	$2,789	$4,094	$2,789	$10,069
Professional Services	7,880	—	42,365	920	62,666

Net(Loss)	$(8,621)	$(2,789)	$(46,459)	$(3,709)	$(72,735)

Basic earnings per share	$ Nil	$ Nil	$(0.01)	$ Nil	$(0.02)

Weighted average number of common shares outstanding	3,300,000	3,126,087	3,300,000	3,108,759	3,209,753

The accompanying notes are an integral part of these financial statements.

TITLE STARTS ONLINE, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' (DEFICIT)
FOR THE PERIOD FROM NOVEMBER 13, 2007 (INCEPTION) TO SEPTEMBER 30, 2009
(UNAUDITED)

				Deficit
				Accumulated
		Common	Additional	During
	Common	Stock	Paid-in	Development
	Stock	Amount	Capital	Stage	Total

Stock issued for cash December 1, 2007 at par value of $0.001 per share	3,100,000	$3,100	$—		$3,100
Net(loss) for the period 2007	—	—	—	(1,800)	(1,800)
Balance December 31, 2007	3,100,000	3,100	—	(1,800)	1,300

Stock issued for cash September 30, 2008 at $0.25 per share less offering costs of $46,234	200,000	200	3,566	—	3,766
Net (loss) for the year 2008	—	—	—	(24,476)	(24,476)
Balance December 31, 2008	3,300,000	3,300	3,566	(26,276)	(19,410)
Net (loss) September 30, 2009	—	—	—	(46,459)	(46,459)

Balance September 30, 2009	3,300,000	$3,300	$3,566	$(72,735)	$(65,869)

The accompanying notes are an integral part of these consolidated financial statements

TITLE STARTS ONLINE, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

			For the Period
			November 13, 2007
	Nine Months	Nine Months	(Inception)
	Ending	Ending	Through
	September 30,	September 30,	September 30,
	2009	2008	2009
CASH FLOW FROM OPERATING ACTIVITIES
Net (loss)	$(46,459)	$(3,709)	$(72,735)
Adjustments to reconcile net loss to net cash used by operating activities
(Increase) decrease in escrow account	13,376	—	(32,930)
Increase in accounts payable	33,019	12,521	93,307
Net cash provided by (used in) operating activities	(64)	8,812	(12,358)

CASH FLOW FROM INVESTING ACTIVITIES	—	—	—

CASH FLOW FROM FINANCING ACTIVITIES
Advance from a related party	—	5,000	5,500
Issuance of Common Stock	—	3,100	53,100
Offering costs	—	(16,801)	(46,234)
Net cash provided by (used in) financing activities	—	(8,701)	12,366

Net increase (decrease) in cash	(64)	111	8
Cash at beginning of period	72	—	—
Cash at end of period	$8	$111	$8

Supplemental Cash Flow Disclosures:

Cash paid during period for interest	$—	$—	$—
Cash paid during period for taxes	$—	$—	$—

The accompanying notes are an integral part of these consolidated financial statements

TITLE STARTS ONLINE, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009
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

2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The unaudited consolidated financial statements and related notes for the three months and nine months ended September 30, 2009 and September 30, 2008, presented herein have been prepared by the management of the Company and its subsidiary pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. Operating results for the nine months ended September 30, 2009 are not necessarily indicative of the results that may be expected for the full year. It is suggested that these unaudited consolidated financial statements be read in conjunction with the December 31, 2008 audited consolidated financial statements.

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

The Company completed a public offering and raised $50,000 less offering costs of $46,234 as described in Note 6. If additional funding is required, the Company plans to obtain working capital from equity financing from the sale of common stock and/or advances from Mark DeFoor, the President and Chief Executive Officer and sole director.  The Company does not have any arrangements in place for any future equity financing or loans.  Management believes that this plan provides an opportunity for the Company to continue as a going concern.

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

d) Fair Value of Financial Instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of September 30, 2009.  The respective carrying value of certain on-balance-sheet financial instruments approximate their fair values. These financial instruments include cash, escrow account, stock subscriptions receivable, accounts payable and advances payable related party. Fair values were assumed to approximate carrying values for these financial instruments since they are short term in nature and their carrying amounts approximate fair value, or they are receivable or payable on demand.

e) Revenue Recognition

The Company has not generated any revenues since entering the development stage.  It is the Company's policy that revenues will be recognized when persuasive evidence of an arrangement exists, delivery has occurred (or a service has been performed), the sales price is fixed and determinable, and collectability is reasonably assured.

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

g)  Basic and Diluted Net Loss per Share

Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted earnings per share are not shown for periods in which the Company incurs a loss because it would be anti-dilutive. At September 30, 2009, the Company had no stock equivalents that were anti-dilutive and excluded in the earnings per share computation.

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

j) Recent Pronouncements

There were various accounting standards and interpretations issued during 2009 and 2008, none of which are expected to have a material impact on the Company's financial position, operations, or cash flows.

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

Common Stock. The Company has authorized 425,000,000 shares of common stock with a par value of $.001 per share. As of September 30, 2009, there were 3,300,000 shares issued and outstanding

On November 13, 2007, (inception), the Company issued 3,100,000 shares of common stock to a director of the Company at $.001 per share, for a total of $3,100 in stock subscriptions receivable. Subsequent to December 31, 2007, the Company collected the remaining balance of the stock subscriptions receivable.

On September 18, 2008, the Company issued 200,000 shares of common stock to forty individuals at $0.25 per share for a total $50,000 in stock subscriptions receivable. The proceeds less certain expenses are being held in an escrow account with the Company's attorney. Offering costs totaling $46,234 related to the offering have been offset to the proceeds.

4 INCOME TAXES

Deferred income taxes arise from temporary timing differences in the recognition of income and expenses for financial reporting and tax purposes. The Company's deferred tax assets consist entirely of the benefit form operating loss (NOL) carry forwards. The net operating loss carry forward, if not used, will expire in various years through 2029, and is severely restricted as per the Internal Revenue code, if there is a change in ownership. The Company's deferred tax assets are offset by a valuation allowance due to the uncertainty of the realization of the net operating loss carry forwards. Net operating loss carry forwards may be further limited by other provisions of the tax laws.

The Company's deferred tax assets, valuation allowance, and change in valuation allowance are as follows:

Period Ending:	Estimated NOL Carry- Forward	NOL Expires	Estimated Tax Benefit from NOL	Valuation Allowance	Change in Valuation Allowance	Net Tax Benefit

December 31, 2008	26,276	Various	3,941	(3,941)	(3,671)
September 30, 2009	72,735	Various	10,910	(10,910)	(6,969)

Income taxes at the statutory rate are reconciled to the Company's actual income taxes as follows:

Income tax	(15.00)%
Deferred income	15.00%
Actual tax rate	0%

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

The Company’s common stock is registered under Section 12(g) of the Securities Exchange Act of 1934 and is listed for quotation on the OTC Bulletin Board (“OTCBB”) under the trading symbol “TTSO.”

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

Results of Operations

Comparison of Three Month Periods Ended September 30, 2009 and 2008

Overview

Our general activity in the quarter ended September 30, 2009 has been focused on launching our title starts web site and identifying title searchers and abstractors with whom the Company plans to establish relationships to use the website.  Management believes the Company is poised for growth since our web site is now operational.  The Company’s web site offers a central repository for title starts for the purpose of delivering two categories of products:  title starts and a title search template.

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

 Revenue

For the quarters ended September 30, 2009 and 2008, the Company had no revenue.

Operating Expenses

Operating expenses were $8,621 for the quarter ended September 30, 2009 as compared with operating expenses of $2,789 for the quarter ended September 30, 2008.

Our expenses are categorized as administrative expenses and professional service fees.  During the quarter ended September 30, 2009, we incurred $741 in administrative expenses, whereas $2,789 were incurred in administrative expenses for the quarter ended September 30, 2008.  During the quarter ended September 30, 2009, we incurred $7,880 in professional service fees, whereas no professional service fees were incurred during the quarter ended September 30, 2008.

Operating Loss and Net Loss

Our net loss for the quarter ended September 30, 2009 was $8,621 due primarily to continuing expenses as described above, with no generation of revenue, whereas our net loss for the quarter ended September 30, 2008 was $2,789.

Comparison of Nine Month Periods ended September 30, 2009 and 2008

We had a net loss of $46,459 from operating activities in the nine months ended September 30, 2009, compared with a net loss of $3,709 from operating activities in the nine months ended September 30, 2008.  Cash provided from (used in) operations will be generated primarily from net income (loss) and the timing of accounts receivable collections and disbursements of accounts payable and accrued expenses.  For the nine months ending September 30, 2009, there was net cash used in operating activities of $64 compared to net cash provided by operating activities of $8,812 for the nine months ending September 30, 2008.  There was no cash flow from investing activities during either period.  There was no cash provided by or used in financing activities for the nine months ended September 30, 2009, compared to net cash provided by financing activities of $8,701 for the nine months ended September 30, 2008.  We ended the third quarter of 2009 with cash of $8.

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

Off-Balance-Sheet Arrangements

As of September 30, 2009, we did not have any significant off-balance-sheet arrangements, as defined in section 303(a)(4)(ii) of Regulation S-K of the SEC.

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

None.

Item 5. OTHER INFORMATION.

None.

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

TITLE STARTS ONLINE, INC.
(Registrant)

Date: October 29, 2009	/s/ Mark DeFoor
Mark DeFoor
President and Chief Executive Officer