Form 10-K
period 2009-12-31
Title Starts Online, Inc.
filed 2010-03-31
CIK 1425287

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT

Commission file number: 000-53704

TITLE STARTS ONLINE, INC.
(Name of registrant as specified in its charter)

Nevada	26-1394771
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4540 Alpine Road
Blue Ash, Ohio 45242	513-297-3640
(Address of principal executive offices)	(Registrant’s telephone number)

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE EXCHANGE ACT:
None

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE EXCHANGE ACT:
Common Stock, $0.001 par value per share

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 of Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  No 

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of June 30, 2009, the last business day of the Registrant’s most recently completed second fiscal quarter, the market value of our common stock held by non-affiliates was $0 as there were no sales or bid and ask as of June 30, 2009.

The number of shares of the Registrant’s common stock, $0.001 par value per share, outstanding as of March 29, 2010, was 1,386,225. We have no other classes of common equity.

Title Starts Online, Inc.
Annual Report on Form 10-K
For the Year Ended December 31, 2009

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

PART I

Item 1. Business

On December 28, 2009, we entered into and closed a Share Exchange Agreement with the shareholders of Advanced Mechanical Products, Inc., an Ohio corporation (“AMP”), each of which are accredited investors (“AMP Shareholders”) pursuant to which we acquired 100% of the outstanding securities of AMP in exchange for 1,063,636 shares of our common stock (the “AMP Acquisition”). Considering that, following the merger, the AMP Shareholders control the majority of our outstanding voting common stock and we effectively succeeded our otherwise minimal operations to those that are theirs, AMP is considered the accounting acquirer in this reverse-merger transaction. A reverse-merger transaction is considered, and accounted for as, a capital transaction in substance; it is equivalent to the issuance of AMP securities for our net monetary assets, which are deminimus, accompanied by a recapitalization. Accordingly, we have not recognized any goodwill or other intangible assets in connection with this reverse merger transaction. AMP is the surviving and continuing entities and the historical financials following the reverse merger transaction will be those of AMP. We were a "shell company" (as such term is defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended) immediately prior to our acquisition of AMP pursuant to the terms of the Share Exchange Agreement. As a result of such acquisition, our operations our now focused on the design, marketing and sale of modified automobiles with an all electric drivetrain and battery systems. Consequently, we believe that acquisition has caused us to cease to be a shell company as we no longer have nominal operations.

In addition, on December 29, 2009, subsequent to the acquisition of AMP, the Company entered into an Agreement and Release with Mark DeFoor, a significant shareholder of the Company, pursuant to which Mr. DeFoor agreed to return 3,105,000 shares of common stock of the Company to the Company for cancellation and has provided a full release of the Company in consideration of the transfer of all securities of Title Starts of Kansas City, LLC, the Company’s former wholly owned subsidiary, and all assets relating to the online abstract business.

Overview

Advanced Mechanical Products, Inc. (“AMP”) designs, sells and delivers modified automobiles with an all electric drivetrain and battery system that allows the vehicle to perform just like a vehicle with an internal combustion engine (“ICE”), but with no emissions or burning of fossil fuels. Using its drivetrain system, the Company converts an existing vehicle to an all electric vehicle instead of one that burns gasoline. Currently, the Company will convert a Saturn Sky, Pontiac Solstice or a 2010 Chevrolet Equinox provided from a buyer or a distributor by removing the vehicle’s engine, gasoline tank and drive train and replacing them with an electric motor, batteries and traction control components. The buyer provides either a new or a used vehicle to AMP that will be modified with the slip-in AMP electronic powertrain. The vehicle is then returned to the buyer for use. The product electric drivetrain is warranted with a 3 year or 36,000 mile warranty and the battery system is warranted for 8 years or 100,000 miles.

Our core goal is to establish and to build our brand as the brand that consumers immediately think of when they hear the words “Electric Car”. We intend to develop our brand using the good reputation of the vehicles we convert to electric. These vehicles will all ready have established themselves as high quality, stylish, safe, desirable and market leading vehicles in their ICE configurations. We intend to leverage the countless hours and dollars spent by the OEM to build and market these proven vehicles. Specifically, we have established relationships with automotive suppliers for sub-components that are designed for existing hybrid vehicles. Our relationships allow us to purchase drive motors, electric power steering, electric air conditioning and our power electronics at a basic cost without having invested a massive amount of time and capital to independently develop such components.

We will also incorporate the latest battery, motor and software advances available at the time. We intend to  maintain several relationships with various suppliers and will not be locked into any one battery, motor, software or electronics vendor. To the greatest extent possible, we will use components that are being mass produced. We believe this will enable us to offer vehicles at mass produced pricing. All engineering and software development is done in house and is considered proprietary.

Market for Electric Vehicles

The market for electric vehicles represents a narrow but rapidly growing sector in the overall vehicle market. Currently the most productive market for electric vehicles is fleet operators, consisting of organizations that operate many vehicles from a central location including delivery operations, taxis, police and other government offices, the military, resorts, municipal bus lines and rental car agencies.

The consumer market for electric vehicles is still relatively small due to high prices and lack of electric vehicle infrastructure, however we believe this market is growing and is expected to continue to grow as the technology and price of electric vehicles improve.

Marketing

We break down our customers into two categories: Internet Sales and Distribution Network Sales. Internet sales are a primary method of sales used by most electric car companies today. Secondly, AMP is seeking to create a distribution channel through existing GM dealerships. We are seeking to utilize the dealers as “converters” of GM products to all electric vehicles. Similarly to how the dealer would enlist a local “low ride” or “hot rod” conversion shop to add value to their dealership, they become distributors of our customization to an all electric vehicle. This prevents them from being inhibited in their dealer relationship with the manufacturer. The dealer network pricing would be higher than the internet pricing. We would potentially stop selling online if the dealer network began driving the business. We plan to emphasize the following selling points:

•	avoiding the fluctuation in fuel prices;
•	saving the globe from carbon dioxide and global warming;
•	the familiarity of the converted vehicle;
•	assisting the country in breaking its dependence on foreign oil; and
•	favorable social supports in laws, taxes, and subsidies

Research and Development

We conduct all of our research and development in-house at our facilities in Cincinnati, Ohio.

Competition

We expect that the electric car industry will compete on quality, price, performance and early to market status. Today, Tesla Automotive, an Original Equipment Manufacturer (OEM), is the only manufacturer of an all electric vehicle. The current Tesla vehicle is a two seater and costs over $100,000. Two other near term competitive vehicles are the Chevy Volt and the Nissan Leaf.  The Chevy Volt is a hybrid that uses both gasoline and electricity and not a pure EV, so it will attract a different type of buyer than our customer base.  The Nissan Leaf seats 5 people and is all electric and is due out in late 2010.  Specifications on the Leaf at this point are minimal but it appears that it will be at a similar price point to the AMP’s Equinox however it will only travel 100 miles on a charge as opposed to our 150 mile range.  We feel that our 50% greater range is a very significant differentiator that will help drive our sales volume.  Another important difference between the us and the Volt/Leaf offerings is that our vehicles are available 6 months earlier than their projected launch dates. Tesla, General Motors and Nissan are larger and better capitalized and will be able to take advantage of opportunities that the Company will not be able to pursue. Further, there are other smaller competitors that are seeking to enter the electric car company industry.

Intellectual Property

We have not applied for or received patent protection in the US or any other country, and, as a result, there is a distinct risk that we will not be able to adequately protect our intellectual property rights in these countries.

Government Regulation

We are in the business of modifying and selling automobiles and other vehicles, and accordingly we are subject to several laws related to automobile sales and operation.

The United States' laws related to automobile manufacturers regulate registration, safety criteria, type approval, inspection, maintenance, testing, etc. of automobiles. There are also laws regulating noise allowance and vibrations made by vehicles, and environmental laws. Complying with the strict regulation of automobile manufacturing is costly and could significantly affect our ability to become profitable. In addition, failure to comply with these laws could subject our Company to penalties, which could include severe fines or the removal of government approval to do business. Although we fully intend to comply with all applicable rules and regulations, we cannot assure that we will be able to do so.

In general, automobiles are subject to several environmental regulations, including air preservation, noise and vibration control. Accordingly, we are required to limit the air contaminants, noise and vibrations of our vehicles to certain levels. Failure to do so may impose fines or other penalties on the Company.

Number of Employees

We have 15 full time employees of which eleven are engaged in engineering and four sales/administration.

Item 1A. Risk Factors

Our limited operating history makes it difficult for us to evaluate our future business prospects and make decisions based on those estimates of our future performance.

We did not begin operations of our business until February 2007.  We have a limited operating history and have not generated revenue.  As a consequence, it is difficult, if not impossible, to forecast our future results based upon our historical data.  Reliance on the historical results may not be representative of the results we will achieve, particularly in our combined form.  Because of the uncertainties related to our lack of historical operations, we may be hindered in our ability to anticipate and timely adapt to increases or decreases in revenues or expenses.  If we make poor budgetary decisions as a result of unreliable historical data, we could be less profitable or incur losses, which may result in a decline in our stock price.

AMP’s results of operations have not resulted in profitability and we may not be able to achieve profitability going forward.

AMP incurred a net loss amounting to $3,364,952 for the period from inception (February 20, 2007) through December 31, 2009.  In addition, as of December 31, 2009, AMP has a working capital deficiency of $569,718. If we incur additional significant operating losses, our stock price, may decline, perhaps significantly.

Our management is developing plans to alleviate the negative trends and conditions described above.  Our business plan is speculative and unproven. There is no assurance that we will be successful in executing our business plan or that even if we successfully implement our business plan, that we will be able to curtail our losses now or in the future.  Further, as we are a new enterprise, we expect that net losses will continue and our working capital deficiency will exacerbate.

We depend upon key personnel and need additional personnel.

Our success depends on the continuing services of Stephen Burns, our sole executive officer and director.  The loss of Mr. Burns could have a material and adverse effect on our business operations.  Additionally, the success of the Company’s operations will largely depend upon its ability to successfully attract and maintain competent and qualified key management personnel. As with any company with limited resources, there can be no guaranty that the Company will be able to attract such individuals or that the presence of such individuals will necessarily translate into profitability for the Company.  Our inability to attract and retain key personnel may materially and adversely affect our business operations.

We must effectively manage the growth of our operations, or our company will suffer.

To manage our growth, we believe we must continue to implement and improve our operational, manufacturing, and research and development departments. We may not have adequately evaluated the costs and risks associated with this expansion, and our systems, procedures, and controls may not be adequate to support our operations. In addition, our management may not be able to achieve the rapid execution necessary to successfully offer our products and services and implement our business plan on a profitable basis. The success of our future operating activities will also depend upon our ability to expand our support system to meet the demands of our growing business. Any failure by our management to effectively anticipate, implement, and manage changes required to sustain our growth would have a material adverse effect on our business, financial condition, and results of operations.

Our business requires substantial capital, and if we are unable to maintain adequate financing sources our profitability and financial condition will suffer and jeopardize our ability to continue operations.

We require substantial capital to support our operations.  If we are unable to maintain adequate financing or other sources of capital are not available, we could be forced to suspend, curtail or reduce our operations, which could harm our revenues, profitability, financial condition and business prospects.

We face intense competition which could cause us to lose market share.

In the electric vehicle market in the United States, we compete with large manufacturers, including GM, Tesla and Nissan who have more significant financial resources, established market positions, long-standing relationships with customers and dealers, and who have more significant name recognition, technical, marketing, sales, manufacturing, distribution, financial and other resources than we do. Each of these companies is currently selling a hybrid or electric vehicle or are working to develop, market, and sell advanced technology vehicles in the United States market. The resources available to our competitors to develop new products and introduce them into the marketplace exceed the resources currently available to us.  This intense competitive environment may require us to make changes in our products, pricing, licensing, services, distribution, or marketing to develop a market position.

Changes in the market for electric vehicles could cause our products to become obsolete or lose popularity.

The electric vehicle industry is in its infancy and has experienced substantial change in the last few years. To date, demand for and interest in electric vehicles has been sporadic. As a result, growth in the electric vehicle industry depends on many factors, including:

•	continued development of product technology;

•	the environmental consciousness of customers;

•	the ability of electric vehicles to successfully compete with vehicles powered by internal combustion engines;

•	limitation of widespread electricity shortages; and

•	whether future regulation and legislation requiring increased use of nonpolluting vehicles is enacted.

We cannot assure you that growth in the electric vehicle industry will continue. Our business may suffer if the electric vehicle industry does not grow or grows more slowly than it has in recent years or if we are unable to maintain the pace of industry demands.

We may be unable to keep up with changes in electric vehicle technology and, as a result, may suffer a decline in our competitive position.

Our current products are designed for use with, and are dependent upon, existing electric vehicle technology. As technologies change, we plan to upgrade or adapt our products in order to continue to provide products with the latest technology. However, our products may become obsolete or our research and development efforts may not be sufficient to adapt to changes in or create necessary technology. As a result, our potential inability to adapt and develop the necessary technology may harm our competitive position.

The failure of certain key suppliers to provide us with components could have a severe and negative impact upon our business.

We rely on a small group of suppliers to provide us with components for our products. If these suppliers become unwilling or unable to provide components, there are a limited number of alternative suppliers who could provide them. Changes in business conditions, wars, governmental changes, and other factors beyond our control or which we do not presently anticipate could affect our ability to receive components from our suppliers. Further, it could be difficult to find replacement components if our current suppliers fail to provide the parts needed for these products. A failure by our major suppliers to provide these components could severely restrict our ability to manufacture our products and prevent us from fulfilling customer orders in a timely fashion.

Product liability or other claims could have a material adverse effect on our business.

The risk of product liability claims, product recalls, and associated adverse publicity is inherent in the manufacturing, marketing, and sale of electrical vehicles. Although we have product liability insurance for our consumer products, that insurance may be inadequate to cover all potential product claims. We also carry liability insurance on our automobile products. Any product recall or lawsuit seeking significant monetary damages either in excess of our coverage, or outside of our coverage, may have a material adverse effect on our business and financial condition. We may not be able to secure additional product liability insurance coverage on acceptable terms or at reasonable costs when needed. A successful product liability claim against us could require us to pay a substantial monetary award. Moreover, a product recall could generate substantial negative publicity about our products and business and inhibit or prevent commercialization of other future product candidates. We cannot assure you that such claims and/or recalls will not be made in the future.

We must devote substantial resources to implementing a product distribution network.

Dealers are often hesitant to provide their own financing to contribute to our product distribution network. As a result, we anticipate that we may have to provide financing or other consignment sale arrangements for dealers who would like to participate as our regional distribution centers. The further expansion of our product distribution network will require a significant capital investment and will require extensive amounts of time from our management. A capital investment such as this presents many risks, foremost among them being that we may not realize a significant return on our investment if the network is not profitable. Our inability to collect receivables from dealers could cause us to suffer losses. Lastly, the amount of time that our management will need to devote to this project may divert them from performing other functions necessary to assure the success of our business.

Regulatory requirements may have a negative impact upon our business.

While our products are subject to substantial regulation under federal, state, and local laws, we believe that the products we have sold are materially in compliance with all applicable laws. However, to the extent the laws change, or if we introduce new products in the future, some or all of our products may not comply with applicable federal, state, or local laws. Further, certain federal, state, and local laws and industrial standards currently regulate electrical and electronics equipment. Although standards for electric vehicles are not yet generally available or accepted as industry standards, our products may become subject to federal, state, and local regulation in the future. Compliance with this regulation could be burdensome, time consuming, and expensive.

Our automobile products are subject to environmental and safety compliance with various federal and state regulations, including regulations promulgated by the EPA, NHTSA, and various state boards, and compliance certification is required for each new model year. The cost of these compliance activities and the delays and risks associated with obtaining approval can be substantial. The risks, delays, and expenses incurred in connection with such compliance could be substantial.

Our success is heavily dependent on protecting our intellectual property rights.

We rely on trade secret protections to protect our proprietary technology. Our success will, in part, depend on our ability to obtain trademarks and patents. We presently do not hold patents registered with the United States Patent and Trademark Office.  Although we have entered into confidentiality agreements with our employees and consultants, we cannot be certain that others will not gain access to these trade secrets. Others may independently develop substantially equivalent proprietary information and techniques or otherwise gain access to our trade secrets.

We may be exposed to liability for infringing intellectual property rights of other companies.

Our success will, in part, depend on our ability to operate without infringing on the proprietary rights of others. Although we have conducted searches and are not aware of any patents and trademarks which our products or their use might infringe, we cannot be certain that infringement has not or will not occur. We could incur substantial costs, in addition to the great amount of time lost, in defending any patent or trademark infringement suits or in asserting any patent or trademark rights, in a suit with another party.

We have not paid dividends in the past and do not expect to pay dividends in the future.  Any return on investment may be limited to the value of our common stock

We have never paid cash dividends on our common stock and do not anticipate paying cash dividends in the foreseeable future. The payment of dividends on our common stock will depend on earnings, financial condition and other business and economic factors affecting it at such time as the board of directors may consider relevant. If we do not pay dividends, our common stock may be less valuable because a return on your investment will only occur if its stock price appreciates.

Our stock price and trading volume may be volatile, which could result in substantial losses for our stockholders.

The equity trading markets may experience periods of volatility, which could result in highly variable and unpredictable pricing of equity securities. The market price of our common stock could change in ways that may or may not be related to our business, our industry or our operating performance and financial condition. In addition, the trading volume in our common stock may fluctuate and cause significant price variations to occur. We have experienced significant volatility in the price of our stock over the past few years. We cannot assure you that the market price of our common stock will not fluctuate or decline significantly in the future. In addition, the stock markets in general can experience considerable price and volume fluctuations.

We have not voluntary implemented various corporate governance measures, in the absence of which, shareholders may have more limited protections against interested director transactions, conflict of interest and similar matters.

Recent Federal legislation, including the Sarbanes-Oxley Act of 2002, has resulted in the adoption of various corporate governance measures designed to promote the integrity of the corporate management and the securities markets. Some of these measures have been adopted in response to legal requirements. Others have been adopted by companies in response to the requirements of national securities exchanges, such as the NYSE or the NASDAQ Stock Market, on which their securities are listed. Among the corporate governance measures that are required under the rules of national securities exchanges are those that address board of directors' independence, audit committee oversight, and the adoption of a code of ethics. While we intend to adopt certain corporate governance measures such as a code of ethics and established an audit committee, Nominating and Corporate Governance Committee, and Compensation Committee of our board of directors, we presently do not have any independent directors. We intend to expand our board membership in future periods to include independent directors. It is possible that if we were to have independent directors on our board, stockholders would benefit from somewhat greater assurances that internal corporate decisions were being made by disinterested directors and that policies had been implemented to define responsible conduct. For example, in the absence of audit, nominating and compensation committees comprised of at least a majority of independent directors, decisions concerning matters such as compensation packages to our senior officers and recommendations for director nominees may be made by our sole director who has an interest in the outcome of the matters being decided. Prospective investors should bear in mind our current lack of both corporate governance measures and independent directors in formulating their investment decisions.

We may be exposed to potential risks relating to our internal controls over financial reporting and our ability to have those controls attested to by our independent auditors.

As directed by Section 404 of the Sarbanes-Oxley Act of 2002 ("SOX 404"), the Securities and Exchange Commission adopted rules requiring smaller reporting companies, such as our company, to include a report of management on the company's internal controls over financial reporting in their annual reports for fiscal years ending on or after December 15, 2007.  We will be required to include the management report in the annual report for the year ending December 31, 2009. In addition, for our fiscal year ending December 31, 2009 the independent registered public accounting firm auditing our financial statements must also attest to and report on management's assessment of the effectiveness of our internal controls over financial reporting as well as the operating effectiveness of our internal controls. In the event we are unable to receive a positive attestation from our independent auditors with respect to our internal controls, investors and others may lose confidence in the reliability of our financial statements and our ability to obtain financing as needed could suffer.

If a public market for our common stock develops, trading will be limited under the SEC’s penny stock regulations, which will adversely affect the liquidity of our common stock.

The trading price of our common stock is less than $5.00 per share and, as a result, our common stock is considered a "penny stock," and trading in our common stock would be subject to the requirements of Rule 15g-9 under the Exchange Act. Under this rule, broker/dealers who recommend low-priced securities to persons other than established customers and accredited investors must satisfy special sales practice requirements. Generally, the broker/dealer must make an individualized written suitability determination for the purchaser and receive the purchaser's written consent prior to the transaction.

SEC regulations also require additional disclosure in connection with any trades involving a "penny stock," including the delivery, prior to any penny stock transaction, of a disclosure schedule explaining the penny stock market and its associated risks. These requirements severely limit the liquidity of securities in the secondary market because few broker or dealers are likely to undertake these compliance activities. In addition to the applicability of the penny stock rules, other risks associated with trading in penny stocks could also be price fluctuations and the lack of a liquid market. An active and liquid market in our common stock may never develop due to these factors.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our principal offices are located at 4540 Alpine Road, Blue Ash, Ohio 45242, which include 3,000 square feet in office space and 12,000 square feet in manufacturing/development space.  We pay $8,500 per month in rent and our lease is for two years. We expect that this facility will provide adequate space for the next two years.

Item 3. Legal Proceedings

We are currently not a party to any legal or administrative proceedings and are not aware of any pending or threatened legal or administrative proceedings against us in all material aspects. We may from time to time become a party to various legal or administrative proceedings arising in the ordinary course of our business.

Item 4. (Removed and Reserved)

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock was listed on the OTC Bulletin Board on July 14, 2009. The symbol is TTSO. There has been no active trading and no high or low bid prices.

Holders of our Common Stock

As of March 29, 2010, there were approximately 32 stockholders of record of our common stock. This number does not include shares held by brokerage clearing houses, depositories or others in unregistered form.  The stock transfer agent for our securities is Empire Stock Transfer, Inc., 1859 Whitney Mesa Drive, Henderson, Nevada 89014.

Dividends

The Company has never declared or paid any cash dividends on its common stock. The Company currently intends to retain future earnings, if any, to finance the expansion of its business. As a result, the Company does not anticipate paying any cash dividends in the foreseeable future.

Securities Authorized for Issuance Under Equity Compensation Plans

The Company does not have an authorized equity compensation plan.

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

The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from those rules, to deliver a standardized risk disclosure document, which:

•	contains a description of the nature and level of risk in the market for penny stock in both public offerings and secondary trading;

•
contains a description of the broker's or dealer's duties to the customer and of the rights and remedies available to the customer with respect to a violation of such duties or other requirements of the Securities Act of 1934, as amended;

•	contains a brief, clear, narrative description of a dealer market, including "bid" and "ask" price for the penny stock and the significance of the spread between the bid and ask price;

•	contains a toll-free telephone number for inquiries on disciplinary actions;

•	defines significant terms in the disclosure document or in the conduct of trading penny stocks; and

•	contains such other information and is in such form (including language, type, size and format) as the Securities and Exchange Commission shall require by rule or regulation;

The broker-dealer also must provide, prior to effecting any transaction in a penny stock, to the customer:

•	the bid and offer quotations for the penny stock;

•	the compensation of the broker-dealer and its salesperson in the transaction;

•	the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and

•	monthly account statements showing the market value of each penny stock held in the customer's account.

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

Unregistered Sales of Equity Securities

On December 28, 2009, we entered into and closed a Share Exchange Agreement with the AMP Shareholders pursuant to which we acquired 100% of the outstanding securities of AMP in exchange for 1,063,636 shares of our common stock.

On December 28, 2009, the Company entered a Conversion Agreement with Bowden Transportation Ltd. (“Bowden”) pursuant to which Bowden agreed to convert a loan in the amount of $20,000 provided to AMP on December 21, 2009 into 500 shares of Series A Preferred Stock (the “Series A Stock”).

On December 28, 2009, the Company entered a Conversion Agreement with Han Solutions II, LLC (“Han”) pursuant to which Han agreed to convert a loan in the amount of $315,000 provided to AMP from October 28, 2009 through December 21, 2009 into 7,875 shares of Series A Stock.

The Series A Stock is convertible, at any time at the option of the holder, into common shares of the Company based on a conversion price of $4.70588 per share.  The Series A Stock has a $40 stated value per share.  The holders of the Series A Stock are not entitled to convert the Series A Stock and receive shares of common stock such that the number of shares of common stock held by them in the aggregate and their affiliates after such conversion or exercise does not exceed 4.99% of the then issued and outstanding shares of common stock.  The Series A Stock has voting rights on an as converted basis. Holders of the Series A Stock are not entitled to receive dividends and do not hold any liquidation rights.

On December 28, 2009, the Company entered a Conversion Agreement with Ziu Zhang (“Zhang”) pursuant to which Zhang agreed to convert a loan in the amount of $50,000 provided to AMP on November 30, 2009 into 10,638 shares of common stock of the Company.

On December 28, 2009, the Company assumed a Services Agreement entered between AMP and Pharmacy Management Services pursuant to which the Company issued Pharmacy Management Strategies LLC a common stock purchase warrant to acquire 500,000 shares of common stock at $5.60 per share for a term of five years.  Half of the shares of common stock issuable under this warrant vested immediately and the balance shall vest one year from the date of the agreement.

On December 29, 2009, subsequent to the acquisition of AMP, the Company entered into an Agreement and Release with Mark DeFoor, a significant shareholder of the Company, pursuant to which Mr. DeFoor agreed to return 3,105,000 shares of common stock of the Company to the Company for cancellation and has provided a full release of the Company in consideration of the transfer of all securities of Title Starts of Kansas City, LLC, the Company’s former wholly owned subsidiary, and all assets relating to the online abstract business.

On January 15, 2010, the Company entered a Subscription Agreement with Han pursuant to which Han acquired 625 shares of Series A Stock in consideration of $25,000.

On January 13, 2010, the Company entered into a letter agreement with Maggie Moran, a director of the Company, The Company has agreed to pay Ms. Moran $40,000 per year and issue Ms. Moran an option to acquire 23,214 shares of common stock for five years with an exercise price of $5.60 per share.  The options vest at 5,357 upon Ms. Moran executing her letter of appointment and 3,571 every six months thereafter.

From January 7, 2010 to March 4, 2010, the Company entered into subscription agreements with various accredited investors pursuant to which the investors purchased 72,308 shares of the Company’s common stock for an aggregate purchase price of $330,275.

On February 2, 2010, the Company compensated John Carris Investments LLC, as placement agent (“JCI”), for assisting in the sale of common stock by issuing JCI a common stock purchase warrant to purchase 16,943 shares of the Company’s common stock at an exercise price of $4.70 per share.

On March 1, 2010, the Company issued a 6% promissory note in the principal amount of $100,000 (the “March 2010 Note”) to an accredited investor (the “March 2010 Lender”) in consideration of $100,000.  In addition to the March 2010 Note, the March 2010 Lender also received a Common Stock Purchase Warrant to acquire 8,929 shares of common stock at an exercise price of $5.60 per share exercisable for a period of three years.  The March 2010 Note bears interest at the rate of 6% per annum.  The March 2010 Note matures on the earlier of the Company closing a financing or June 30, 2010.  The full principal amount of the note is due upon a default.

On March 15, 2010, the Company entered into subscription agreements with two accredited investors pursuant to which the investors purchased 44,643 shares of the Company’s common stock for an aggregate purchase price of $250,000.

On March 15, 2010, the Company compensated JCI for assisting in the sale of common stock with the issuance of a common stock purchase warrant to purchase 4,464 shares of the Company’s common stock at an exercise price of $5.60 per share.

This issuance of these above securities is exempt from the registration requirements under Rule 4(2) of the Securities Act of 1933, as amended, and/or Rule 506 as promulgated under Regulation D.

Issuer Purchases of Equity Securities

Except for the transaction entered with Mark DeFoor, pursuant to which he cancelled 3.105,000 shares of common stock, the Company has not repurchased its securities during the year ended December 31, 2009.

Item 6. Selected Financial Data

As a smaller reporting company, we are not required to include disclosure under this item.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

Some of the statements contained in this Form 10-K that are not historical facts are "forward-looking statements" which can be identified by the use of terminology such as "estimates," "projects," "plans," "believes," "expects," "anticipates," "intends," or the negative or other variations, or by discussions of strategy that involve risks and uncertainties. We urge you to be cautious of the forward-looking statements, that such statements, which are contained in this Form 10-K, reflect our current beliefs with respect to future events and involve known and unknown risks, uncertainties and other factors affecting our operations, market growth, services, products and licenses. No assurances can be given regarding the achievement of future results, as actual results may differ materially as a result of the risks we face, and actual events may differ from the assumptions underlying the statements that have been made regarding anticipated events. Factors that may cause actual results, our performance or achievements, or industry results, to differ materially from those contemplated by such forward-looking statements include without limitation:

•	Our ability to attract and retain management;

•	Our ability to raise capital when needed and on acceptable terms and conditions;

•	The intensity of competition;

•	General economic conditions;

•	Changes in regulations;

•	Whether the market for electric vehicles continues to grow, and, if it does, the pace at which it may grow; and

•	Our ability to compete against large competitors in a rapidly changing market for electric vehicles.

All written and oral forward-looking statements made in connection with this Form 10-K that are attributable to us or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements. Given the uncertainties that surround such statements, you are cautioned not to place undue reliance on such forward-looking statements.

Our Plan of Operation should be read in conjunction with our financial statements included herein.

Overview

On December 28, 2009, we entered into and closed a Share Exchange Agreement with the AMP Shareholders pursuant to which we acquired 100% of the outstanding securities of AMP in exchange for 1,063,636 shares of our common stock. Considering that, following the merger, the AMP Shareholders control the majority of our outstanding voting common stock and we effectively succeeded our otherwise minimal operations to those that are theirs, AMP is considered the accounting acquirer in this reverse-merger transaction.  A reverse-merger transaction is considered, and accounted for as, a capital transaction in substance; it is equivalent to the issuance of AMP securities for our net monetary assets, which are deminimus, accompanied by a recapitalization. Accordingly, we have not recognized any goodwill or other intangible assets in connection with this reverse merger transaction. AMP is the surviving and continuing entities and the historical financials following the reverse merger transaction will be those of AMP.  We were a "shell company" (as such term is defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended) immediately prior to our acquisition of AMP pursuant to the terms of the Share Exchange Agreement.  As a result of such acquisition, our operations our now focused on the design, marketing and sale of modified automobiles with an all electric drivetrain and battery systems. Consequently, we believe that acquisition has caused us to cease to be a shell company as we no longer have nominal operations.

On December 29, 2009, subsequent to the acquisition of AMP, the Company entered into an Agreement and Release with Mark DeFoor, a significant shareholder of the Company, pursuant to which Mr. DeFoor agreed to return 3,105,000 shares of common stock of the Company to the Company for cancellation and has provided a full release of the Company in consideration of the transfer of all securities of Title Starts of Kansas City, LLC, the Company’s former wholly owned subsidiary, and all assets relating to the online abstract business.

Results of Operations

Year Ended December 31, 2009 Compared to Year Ended December 31, 2008

Revenue.  We did not generate revenue for the years ended December 31, 2009 and 2008.

Expenses.  Our expenses for the year ended December 31, 2009 were $1,528,020 and included payroll and payroll taxes ($710,216), batteries, motors and supplies ($301,797) and legal and professional fees ($136,145). Our expenses for the year ended December 31, 2008 were $1,383,884 and included payroll and payroll taxes ($389,508), batteries, motors and supplies ($320,972) and legal and professional fees ($311,408). The reason for the increase in comparing the year ended 2009 to 2008 was an increase in activity in developing our products which included the hiring of additional employees.

Net loss.  Net loss for the years ended December 31, 2009 and 2008 were $1,524,924 and $1,383,884, respectively.

Liquidity and Capital Resources

As of December 31, 2009, we had current assets of $13,688 including cash of $0 and current liabilities of $583,406. As of December 31, 2008, we had current assets of $79,584 including cash of $58,303 and current liabilities of $224,147.

Operating Activities

Our operating activities from continuing operations resulted in a net cash used by operations of $1,243,039 for the year ended December 31, 2009 compared to net cash used by operations of $1,037,159 for the year ended December 31, 2008. The net cash used by operations for the year ended December 31, 2009 reflects a net loss of $1,524,923 offset by depreciation of $34,864, customer deposits of $96,000, account payables of $155,672 and other minor factors. The net cash used by operations for the year ended December 31, 2008 reflects a net loss of $1,383,884 offset by depreciation of $61,171, account payables of $224,147, advertising of $50,000 and other minor factors.

Investing Activities

Our investing activities resulted in a net cash inflow of $7,649 for the year ended December 31, 2009 compared to a net cash inflow of $8,433 for the year ended December 31, 2008. Cash used in investing activities principally represents capital expenditures offset by proceeds from the sale of assets and repayments of an advance to a related party.

Financing Activities

Our financing activities resulted in a cash inflow of $1,176,087 for the year ended December 31, 2009 and $825,000 for the year ended December 31, 2008, which principally represents issuance of common and preferred stock.

Presently, due to the lack of revenue we are not able to meet our operating and capital expenses. There is doubt about our ability to continue as a going concern, as the continuation of our business is dependent upon successful roll out of our products and maintaining a break even or profitable level of operations. We have incurred operating losses since inception, and this is likely to continue through the fiscal year ending December 31, 2010.

From October 2009 through December 2009, AMP received $445,000 in bridge loans, which provided the funding to remain in operation during the second half of 2009. On December 28, 2009, following the acquisition of AMP by the Company, $385,000 of the bridge loans were converted into equity of the Company.

We require funds to enable us to address our minimum current and ongoing expenses, expand marketing and promotion activity connected with the development and marketing of our products and to increase market share. Our cash on hand will not be sufficient to satisfy all of our cash requirements as we continue to progress and expand. We estimate that we will require between $2,000,000 and $2,500,000 to carry out our business plan for the next twelve months. Because we cannot anticipate when we will be able to generate revenues from sales, we will need to raise additional funds to continue to develop our business, respond to competitive pressures and to respond to unanticipated requirements or expenses. If we are not able to generate significant revenues from the sale of our products, we will not be able to maintain our operations or achieve a profitable level of operations.

The financial requirements of our Company will be dependent upon the financial support through credit facilities and additional sales of our equity securities. The issuance of additional equity securities by us may result in a significant dilution in the equity interests of our current shareholders. Should additional financing be needed, there is no assurance that we will be able to obtain further funds required for our continued operations or that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms. If we are not able to obtain the additional financing on a timely basis, we will not be able to meet our other obligations as they become due and we will be forced to scale down or perhaps even cease our operations.

We can give no assurance that we will be successful in implementing any phase, all phases of the proposed business plan, or that we will be able to continue as a going concern.

Credit Facility

Presently we have no revolving Credit Facility established. There is no guarantee that we will be able to enter into an agreement to establish a line of credit or that if we do enter into such agreement that it will be on favorable terms.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company's financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Critical Accounting Policies and Estimates

The following accounting principles and practices of AMP (or the Company) are set forth to facilitate the understanding of data presented in the consolidated financial statements:

Nature of operations

A developing stage company, AMP is a technology-driven business that delivers a full-performance, all electric, powertrain for passenger vehicles. Operating with three specific approaches, AMP converts existing internal combustion engine based vehicles to AMP designed and manufactured all electric powertrains, provides original equipment manufacturers (OEM’s) with AMP designed and manufactured modular electric components, and provides electric powertrain engineering and consulting services to end-users. AMP has not recorded revenue since inception in February 2007, and is developing its operations through a sale, design and manufacturing facility located in Cincinnati, Ohio.

Use of estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

Property and depreciation

Property and equipment is recorded at cost. Depreciation is provided on the straight-line and accelerated methods over the estimated useful lives of the respective assets.

Advertising

Advertising and public relation costs are charged to operations when incurred. Advertising and public relation expense was approximately $55,000, $151,500 for the years ended December 31, 2009 and 2008 and $241,500 for the period from inception to December 31, 2009, respectively.

Income taxes

With the consent of its shareholders, at the date of inception, AMP elected under the Internal Revenue Code to be taxed as an S corporation. Since shareholders of an S corporation are taxed on their proportionate share of the Company’s taxable income, an S corporation is generally not subject to either federal or state income taxes at the corporate level.  On December 28, 2009 pursuant to the merger transaction with TSO, Inc. the company revoked its election to be taxed as an S-corporation.  As minimal activity occurred from the date of this merger to December 31, 2009, no provision or liability for federal or state income taxes has been included in the financial statements.  TSO had not filed income tax returns during its period as a shell company.

Research and development costs

AMP expenses research and development costs as they are incurred. Research and development expense incurred was approximately $1,140,000 and $748,000 for the years ended December 31, 2009 and 2008 and $2,159,000 for the period from inception to December 31, 2009, respectively, consisting of consulting, payroll and payroll taxes, engineering temporaries, purchased supplies, legal fees, parts and small tools.

Concentrations

AMP maintains its bank deposits in accounts that, at times, may exceed federally insured limits. AMP has not experienced any losses in such accounts and management does not believe it is exposed to significant risk on cash and cash equivalents.

Subsequent events

The Company evaluates events and transactions occurring subsequent to the date of the financial statements for matters requiring recognition or disclosure in the financial statements. The accompanying financial statements consider events through March 31, 2010.

From January 7, 2010 to February 1, 2010, TSO entered into subscription agreements with various accredited investors (the “January 2010 Accredited Investors”) pursuant to which the January 2010 Accredited Investors purchased 59,560 shares of the Company’s common stock (the “January 2010 Subscription Shares”) for an aggregate purchase price of $280,275.

On March 1, 2010, TSO issued a 6% promissory note in the principal amount of $100,000 (the “March 2010 Note”) to an accredited investor (the “March 2010 Lender”) in consideration of $100,000.  In addition to the March 2010 Note, the March 2010 Lender also received a Common Stock Purchase Warrant to acquire 8,929 shares of common stock at an exercise price of $5.60 per share exercisable for a period of three years.  The March 2010 Note bears interest at the rate of 6% per annum.  The March 2010 Note matures on the earlier of the Company closing a financing or June 30, 2010.  The full principal amount of the note is due upon a default.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company, we are not required to include disclosure under this item.

Item 8. Financial Statements and Supplementary Data

Title Starts Online, Inc.
(A Development Stage Company)

Financial Statements

December 31, 2009 and 2008

With Report of Independent Registered Public Accounting Firm

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Title Starts, Online, Inc. (A Developing Stage Company)
Cincinnati, Ohio

We have audited the accompanying balance sheets of Title Starts Online, Inc. (A Developing Stage Company)as of December 31, 2009 and 2008 and the related statements of operations, stockholders’ equity, and cash flows for the years then ended and for the period from inception, February 20, 2007, to December 31, 2009.  These financial statements are the responsibility of the company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Title Starts Online, Inc. as of December 31, 2009 and 2008, and the results of its operations and its cash flows for the years then ended and for the period from inception, February 20, 2007, to December 31, 2009 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As described in note 1, the Company has not had any sales and has negative working capital and stockholder’s deficits, which raise substantial doubt about its ability to continue as a going concern.  Management’s plan in regard to this matter is also discussed in note 1.  The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Cincinnati, Ohio
March 31, 2010

Title Starts Online, Inc.
(A Developing Stage Company)
Balance Sheets
December 31, 2009 and 2008

	2009	2008
Assets

Current assets:
Cash in bank	$-	$58,303
Accounts receivable, related party	-	17,131
Deposit	8,500	1,650
Prepaid expenses	5,188	2,500
	13,688	79,584
Property, plant and equipment:
Software	5,325	5,325
Equipment	118,426	118,426
Automobile prototypes	56,366	61,284
	180,117	185,035
Less accumulated depreciation	114,111	95,744
	66,006	89,291

	$79,694	$168,875

Liabilities and Stockholders' Equity (Deficit)

Current liabilities:
Cash overdraft	$2,523	$-
Accounts payable	379,819	224,147
Customer Deposits	96,000	-
Note payable	60,000	-
Shareholder advances	45,064	-
	583,406	224,147

Commitments and contingencies	-	-

Stockholders' equity (deficit):
Series A preferred stock, par value of $.001per share 8,375
shares issued and outstanding at December 31, 2009	8	-
Common stock, par value of $.001 per share 425,000,000 shares authorized, 1,269,274 shares issued and outstanding at
December 31, 2009, without par 10,000 shares authorized,
5,302.5 shares issued and outstanding at December 31, 2008	1,270	1,784,757
Additional paid in capital	2,859,962	-
Accumulated deficit during the development stage	(3,364,952)	(1,840,029)
	(503,712)	(55,272)

	$79,694	$168,875

Title Starts Online, Inc.
(A Developing Stage Company)
Statements of Operations
For the Years Ended December 31, 2009 and 2008
and the Period Form Inception,
February 20, 2007 to December 31, 2009

	Year Ended December 31, 2009	Year Ended December 31, 2008	Since Date of Inception, February 20, 2007 to December 31, 2009

Sales	$-	$-	$-

Expenses:
Payroll and payroll taxes	710,216	389,508	1,340,436
Employee benefits	82,376	37,779	141,572
Employee travel and lodging	50,191	36,425	90,503
Employee meals and entertainment	3,064	3,262	7,187
Batteries and motors and supplies	301,797	320,972	643,538
Legal and professional	136,145	311,408	513,968
Advertising, public relations and travel	65,152	182,940	282,840
Depreciation	34,864	61,171	130,608
Rent expense	31,930	17,820	62,950
Insurance expense	30,751	6,993	42,234
Network access charges	4,865	953	7,400
Bank service charges	736	1,377	2,656
Utilities	22,954	8,677	34,528
Employee relocation	-	-	10,000
Engineering temporary labor	20,223	-	20,223
Facilities, repairs & maintenance	22,358	-	22,358
Freight and other	10,398	4,599	15,048
	1,528,020	1,383,884	3,368,049
Net loss from operations during the
development stage	(1,528,020)	(1,383,884)	(3,368,049)

Other income:
Gain on sale of assets	3,097	-	3,097

Net loss during the development stage	$(1,524,923)	$(1,383,884)	$(3,364,952)

Basic loss per share	$(86.86)	$(285.66)	$(484.78)

Weighted average number of common
shares outstanding	17,555	4,844	7,399

Title Starts Online, Inc.
(A Developing Stage Company)
Statement of Stockholders’ Equity
Form Inception, February 20, 2007
to December 31, 2009

						Accumulated
						Deficit
				Series A	Additional	During the	Total
		Common Stock		Preferred Stock	Paid-in	Development	Stockholders'
	Number		Number
	of Shares	Amount	of Shares	Amount	Capital	Stage	Equity

Beginning capital - inception	-	$-	-	-	-	-	-

Issuance of common stock, and fulfillment
of stock subscriptions receivable	515	900,000	-	-	-	-	900,000
Net loss from operations, period of inception,
February 20, 2007 to December 31, 2007	-	-	-	-	-	(456,145)	(456,145)
	515	$900,000	-	-	-	(456,145)	443,855

Issuance of common stock, and fulfillment
of stock subscriptions receivable	308	875,000	-	-	-	-	875,000
March 10, 2008 stock dividend	4,480	-	-	-	-	-	-
Share based compensation for the year
ended December 31, 2008	-	9,757	-	-	-	-	9,757
Net loss from operations, year ended
December 31, 2008	-	-	-	-	-	(1,383,884)	(1,383,884)
	5,302.5	$1,784,757	-	-	-	(1,840,029)	(55,272)
							-
January 1, 2009 stock re-pricing agreement	1,287.5	-	-	-	-	-	-
Issuance of common stock, and fulfillment
of stock subscriptions receivable	12,015	753,511	-	-	49,989	-	803,500
Share based compensation to
December 28, 2009	-	7,983	-	-	-	-	7,983
Shares issued out of stock option plan on
December 31, 2008	230	-	-	-	-	-	-
Net effect of purchase accounting adjustments	1,250,439	(2,544,981)	-	-	2,544,981	-	-
Conversion of convertible notes	-	-	8,375	8	264,992	-	265,000
Net loss from operations, year ended
December 31, 2009	-	-	-	-	-	(1,524,923)	(1,524,923)
	1,269,274	$1,270	8,375	$8	2,859,962	(3,364,952)	(503,712)

A vehicle with a fair market value of $30,400 and cash of $69,600 was accepted as consideration for issuance of common stock on February 20, 2007.

A vehicle with a fair market value of $30,884 and cash of $69,116 was accepted as consideration for issuance of common stock on June 15, 2007.

Consulting services valued at $50,000 were accepted as consideration for issuance of common stock on October 1, 2008.

Title Starts Online, Inc.
(A Developing Stage Company)
Statements of Cash Flows
For the Years Ended December 31, 2009 and 2008
and the Period Form Inception,
February 20, 2007 to December 31, 2009

	Year Ended December 31, 2009	Year Ended December 31, 2008	Since Date of Inception, February 20, 2007 to December 31, 2009

Cash flows from operating activities:
Net loss during the development stage	$(1,524,923)	$(1,383,884)	$(3,364,952)
Adjustments to reconcile net loss from operations
to cash used by operations:
Depreciation	34,864	61,171	130,608
Gain on sale of asset	(3,097)	-	(3,097)
Share based compensation	7,983	9,757	17,740
Advertising	-	50,000	50,000
Effects of changes in operating assets and liabilities:
Prepaid expenses and deposit	(9,538)	1,650	(13,688)
Customer deposits	96,000	-	96,000
Accounts payable	155,672	224,147	379,819

Net cash used by operations	(1,243,039)	(1,037,159)	(2,707,570)

Cash flows from investing activities:
Capital expenditures	(25,482)	-	(149,233)
Proceeds on sale of assets	17,000	-	17,000
Advance to related party	17,131	8,433	-

Net cash provided (used) by investing activities	8,649	8,433	(132,233)

Cash flows from financing activities:
Cash overdraft	2,523	-	2,523
Proceeds from note payable	60,000	-	60,000
Shareholder advances	45,064	-	45,064
Issuance of common and preferred stock	1,068,500	825,000	2,732,216

Net cash provided by financing activities	1,176,087	825,000	2,839,803

Change in cash	(58,303)	(203,726)	-
Cash at inception, February 20, 2007	-	-	-
Cash at December 31, 2007	-	262,029	-
Cash at December 31, 2008	58,303	$58,303
Cash at December 31, 2009	$-		$-

Supplemental disclosure of non-cash activities:
Vehicles valued at $61,284 were contributed as consideration for issuance of common stock during the period from inception, February 20, 2007, to December 31, 2007.

Consulting services valued at $50,000 were accepted as consideration for issuance of common stock on
October 1, 2008.

Title Starts Online, Inc.
(A Developing Stage Company)
Notes to Financial Statements
December 31, 2009 and 2008

1. SUMMARY OF SIGNIFICANT ACCOUNTING PRINICPLES:
The following accounting principles and practices are set forth to facilitate the understanding of data presented in the financial statements:

Nature of operations
Title Starts Online, Inc. (TSO) was incorporated in the State of Nevada in 2007 with $3,100 of capital from the issuance of common shares to the founding shareholder. On August 11, 2008 TSO received a Notice of Effectiveness from the U.S. Securities and Exchange Commission, and on September 18, 2008, the Company closed a public offering in which it accepted subscriptions for an aggregate of 200,000 shares of its common stock, raising $50,000 less offering costs of $46,234. With this limited capital TSO did not commence operations and remained a “shell company” (as such term is defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended).

On December 28, 2009, TSO entered into and closed a Share Exchange Agreement with the Shareholders of Advanced Mechanical Products (AMP) pursuant to which TSO acquired 100% of the outstanding securities of AMP in exchange for 1,063,636 shares of TSO common stock. Considering that, following the merger, the AMP Shareholders control the majority of the outstanding voting common stock of TSO, and effectively succeeded TSO’s otherwise minimal operations to those that are AMP.  AMP is considered the accounting acquirer in this reverse-merger transaction.  A reverse-merger transaction is considered and accounted for as a capital transaction in substance; it is equivalent to the issuance of AMP securities for net monetary assets of TSO, which are deminimus, accompanied by a recapitalization. Accordingly, goodwill or other intangible assets have not been recognized in connection with this reverse merger transaction.  AMP is the surviving entity and the historical financials following the reverse merger transaction will be those of AMP.  TSO was a shell company immediately prior to the acquisition of AMP pursuant to the terms of the Share Exchange Agreement.  As a result of such acquisition, TSO operations are now focused on the design, marketing and sale of modified automobiles with an all electric power train and battery systems. Consequently, we believe that acquisition has caused TSO to cease to be a shell company as it now has operations.

AMP, a developing stage company, is a technology-driven business that delivers a full-performance, all electric, power train for passenger vehicles.  Operating with three specific approaches, the Company converts existing internal combustion engine based vehicles to AMP designed and manufactured all electric powertrains, provides original equipment manufacturers (OEM’s) with AMP designed and manufactured modular electric components, and provides electric powertrain engineering and consulting services to end-users.  The Company has not recorded revenue since inception in February 2007, and is developing its operations through a sale, design and manufacturing facility located in Cincinnati, Ohio.

The primary product and service being developed and marketed by the Company is centered on an all electric power train for passenger vehicles.  Management believes there are significant opportunities for sales of their products and services and a potential for obtaining sizable market share.  There have been no sales of the product or services from the inception of the Company, February 20, 2007, to December 31, 2009.

Development stage company
Based on the Company's business plan, it is a development stage company since planned principal operations resulting in revenue have not yet commenced. Accordingly, the Company presents its financial statements in conformity with the accounting principles generally accepted in the United States of America that apply to developing enterprises. As a development stage enterprise, the Company discloses its retained earnings (or deficit accumulated) during the development stage and the cumulative statements of operations and cash flows from commencement of development stage to the current balance sheet date. The development stage began in 2007 when the Company was organized.

Title Starts Online, Inc.
(A Developing Stage Company)
Notes to Financial Statements
December 31, 2009 and 2008

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

The Company has continued to raise capital since the merger and has raised $615,275 less offering costs of $124,700 since December 31, 2009 through the date of these financial statements. Management believes the proceeds from these offerings and the Company’s anticipated revenue provide an opportunity for the Company to continue as a going concern.  If additional funding is required, the Company plans to obtain working capital from either equity financing from the sale of common and/or preferred stock.

Use of estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

Financial instruments
The carrying amounts of financial instruments including cash, accounts receivable, cash overdraft, accounts payable and short-term debt approximate fair value as of December 31, 2009 and 2008, because of the relatively short maturity of these instruments.

Property and depreciation
Property and equipment is recorded at cost.  Depreciation is provided on the straight-line and accelerated methods over the estimated useful lives of the respective assets.

Revenue recognition / customer deposits
The Company has not generated any revenues since entering the development stage.  It is the Company's policy that revenues will be recognized in accordance with SEC Staff Bulletin (SAB) No. 104, "Revenue Recognition". Under SAB 104, product revenues (or service revenues) are recognized when persuasive evidence of an arrangement exists, delivery has occurred (or service has been performed), the sales price is fixed and determinable, and collectability is reasonably assured.  Customer deposits include monies from customers to reserve a production slot for conversion of an OEM power train to the AMP all electric power train.  The final retail price and delivery date are yet to be determined.  Customer deposits are subject to a full refund at the request of the customer.

Advertising
Advertising and public relation costs are charged to operations when incurred.  Advertising and public relation expense was approximately $55,000, $151,500 for the years ended December 31, 2009 and 2008 and $241,500 for the period from inception to December 31, 2009, respectively.

Title Starts Online, Inc.
(A Developing Stage Company)
Notes to Financial Statements
December 31, 2009 and 2008
Income taxes
With the consent of its shareholders, at the date of inception, AMP elected under the Internal Revenue Code to be taxed as an S corporation. Since shareholders of an S corporation are taxed on their proportionate share of the Company’s taxable income, an S corporation is generally not subject to either federal or state income taxes at the corporate level.  On December 28, 2009 pursuant to the merger transaction with TSO, Inc. the company revoked its election to be taxed as an S-corporation.  As minimal activity occurred from the date of this merger to December 31, 2009, no provision or liability for federal or state income taxes has been included in the financial statements.  TSO had not filed income tax returns during its period as a shell company.

Uncertain tax positions
The Company adopted the provisions of Accounting for Uncertainty in Income Taxes on January 1, 2009. Those provisions clarify the accounting and recognition for income tax positions taken or expected to be taken in the Company’s income tax returns.  The Company’s income tax filings are subject to audit by various taxing authorities. The years of filings open to these authorities and available for audit are 2007 - 2008.  The Company's policy with regard to interest and penalties is to recognize interest through interest expense and penalties through other expense.  In evaluating the Company’s tax provisions and accruals, future taxable income, and the reversal of temporary differences, interpretations and tax planning strategies are considered. The Company believes their estimates are appropriate based on current facts and circumstances.

Research and development costs
The Company expenses research and development costs as they are incurred.  Research and development expense incurred was approximately $1,140,000 and $748,000 for the years ended December 31, 2009 and 2008 and $2,159,000 for the period from inception to December 31, 2009, respectively, consisting of consulting, payroll, payroll taxes, engineering temporaries, purchased supplies, legal fees, parts and small tools.

Basic loss per share
Basic loss per share is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period.  At December 31, 2009 and 2008, the Company had no stock equivalents that were anti-dilutive and excluded in the earnings per share computation.

Subsequent events
The Company evaluates events and transactions occurring subsequent to the date of the financial statements for matters requiring recognition or disclosure in the financial statements.

From January 7, 2010 to February 1, 2010, TSO entered into subscription agreements with various accredited investors (the “January 2010 Accredited Investors”) pursuant to which the January 2010 Accredited Investors purchased 59,560 shares of the Company’s common stock (the “January 2010 Subscription Shares”) for an aggregate purchase price of $280,275.

On March 1, 2010, TSO issued a 6% promissory note in the principal amount of $100,000 (the “March 2010 Note”) to an accredited investor (the “March 2010 Lender”) in consideration of $100,000.  In addition to the March 2010 Note, the March 2010 Lender also received a Common Stock Purchase Warrant to acquire 8,929 shares of common stock at an exercise price of $5.60 per share exercisable for a period of three years.  The March 2010 Note bears interest at the rate of 6% per annum.  The March 2010 Note matures on the earlier of the Company closing a financing or June 30, 2010.  The full principal amount of the note is due upon a default.

Title Starts Online, Inc.
(A Developing Stage Company)
Notes to Financial Statements
December 31, 2009 and 2008

2. ACCOUNTS RECEIVABLE RELATED PARTY:
The Company had advanced funds to companies with similar shareholders as AMP.  These unsecured advances were considered short term in nature, payable upon demand and interest free.

3. NOTE PAYABLE:
Secured promissory note payable originally due at the earlier of a closing of financing by the Company or January 28, 2010 with interest at 6%. Secured by substantially all assets of the Company.  This note was extended beyond the original due date, and $10,000 of the note balance was converted to 2,125 shares of common stock on 3/4/2010

4. SHAREHOLDER ADVANCES:
Shareholder advances are payable on demand, unsecured and do not bear interest.

5. LEASE OBLIGATION:
In December 2009 the Company began leasing operating facilities under an agreement expiring on September 30, 2011.  Future annual minimum lease payments under the agreement are $102,000 and $76,500 for the years ending December 31, 2010 and 2011, respectively.  Prior to December 2009 the Company leased office/warehouse space under terms of an operating type lease with monthly payments of $1,650.

Lease expense related to these agreements was $31,930 and $17,820 for the years ended December 31, 2009 and 2008 and $62,950 for the period from inception to December 31, 2009, respectively.

6. STOCK OPTION PLAN:
AMP granted stock options to certain shareholders and employees of the Company on February 1, 2008.  The options were set to expire on February 1, 2013 and had a grant date fair value of $64 per option. The options were to vest evenly over the three year period following the date of grant.

The Company accounted for the fair value of the options granted in accordance with Financial Accounting Standards Board Accounting Standards Codification 718-10-10.  The compensation cost charged against income for the options is $7,983 for the year ended December 31, 2009 and $17,740 for the period from inception of the plan to December 31, 2009.  The fair value of the options granted to each employee was estimated on the date of the grant using a binomial option-pricing model with the following assumptions: risk-free interest rate of 3.62%, expected volatility of stock of 20%, expected dividend yield of zero and option lives of five years.

Upon the merger with TSO, the AMP shares vested immediately and were converted to shares of TSO and the plan was effectively terminated. A summary of the status of the Company’s option plan as of December 31, 2009 and changes during the year ended December 31, 2009 is presented below.

	Weighted Average
	Options	Exercise Price
Outstanding at December 31, 2008	502	$247

Granted	-	-
Exercised	-	-
Forfeited /converted under the effective termination of the
option plan on December 28, 2009	502	-

Outstanding at December 31, 2009	-	$-

Title Starts Online, Inc.
(A Developing Stage Company)
Notes to Financial Statements
December 31, 2009 and 2008
7. RECENT PRONOUNCEMENTS:
On July 1, 2009, the FASB released the Codification becoming the single source of authoritative nongovernmental generally accepted accounting principles (GAAP) in the United States of America. The Codification is a reorganization of current GAAP into a topical format that eliminates the current GAAP hierarchy and establishes two levels of guidance — authoritative and non-authoritative. According to the FASB, all “non-grandfathered, non-SEC accounting literature” that is not included in the Codification would be considered non-authoritative. The FASB has indicated that the Codification does not change current GAAP. Instead, the proposed changes aim to (1) reduce the time and effort it takes for users to research accounting questions and (2) improve the usability of current accounting standards. The Codification is effective for interim and annual periods ending after September 15, 2009.

In December 2007, the FASB issued accounting guidance on Business Combinations defining the acquirer in a business combination as the entity that obtains control of one or more businesses in a business combination and establishes the acquisition date as the date that the acquirer achieves control. Guidance requires an acquirer to recognize the assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree at the acquisition date, measured at their fair values as of that date. It also requires the acquirer to recognize contingent consideration at the acquisition date, measured at its fair value at that date. This statement is effective for fiscal years and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. The Company adopted this guidance effective January 1, 2009.

In December 2007, the FASB issued accounting guidance on Noncontrolling Interests in Consolidated Financial Statements to improve the relevance, comparability and transparency of the financial information that a reporting entity provides in its consolidated financial statements. This guidance establishes accounting and reporting standards that require the ownership interests in subsidiaries not held by the parent to be clearly identified, labeled and presented in the consolidated statement of financial position within equity, but separate from the parent’s equity. It also requires the amount of consolidated net income attributable to the parent and to the non-controlling interest to be clearly identified and presented on the face of the consolidated statement of income. Changes in a parent’s ownership interest while the parent retains its controlling financial interest must be accounted for consistently, and when a subsidiary is deconsolidated, any retained non-controlling equity investment in the former subsidiary must be initially measured at fair value. The gain or loss on the deconsolidation of the subsidiary is measured using the fair value of any non-controlling equity investment. This guidance also requires entities to provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners. This applies prospectively to all entities that prepare consolidated financial statements and applies prospectively for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The Company adopted this guidance effective January 1, 2009 and there was no material impact on the Company’s financial statements.

In March 2008, the FASB issued accounting guidance on Disclosures about Derivative Instruments and Hedging Activities, which requires enhanced disclosures about a company’s derivative and hedging activities. This guidance is effective for fiscal years and interim periods beginning after November 15, 2008. The Company adopted this guidance effective January 1, 2009 and there was no material impact on the Company’s financial statements.

In May 2009, the FASB issued accounting guidance that establishes accounting and reporting standards for events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This guidance was effective for fiscal years and interim periods ending after June 15, 2009. The adoption of this guidance did not have any impact on the Company’s consolidated financial statements.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

On March 17, 2010 (the “Dismissal Date”), the Company advised Schumacher & Associates, Inc. (the “Former Auditor”) that it was dismissed as the Company’s independent registered public accounting firm. The decision to dismiss the Former Auditor as the Company’s independent registered public accounting firm was approved by the Company’s Board of Directors on March 17, 2010.  Except as noted in the paragraph immediately below, the reports of the Former Auditor on the Company’s consolidated financial statements for the periods commencing November 13, 2007 (inception) (the “Inception Date”) through December 31, 2007 and from the Inception Date through December 31, 2008 did not contain an adverse opinion or disclaimer of opinion, and such reports were not qualified or modified as to uncertainty, audit scope, or accounting principle.

The reports of the Former Auditor on the Company’s consolidated financial statements for the periods commencing on the Inception Date through December 31, 2007 and from the Inception Date through December 31, 2008 contained an explanatory paragraph which noted that there was substantial doubt as to the Company’s ability to continue as a going concern as the Company had negative working capital and stockholders’ deficits.

During the periods commencing on the Inception Date through December 31, 2007 and from the Inception Date through December 31, 2008 and through the Dismissal Date, the Company has not had any disagreements with the Former Auditor on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the Former Auditor’s satisfaction, would have caused them to make reference thereto in their reports on the Company’s consolidated financial statements for such years.

During the period commencing the Inception Date through December 31, 2007, the period commencing the Inception Date through December 31, 2008, and through the Dismissal Date, there were no reportable events, as defined in Item 304(a)(1)(v) of Regulation S-K.

The Company has requested that Former Auditor furnish it with a letter addressed to the Securities and Exchange Commission stating whether it agrees with the above statements. A copy of this letter is incorporated by reference to this Form 10K as Exhibit 16.1

On March 18, 2010 (the “Engagement Date”), the Company engaged Clark Schaefer Hackett & Company (“New Auditor”) as its independent registered public accounting firm for the Company’s fiscal year ended December 31, 2009. The decision to engage the New Auditor as the Company’s independent registered public accounting firm was approved by the Company’s Board of Directors.

During the two most recent fiscal years and through the Engagement Date, the Company has not consulted with the New Auditor regarding either:

1.
application of accounting principles to any specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s financial statements, and neither a written report was provided to the Company nor oral advice was provided that the New Auditor concluded was an important factor considered by the Company in reaching a decision as to the accounting, auditing or financial reporting issue; or

2.
any matter that was either the subject of a disagreement (as defined in Regulation S-K, Item 304(a)(1)(iv) and the related instructions) or reportable event (as defined in Regulation S-K, Item 304(a)(1)(v)).

Item 9A. Controls and Procedures

As of the end of the period covered by this Annual Report, our sole officer and director performed an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on the evaluation and the identification of the material weaknesses in internal control over financial reporting described below, our sole officer and director concluded that, as of December 31, 2009, the Company's disclosure controls and procedures were not effective.

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

Stephen S. Burns, a director and our Chief Executive Officer, Chief Financial Officer, Treasurer and Secretary has conducted an assessment of our internal control over financial reporting as of December 31, 2009.  Management's assessment of internal control over financial reporting was conducted using the criteria in Internal  Control  over  Financial  Reporting  -  Guidance  for  Smaller  Public Companies  issued by the Committee of Sponsoring  Organizations  of the Treadway Commission ("COSO").

A material weakness is a deficiency, or a combination of deficiencies, in internal  control  over  financial  reporting,  such that there is a  reasonable possibility  that a material  misstatement  of the  Company's  annual or interim financial  statements  will not be prevented or detected on a timely  basis.  In connection with  management's  assessment of our internal control over financial reporting as required  under Section 404 of the  Sarbanes-Oxley  Act of 2002, we identified  the  following  material  weaknesses  in our  internal  control over financial reporting as of December 31, 2009:

1.           The Company has not established adequate financial reporting monitoring activities to mitigate the risk of management override, specifically because there are few employees and only one officer with management functions and therefore there is lack of segregation of duties.  In addition, the Company has installed accounting software that does not prevent erroneous or unauthorized changes to previous reporting periods and does not provide an adequate audit trail of entries made in the accounting software.  However, although our controls are not effective, these significant weaknesses did not result in any material misstatements in our financial statements.

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

Because of the material weaknesses noted above, management has concluded that we did not maintain effective internal control over financial reporting as of December 31, 2009, based on Internal Control over Financial Reporting - Guidance for Smaller Public Companies issued by COSO.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fourth quarter ended December 31, 2009 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors and Executive Officers and Corporate Governance

The officers and director of the Company are as follows:

Name	Age	Position
Stephen S. Burns	50	Director and Chief Executive Officer, Chief Financial Officer, Treasurer and Secretary

Maggie M. Moran	35	Director

Officers are elected annually by the Board of Directors (subject to the terms of any employment agreement), at its annual meeting, to hold such office until an officer’s successor has been duly appointed and qualified, unless an officer sooner dies, resigns or is removed by the Board.

Our officers and directors have not been the subject of any order, judgment, or decree of any court of competent jurisdiction, or any regulatory agency permanently or temporarily enjoining, barring, suspending or otherwise limiting them from acting as an investment advisor, underwriter, broker or dealer in the securities industry, or as an affiliated person, director or employee of an investment company, bank, savings and loan association, or insurance company or from engaging in or continuing any conduct or practice in connection with any such activity or in connection with the purchase or sale of any securities.

Our officers and directors have not been convicted in any criminal proceeding (excluding traffic violations) and are not the subject of any criminal proceedings which are currently pending.

Background of Executive Officers and Directors

Stephen S. Burns, Director and Chief Executive Officer, Chief Financial Officer, Treasurer and Secretary

Mr. Burns is a Co-Founder in AMP and has served as AMP’s CEO since inception.  Mr. Burns was appointed as CEO, CFO, Treasurer and Secretary of the Company on December 28, 2009.  Mr. Burns had founded several companies, most recently iTookThisOnMyPhone.com, a mobile photo and video-sharing technology company, MobileVoiceControl, Inc. a developer of high-end speech recognition software for smartphones sold to Nuance Communications (NASDAQ:NUAN), Inc. in 2006, AskMeNow [OTC:AKMN] a mobile search and information delivery system sold to Ocean West Holdings in 2005, PocketScript, the leading mobile electronic prescription system in the world which was sold to ZixCorp [NASDAQ:ZIXI] in 2002, Over The Line/AdLink, sold to Gannett Co. Inc. (NYSE:GCI) in 1994 and the design and development of Suspension Parameter Measurement Machines.

Maggie M. Moran, Director

Ms. Moran has been appointed to the Board of Directors of the Company subject to the filing and mailing of a Schedule 14f information statement.  Ms. Moran, from 2006 through 2008, served in the Office of the Governor as Deputy Chief of Staff to Gov. Jon. S. Corzine and from 2005 to 2006 as the Senior Advisor – Director, Executive Search for the then Governor-Elect Jon S. Corzine Transition Team.  From 2002 to 2005, Ms. Moran served as the Chief of Staff to the United States Senate, Office of US Senator Jon S. Corzine.  Ms. Moran received a BA – Political Science from Douglass College, Rutgers University in 1996 and a Mini MBA Business Essentials Certificate from Graduate School of Business, Rutgers University in 2003.  Ms. Moran serves as an Adjunct Professor at the Eagleton Institute of Politics at Rutgers University.

CORPORATE GOVERNANCE

Committees

We intend to appoint an audit committee. Accordingly, we will designate a director as an "audit committee financial expert", as that term is defined in the rules of the Securities and Exchange Commission.

The Board of Directors does not have a standing nominating committee. Nominations for election to the Board of Directors may be made by the Board of Directors or by any shareholder entitled to vote for the election of directors in accordance with our bylaws and Nevada law.

Meetings may be held from time to time to consider matters for which approval of our Board of Directors is desirable or is required by law.

Code of Ethics

We have not adopted a corporate code of ethics at this time, however we expect to within 60 days of the date hereof

Item 11. Executive Compensation

The following summary compensation table sets out details of compensation paid to (a) our principal executive officer; (b) each of our two most highly compensated executive officers who served as executive officers during the fiscal year ended December 31, 2009; and (c) up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the fiscal year ended December 31, 2009, except that no disclosure is provided for any named executive officer, other than our principal executive officer, whose total compensation did not exceed $100,000 for the fiscal year ended December 31, 2009:

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Stock Options ($)	Non-equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Stephen S. Burns	2009	$0	0	0	0	0	0	0	0
Chief Executive	2008	$0	0	0	0	0	0	0	0
Officer and Director

Tim Wieck (1)	2009	$150,000	0	0	0	0	0	0	150,000
	2008	$150,000	0	0	0	0	0	0	150,000

Richard East (1)	2009	$117,000	0	0	0	0	0	0	117,000
	2008	$150,000	0	0	0	0	0	0	150,000

(1)	Serve as engineers for Advanced Mechanical Products, Inc., our wholly owned subsidiary.

Outstanding Equity Awards at Fiscal Year-End

As of December 31, 2009, AMP did not have any equity awards outstanding.

DIRECTOR COMPENSATION

The Directors of AMP have not received compensation for rendering services as directors of AMP since inception.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information, as of March 29, 2010 with respect to the beneficial ownership of the outstanding common stock by (i) any holder of more than five (5%) percent; (ii) each of the Company’s executive officers and directors; and (iii) the Company’s directors and executive officers as a group. Except as otherwise indicated, each of the stockholders listed below has sole voting and investment power over the shares beneficially owned.

Name of Beneficial Owner (1)	Common Stock Beneficially Owned	Percentage of Common Stock (2)
Stephen S. Burns*	324,398	23.4%

Maggie M. Moran* (3)	5,357	**

John J. Kuntz	192,692	13.9%
Mickey W. Kowitz	134,301	9.7%
H. Kimberly Lukens Advanced Mechanical Products, Inc. Subchapter S. Trust***	105,105	7.6%
Gerald Wolken	105,105	7.6%
Charles E. Allen	91,480	6.6%

All officers and directors as a group (2 persons)	329,755	23.7%

*Executive officer and/or director of the Company.

 ** Less than 1%

*** H. Kimberly Lukens is the trustee of the H. Kimberly Lukens Advanced Mechanical Products, Inc. Subchapter S. Trust.

(1)	Except as otherwise indicated, the address of each beneficial owner is c/o Advanced Mechanical Products, Inc., 4540 Alpine Road, Blue Ash, Ohio 45242.

(2) (3)
Applicable percentage ownership is based on 1,386,225 shares of common stock outstanding as of March 29, 2010, together with securities exercisable or convertible into shares of common stock within 60 days of March 29, 2010 for each stockholder.  Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities.  Shares of common stock that are currently exercisable or exercisable within 60 days of March 29, 2010 are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

On January 13, 2010, the Company entered into a letter agreement with Maggie Moran, a director of the Company, The Company has agreed to issue Ms. Moran an option to acquire 23,214 shares of common stock for five years exercisable at $5.60 per share.  The options vest at 5,357 upon Ms. Moran executing her letter of appointment and 3,571 every six months thereafter.

Equity Plan Compensation Information

The Company does not currently have a stock option plan or other form of equity plan.

Item 13. Certain Relationships and Related Transactions, Director Independence

On December 29, 2009, subsequent to the acquisition of AMP, the Company entered into an Agreement and Release with Mark DeFoor, a significant shareholder of the Company, pursuant to which Mr. DeFoor agreed to return 3,105,000 shares of common stock of the Company to the Company for cancellation and has provided a full release of the Company in consideration of the transfer of all securities of Title Starts of Kansas City, LLC, the Company’s former wholly owned subsidiary, and all assets relating to the online abstract business.

Item 14. Principal Accounting Fees and Services

The total fees charged to the Company for audit and review services by Clark Schaefer Hackett & Company, the Company's independent registered public accounting firm, were $11,700 during the year ended December 31, 2009. The Company incurred fees of $3,300 for tax or other services for the year ended December 31, 2009.

The current policy of the directors, acting as the audit committee, is to approve the appointment of the principal auditing firm and any permissible audit-related services. The audit and audit-related fees were not approved by specific Board action in 2009.

PART IV

Item 15. Exhibits, Financial Statement Schedules

The Company’s financial statements filed as part of this report are listed in the Table of Contents and provided in response to Item 8.

Exhibits required by Item 601 of Regulation S-K:

Exhibit No.	Description

3.1	Certificate of Designation for Series A Preferred Stock (1)

4.1	Form of Subscription Agreement by and between Title Starts Online, Inc. and the January 2010 Accredited Investors (2)

4.1	6% Promissory Note issued by Title Starts Online, Inc. on March 1, 2010 (3)

4.1	Form of Subscription Agreement by and between Title Starts Online, Inc. and the March 2010 Accredited Investors (4)

10.1	Share Exchange Agreement dated as of December 28, 2009 by and among Advanced Mechanical Products, Inc., the shareholders of Advanced Mechanical Products, Inc. and Title Starts Online, Inc. (1)

10.2	Agreement and Release between Title Starts Online, Inc. and Mark DeFoor dated December 29, 2009 (1)

10.3	Conversion Agreement between Title Starts Online, Inc. and Bowden Transportation, Inc. dated December 28, 2009 (1)

10.4	Conversion Agreement between Title Starts Online, Inc. and Han Solutions II, LLC dated December 28, 2009 (1)

10.5	Conversion Agreement between Title Starts Online, Inc. and Ziu Zhang dated December 28, 2009 (1)

16.1	Letter from Schumacher & Associates, Inc. (5)

21.1	List of Subsidiaries(1)

31.1	Certification of Chief Executive and Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on January 4, 2010.
(2)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on February 4, 2010.
(3)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on March 4, 2010.
(4)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on March 17, 2010.
(5)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on March 18, 2010.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

TITLE STARTS ONLINE, INC.

Dated: March 31, 2010	By:	/s/ Stephen S. Burns
Name: Stephen Burns
Title: Chief Executive Officer, Chief Financial Officer, Treasurer, Secretary and Director