Form 10-K/A
period 2009-12-31
Title Starts Online, Inc.
filed 2010-04-19
CIK 1425287

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

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

As directed by Section 404 of the Sarbanes-Oxley Act of 2002 ("SOX 404"), the Securities and Exchange Commission adopted rules requiring smaller reporting companies, such as our company, to include a report of management on the company's internal controls over financial reporting in their annual reports for fiscal years ending on or after December 15, 2007.  We will be required to include the management report in the annual report for the year ending December 31, 2009 In addition, for our fiscal year ending December 31, 2010 the independent registered public accounting firm auditing our financial statements must also attest to and report on management's assessment of the effectiveness of our internal controls over financial reporting as well as the operating effectiveness of our internal controls. In the event we are unable to receive a positive attestation from our independent auditors with respect to our internal controls, investors and others may lose confidence in the reliability of our financial statements and our ability to obtain financing as needed could suffer.

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

On December 28, 2009, the Company assumed a Services Agreement entered between AMP and Pharmacy Management Services pursuant to which the Company issued Pharmacy Management Strategies LLC a common stock purchase warrant to acquire 35,714  shares of common stock at $5.60 per share for a term of five years.  Half of the shares of common stock issuable under this warrant vested immediately and the balance shall vest one year from the date of the agreement.

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

From January 7, 2010 to March 4, 2010, the Company entered into subscription agreements with various accredited investors pursuant to which the investors purchased 72,308 shares of the Company’s common stock for an aggregate purchase price of $340,275.

On February 2, 2010, the Company compensated John Carris Investments LLC, as placement agent (“JCI”), for assisting in the sale of common stock by issuing JCI a common stock purchase warrant to purchase 15,943  shares of the Company’s common stock at an exercise price of $4.70588 per share.

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

On March 15, 2010, the Company entered into subscription agreements with two accredited investors pursuant to which the investors purchased 44,643 shares of the Company’s common stock for an aggregate purchase price of $250,000.  On April 7, 2010, the Company entered into subscription agreements with two accredited investors pursuant to which they purchased 14,286 shares of the Company’s common stock for an aggregate purchase price of $80,000.  On April 12, 2010, the Company entered into subscription agreements with one accredited investor pursuant to which he purchased 4,464 shares of the Company’s common stock for an aggregate purchase price of $25,000.

The Company compensated JCI for assisting in the sale of common stock with the issuance of a common stock purchase warrant to purchase 5,893 shares of the Company’s common stock at an exercise price of $5.60 per share in connection with the above offering.

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

Net loss.  Net loss for the years ended December 31, 2009 and 2008 were $1,524,923 and $1,383,884, respectively.

Liquidity and Capital Resources

As of December 31, 2009, we had current assets of $13,688 including cash of $0 and current liabilities of $583,406. As of December 31, 2008, we had current assets of $79,584 including cash of $58,303 and current liabilities of $224,147.

Operating Activities

Our operating activities from continuing operations resulted in a net cash used by operations of $1,240,975  for the year ended December 31, 2009 compared to net cash used by operations of $1,037,159 for the year ended December 31, 2008. The net cash used by operations for the year ended December 31, 2009 reflects a net loss of $1,524,923 offset by depreciation of $34,864, customer deposits of $96,000, account payables of $157,736  and other minor factors. The net cash used by operations for the year ended December 31, 2008 reflects a net loss of $1,383,884 offset by depreciation of $61,171, account payables of $224,147, advertising of $50,000 and other minor factors.

Investing Activities

Our investing activities resulted in a net cash inflow of $8,649 for the year ended December 31, 2009 compared to a net cash inflow of $8,433 for the year ended December 31, 2008. Cash used in investing activities principally represents capital expenditures offset by proceeds from the sale of assets and repayments of an advance to a related party.

Financing Activities

Our financing activities resulted in a cash inflow of $1,174,023  for the year ended December 31, 2009 and $825,000 for the year ended December 31, 2008, which principally represents issuance of common and preferred stock

Presently, due to the lack of revenue we are not able to meet our operating and capital expenses. There is doubt about our ability to continue as a going concern, as the continuation of our business is dependent upon successful roll out of our products and maintaining a break even or profitable level of operations. We have incurred operating losses since inception, and this is likely to continue through the fiscal year ending December 31, 2010.

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

Cincinnati, Ohio
March 31, 2010

Title Starts Online, Inc.
(A Developing Stage Company)
Balance Sheets
December 31, 2009 and 2008

	2009	2008
Assets

Current assets:
Cash in bank	$-	$58,303
Accounts receivable, related party	-	17,131
Deposit	8,500	1,650
Prepaid expenses	5,188	2,500
	13,688	79,584
Property, plant and equipment:
Software	5,325	5,325
Equipment	118,426	118,426
Automobile prototypes	56,366	61,284
	180,117	185,035
Less accumulated depreciation	114,111	95,744
	66,006	89,291

	$79,694	$168,875

Liabilities and Stockholders' Equity (Deficit)

Current liabilities:
Cash overdraft	$2,523	$-
Accounts payable	381,883	224,147
Customer Deposits	96,000	-
Note payable	60,000	-
Shareholder advances	43,000	-
	583,406	224,147

Commitments and contingencies	-	-

Stockholders' equity (deficit):
Series A preferred stock, par value of $.001 per share 75,000,000 shares authorized, 8,375 shares issued and outstanding at
December 31, 2009	8	-
Common stock, par value of $.001 per share 425,000,000 shares authorized, 1,269,274 shares issued and outstanding at
December 31, 2009, without par 10,000 shares authorized,
5,302.5 shares issued and outstanding at December 31, 2008	1,270	1,784,757
Additional paid in capital	2,859,962	-
Accumulated deficit during the development stage	(3,364,952)	(1,840,029)
	(503,712)	(55,272)

	$79,694	$168,875

Title Starts Online, Inc.
(A Developing Stage Company)
Statements of Operations
For the Years Ended December 31, 2009 and 2008
and the Period From Inception,
February 20, 2007 to December 31, 2009

	Year Ended December 31, 2009	Year Ended December 31, 2008	Since Date of Inception, February 20, 2007 to December 31, 2009

Sales	$-	$-	$-

Expenses:
Payroll and payroll taxes	710,216	389,508	1,340,436
Employee benefits	82,376	37,779	141,572
Employee travel and lodging	50,191	36,425	90,503
Employee meals and entertainment	3,064	3,262	7,187
Batteries and motors and supplies	301,797	320,972	643,538
Legal and professional	136,145	311,408	513,968
Advertising, public relations and travel	65,152	182,940	282,840
Depreciation	34,864	61,171	130,608
Rent expense	31,930	17,820	62,950
Insurance expense	30,751	6,993	42,234
Network access charges	4,865	953	7,400
Bank service charges	736	1,377	2,656
Utilities	22,954	8,677	34,528
Employee relocation	-	-	10,000
Engineering temporary labor	20,223	-	20,223
Facilities, repairs & maintenance	22,358	-	22,358
Freight and other	10,398	4,599	15,048
	1,528,020	1,383,884	3,368,049
Net loss from operations during the
development stage	(1,528,020)	(1,383,884)	(3,368,049)

Other income:
Gain on sale of assets	3,097	-	3,097

Net loss during the development stage	$(1,524,923)	$(1,383,884)	$(3,364,952)

Basic loss per share	$(86.86)	$(285.66)	$(454.78)

Weighted average number of common
shares outstanding	17,555	4,844	7,399

Title Starts Online, Inc.
(A Developing Stage Company)
Statement of Stockholders’ Equity
From Inception, February 20, 2007
to December 31, 2009

						Accumulated
			Series A			Deficit
	Common Stock		Preferred Stock		Additional	During the	Total
	Number		Number		Paid-in	Development	Stockholders'
	of Shares	Amount	of Shares	Amount	Capital	Stage	Equity

Beginning capital - inception	-	$-	-	-	-	-	-

Issuance of common stock, and fulfillment
of stock subscriptions receivable	515	900,000	-	-	-	-	900,000
Net loss from operations, period of inception, February 20, 2007 to December 31, 2007	-	-	-	-	-	(456,145)	(456,145)
	515	$900,000	-	-	-	(456,145)	443,855
Issuance of common stock, and fulfillment of stock subscriptions receivable	308	875,000	-	-	-	-	875,000
March 10, 2008 stock dividend	4,480	-	-	-	-	-	-
Share based compensation for the year ended December 31, 2008	-	9,757	-	-	-	-	9,757
Net loss from operations, year ended December 31, 2008	-	-	-	-	-	(1,383,884)	(1,383,884)
	5,302.5	$1,784,757	-	-	-	(1,840,029)	(55,272)
January 1, 2009 stock re-pricing agreement	1,287.5	-	-	-	-	-	-
Issuance of common stock, and fulfillment of stock subscriptions receivable	12,015	753,511	-	-	49,989	-	803,500
Share based compensation to December 28, 2009	-	7,983	-	-	-	-	7,983
Shares issued out of stock option plan on December 31, 2008	230	-	-	-	-	-	-
Net effect of purchase accounting adjustments	1,250,439	(2,544,981)	-	-	2,544,981	-	-
Conversion of convertible notes	-	-	8,375	8	264,992	-	265,000
Net loss from operations, year ended December 31, 2009	-	-	-	-	-	(1,524,923)	(1,524,923)
	1,269,274	$1,270	8,375	$8	2,859,962	(3,364,952)	(503,712)

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

Title Starts Online, Inc.
(A Developing Stage Company)
Statements of Cash Flows
For the Years Ended December 31, 2009 and 2008
and the Period From Inception,
February 20, 2007 to December 31, 2009

	Year Ended December 31, 2009	Year Ended December 31, 2008	Since Date of Inception, February 20, 2007 to December 31, 2009

Cash flows from operating activities:
Net loss during the development stage	$(1,524,923)	$(1,383,884)	$(3,364,952)
Adjustments to reconcile net loss from operations
to cash used by operations:
Depreciation	34,864	61,171	130,608
Gain on sale of asset	(3,097)	-	(3,097)
Share based compensation	7,983	9,757	17,740
Advertising	-	50,000	50,000
Effects of changes in operating assets and liabilities:
Prepaid expenses and deposit	(9,538)	1,650	(13,688)
Customer deposits	96,000	-	96,000
Accounts payable	157,736	224,147	381,883

Net cash used by operations	(1,240,975)	(1,037,159)	(2,705,506)

Cash flows from investing activities:
Capital expenditures	(25,482)	-	(149,233)
Proceeds on sale of assets	17,000	-	17,000
Advance to related party	17,131	8,433	-

Net cash provided (used) by investing activities	8,649	8,433	(132,233)

Cash flows from financing activities:
Cash overdraft	2,523	-	2,523
Proceeds from note payable	60,000	-	60,000
Shareholder advances	43,000	-	43,000
Issuance of common and preferred stock	1,068,500	825,000	2,732,216

Net cash provided by financing activities	1,174,023	825,000	2,837,739

Change in cash	(58,303)	(203,726)	-
Cash at inception, February 20, 2007	-	-	-
Cash at December 31, 2007	-	262,029	-
Cash at December 31, 2008	58,303	$58,303
Cash at December 31, 2009	$-		$-

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

The Company has continued to raise capital since the merger and has raised $615,275 less offering costs of $124,700 since December 31, 2009 through the date of these financial statements. Management believes the proceeds from these offerings, future offerings, and the Company’s anticipated revenue provides an opportunity for the Company to continue as a going concern.  If additional funding is required, the Company plans to obtain working capital from either equity financing from the sale of common and/or preferred stock.

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

Capital stock
Preferred Stock - The Company has authorized 75,000,000 shares of preferred stock with a par value of $.001 per share (the Series A Stock). These shares may be issued in series with such rights and preferences as may be determined by the Board of Directors. The Series A Stock is convertible, at any time at the option of the holder, into common shares of the Company based on a conversion price of $4.70588 per share.  The holders of the Series A Stock are not entitled to convert the Series A Stock and receive shares of common stock such that the number of shares of common stock held by them in the aggregate and their affiliates after such conversion or exercise does not exceed 4.99% of the then issued and outstanding shares of common stock.  The Series A Stock has voting rights on an as converted basis, does not pay dividends, and does not provide any liquidation rights.

Common Stock - The Company has authorized 425,000,000 shares of common stock with a par value of $.001 per share.

There were no stock subscriptions receivable at December 31, 2009 or 2008.

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

From January 7, 2010 to March 31, 2010, TSO entered into subscription agreements with various accredited investors who purchased 116,951 shares of the Company’s common stock and 625 shares of Series A preferred stock for an aggregate purchase price of $615,275 less offering costs of $124,700.

On January 13, 2010, the Company entered into an agreement appointing a director of the Company. The Company has agreed to pay the director $40,000 per year and issued an option to purchase 23,214 shares of common stock over five years with an exercise price of $5.60 per share.  The options vest at 5,357 upon execution of the letter of appointment and 3,571 every six months thereafter.  The compensation expense to be recorded in future periods associated with these options has not been determined as of the date of these financial statements.

On February 2, 2010, the Company compensated John Carris Investments LLC, as placement agent (“JCI”), for assisting in the sale of common stock by issuing JCI a common stock purchase warrant to purchase 15,943 shares of the Company’s common stock at an exercise price of $4.70 per share. On March 15, 2010, the Company compensated JCI for assisting in the sale of common stock with the issuance of a common stock purchase warrant to purchase 4,464 shares of the Company’s common stock at an exercise price of $5.60 per share.  With the issuance of these warrants, total purchase warrants outstanding at the date of these financial statements are as follows:

Date Issued	Shares	Exercise Price	Vested	Vesting Period	Expiration
December 29, 2009	35,714	$5.6	17,857	5 years	December 2014
February 2, 2010	15,943	4.7	15,943	-	February 2015
March 15, 2010	4,464	5.6	4,464	-	March 2015

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

3. NOTE PAYABLE:
Secured promissory note payable originally due at the earlier of a closing of financing by the Company or January 28, 2010 with interest at 6%. Secured by substantially all assets of the Company.  This note was extended beyond the original due date, and $10,000 of the note balance was converted to 2,125 shares of common stock on March 4, 2010

4. SHAREHOLDER ADVANCES:
Shareholder advances are unsecured, originally due at the earlier of a closing of financing by the Company or November 30, 2010 with interest at 3%.

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

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Stock Options ($)	Non-equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Stephen S. Burns	2009	$25,000	0	0	0	0	0	0	25,000
Chief Executive	2008	$0	0	0	0	0	0	0	0
Officer and Director

Tim Wieck (1)	2009	$150,000	0	0	1,770	0	0	0	151,770
	2008	$150,000	0	0	2,164	0	0	0	152,164

Richard East (1)	2009	$117,000	0	0	1,770	0	0	0	118,770
	2008	$150,000	0	0	2,164	0	0	0	152,164

(1)	Serve as engineers for Advanced Mechanical Products, Inc., our wholly owned subsidiary.

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

(3)	On January 13, 2010, the Company entered into a letter agreement with Maggie Moran, a director of the Company, The Company has agreed to issue Ms. Moran an option to acquire 23,214 shares of common stock for five years exercisable at $5.60 per share. The options vest at 5,357 upon Ms. Moran executing her letter of appointment and 3,571 every six months thereafter.

Equity Plan Compensation Information

The Company does not currently have a stock option plan or other form of equity plan.

Item 13. Certain Relationships and Related Transactions, Director Independence

None

Item 14. Principal Accounting Fees and Services

The total fees charged to the Company for audit and review services by Clark Schaefer Hackett & Company, the Company's independent registered public accounting firm, were $11,700 during the year ended December 31, 2009. The Company incurred fees of $3,300 for tax or other services for the year ended December 31, 2009.

The current policy of the directors, acting as the audit committee, is to approve the appointment of the principal auditing firm and any permissible audit-related services. The audit and audit-related fees were approved by Stephen Burns, Chief Executive Officer, Chief Financial Officer, Treasurer, Secretary and Director.

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

TITLE STARTS ONLINE, INC.

Dated: April 15, 2010	By:	/s/ Stephen S. Burns
Name: Stephen Burns
Title: Chief Executive Officer, Chief Financial Officer, Treasurer, Secretary and Director