Form 10-Q
period 2010-03-31
Title Starts Online, Inc.
filed 2010-05-20
CIK 1425287

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file number: 000-53704

TITLE STARTS ONLINE, INC.
(Exact name of registrant as specified in its charter)

Nevada	26-1394771
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4540 Alpine Road, Blue Ash, Ohio  45242
(Address of principal executive offices) (Zip Code)

513-297-3640
Registrant’s telephone number, including area code)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒ No 

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $0.001 par value per share	1,445,493
(Class)	(Outstanding at May 19, 2010)

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements
TITLE STARTS ONLINE, INC.
(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED BALANCE SHEETS

	March 31, 2010	December 31, 2009
	(Unaudited)
Assets

Current assets:
Cash in bank	$58,677	$-
Deposit	8,500	8,500
Prepaid expenses	-	5,188
	67,177	13,688
Property, plant and equipment:
Software	5,325	5,325
Equipment	118,426	118,426
Automobile prototypes	29,884	56,366
	153,635	180,117
Less accumulated depreciation	116,453	114,111
	37,182	66,006

	$104,359	$79,694

Liabilities and Stockholders' Equity (Deficit)

Current liabilities:
Cash overdraft	$-	$2,523
Accounts payable	720,344	381,883
Customer Deposits	96,000	96,000
Notes payable	150,000	60,000
Shareholder advances	43,000	43,000
	1,009,344	583,406

Commitments and contingencies	-	-

Stockholders' equity (deficit):
Series A preferred stock, par value of $.001 per share
75,000,000 shares authorized, 9,000 shares issued and
outstanding at March 31, 2010 and 8,375 shares issued
and outstanding at December 31, 2009	9	8
Common stock, par value of $.001 per share 425,000,000
shares authorized, 1,388,350 shares issued and
outstanding at March 31, 2010 and 1,269,274 shares
issued and outstanding at December 31, 2009	1,389	1,270
Additional paid in capital	3,352,221	2,859,962
Accumulated deficit during the development stage	(4,258,604)	(3,364,952)
	(904,985)	(503,712)

	$104,359	$79,694

TITLE STARTS ONLINE, INC.
(A DEVELOPMENT STAGE COMPANY)
 CONSOLIDATED STATEMENT OF OPERATIONS

(UNAUDITED)

	Quarter Ended March 31, 2010	Quarter Ended March 31, 2009	Since Date of Inception, February 20, 2007 to March 31, 2010
	(Unaudited)	(Unaudited)	(Unaudited)

Sales	$-	$-	$-

Expenses:
Payroll and payroll taxes	277,226	137,840	1,617,662
Employee benefits	22,332	15,846	163,904
Employee travel and lodging	8,036	5,320	98,539
Employee meals and entertainment	3,624	183	10,811
Batteries and motors and supplies	145,239	21,213	788,777
Legal and professional	122,769	36,799	636,737
Advertising, public relations and travel	37,291	9,459	320,131
Depreciation	8,961	9,177	139,569
Rent expense	24,085	8,580	87,035
Insurance expense	17,249	-	59,483
Network access charges	1,878	852	9,278
Bank service charges	339	4	2,995
Utilities	10,240	3,850	44,768
Employee relocation	-	-	10,000
Consulting	115,262	-	115,262
Engineering temporary labor	73,497	-	93,720
Facilities, repairs & maintenance	9,537	9,820	31,895
Interest	3,778	-	3,778
Freight and other	4,446	249	19,494
	885,789	259,192	4,253,838
Net loss from operations during the
development stage	(885,789)	(259,192)	(4,253,838)

Other income (loss):
Gain (Loss) on sale of assets	(7,863)	2,097	(4,766)

Net loss during the development stage	$(893,652)	$(257,095)	$(4,258,604)

Basic loss per share	$(0.67)	$(47.09)	$(342.95)

Weighted average number of common
shares outstanding	1,333,275	5,460	12,418

TITLE STARTS ONLINE, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Quarter Ended March 31, 2010	Quarter Ended March 31, 2009	Since Date of Inception, February 20, 2007 to March 31, 2010
	(Unaudited)	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net loss during the development stage	$(893,652)	$(257,095)	$(4,258,604)
Adjustments to reconcile net loss from operations
to cash used by operations:
Depreciation	8,961	9,177	139,569
Loss (Gain) on sale of assets	7,863	(2,097)	4,766
Share based compensation	-	-	17,740
Advertising	-	-	50,000
Effects of changes in operating assets and liabilities:
Prepaid expenses and deposit	5,188	-	(8,500)
Customer deposits	-	-	96,000
Accounts payable	338,461	(5,721)	720,344

Net cash used by operations	(533,179)	(255,736)	(3,238,685)

Cash flows from investing activities:
Capital expenditures	-	-	(149,233)
Proceeds on sale of assets	12,000	16,000	29,000
Advance to related party	-	1,980	-

Net cash provided (used) by investing activities	12,000	17,980	(120,233)

Cash flows from financing activities:
Cash overdraft	(2,523)	16,953	-
Proceeds from notes payable	100,000	-	160,000
Shareholder advances	-	12,500	43,000
Issuance of common and preferred stock	482,379	150,000	3,214,595

Net cash provided by financing activities	579,856	179,453	3,417,595

Change in cash	58,677	(58,303)	58,677
Cash at inception, February 20, 2007			-
Cash at December 31, 2008		58,303
Cash at March 31, 2009		$-
Cash at December 31, 2009	-
Cash at March 31, 2010	$58,677		$58,677

Supplemental disclosure of non-cash activities:
Vehicles valued at $61,284 were contributed as consideration for issuance of common stock during the period from inception, February 20, 2007, to December 31, 2007.
Consulting services valued at $50,000 were accepted as consideration for issuance of common stock on October 1, 2008.
On March 4, 2010 a note payable of $10,000 was converted to 2,125 shares of common stock.

Title Starts Online, Inc.
(A Developing Stage Company)
Notes to Financial Statements
(Unaudited)

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

AMP, a developing stage company, is a technology-driven business that delivers a full-performance, all electric, power train for passenger vehicles.  Operating with three specific approaches, the Company converts existing internal combustion engine based vehicles to AMP designed and manufactured all electric powertrains, provides original equipment manufacturers (OEM’s) with AMP designed and manufactured modular electric components, and provides electric powertrain engineering and consulting services to end-users.  For the immediate future, the Company is concentrating on the first approach, conversions. The Company has not recorded revenue since inception in February 2007, and is developing its operations through a sale, design and manufacturing facility located in Cincinnati, Ohio.

The primary product and service being developed and marketed by the Company is centered on an all electric power train for passenger vehicles.  Management believes there are significant opportunities for sales of their products and services and a potential for obtaining sizable market share.  There have been no sales of the product or services from the inception of the Company, February 20, 2007, to March 31, 2010.

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

Basis of presentation
The financial statements have been prepared on a going concern basis, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has no revenues and has negative working capital and stockholders’ deficits. These conditions raise substantial doubt about the ability of the Company to continue as a going concern.

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

The Company has continued to raise capital since the merger and has raised $320,000 less offering costs of $32,000 since March 31, 2010 through the date of these financial statements. Management believes the proceeds from these offerings, future offerings, and the Company’s anticipated revenue provides an opportunity for the Company to continue as a going concern.  If additional funding is required, the Company plans to obtain working capital from either equity financing from the sale of common and/or preferred stock.

Use of estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

Financial instruments
The carrying amounts of financial instruments including cash, accounts receivable, cash overdraft, accounts payable and short-term debt approximate fair value because of the relatively short maturity of these instruments.

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

Advertising
Advertising and public relation costs are charged to operations when incurred.  Advertising and public relation expense was approximately $69,000 and $8,000 for the quarters ended March 31, 2010 and 2009 and $310,500 for the period from inception to March 31, 2010, respectively.

Income taxes
With the consent of its shareholders, at the date of inception, AMP elected under the Internal Revenue Code to be taxed as an S corporation. Since shareholders of an S corporation are taxed on their proportionate share of the Company’s taxable income, an S corporation is generally not subject to either federal or state income taxes at the corporate level.  On December 28, 2009 pursuant to the merger transaction with TSO, Inc. the company revoked its election to be taxed as an S-corporation.  As minimal activity occurred from the date of this merger to March 31, 2010, no provision or liability for federal or state income taxes has been included in the financial statements.  TSO had not filed income tax returns during its period as a shell company.

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

Research and development costs
The Company expenses research and development costs as they are incurred.  Research and development expense incurred was approximately $465,000 and $205,000 for the quarters ended March 31, 2010 and 2009 and $2,624,000 for the period from inception to March 31, 2010, respectively, consisting of consulting, payroll, payroll taxes, engineering temporaries, purchased supplies, legal fees, parts and small tools.

Basic loss per share
Basic loss per share is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period.  At March 31, 2010 and 2009, the Company had no stock equivalents that were anti-dilutive and excluded in the earnings per share computation.

Subsequent events
The Company evaluates events and transactions occurring subsequent to the date of the financial statements for matters requiring recognition or disclosure in the financial statements.

Between April 7, 2010 to May 6, 2010, TSO entered into subscription agreements with various accredited investors who purchased 57,143 shares of the Company’s common stock for an aggregate purchase price of $320,000 less offering costs of $32,000.

Between April 16, 2010 to May 6, 2010, the Company compensated John Carris Investments LLC, as placement agent (“JCI”), for assisting in the sale of common stock by issuing JCI a common stock purchase warrant to purchase 5,090 shares of the Company’s common stock at an exercise price of $5.60 per share. With the issuance of these warrants, total purchase warrants outstanding at the date of these financial statements are as follows:

Date Issued	Shares	Exercise Price	Vested	Vesting Period	Expiration
April 16, 2010	2,679	5.60	2,679	-	April 2015
April 23, 2010	1,786	5.60	1,786	-	April 2015
May 6, 2010	625	5.60	625	-	May 2015

2. ACCOUNTS RECEIVABLE RELATED PARTY:
The Company had advanced funds to companies with similar shareholders as AMP.  These unsecured advances were considered short term in nature, payable upon demand and interest free.

3. NOTES PAYABLE:
Secured promissory note payable originally due at the earlier of a closing of financing by the Company or January 28, 2010 with interest at 6%. Secured by substantially all assets of the Company.  This note was extended beyond the original due date, and $10,000 of the note balance was converted to 2,125 shares of common stock on March 4, 2010.

On March 1, 2010, TSO issued a 6% promissory note in the principal amount of $100,000 (the “March 2010 Note”) to an accredited investor (the “March 2010 Lender”) in consideration of $100,000. In addition to the March 2010 Note, the March 2010 Lender also received a Common Stock Purchase Warrant to acquire 8,929 shares of common stock at an exercise price of $5.60 per share exercisable for a period of three years. The March 2010 Note bears interest at the rate of 6% per annum. The March 2010 Note matures on the earlier of the Company closing a financing or June 30, 2010. The full principal amount of the March 2010 Note is due upon a default.

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

6. STOCK OPTIONS:
AMP granted stock options to certain shareholders and employees of the Company on February 1, 2008.  The options were set to expire on February 1, 2013 and had a grant date fair value of $64 per option. The options were to vest evenly over the three year period following the date of grant.

The Company accounted for the fair value of the options granted in accordance with Financial Accounting Standards Board Accounting Standards Codification 718-10-10.  The compensation cost charged against income for the options was $17,740 for the period from inception of the plan to December 31, 2009.  The fair value of the options granted to each employee was estimated on the date of the grant using a binomial option-pricing model with the following assumptions: risk-free interest rate of 3.62%, expected volatility of stock of 20%, expected dividend yield of zero and option lives of five years.

Upon the December 28, 2009 merger with TSO, the AMP shares vested immediately and were converted to shares of TSO and the plan was effectively terminated.

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

In May 2009, the FASB issued accounting guidance that establishes accounting and reporting standards for events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This guidance was effective for fiscal years and interim periods ending after June 15, 2009. The adoption of this guidance did not have any impact on the Company’s financial statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

Some of the statements contained in this Form 10-Q that are not historical facts are "forward-looking statements" which can be identified by the use of terminology such as "estimates," "projects," "plans," "believes," "expects," "anticipates," "intends," or the negative or other variations, or by discussions of strategy that involve risks and uncertainties. We urge you to be cautious of the forward-looking statements, that such statements, which are contained in this Form 10-Q, reflect our current beliefs with respect to future events and involve known and unknown risks, uncertainties and other factors affecting our operations, market growth, services, products and licenses. No assurances can be given regarding the achievement of future results, as actual results may differ materially as a result of the risks we face, and actual events may differ from the assumptions underlying the statements that have been made regarding anticipated events. Factors that may cause actual results, our performance or achievements, or industry results, to differ materially from those contemplated by such forward-looking statements include without limitation:

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

All written and oral forward-looking statements made in connection with this Form 10-Q that are attributable to us or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements. Given the uncertainties that surround such statements, you are cautioned not to place undue reliance on such forward-looking statements.

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

Results of Operations

Quarter Ended March 31, 2010 Compared to Quarter Ended March 31, 2009

Revenue.  We did not generate revenue for the quarters ended March 31, 2010 and 2009.

Expenses.  Our expenses for the quarter ended March 31, 2010 were $885,789 and included payroll and payroll taxes ($277,226), batteries, motors and supplies ($145,239) and legal and professional fees ($122,769). Our expenses for the quarter ended March 31, 2009 were $259,192 and included payroll and payroll taxes ($137,840), batteries, motors and supplies ($21,213) and legal and professional fees ($36,799). The reason for the increase in comparing the quarter ended 2010 to 2009 was an increase in activity in developing our products which included the hiring of additional employees.

Net loss.  Net loss for the quarters ended March 31, 2010 and 2009 were $893,652 and $257,095, respectively.

Liquidity and Capital Resources

As of March 31, 2010, we had current assets of $67,177 including cash of $58,677 and current liabilities of $1,009,344. As of December 31, 2009, we had current assets of $13,688 including cash of $0 and current liabilities of $583,406.

Operating Activities

Our operating activities from continuing operations resulted in net cash used by operations of $533,179 for the quarter ended March 31, 2010 compared to net cash used by operations of $255,736 for the quarter ended March 31, 2009. The net cash used by operations for the quarter ended March 31, 2010 reflects a net loss of $893,652 offset by depreciation of $8,961, loss on sale of assets of $7,863, increase in account payables of $338,461 and other minor factors. The net cash used by operations for the quarter ended March 31, 2009 reflects a net loss of $257,095 offset by depreciation of $9,177, a decreased in account payables of $5,721 and gain on sale of assets of $2,097.

Investing Activities

Our investing activities resulted in a net cash inflow of $12,000 for the quarter ended March 31, 2010 compared to a net cash inflow of $17,980 for the quarter ended March 31, 2009. Cash provided by investing activities principally represents proceeds from the sale of assets.

Financing Activities

Our financing activities resulted in a cash inflow of $579,856 for the quarter ended March 31, 2010 and $179,453 for the quarter ended March 31, 2009, which principally represents issuance of common and preferred stock during both periods and proceeds from notes payable during the quarter ended March 31, 2010.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company, we are not required to include disclosure under this item.

Item 4. Controls and Procedures

As of March 31, 2010, our sole officer and director performed an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on the evaluation and the identification of the material weaknesses in internal control over financial reporting described below, our sole executive officer who also serves as a director concluded that, as of the period covered by this report, the Company's disclosure controls and procedures were not effective.

Management's Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with GAAP. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projection of any evaluation of effectiveness to future periods is subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Stephen S. Burns, a director and our Chief Executive Officer, Chief Financial Officer, Treasurer and Secretary has conducted an assessment of our internal control over financial reporting as of March 31, 2010. Management's assessment of internal control over financial reporting was conducted using the criteria in Internal Control over Financial Reporting – Guidance for Smaller Public Companies issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis. In connection with management's assessment of our internal control over financial reporting as required under Section 404 of the Sarbanes-Oxley Act of 2002, we identified the following material weaknesses in our internal control over financial reporting as of March 31, 2010:
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

Because of the material weaknesses noted above, management has concluded that we did not maintain effective internal control over financial reporting as of March 31, 2010, based on Internal Control over Financial Reporting - Guidance for Smaller Public Companies issued by COSO.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2010 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

We are currently not a party to any legal or administrative proceedings and are not aware of any pending or threatened legal or administrative proceedings against us in all material aspects. We may from time to time become a party to various legal or administrative proceedings arising in the ordinary course of our business.

Item 1A. Risk Factors

As a smaller reporting company, we are not required to provide the information required by this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

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

On March 1, 2010, the Company issued a 6% promissory note in the principal amount of $100,000 (the “March 2010 Note”) to an accredited investor (the “March 2010 Lender”) in consideration of $100,000.In addition to the March 2010 Note, the March 2010 Lender also received a Common Stock Purchase Warrant to acquire 8,929 shares of common stock at an exercise price of $5.60 per share exercisable for a period of three years. The March 2010 Note bears interest at the rate of 6% per annum. The March 2010 Note matures on the earlier of the Company closing a financing or June 30, 2010. The full principal amount of the note is due upon a default.

From March 15, 2010 to May 6, 2010, the Company entered into subscription agreements with various accredited investors pursuant to which the investors purchased 101,786 shares of the Company’s common stock for an aggregate purchase price of $570,000.

From March 15, 2010 to May 6, 2010, the Company compensated JCI for assisting in the sale of common stock with the issuance of a common stock purchase warrant to purchase 9,554 shares of the Company’s common stock at an exercise price of $5.60 per share.

This issuance of these above securities is exempt from the registration requirements under Rule 4(2) of the Securities Act of 1933, as amended, and/or Rule 506 as promulgated under Regulation D.

Item 3. Defaults Upon Senior Securities

None.

Item 4. (Removed and Reserved)

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description

3.1	Certificate of Designation for Series A Preferred Stock (1)

4.1	Form of Subscription Agreement by and between Title Starts Online, Inc. and the January 2010 Accredited Investors (2)

4.1	6% Promissory Note issued by Title Starts Online, Inc. on March 1, 2010 (3)

4.1	Form of Subscription Agreement by and between Title Starts Online, Inc. and the March 2010 Accredited Investors (4)

10.1	Share Exchange Agreement dated as of December 28, 2009 by and among Advanced Mechanical Products, Inc., the shareholders of Advanced Mechanical Products, Inc. and Title Starts Online, Inc. (1)

10.2	Agreement and Release between Title Starts Online, Inc. and Mark DeFoor dated December 29, 2009 (1)

10.3	Conversion Agreement between Title Starts Online, Inc. and Bowden Transportation, Inc. dated December 28, 2009 (1)

10.4	Conversion Agreement between Title Starts Online, Inc. and Han Solutions II, LLC dated December 28, 2009 (1)

10.5	Conversion Agreement between Title Starts Online, Inc. and Ziu Zhang dated December 28, 2009 (1)

16.1	Letter from Schumacher & Associates, Inc. (5)

21.1	List of Subsidiaries(1)

31.1	Certification of Chief Executive and Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive and Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on January 4, 2010.
(2)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on February 4, 2010.
(3)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on March 4, 2010.
(4)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on March 17, 2010.
(5)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on March 18, 2010.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TITLE STARTS ONLINE, INC.

Dated: May 20, 2010	By:	/s/ Stephen S. Burns
Name: Stephen Burns
Title: Chief Executive Officer, Chief Financial Officer, Treasurer, Secretary and Director