Form 10-Q
period 2010-06-30
AMP Holding Inc.
filed 2010-08-16
CIK 1425287

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file number: 000-53704

AMP HOLDING INC.
(Exact name of registrant as specified in its charter)

TITLE STARTS ONLINE, INC.
(Former name of registrant in its charter)

Nevada	26-1394771
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4540 Alpine Avenue, Blue Ash, Ohio  45242
(Address of principal executive offices) (Zip Code)

513-360-4704
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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $0.001 par value per share	23,535,402
(Class)	(Outstanding at August 16, 2010)

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

AMP Holding Inc.
(A Development Stage  Company)
Balance Sheets
June 30, 2010 and December 31, 2009

	June 30, 2010	December 31, 2009
	(Unaudited)
Assets

Current assets:
Cash in bank	$26,361	$-
Deposits	9,855	8,500
Prepaid expenses	-	5,188
	36,216	13,688
Property, plant and equipment:
Software	5,325	5,325
Equipment	118,426	118,426
Automobile prototypes	54,003	56,366
	177,754	180,117
Less accumulated depreciation	126,068	114,111
	51,686	66,006

	$87,902	$79,694

Liabilities and Stockholders' Equity (Deficit)

Current liabilities:
Cash overdraft	$-	$2,523
Accounts payable	676,227	319,441
Accounts payable, related parties	273,669	62,442
Customer Deposits	78,393	96,000
Notes payable	150,000	60,000
Shareholder advances	43,000	43,000
	1,221,289	583,406

Commitments and contingencies	-	-

Stockholders' equity (deficit):
Series A preferred stock, par value of $.001 per share
75,000,000 shares authorized, 9,000 shares issued and
outstanding at June 30, 2010 and 8,375 shares issued
and outstanding at December 31, 2009	9	8
Common stock, par value of $.001 per share 5,900,000,000
shares authorized, 20,922,902 shares issued and
outstanding at June 30, 2010 and 17,769,836 shares
issued and outstanding at December 31, 2009	20,923	1,270
Additional paid in capital	3,867,647	2,859,962
Stock based compensation	362,971	-
Accumulated deficit during the development stage	(5,384,937)	(3,364,952)
	(1,133,387)	(503,712)

	$87,902	$79,694

See accompanying notes to financial statements.

AMP Holding Inc.
(A Development Stage Company)
Statements of Operations
For the Three and Six Months Ended June 30, 2010 and 2009
and the Period From Inception,
February 20, 2007, to March 31, 2010

	Three Months Ended		Six Months Ended		Since Date of Inception, February 20, 2007 to
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009	June 30, 2010
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Sales	$-	$-	$-	$-	$-

Expenses:
Payroll and payroll taxes	311,202	148,306	588,428	286,146	1,928,864
Employee benefits	23,782	11,119	46,114	26,965	187,686
Employee travel and lodging	39,610	4,750	47,646	10,070	138,149
Employee meals and entertainment	3,180	-	6,804	183	13,991
Stock based compensation	362,971	-	362,971	-	362,971
Batteries and motors and supplies	69,407	2,934	214,646	24,147	858,184
Legal and professional	96,873	13,301	219,642	50,100	733,610
Advertising	1,788	11,332	39,079	20,791	321,919
Depreciation	9,885	9,176	18,846	18,353	149,454
Rent expense	25,500	6,450	49,585	15,030	112,535
Insurance expense	22,044	3,461	39,293	3,461	81,527
Network access charges	1,191	926	3,069	1,778	10,469
Bank service charges	1,181	158	1,520	162	4,176
Utilities	5,245	4,527	15,485	8,377	50,013
Employee relocation	-	-	-	-	10,000
Consulting	75,401	-	190,663	-	190,663
Engineering temporary labor	64,720	-	138,217	-	158,440
Facilities, repairs & maintenance	4,066	1,885	13,603	11,705	35,961
Interest	3,331	3,030	7,109	3,030	7,109
Freight and other	4,276	202	8,722	451	23,770
	1,125,653	221,557	2,011,442	480,749	5,379,491
Net loss from operations during the
development stage	(1,125,653)	(221,557)	(2,011,442)	(480,749)	(5,379,491)

Other income (loss):
Gain (Loss) on sale of assets	(680)	-	(8,543)	2,097	(5,446)

Net loss during the development stage	$(1,126,333)	$(221,557)	$(2,019,985)	$(478,652)	$(5,384,937)

Basic loss per share	$(0.06)	$(2.23)	$(0.11)	$(5.01)	$(0.30)

Weighted average number of common
shares outstanding	20,284,819	99,260	19,067,113	95,632	17,964,428

See accompanying notes to financial statements.

AMP Holding Inc.
(A Development Stage Company)
Statements of Cash Flows
For the Three and Six Months Ended June 30, 2010 and 2009
and the Period From Inception,
February 20, 2007, to March 31, 2010

	Three Months Ended		Six Months Ended		Since Date of Inception, February 20, 2007 to
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009	June 30, 2010
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net loss during the development stage	$(1,126,333)	$(221,557)	$(2,019,985)	$(478,652)	$(5,384,937)
Adjustments to reconcile net loss from operations
to cash used by operations:
Depreciation	9,885	9,176	18,846	18,353	149,454
Loss (Gain) on sale of assets	680	-	8,543	(2,097)	5,446
Stock based compensation	362,971	-	362,971	-	380,711
Advertising	-	-	-	-	50,000
Effects of changes in operating assets and liabilities:
Prepaid expenses and deposit	(1,355)	-	3,833	-	(9,855)
Accounts payable	174,892	(31,507)	356,786	(37,228)	738,669
Accounts payable, related parties	54,660	8,837	211,227	8,837	211,227
Customer deposits	(17,607)	50,000	(17,607)	50,000	78,393

Net cash used by operations	(542,207)	(185,051)	(1,075,386)	(440,787)	(3,780,892)

Cash flows from investing activities:
Capital expenditures	(28,969)	(26,482)	(28,969)	(26,482)	(178,202)
Proceeds on sale of assets	3,900	-	15,900	16,000	32,900
Advance to related party	-	-	-	1,980	-

Net cash provided (used) by investing activities	(25,069)	(26,482)	(13,069)	(8,502)	(145,302)

Cash flows from financing activities:
Cash overdraft	-	(16,953)	(2,523)	-	-
Proceeds from notes payable	-	-	100,000	-	160,000
Shareholder advances	-	25,000	-	37,500	43,000
Issuance of common and preferred stock	534,960	250,000	1,017,339	400,000	3,749,555

Net cash provided by financing activities	534,960	258,047	1,114,816	437,500	3,952,555

Change in cash	(32,316)	46,514	26,361	(11,789)	26,361
Cash at inception, February 20, 2007					-
Cash at December 31, 2008				58,303
Cash at March 31, 2009		-
Cash at June 30, 2009		$46,514		$46,514
Cash at December 31, 2009			-
Cash at March 31, 2010	58,677
Cash at June 30, 2010	$26,361		$26,361		$26,361

Supplemental disclosure of non-cash activities:
Vehicles valued at $61,284 were contributed as consideration for issuance of common stock during the period from inception, February 20, 2007, to December 31, 2007.
Consulting services valued at $50,000 were accepted as consideration for issuance of common stock on October 1, 2008.
On March 4, 2010 a note payable of $10,000 was converted to 29,750 shares of common stock.

See accompanying notes to financial statements.

AMP Holding Inc.
(A Developing Stage Company)
Notes to Financial Statements
(Unaudited)
SUMMARY OF SIGNIFICANT ACCOUNTING PRINICPLES:
The following accounting principles and practices are set forth to facilitate the understanding of data presented in the financial statements:

Nature of operations
AMP Holdings Inc., formerly known as Title Starts Online, Inc. (the Company), incorporated in the State of Nevada in 2007 with $3,100 of capital from the issuance of common shares to the founding shareholder. On August 11, 2008 TSO received a Notice of Effectiveness from the U.S. Securities and Exchange Commission, and on September 18, 2008, the Company closed a public offering in which it accepted subscriptions for an aggregate of 200,000 shares of its common stock, raising $50,000 less offering costs of $46,234. With this limited capital TSO did not commence operations and remained a “shell company” (as defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended).

On December 28, 2009, the Company entered into and closed a Share Exchange Agreement with the Shareholders of Advanced Mechanical Products, Inc. (n/k/a AMP Electric Vehicles, Inc.) (AMP) pursuant to which the Company acquired 100% of the outstanding securities of AMP in exchange for 1,063,636 shares of TSO common stock. Considering that, following the merger, the AMP Shareholders control the majority of the outstanding voting common stock of the Company, and effectively succeeded TSO’s otherwise minimal operations to those that are AMP.  AMP is considered the accounting acquirer in this reverse-merger transaction.  A reverse-merger transaction is considered and accounted for as a capital transaction in substance; it is equivalent to the issuance of AMP securities for net monetary assets of the Company, which are deminimus, accompanied by a recapitalization. Accordingly, goodwill or other intangible assets have not been recognized in connection with this reverse merger transaction.  AMP is the surviving entity and the historical financials following the reverse merger transaction will be those of AMP.  The Company was a shell company immediately prior to the acquisition of AMP pursuant to the terms of the Share Exchange Agreement.  As a result of such acquisition, the Company operations are now focused on the design, marketing and sale of modified automobiles with an all electric power train and battery systems. Consequently, we believe that acquisition has caused the Company to cease to be a shell company as it now has operations.  The Company formally changed its name to AMP Holdings Inc. on May 24, 2010.

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

The primary product and service being developed and marketed by the Company is centered on an all electric power train for passenger vehicles.  Management believes there are significant opportunities for sales of their products and services and a potential for obtaining sizable market share.  There have been no sales of product or services from the inception of the Company, February 20, 2007, to June 30, 2010.

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

AMP Holding Inc.
(A Developing Stage Company)
Notes to Financial Statements
(Unaudited)

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

The Company has continued to raise capital since the merger and has raised $1,045,000 less offering costs of $129,549 since June 30, 2010 through the date of these financial statements. Management believes the proceeds from these offerings, future offerings, and the Company’s anticipated revenue provides an opportunity for the Company to continue as a going concern. If additional funding is required, the Company plans to obtain working capital from either equity financing from the sale of common and/or preferred stock.

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

Capital stock
On April 22, 2010 the directors of the Company approved a forward stock split of the common stock of the company on a 14:1 basis.  On May 12, 2010 the stockholders of the Company voted to approve the amendment of the certificate of incorporation resulting in a decrease of the number of shares of Common stock.  The Company filed a 14c definitive information statement with the Securities and Exchange Commission and mailed the same to its shareholders. Management expects to file the certificate of amendment decreasing the authorized shares of common stock with the State of Nevada on or around September 3, 2010.

The capital stock of the Company is as follows:

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

Common Stock - The Company has authorized 5,950,000,000 shares of common stock with a par value of $.001 per share.

AMP Holding Inc.
(A Developing Stage Company)
Notes to Financial Statements
(Unaudited)

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

Advertising
Advertising and public relation costs are charged to operations when incurred.  Advertising and public relation expense was approximately $16,000 and $13,000 for the quarters ended June 30, 2010 and 2009, $86,000 and $21,000 for the six months ended June 30, 2010 and 2009, and $327,000 for the period from inception to June 30, 2010, respectively.

Income taxes
With the consent of its shareholders, at the date of inception, AMP elected under the Internal Revenue Code to be taxed as an S corporation. Since shareholders of an S corporation are taxed on their proportionate share of the Company’s taxable income, an S corporation is generally not subject to either federal or state income taxes at the corporate level.  On December 28, 2009 pursuant to the merger transaction with TSO, Inc. the company revoked its election to be taxed as an S-corporation.  As no taxable income has occurred from the date of this merger to June 30, 2010 and any deferred tax assets would be fully reserved, no provision or liability for federal or state income taxes has been included in the financial statements.  TSO had not filed income tax returns during its period as a shell company.

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

Research and development costs
The Company expenses research and development costs as they are incurred.  Research and development expense incurred was approximately $392,000 and $170,000 for the quarters ended June 30, 2010 and 2009, $857,000 and $375,000 for the six months ended June 30, 2010 and 2009, and $3,016,000 for the period from inception to June 30, 2010, respectively, consisting of consulting, payroll, payroll taxes, engineering temporaries, purchased supplies, legal fees, parts and small tools.

Basic loss per share
Basic loss per share is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period.  At June 30, 2010 and 2009, the Company had no stock equivalents that were anti-dilutive and excluded in the earnings per share computation.

AMP Holding Inc.
(A Developing Stage Company)
Notes to Financial Statements
(Unaudited)
Subsequent events
The Company evaluates events and transactions occurring subsequent to the date of the financial statements for matters requiring recognition or disclosure in the financial statements.

Between July 1, 2010 to August 16, 2010 the Company entered into subscription agreements with various accredited investors who purchased shares of the Company’s common stock for an aggregate purchase price of $1,045,000 less offering costs of $129,549 plus purchase warrants of 261,250 which are immediately exercisable at $0.40 per share.

On July 21, 2010 the Company entered into a sales services agreement with John L. Gatt.  In exchange for the agreement Mr. Gatt received the option to purchase 250,000 shares at $0.85 per share.  Of these options, 100,000 are exercisable immediately with the remainder vesting 50,000 at the end of three following 6 month periods.

On August 10, 2010 the Company signed a 3 year supply agreement with a vendor to supply parts to be used in the manufacturing process.

2. NOTES PAYABLE:
Secured promissory note payable of $50,000 originally due at the earlier of a closing of financing by the Company or January 28, 2010 with interest at 6%, secured by substantially all assets of the Company.  This note was extended beyond the original due date, and $10,000 of the note balance was converted to 2,125 shares of common stock on March 4, 2010.  This note has been included in current liabilities at June 30, 2010 and was paid in full on August 12, 2010.

On March 1, 2010, the Company issued a 6% promissory note in the principal amount of $100,000 (the “March 2010 Note”) to an accredited investor (the “March 2010 Lender”) in consideration of $100,000. In addition to the March 2010 Note, the March 2010 Lender also received a Common Stock Purchase Warrant to acquire 125,000 shares of common stock at an exercise price of $0.40 per share exercisable for a period of three years. The March 2010 Note bears interest at the rate of 6% per annum. The March 2010 Note matures on the earlier of the Company closing a financing or June 30, 2010. This note has been included in current liabilities at June 30, 2010 and was paid in full on August 12, 2010.

3. SHAREHOLDER ADVANCES:
Shareholder advances are unsecured, originally due at the earlier of a closing of financing by the Company or November 30, 2010 with interest at 3%.

4. LEASE OBLIGATION:
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

5. STOCK BASED COMPENSATION:
AMP granted stock options to certain shareholders and employees of the Company on February 1, 2008.  The options were set to expire on February 1, 2013 and had a grant date fair value of $64 per option. The options were to vest evenly over the three year period following the date of grant.

The Company accounted for the fair value of the options granted in accordance with Financial Accounting Standards Board Accounting Standards Codification 718-10-10.  The compensation cost charged against income for the options was $17,740 for the period from inception of the plan to December 31, 2009.  Upon the December 28, 2009 merger with TSO, the AMP shares vested immediately and were converted to shares of TSO (now AMP Holdings Inc.) and the plan was effectively terminated.

AMP Holding Inc.
(A Developing Stage Company)
Notes to Financial Statements
(Unaudited)

The Company maintains, as adopted by the board of directors, the 2010 Incentive Stock Plan (the plan) providing for the issuance of up to 2,000,000 options to employees, officers, directors or consultants of the Company. Incentive stock options granted under the plan may only be granted with an exercise price of not less than fair market value of the Company’s common stock on the date of grant (110% of fair market value for incentive stock options granted to principal stockholders).  Non-qualified stock options granted under the plan may only be granted with an exercise price of not less than 85% of the fair market value of the Company’s common stock on the date of grant.  Awards under the plan may be either vested or unvested options.  The unvested options generally vest ratably over twelve quarters.  The plan provides that unless otherwise determined, each option expires ten years from the date of grant.

In addition to the plan, the Company maintains other stock based compensation arrangements.  These arrangements provide for the issuance of warrants and options to purchase common stock of the Company.  The terms and awards of the specific arrangements vary.

The fair value of each option award is estimated on the date of grant using a lattice-based option valuation model that uses assumptions concerning expected volatility, expected term, and the expected risk-free rate of return.  For the awards granted in 2010 and 2009, the expected volatility was estimated by management as 50% based on a range of forecasted results.  The expected term of the awards granted is assumed to be the contract life of the options (three, five or 10 years as determined in the specific arrangement).  The risk-free rate of return was based on the U.S. Treasury yield curve in effect on the date of grant.  The weighted-average grant-date fair value of the options and warrants granted during 2010, and 2009, ranged from $0.14 to $0.26.

The following table summarizes the number of units and weighted-average exercise price of options granted pursuant to the Plan as of June 30, 2010 and December 31, 2009:

	June 30, 2010		December 31, 2009

Outstanding, beginning of year	-	$-	-	$-
Granted	2,179,946	0.40	-	-
Forfeited or expired	-	-	-	-

Outstanding, end of quarter	2,179,946	$0.40	-	$-

Exercisable, end of quarter	808,997	$0.40	-	$-

The following table summarizes the number of units and weighted-average grant-date fair value of non-vested options in the Plan as of June 30, 2010 and December 31, 2009:

	June 30, 2010		December 31, 2009

Non-vested, beginning of year	-	$-	-	$-
Granted	1,561,116	0.24	-	-
Vested	(190,167)	0.24	-	-
Options forfeited or expired	-	-	-	-

Non-vested, end of quarter	1,370,949	$0.24	-	$-

The estimated weighted-average remaining term of options outstanding at June 30, 2010 is 103 months. The estimated weighted-average remaining term of options exercisable at June 30, 2010 is 106 months.

AMP Holding Inc.
(A Developing Stage Company)
Notes to Financial Statements
(Unaudited)
The following table summarizes the number of units and weighted-average exercise price of warrants granted pursuant to the Plan as of June 30, 2010 and December 31, 2009:

	June 30, 2010		December 31, 2009

Outstanding, beginning of year	581,812	$0.39	-	$-
Granted	525,700	0.40	581,812	0.39
Forfeited or expired	-	-	-	-

Outstanding, end of quarter	1,107,512	$0.40	581,812	$0.39

Exercisable, end of quarter	863,036	$0.39	331,812	$0.39

The following table summarizes the number of units and weighted-average grant-date fair value of non-vested options in the Plan as of June 30, 2010 and December 31, 2009:

	June 30, 2010		December 31, 2009

Non-vested, beginning of year	250,000	$0.26	-	$-
Granted	940,000	0.18	250,000	$0.26
Vested	(117,500)	0.18	-	-
Warrants forfeited or expired	-	-	-	-

Non-vested, end of quarter	1,072,500	$0.20	250,000	$0.26

The estimated weighted-average remaining term of warrants outstanding at June 30, 2010 and December 31, 2009 was 56 and 60 months, respectively.   The estimated weighted-average remaining term of warrants exercisable at June 30, 2010 and December 31, 2009 was 55 and 60 months, respectively.

Compensation cost charged against income was $362,971 and $380,711 for the quarter ended June 30, 2010 and the period from inception (February 20, 2007) to June 30, 2010, respectively, based upon the fair value of the vested options at the date of grant.  As of June 30, 2010, unrecognized compensation cost of approximately $539,247 is related to non-vested awards granted by the Company.  This is anticipated to be recognized over a weighted average of three years, through 2013, commensurate with the vesting schedules.

6. RECENT PRONOUNCEMENTS:
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

AMP Holding Inc.
(A Developing Stage Company)
Notes to Financial Statements
(Unaudited)

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

In January 2010, the FASB issued new guidance in ASU 820, “Fair Value Measurements and Disclosures”, which requires reporting entities to make new disclosures about recurring or nonrecurring fair value measurements including (i) significant transfers into and out of Level 1 and Level 2 fair value measurements and (ii) information on purchases, sales, issuances and settlements on a gross basis in the reconciliation of Level 3 fair value measurements. This new guidance is effective for interim and annual reporting periods beginning after December 15, 2009, except for Level 3 reconciliation disclosures which are effective for interim and annual periods beginning after December 15, 2010. There was no material impact on the Company’s financial statements as a result of this pronouncement.

In February 2010, the FASB amended ASU 855, “Subsequent Events—Amendments to Certain Recognition and Disclosure Requirements.” This amends the subtopic that requires an SEC filer to evaluate subsequent events through the date that the financial statements are issued, and no longer requires disclosure of the date through which subsequent events have been evaluated. This alleviates potential conflicts between the Subtopic 855-10 and the SEC’s requirements.

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

Overview

On December 28, 2009, we entered into and closed a Share Exchange Agreement with the AMP Shareholders pursuant to which we acquired 100% of the outstanding securities of AMP in exchange for 14,890,904 shares of our common stock. Considering that, following the merger, the AMP Shareholders control the majority of our outstanding voting common stock and we effectively succeeded our otherwise minimal operations to those that are theirs, AMP is considered the accounting acquirer in this reverse-merger transaction.  A reverse-merger transaction is considered, and accounted for as, a capital transaction in substance; it is equivalent to the issuance of AMP securities for our net monetary assets, which are deminimus, accompanied by a recapitalization. Accordingly, we have not recognized any goodwill or other intangible assets in connection with this reverse merger transaction. AMP is the surviving and continuing entities and the historical financials following the reverse merger transaction will be those of AMP.  We were a "shell company" (as such term is defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended) immediately prior to our acquisition of AMP pursuant to the terms of the Share Exchange Agreement.  As a result of such acquisition, our operations our now focused on the design, marketing and sale of modified automobiles with an all electric drivetrain and battery systems. Consequently, we believe that acquisition has caused us to cease to be a shell company as we no longer have nominal operations.

Results of Operations

Three Months Ended June 30, 2010 Compared to Three Months Ended June 30, 2009

Revenue.  We did not generate revenue for the three months ended June 30, 2010 and 2009.

Expenses.  Our expenses for the quarter ended June 30, 2010 were $1,125,653 and included payroll and payroll taxes ($311,202), batteries, motors and supplies ($69,407) and legal and professional fees ($96,873). Our expenses for the quarter ended June 30, 2009 were $221,557 and included payroll and payroll taxes ($148,306), batteries, motors and supplies ($2,934) and legal and professional fees ($13,301). The reason for the increase in comparing the quarter ended 2010 to 2009 was an increase in activity in developing our products which included the hiring of additional employees.

Net loss.  Net loss for the three months ended June 30, 2010 and 2009 were $1,126,333 and $221,557, respectively.

Operating Activities

Our operating activities from continuing operations resulted in net cash used by operations of $542,207 for the quarter ended June 30 2010 compared to net cash used by operations of $185,051 for the quarter ended June30, 2009. The net cash used by operations for the three months ended June 30, 2010 reflects a net loss of $1,126,333 offset by depreciation of $9,885, loss on sale of assets of $680, stock based compensation of $362,971, an increase in accounts payable of $174,892,  an increase in account payables-related parties of $54,660 and other minor factors. The net cash used by operations for the three months ended June 30, 2009 reflects a net loss of $221,557 offset by depreciation of $9,176, an increase in customer deposits of $50,000, an increase in accounts payable-related parties of $8,837, and a decrease in account payables of $31,507.

Investing Activities

Our investing activities resulted in a net cash outflow of $25,069 for the quarter ended June 30, 2010 compared to a net cash outflow of $26,482 for the quarter ended June 30, 2009 principally for the acquisition of automobile prototypes.

Financing Activities

Our financing activities resulted in a cash inflow of $534,960 for the three months ended June 30, 2010 and $258,047 for the three months ended June 30, 2009, which principally represents issuance of common stock during both periods.

Six Months Ended June 30, 2010 Compared to Six Months Ended June 30, 2009

Revenue.  We did not generate revenue for the six months ended June 30, 2010 and 2009.

Expenses.  Our expenses for the six months ended June 30, 2010 were $2,011,442 and included payroll and payroll taxes ($588,428), batteries, motors and supplies ($214,646) and legal and professional fees ($219,642). Our expenses for the six months ended June 30, 2009 were $480,749 and included payroll and payroll taxes ($286,146), batteries, motors and supplies ($24,147) and legal and professional fees ($50,100). The reason for the increase in comparing the six months ended 2010 to 2009 was an increase in activity in developing our products which included the hiring of additional employees.

Net loss.  Net loss for the six months ended June 30, 2010 and 2009 were $2,019,985 and $478,652, respectively.

Operating Activities

Our operating activities from continuing operations resulted in net cash used by operations of $1,075,386 for the six months ended June 30 2010 compared to net cash used by operations of $440,787 for the six months ended June 30, 2009. The net cash used by operations for the six months ended June 30, 2010 reflects a net loss of $2,019,985 offset by depreciation of $18,846, loss on sale of assets of $8,543, stock based compensation of $362,971, an increase in accounts payable of $356,786, an increase in account payables-related parties of $211,227 and other minor factors. The net cash used by operations for the six months ended June 30, 2009 reflects a net loss of $478,652 offset by depreciation of $18,353, an increase in customer deposits of $50,000, an increase in accounts payable-related parties of $8,837, and a decrease in account payables of $37,228.

Investing Activities

Our investing activities resulted in a net cash outflow of $13,069 for the six months ended June 30, 2010 principally for the acquisition of an automobile prototype for $28,969 and the disposal of another for proceeds of $15,900. Our investing activities resulted in a net cash outflow of $8,502 for the six months ended June 30, 2009 principally for the acquisition of an automobile prototype for $26,482 and the disposal of another for proceeds of $16,000.

Financing Activities

Our financing activities resulted in a cash inflow of $1,114,816 for the six months ended June 30, 2010 and $437,500 for the six months ended June 30, 2009, which, other than $100,000 of proceeds from notes payable during the six months ended June 30, 2010, principally represents issuance of common stock during both periods.

Presently, due to the lack of revenue we are not able to meet our operating and capital expenses. There is doubt about our ability to continue as a going concern, as the continuation of our business is dependent upon successful roll out of our products and maintaining a break even or profitable level of operations. We have incurred operating losses since inception, and this is likely to continue through the fiscal year ending December 31, 2010 and into 2011.

We require funds to enable us to address our minimum current and ongoing expenses, expand marketing and promotion activity connected with the development and marketing of our products and to increase market share. Our cash on hand will not be sufficient to satisfy all of our cash requirements as we continue to progress and expand. We estimate that we will require between $2,500,000 and $3,000,000 to carry out our business plan for the next twelve months. Because we cannot anticipate when we will be able to generate revenues from sales, we will need to raise additional funds to continue to develop our business, respond to competitive pressures and to respond to unanticipated requirements or expenses. If we are not able to generate significant revenues from the sale of our products, we will not be able to maintain our operations or achieve a profitable level of operations.

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

Liquidity and Capital Resources

As of June 30, 2010, we had current assets of $36,216 including cash of $26,361 and current liabilities of $1,221,289. As of December 31, 2009, we had current assets of $13,688 including cash of $0 and current liabilities of $583,406.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the Company carried out an evaluation under the supervision of Stephen S. Burns, the Company’s Chief Executive Officer and/or Chief Financial Officer (the “Reviewing Officer”), of the effectiveness of the Company's disclosure controls and procedures as of June 30, 2010. In designing and evaluating the Company's disclosure controls and procedures, the Company and its management recognize that there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their desired control objectives. Additionally, in evaluating and implementing possible controls and procedures, the Company's management was required to apply its reasonable judgment. Furthermore, in the course of this evaluation, management considered certain internal control areas, including those discussed below, in which we have made and are continuing to make changes to improve and enhance controls. Based upon the required evaluation, the Reviewing Officer concluded that as of June 30, 2010, the Company's disclosure controls and procedures were not effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

Material Weaknesses

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis. In connection with management's assessment of our internal control over financial reporting as required under Section 404 of the Sarbanes-Oxley Act of 2002, we identified the following material weaknesses in our internal control over financial reporting as of June 30, 2010:
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

Because of the material weaknesses noted above, management has concluded that we did not maintain effective internal control over financial reporting as of June 30, 2010, based on Internal Control over Financial Reporting - Guidance for Smaller Public Companies issued by COSO.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2010 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On December 28, 2009, the Company entered into and closed a Share Exchange Agreement with the AMP Shareholders pursuant to which we acquired 100% of the outstanding securities of AMP in exchange for 14,890,904 shares of our common stock.

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

On December 28, 2009, the Company entered a Conversion Agreement with Jiu Zhang (“Zhang”) pursuant to which Zhang agreed to convert a loan in the amount of $50,000 provided to AMP on November 30, 2009 into 148,932 shares of common stock of the Company.

On December 28, 2009, the Company assumed a Services Agreement entered between AMP and Pharmacy Management Services pursuant to which the Company issued Pharmacy Management Strategies LLC a common stock purchase warrant to acquire 500,000 shares of common stock at $0.40 per share for a term of five years. Half of the shares of common stock issuable under this warrant vested immediately and the balance shall vest one year from the date of the agreement.

On January 15, 2010, the Company entered a Subscription Agreement with Han pursuant to which Han acquired 625 shares of Series A Stock in consideration of $25,000.

On January 13, 2010, the Company entered into a letter agreement with Maggie Moran, a director of the Company, The Company has agreed to pay Ms. Moran $40,000 per year and issue Ms. Moran an option to acquire 324,996 shares of common stock for five years with an exercise price of $0.40 per share. The options vest at 74,998 upon Ms. Moran executing her letter of appointment and 49,994 every six months thereafter.

From January 7, 2010 to March 4, 2010, the Company entered into subscription agreements with various accredited investors pursuant to which the investors purchased 1,012,312 shares of the Company’s common stock for an aggregate purchase price of $340,275.

On February 2, 2010, the Company compensated John Carris Investments LLC, as placement agent (“JCI”), for assisting in the sale of common stock by issuing JCI a common stock purchase warrant to purchase 223,202 shares of the Company’s common stock at an exercise price of $0.336 per share.

On March 1, 2010, the Company issued a 6% promissory note in the principal amount of $100,000 (the “March 2010 Note”) to an accredited investor (the “March 2010 Lender”) in consideration of $100,000. In addition to the March 2010 Note, the March 2010 Lender also received a Common Stock Purchase Warrant to acquire 125,006 shares of common stock at an exercise price of $0.40 per share exercisable for a period of three years. The March 2010 Note bears interest at the rate of 6% per annum. The March 2010 Note matures on the earlier of the Company closing a financing or June 30, 2010. The full principal amount of the note is due upon a default.

From March 15, 2010 through August 12, 2010, the Company has sold an aggregate of 4,723,500 shares of common stock for an aggregate purchase price of $1,889,400 to accredited investors.  The closings occurred on the following dates:

•	On March 15, 2010, the Company sold 625,000 shares of common stock for an aggregate consideration of $250,000.
•	On April 7, 2010, the Company sold 200,000 shares of common stock for an aggregate consideration of $80,000.
•	On April 12, 2010, the Company sold 62,500 shares of common stock for an aggregate consideration of $25,000.
•	On April 16, 2010, the Company sold 112,500 shares of common stock for an aggregate consideration of $45,000.
•	On April 23, 2010, the Company sold 250,000 shares of common stock for an aggregate consideration of $100,000.
•	On May 6, 2010, the Company sold 175,000 shares of common stock for an aggregate consideration of $70,000.
•	On May 20, 2010, the Company sold 75,000 shares of common stock for an aggregate consideration of $30,000.
•	On May 25, 2010, the Company sold 75,000 shares of common stock for an aggregate consideration of $30,000
•	On May 28, 2010, the Company sold 500,000 shares of common stock for an aggregate consideration of $200,000.
•	On June 30, 2010, the Company sold 36,000 shares of common stock for an aggregate consideration of $14,400.
•	On July 7, 2010, the Company sold 175,000 shares of common stock for an aggregate consideration of $70,000.
•	On July 15, 2010, the Company sold 62,500 shares of common stock for an aggregate consideration of $25,000.
•	On July 22, 2010, the Company sold 1,125,000 shares of common stock for an aggregate consideration of $450,000.
•	On August 12, 2010, the Company sold 1,250,000 shares of common stock for an aggregate consideration of $500,000.

In addition, the Company compensated John Carris Investments LLC, as placement agent (the “Placement Agent”), for assisting in the sale of common stock by paying it commissions in the aggregate amount of $188,940 and issuing the Placement Agent a common stock purchase warrant to purchase 472,350 shares of the Company’s common stock at an exercise price of $.40 per share.

On May 28, 2010, the Company assumed a Services Agreement entered between AMP and Mark Valerio pursuant to which the Company issued Mark Valerio an option to purchase 250,000 shares of voting common stock for a term of three years with a per share exercise option price of $0.40. The option shall vest as follows: 100,000 shares as of the date of May 28, 2010 (effective date); 50,000 shares within six months of the effective date; 50,000 shares within 12 months of the effective date; 50,000 shares within 18 months of the effective date.

On May 28, 2010, the Company assumed a Consulting Agreement entered between AMP and Maggie Moran pursuant to which the Company issued Maggie Moran an option to purchase up to 175,000 shares of common stock at an exercise price of $0.40 per share for a term of five years. The options shall vest quarterly in equal installments over a period of two years at a rate of 21,875 shares per quarter. The base consulting fee shall be $40,000 per year paid once per quarter on the first day of each quarter. She will receive reimbursement of reasonable business expenses if approved in advance by AMP’s CFO. Additional compensation shall be paid as follows if Maggie Moran assists in securing financing as defined in the agreement: $750,000 if AMP secures financing of more than $20,000,000 but less than $35,000,000; $1,750,000 if AMP secures financing of more than $35,000,000 but less than $50,000,000; $2,500,000 if AMP secures financing of more than $50,000,000 but less than $75,000,000; $2,500,000 plus a bonus of at least on-half of one percent of the total financing if AMP secures financing of more than $75,000,000.

On April 8, 2010, the Company assumed a Consulting Agreement with SynTech Solutions, LLC to add Mr. Dennis H. Davis as a member of its Advisory Board. Members receive $2,500 per meeting, consulting fees of $1,000 per day and a retainer of $1,500 per month. Members will be eligible to participate in AMP’s equity position, details of which are still to be worked out.

On April 8, 2010, the Company assumed a Consulting Agreement with International Energy, LLC to add Dr. William Wylam as a member of its Advisory Board. Members receive $2,500 per meeting, consulting fees of $1,000 per day and a retainer of $1,500 per month. Members will be eligible to participate in AMP’s equity position, details of which are pending.

On June 1, 2010, the Company amended an October, 20, 2009 Services Agreement entered between AMP and CSIR Group, LLC for investor relations services, pursuant to which the Company issued CSIR 240,000 stock purchase warrants with an exercise price of $0.40 per share for a period of five years beginning June 1, 2010. The warrants will vest equally in quarterly installments of 30,000 each. CSIR will be paid a fee of $ 7,500 beginning March 1, 2010 payable on the first day of each month.

On April 28, 2010, the Company assumed a Consulting Agreement entered between AMP and Gavin Scotti, Sr. pursuant to which the Company issued Gavin Scotti, Sr. a common stock purchase warrant to purchase 350,000 shares of common stock for a term of five years with a per share exercise option price of $0.40. The option shall vest equally in quarterly installments of 43,750 shares per quarter over two years. Additional compensation shall be paid if Mr. Scotti, Sr. is instrumental in raising capital through government or private capital as follows:  $500,000 for raising up to $10,000,000; $750,000 for raising between $10,000,000 and $35,000,000; $1,000,000 for raising over $35,000,000 in financing.

On May 12, 2010, a Stock Incentive Plan was approved by the Board of Directors.

This issuance of these above securities is exempt from the registration requirements under Rule 4(2) of the Securities Act of 1933, as amended, and/or Rule 506 as promulgated under Regulation D.

Item 3. Defaults Upon Senior Securities

None.

Item 4. (Removed and Reserved)

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description

3.1	Certificate of Designation for Series A Preferred Stock (1)

4.1	Form of Subscription Agreement by and between Title Starts Online, Inc. and the January 2010 Accredited Investors (2)

4.1	6% Promissory Note issued by Title Starts Online, Inc. on March 1, 2010 (3)

4.1	Form of Subscription Agreement by and between Title Starts Online, Inc. and the March 2010 Accredited Investors (4)

10.1	Share Exchange Agreement dated as of December 28, 2009 by and among Advanced Mechanical Products, Inc., the shareholders of Advanced Mechanical Products, Inc. and Title Starts Online, Inc. (1)

10.2	Agreement and Release between Title Starts Online, Inc. and Mark DeFoor dated December 29, 2009 (1)

10.3	Conversion Agreement between Title Starts Online, Inc. and Bowden Transportation, Inc. dated December 28, 2009 (1)

10.4	Conversion Agreement between Title Starts Online, Inc. and Han Solutions II, LLC dated December 28, 2009 (1)

10.5	Conversion Agreement between Title Starts Online, Inc. and Jiu Zhang dated December 28, 2009 (1)

16.1	Letter from Schumacher & Associates, Inc. (5)

21.1	List of Subsidiaries(1)

31.1	Certification of Chief Executive and Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive and Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on January 4, 2010.
(2)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on February 4, 2010.
(3)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on March 4, 2010.
(4)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on March 17, 2010.
(5)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on March 18, 2010.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMP HOLDING INC.

Dated: August 16, 2010	By:	/s/ Stephen S. Burns
Name: Stephen Burns
Title: Chief Executive Officer, Chief Financial Officer, Treasurer, Secretary and Director (Principal Executive, Financial and Accounting Officer)