Form 10-Q
period 2010-09-30
AMP Holding Inc.
filed 2010-11-15
CIK 1425287

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

or

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $0.001 par value per share	26,067,902
(Class)	(Outstanding at November 15, 2010)

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

AMP Holding Inc.
(A Development Stage  Company)
Balance Sheets
September 30, 2010 and December 31, 2009

	September 30, 2010	December 31, 2009
	(Unaudited)
Assets

Current assets:
Cash in bank	$513,489	$-
Deposits	9,855	8,500
Prepaid expenses	-	5,188
	523,344	13,688
Property, plant and equipment:
Software	5,325	5,325
Equipment	128,176	118,426
Vehicles and prototypes	87,430	56,366
	220,931	180,117
Less accumulated depreciation	136,213	114,111
	84,718	66,006

	$608,062	$79,694

Liabilities and Stockholders' Equity (Deficit)

Current liabilities:
Cash overdraft	$-	$2,523
Accounts payable	601,191	319,441
Accounts payable, related parties	178,289	62,442
Customer Deposits	78,393	96,000
Notes payable	-	60,000
Shareholder advances	43,000	43,000
Current portion of long-term debt	6,598	-
	907,471	583,406

Long-term debt	26,829	-

Commitments and contingencies	-	-

Stockholders' equity (deficit):
Series A preferred stock, par value of $.001 per share
75,000,000 shares authorized, 9,000 shares issued and
outstanding at September 30, 2010 and 8,375 shares
issued and outstanding at December 31, 2009	9	8
Common stock, par value of $.001 per share 250,000,000
shares authorized, 25,910,402 shares issued and
outstanding at September 30, 2010 and 17,769,836
shares issued and outstanding at December 31, 2009	25,910	1,270
Additional paid in capital	5,658,160	2,859,962
Stock based compensation	430,104	-
Accumulated deficit during the development stage	(6,440,421)	(3,364,952)
	(326,238)	(503,712)

	$608,062	$79,694

See accompanying notes to financial statements.

AMP Holding Inc.
(A Development Stage Company)
Statements of Operations
For the Three and Nine Months Ended September 30, 2010 and 2009
and the Period From Inception,
February 20, 2007, to September 30, 2010

	Three Months Ended		Nine Months Ended		Since Date of Inception, February 20, 2007 to
	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009	September 30, 2010
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Sales	$-	$-	$-	$-	$-

Expenses:
Payroll and payroll taxes	324,833	167,211	913,261	453,357	2,235,957
Employee benefits	27,376	24,669	73,490	51,634	215,062
Employee travel and lodging	15,028	13,847	62,674	23,917	153,177
Employee meals and entertainment	3,293	818	10,097	1,001	17,284
Stock based compensation	67,133	7,983	430,104	7,983	447,844
Batteries and motors and supplies	242,288	119,903	456,934	144,050	1,100,472
Legal and professional	86,382	21,181	306,024	71,281	819,992
Advertising	37,301	5,907	76,380	26,698	359,220
Depreciation	10,145	9,178	28,991	27,531	159,599
Rent expense	25,500	3,450	75,085	18,480	138,035
Insurance expense	26,586	2,771	65,879	6,232	108,113
Network access charges	2,201	1,127	5,270	2,905	12,670
Bank service charges	687	126	2,207	288	4,863
Utilities	6,613	5,877	22,098	14,254	56,626
Employee relocation	-	-	-	-	10,000
Consulting	138,555	-	329,218	-	329,218
Engineering temporary labor	27,957	-	166,174	-	186,397
Facilities, repairs & maintenance	3,952	-	17,555	11,705	39,913
Interest	1,928	-	9,037	3,030	9,037
Freight and other	7,726	957	16,448	1,408	31,496
	1,055,484	385,005	3,066,926	865,754	6,434,975
Net loss from operations during the
development stage	(1,055,484)	(385,005)	(3,066,926)	(865,754)	(6,434,975)

Other income (loss):
Gain (Loss) on sale of assets	-	-	(8,543)	2,097	(5,446)

Net loss during the development stage	$(1,055,484)	$(385,005)	$(3,075,469)	$(863,657)	$(6,440,421)

Basic loss per share	$(0.05)	$(3.72)	$(0.15)	$(8.97)	$(0.35)

Weighted average number of common
shares outstanding	22,927,069	103,460	20,618,347	96,303	18,366,036

See accompanying notes to financial statements.

AMP Holding Inc.
(A Development Stage Company)
Statements of Cash Flows
For the Three and Nine Months Ended September 30, 2010 and 2009
and the Period From Inception,
February 20, 2007, to September 30, 2010

	Three Months Ended		Nine Months Ended		Since Date of Inception, February 20, 2007 to
	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009	September 30, 2010
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net loss during the development stage	$(1,055,484)	$(385,005)	$(3,075,469)	$(863,657)	$(6,440,421)
Adjustments to reconcile net loss from operations
to cash used by operations:
Depreciation	10,145	9,178	28,991	27,531	159,599
Loss (Gain) on sale of assets	-	-	8,543	(2,097)	5,446
Stock based compensation	67,133	7,983	430,104	7,983	447,844
Advertising	-	-	-	-	50,000
Effects of changes in operating assets and liabilities:
Prepaid expenses and deposits	-	(2,688)	3,833	(2,688)	(9,855)
Accounts payable	(75,036)	63,733	281,750	26,505	663,633
Accounts payable, related parties	(95,380)	18,728	115,847	27,565	115,847
Customer deposits	-	-	(17,607)	50,000	78,393

Net cash used by operations	(1,148,622)	(288,071)	(2,224,008)	(728,858)	(4,929,514)

Cash flows from investing activities:
Capital expenditures	(9,750)	-	(38,719)	(26,482)	(187,952)
Proceeds on sale of assets	-	-	15,900	16,000	32,900
Advance to related party	-	-	-	1,980	-

Net cash provided (used) by investing activities	(9,750)	-	(22,819)	(8,502)	(155,052)

Cash flows from financing activities:
Cash overdraft	-	-	(2,523)	-	-
Proceeds from notes payable	-	-	100,000	-	160,000
Payments on notes payable	(150,000)	-	(150,000)	-	(150,000)
Shareholder advances	-	(37,500)	-	-	43,000
Issuance of common and preferred stock	1,795,500	288,500	2,812,839	688,500	5,545,055

Net cash provided by financing activities	1,645,500	251,000	2,760,316	688,500	5,598,055

Change in cash	487,128	(37,071)	513,489	(48,860)	513,489
Cash at inception, February 20, 2007					-
Cash at December 31, 2008				58,303
Cash at June 30, 2009		46,514
Cash at September 30, 2009		$9,443		$9,443
Cash at December 31, 2009			-
Cash at June 30, 2010	26,361
Cash at September 30, 2010	$513,489		$513,489		$513,489

Supplemental disclosure of non-cash activities:
Vehicles valued at $61,284 were contributed as consideration for issuance of common stock during the period from inception,
February 20, 2007, to December 31, 2007.
Consulting services valued at $50,000 were accepted as consideration for issuance of common stock on October 1, 2008
On March 4, 2010 a note payable of $10,000 was converted to 29,750 shares of common stock.
A vehicle valued at $33,427 was acquired through bank financing in September 2010

See accompanying notes to financial statements.

AMP Holding Inc.
(A Developing Stage Company)
Notes to Financial Statements
(Unaudited)

SUMMARY OF SIGNIFICANT ACCOUNTING PRINICPLES:

The following accounting principles and practices are set forth to facilitate the understanding of data presented in the financial statements:

Nature of operations
AMP Holding Inc., formerly known as Title Starts Online, Inc. (the Company), incorporated in the State of Nevada in 2007 with $3,100 of capital from the issuance of common shares to the founding shareholder. On August 11, 2008, the Company received a Notice of Effectiveness from the U.S. Securities and Exchange Commission, and on September 18, 2008, the Company closed a public offering in which it accepted subscriptions for an aggregate of 200,000 shares of its common stock, raising $50,000 less offering costs of $46,234. With this limited capital, the Company did not commence operations and remained a “shell company” (as defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended).

On December 28, 2009, the Company entered into and closed a Share Exchange Agreement with the Shareholders of Advanced Mechanical Products, Inc. (n/k/a AMP Electric Vehicles, Inc.) (AMP) pursuant to which the Company acquired 100% of the outstanding securities of AMP in exchange for 14,890,904 shares of the Company’s common stock. Considering that, following the merger, the AMP Shareholders control the majority of the outstanding voting common stock of the Company, and effectively succeeded the Company’s otherwise minimal operations to those that are AMP.  AMP is considered the accounting acquirer in this reverse-merger transaction.  A reverse-merger transaction is considered and accounted for as a capital transaction in substance; it is equivalent to the issuance of AMP securities for net monetary assets of the Company, which are deminimus, accompanied by a recapitalization. Accordingly, goodwill or other intangible assets have not been recognized in connection with this reverse merger transaction.  AMP is the surviving entity and the historical financials following the reverse merger transaction will be those of AMP.  The Company was a shell company immediately prior to the acquisition of AMP pursuant to the terms of the Share Exchange Agreement.  As a result of such acquisition, the Company operations are now focused on the design, marketing and sale of modified automobiles with an all electric power train and battery systems. Consequently, we believe that acquisition has caused the Company to cease to be a shell company as it now has operations.  The Company formally changed its name to AMP Holding Inc. on May 24, 2010.

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

The primary product and service being developed and marketed by the Company is centered on an all electric power train for passenger vehicles.  Management believes there are significant opportunities for sales of their products and services and a potential for obtaining sizable market share.  There have been no sales of product or services from the inception of the Company, February 20, 2007, to September 30, 2010.

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

The Company has continued to raise capital since the merger and has raised $63,000 less offering costs of $6,300 since September 30, 2010 through the date of these financial statements. Management believes the proceeds from these offerings, future offerings, and the Company’s anticipated revenue provides an opportunity for the Company to continue as a going concern. If additional funding is required, the Company plans to obtain working capital from either equity financing from the sale of common and/or preferred stock.

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

Capital stock
On April 22, 2010 the directors of the Company approved a forward stock split of the common stock of the company on a 14:1 basis.  On May 12, 2010 the stockholders of the Company voted to approve the amendment of the certificate of incorporation resulting in a decrease of the number of shares of Common stock.  The Company filed a 14c definitive information statement with the Securities and Exchange Commission and mailed the same to its shareholders. Management filed the certificate of amendment decreasing the authorized shares of common stock with the State of Nevada on September 8, 2010.

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

Common Stock - The Company has authorized 250,000,000 shares of common stock with a par value of $.001 per share.

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

Advertising
Advertising and public relation costs are charged to operations when incurred.  Advertising and public relation expense was approximately $33,000 and $1,000 for the quarters ended September 30, 2010 and 2009, $118,000 and $22,000 for the nine months ended September 30, 2010 and 2009, and $360,000 for the period from inception to September 30, 2010, respectively.

Income taxes
With the consent of its shareholders, at the date of inception, AMP elected under the Internal Revenue Code to be taxed as an S corporation. Since shareholders of an S corporation are taxed on their proportionate share of the Company’s taxable income, an S corporation is generally not subject to either federal or state income taxes at the corporate level.  On December 28, 2009 pursuant to the merger transaction with the Company, AMP revoked its election to be taxed as an S-corporation.  As no taxable income has occurred from the date of this merger to September 30, 2010 and any deferred tax assets would be fully reserved, no provision or liability for federal or state income taxes has been included in the financial statements.  The Company had not filed income tax returns during its period as a shell company.

Uncertain tax positions
The Company adopted the provisions of Accounting for Uncertainty in Income Taxes on January 1, 2009. Those provisions clarify the accounting and recognition for income tax positions taken or expected to be taken in the Company’s income tax returns.  The Company’s income tax filings are subject to audit by various taxing authorities. The years of filings open to these authorities and available for audit are 2007 - 2009.  The Company's policy with regard to interest and penalties is to recognize interest through interest expense and penalties through other expense.  In evaluating the Company’s tax provisions and accruals, future taxable income, and the reversal of temporary differences, interpretations and tax planning strategies are considered. The Company believes their estimates are appropriate based on current facts and circumstances.

Research and development costs
The Company expenses research and development costs as they are incurred.  Research and development expense incurred was approximately $368,000 and $317,000 for the quarters ended September 30, 2010 and 2009, $1,225,000 and $693,000 for the nine months ended September 30, 2010 and 2009, and $3,384,000 for the period from inception to September 30, 2010, respectively, consisting of consulting, payroll, payroll taxes, engineering temporaries, purchased supplies, legal fees, parts and small tools.

Basic loss per share
Basic loss per share is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period.  At September 30, 2010 and 2009, the Company had no stock equivalents that were anti-dilutive and excluded in the earnings per share computation.

AMP Holding Inc.
(A Developing Stage Company)
Notes to Financial Statements
(Unaudited)

Subsequent events
The Company evaluates events and transactions occurring subsequent to the date of the financial statements for matters requiring recognition or disclosure in the financial statements.

Between October 1, 2010 to November 15, 2010 the Company entered into subscription agreements with various accredited investors who purchased shares of the Company’s common stock for an aggregate purchase price of $63,000 less offering costs of $6,300 plus purchase warrants of 15,750 which are immediately exercisable at $0.40 per share.

On October 11, 2010, the Company entered into an agreement appointing a director of the Company. The Company has agreed to pay the director $40,000 per year and issued an option to purchase 325,000 shares of common stock over five years with an exercise price of $0.68 per share. The options vest at 75,000 upon execution of the letter of appointment and 50,000 every six months thereafter.

On October 13, 2010 the Company entered into a sales services agreement with Larry Lyons.  In exchange for the agreement Mr. Lyons received the option to purchase 110,000 shares at $0.73 per share.  Of these options, 50,000 are exercisable immediately with the remainder vesting 20,000 at the end of three following 6 month periods.

2. LONG-TERM DEBT:
Long-term debt consists of a $33,427 note payable to a bank due in monthly installments of $635 including interest at 5.04%, with the final payment due August 2015. The note is secured by equipment which has a net book value of $32,870 at September 30, 2010. Aggregate maturities of long-term debt are as follows:

2010	$1,994
2011	6,179
2012	6,497
2013	6,832
2014	7,185
thereafter	4,740
$33,427

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

The fair value of each option award is estimated on the date of grant using a lattice-based option valuation model that uses assumptions concerning expected volatility, expected term, and the expected risk-free rate of return.  For the awards granted in 2010 and 2009, the expected volatility was estimated by management as 50% based on a range of forecasted results.  The expected term of the awards granted is assumed to be the contract life of the options (three, five or 10 years as determined in the specific arrangement).  The risk-free rate of return was based on the U.S. Treasury yield curve in effect on the date of grant.  The weighted-average grant-date fair value of the options and warrants granted during 2010 and 2009, ranged from $0.14 to $0.29.

The following table summarizes the number of units and weighted-average exercise price of options granted pursuant to the Plan as of September 30, 2010 and December 31, 2009:

	September 30, 2010		December 31, 2009

Outstanding, beginning of year	-	$-	-	$-
Granted	2,854,946	0.47	-	-
Forfeited or expired	-	-	-	-

Outstanding, end of quarter	2,854,946	$0.47	-	$-

Exercisable, end of quarter	1,164,164	$0.46	-	$-

The following table summarizes the number of units and weighted-average grant-date fair value of non-vested options in the Plan as of September 30, 2010 and December 31, 2009:

	September 30, 2010		December 31, 2009

Non-vested, beginning of year	-	$-	-	$-
Granted	2,021,116	0.25	-	-
Vested	(330,334)	0.25	-	-
Options forfeited or expired	-	-	-	-

Non-vested, end of quarter	1,690,782	$0.25	-	$-

The estimated weighted-average remaining term of options outstanding at September 30, 2010 is 87 months. The estimated weighted-average remaining term of options exercisable at September 30, 2010 is 92 months.

The following table summarizes the number of units and weighted-average exercise price of warrants granted pursuant to the Plan as of September 30, 2010 and December 31, 2009:

	September 30, 2010		December 31, 2009

Outstanding, beginning of year	508,181	$0.40	-	$-
Granted	1,143,216	0.40	508,181	0.40
Forfeited or expired	-	-	-	-

Outstanding, end of quarter	1,651,397	$0.40	508,181	$0.40

Exercisable, end of quarter	696,397	$0.40	258,181	$0.40

AMP Holding Inc.
(A Developing Stage Company)
Notes to Financial Statements
(Unaudited)

The following table summarizes the number of units and weighted-average grant-date fair value of non-vested warrants in the Plan as of September 30, 2010 and December 31, 2009:

	September 30, 2010		December 31, 2009

Non-vested, beginning of year	250,000	$0.26	-	$-
Granted	940,000	0.18	250,000	$0.26
Vested	(235,000)	0.18	-	-
Warrants forfeited or expired	-	-	-	-

Non-vested, end of quarter	955,000	$0.20	250,000	$0.26

The estimated weighted-average remaining term of warrants outstanding at September 30, 2010 and December 31, 2009 was 52 and 60 months, respectively.   The estimated weighted-average remaining term of warrants exercisable at September 30, 2010 and December 31, 2009 was 54 and 60 months, respectively.

Compensation cost charged against income was $67,133 for the quarter ended September 30, 2010, $430,104 for the nine months ended September 30, 2010 and $447,844 for the period from inception (February 20, 2007) to September 30, 2010, based upon the fair value of the vested options at the date of grant.  As of September 30, 2010, unrecognized compensation cost of approximately $573,803 is related to non-vested awards granted by the Company.  This is anticipated to be recognized over a weighted average of three years, through 2013, commensurate with the vesting schedules.

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

Results of Operations

Three Months Ended September 30, 2010 Compared to Three Months Ended September 30, 2009

Revenue.  We did not generate revenue for the three months ended September 30, 2010 and 2009.

Expenses.  Our expenses for the quarter ended September 30, 2010 were $1,055,484 and included payroll and payroll taxes ($324,833), batteries, motors and supplies ($242,288), consulting ($138,555) and legal and professional fees ($86,382). Our expenses for the quarter ended September 30, 2009 were $385,005 and included payroll and payroll taxes ($167,211), batteries, motors and supplies ($119,903) and legal and professional fees ($21,181). The reason for the increase in comparing the quarter ended 2010 to 2009 was an increase in activity in developing our products which included the hiring of additional employees.

Net loss.  Net loss for the three months ended September 30, 2010 and 2009 were $1,055,484 and $385,005, respectively.

Operating Activities

Our operating activities from continuing operations resulted in net cash used by operations of $1,148,622 for the quarter ended September 30 2010 compared to net cash used by operations of $288,071 for the quarter ended September 30, 2009. The net cash used by operations for the three months ended September 30, 2010 reflects a net loss of $1,055,484 offset by depreciation of $10,145, stock based compensation of $67,133, a decrease in accounts payable of $75,036, and a decrease in account payables-related parties of $95,380. The net cash used by operations for the three months ended September 30, 2009 reflects a net loss of $385,005 offset by depreciation of $9,178, stock based compensation of $7,983, an increase in accounts payable of $63,733, an increase in accounts payable-related parties of $18,728, and an increase in prepaid expenses and deposits of $2,688.

Investing Activities

Our investing activities resulted in a net cash outflow of $9,750 for the quarter ended September 30, 2010 for the acquisition of equipment. There were no investing activities for the quarter ended September 30, 2009.

Financing Activities

Our financing activities resulted in a cash inflow of $1,645,500 for the three months ended September 30, 2010 and included cash inflows from the issuance of common stock ($1,795,500) reduced by cash outflows for payments on notes payable ($150,000). Financing activities for the three months ended September 30, 2009 resulted in a cash inflow of $251,000 and included cash inflows from the issuance of common stock ($288,500) reduced by cash outflows for the repayment of shareholder advances ($37,500).

Nine Months Ended September 30, 2010 Compared to Nine Months Ended September 30, 2009

Revenue.  We did not generate revenue for the nine months ended September 30, 2010 and 2009.

Expenses.  Our expenses for the nine months ended September 30, 2010 were $3,066,926 and included payroll and payroll taxes ($913,261), batteries, motors and supplies ($456,934), consulting ($329,218) and legal and professional fees ($306,024). Our expenses for the nine months ended September 30, 2009 were $865,754 and included payroll and payroll taxes ($453,357), batteries, motors and supplies ($144,050) and legal and professional fees ($71,281). The reason for the increase in comparing the nine months ended 2010 to 2009 was an increase in activity in developing our products which included the hiring of additional employees.

Net loss.  Net loss for the nine months ended September 30, 2010 and 2009 were $3,075,469 and $863,657, respectively.

Operating Activities

Our operating activities from continuing operations resulted in net cash used by operations of $2,224,008 for the nine months ended September 30 2010 compared to net cash used by operations of $728,858 for the nine months ended September 30, 2009. The net cash used by operations for the nine months ended September 30, 2010 reflects a net loss of $3,075,469 offset by depreciation of $28,991, loss on sale of assets of $8,543, stock based compensation of $430,104, an increase in accounts payable of $281,750, an increase in account payables-related parties of $115,847, a decrease in customer deposits of $17,607, and a decrease in prepaid expenses and deposits of $3,833. The net cash used by operations for the nine months ended September 30, 2009 reflects a net loss of $863,657 offset by depreciation of $27,531, gain on sale of assets of $2,097, stock based compensation of $7,983, an increase in customer deposits of $50,000, an increase in accounts payable-related parties of $27,565, an increase in account payables of $26,505, and an increase in prepaid expenses and deposits of $2,688.

Investing Activities

Our investing activities resulted in a net cash outflow of $22,819 for the nine months ended September 30, 2010 for the acquisition of equipment for $9,750, the acquisition of an automobile prototype for $28,969 and the disposal of another automobile prototype for proceeds of $15,900. Our investing activities resulted in a net cash outflow of $8,502 for the nine months ended September 30, 2009 principally for the acquisition of an automobile prototype for $26,482 and the disposal of another for proceeds of $16,000.

Financing Activities

Our financing activities resulted in a cash inflow of $2,760,316 for the nine months ended September 30, 2010 and included cash inflows from the issuance of common stock ($2,812,839) and proceeds from notes payable ($100,000) offset by cash outflows for payments on notes payable ($150,000) and the repayment of a cash overdraft ($2,523). Financing activities for the nine months ended September 30, 2009 resulted in a cash inflow of $688,500 from the issuance of common stock.

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

We require funds to enable us to address our minimum current and ongoing expenses, expand marketing and promotion activity connected with the development and marketing of our products and to increase market share. Our cash on hand will not be sufficient to satisfy all of our cash requirements as we continue to progress and expand. We estimate that we will require between $4,000,000 and $5,000,000 to carry out our business plan for the next twelve months. Because we cannot anticipate when we will be able to generate revenues from sales, we will need to raise additional funds to continue to develop our business, respond to competitive pressures and to respond to unanticipated requirements or expenses. If we are not able to generate significant revenues from the sale of our products, we will not be able to maintain our operations or achieve a profitable level of operations.

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

Liquidity and Capital Resources

As of September 30, 2010, we had current assets of $523,344 including cash of $513,489 and current liabilities of $907,471. As of December 31, 2009, we had current assets of $13,688 including cash of $0 and current liabilities of $583,406.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the Company carried out an evaluation under the supervision of Stephen S. Burns, the Company’s Chief Executive Officer and/or Chief Financial Officer (the “Reviewing Officer”), of the effectiveness of the Company's disclosure controls and procedures as of September 30, 2010. In designing and evaluating the Company's disclosure controls and procedures, the Company and its management recognize that there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their desired control objectives. Additionally, in evaluating and implementing possible controls and procedures, the Company's management was required to apply its reasonable judgment. Furthermore, in the course of this evaluation, management considered certain internal control areas, including those discussed below, in which we have made and are continuing to make changes to improve and enhance controls. Based upon the required evaluation, the Reviewing Officer concluded that as of September 30, 2010, the Company's disclosure controls and procedures were not effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

Material Weaknesses

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis. In connection with management's assessment of our internal control over financial reporting as required under Section 404 of the Sarbanes-Oxley Act of 2002, we identified the following material weaknesses in our internal control over financial reporting as of September 30, 2010:

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
3.
There is a strong reliance on the external service providers to review and adjust the annual and quarterly financial statements, to monitor new accounting principles, and to ensure compliance with GAAP and SEC disclosure requirements.

4.	There is a strong reliance on the external attorneys to review and edit the annual and quarterly filings and to ensure compliance with SEC disclosure requirements.

Because of the material weaknesses noted above, management has concluded that we did not maintain effective internal control over financial reporting as of September 30, 2010, based on Internal Control over Financial Reporting - Guidance for Smaller Public Companies issued by COSO.

Remediation of Material Weaknesses in Internal Control over Financial Reporting

As a small business, without a viable business and revenues, the Company does not have the resources to install a dedicated staff with deep expertise in all facets of SEC disclosure and GAAP compliance. As is the case with many small businesses, the Company will continue to work with its external service providers and attorneys as it relates to new accounting principles and changes to SEC disclosure requirements. The Company has found that this approach worked well in the past and believes it to be the most cost effective solution available for the foreseeable future.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2010 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

The Company is currently not a party to any legal or administrative proceedings and are not aware of any pending or threatened legal or administrative proceedings against us in all material aspects. The Company may from time to time become a party to various legal or administrative proceedings arising in the ordinary course of our business.

Item 1A. Risk Factors

As a smaller reporting company, the Company is not required to provide the information required by this item.

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

On February 2, 2010, the Company compensated John Carris Investments LLC, as placement agent (“JCI”), for assisting in the sale of common stock by issuing JCI a common stock purchase warrant to purchase 22,330 shares of the Company’s common stock at an exercise price of $0.336 per share.

On March 1, 2010, the Company issued a 6% promissory note in the principal amount of $100,000 (the “March 2010 Note”) to an accredited investor (the “March 2010 Lender”) in consideration of $100,000. In addition to the March 2010 Note, the March 2010 Lender also received a Common Stock Purchase Warrant to acquire 125,006 shares of common stock at an exercise price of $0.40 per share exercisable for a period of three years. The March 2010 Note had an interest rate of 6% per annum and was repaid in the third quarter of 2010.

From March 15, 2010 through October 22, 2010, the Company has sold an aggregate of 7,256,000 shares of common stock for an aggregate purchase price of $2,902,400 to accredited investors.  The closings occurred on the following dates:

•	On March 15, 2010, the Company sold 625,000 shares of common stock for an aggregate consideration of $250,000.
•	On April 7, 2010, the Company sold 200,000 shares of common stock for an aggregate consideration of $80,000.
•	On April 12, 2010, the Company sold 62,500 shares of common stock for an aggregate consideration of $25,000.
•	On April 16, 2010, the Company sold 112,500 shares of common stock for an aggregate consideration of $45,000.
•	On April 23, 2010, the Company sold 250,000 shares of common stock for an aggregate consideration of $100,000.
•	On May 6, 2010, the Company sold 175,000 shares of common stock for an aggregate consideration of $70,000.
•	On May 20, 2010, the Company sold 75,000 shares of common stock for an aggregate consideration of $30,000.
•	On May 25, 2010, the Company sold 75,000 shares of common stock for an aggregate consideration of $30,000
•	On May 28, 2010, the Company sold 500,000 shares of common stock for an aggregate consideration of $200,000.
•	On June 30, 2010, the Company sold 36,000 shares of common stock for an aggregate consideration of $14,400.
•	On July 7, 2010, the Company sold 175,000 shares of common stock for an aggregate consideration of $70,000.
•	On July 15, 2010, the Company sold 62,500 shares of common stock for an aggregate consideration of $25,000.
•	On July 22, 2010, the Company sold 1,125,000 shares of common stock for an aggregate consideration of $450,000.
•	On August 12, 2010, the Company sold 1,250,000 shares of common stock for an aggregate consideration of $500,000.
•	On August 27, 2010, the Company sold 375,000 shares of common stock for an aggregate consideration of $150,000.
•	On September 16, 2010, the Company sold 375,000 shares of common stock for an aggregate consideration of $150,000.
•	On September 22, 2010, the Company sold 1,625,000 shares of common stock for an aggregate consideration of $650,000.
•	On October 22, 2010, the Company sold 157,500 shares of common stock for an aggregate consideration of $63,000.

In addition, the Company compensated John Carris Investments LLC, as placement agent (the “Placement Agent”), for assisting in the sale of common stock by paying it commissions in the aggregate amount of $290,240 and issuing the Placement Agent a common stock purchase warrant to purchase 72,560 shares of the Company’s common stock at an exercise price of $.40 per share.

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

On May 28, 2010 the Company assumed a Consulting Agreement with Pharmacy Management Strategies, LLC (“Pharmacy”) whereby Pharmacy will provide certain business development related services to the Company. As compensation for providing the services, the Company issued Pharmacy a common stock purchase warrant to acquire 350,000 shares of common stock for a period of five years at an exercise price of $0.40 per share, which will vest quarterly in equal installments over a period of two years at a rate of 43,750 shares of common stock per quarter.

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

On May 12, 2010, a Stock Incentive Plan was approved by the Board of Directors.

On August 24, 2010, the Company entered into a letter agreement with Nancy Dunlap, a director of the Company, The Company has agreed to pay Ms. Dunlap $40,000 per year and issue Ms. Dunlap an option to acquire 325,000 shares of common stock for five years with an exercise price of $0.60 per share. The options vest at 75,000 upon Ms. Dunlap executing her letter of appointment and 50,000 every six months thereafter.

On September 28, 2010, the Company assumed a Services Agreement entered between AMP and Ron Sobrero pursuant to which the Company issued Ron Sobrero an option to purchase 100,000 shares of voting common stock for a term of three years with a per share exercise option price of $0.70. The option shall vest as follows: 40,000 shares as of the date of September 28, 2010 (effective date); 20,000 shares within six months of the effective date; 20,000 shares within 12 months of the effective date; 20,000 shares within 18 months of the effective date.

On October 11, 2010, the Company entered into a letter agreement with James E. Taylor, a director of the Company, The Company has agreed to pay Mr. Taylor $40,000 per year and issue Mr. Taylor an option to acquire 325,000 shares of common stock for five years with an exercise price of $0.68 per share. The options vest at 75,000 upon Mr. Taylor executing his letter of appointment and 50,000 every six months thereafter.

On October 13, 2010, the Company assumed a Services Agreement entered between AMP and Larry Lyons pursuant to which the Company issued Larry Lyons an option to purchase 110,000 shares of voting common stock for a term of three years with a per share exercise option price of $0.73. The option shall vest as follows: 50,000 shares as of the date of October 13, 2010 (effective date); 20,000 shares within six months of the effective date; 20,000 shares within 12 months of the effective date; 20,000 shares within 18 months of the effective date.

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

AMP HOLDING INC.

Dated: November 15, 2010	By:	/s/ Stephen S. Burns
Name: Stephen Burns
Title: Chief Executive Officer, Chief Financial Officer, Treasurer, Secretary and Director (Principal Executive, Financial and Accounting Officer)