Form 10-K
period 2010-12-31
AMP Holding Inc.
filed 2011-03-31
CIK 1425287

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT

Commission file number: 000-53704

AMP HOLDING INC.
(Name of registrant as specified in its charter)

Nevada	26-1394771
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4540 Alpine Avenue
Blue Ash, Ohio 45242	513-360-4704
(Address of principal executive offices)	(Registrant’s telephone number)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of June 30, 2010, the last business day of the Registrant’s most recently completed second fiscal quarter, the market value of our common stock held by non-affiliates was $9,736,000.

The number of shares of the Registrant’s common stock, $0.001 par value per share, outstanding as of March 29, 2011, was 29,534,133. We have no other classes of common equity.

AMP Holding Inc.
Annual Report on Form 10-K
For the Year Ended December 31, 2010

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

PART I

Item 1. Business

On December 28, 2009, we entered into and closed a Share Exchange Agreement with the shareholders (AMP Shareholders) of Advanced Mechanical Products, Inc. (n/k/a AMP Electric Vehicles, Inc.) (AMP) pursuant to which we acquired 100% of the outstanding securities of AMP in exchange for 14,890,904 shares of our common stock. Considering that, following the merger, the AMP Shareholders control the majority of our outstanding voting common stock and we effectively succeeded our otherwise minimal operations to those that are theirs, AMP is considered the accounting acquirer in this reverse-merger transaction. A reverse-merger transaction is considered, and accounted for as, a capital transaction in substance; it is equivalent to the issuance of AMP securities for our net monetary assets, which are de minimus, accompanied by a recapitalization. Accordingly, we have not recognized any goodwill or other intangible assets in connection with this reverse merger transaction. AMP is the surviving and continuing entity and the historical financials following the reverse merger transaction will be those of AMP. We were a "shell company" (as such term is defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended) immediately prior to our acquisition of AMP pursuant to the terms of the Share Exchange Agreement. As a result of such acquisition, our operations our now focused on the design, marketing and sale of modified automobiles with an all electric drivetrain and battery systems. Consequently, we believe that acquisition has caused us to cease to be a shell company as we no longer have nominal operations. The Company formally changed its name to AMP Holding Inc. on May 24, 2010.

Overview

AMP designs, sells and delivers modified automobiles with an all electric drivetrain and battery system that allows the vehicle to perform just like a vehicle with an internal combustion engine (“ICE”), but with no emissions or burning of fossil fuels. Using its drivetrain system, the Company converts an existing vehicle to an all-electric vehicle instead of a vehicle that burns gasoline. AMP’s vision is to engineer electric drivetrains and to be a supplier and integrator for Crossover and SUV sized vehicles. Our vision is to bring electrification to full size mainstream vehicles that are popular with both fleets and consumers. The largest vehicle segment in the U.S. is the SUV segment and we have one of the only electric full size SUV solutions available. This is due to our patent pending, powerful, yet highly efficient electric powertrain. We intend to take advantage of our early mover status and the reputation we have built as a leader in the electrification of larger vehicles, to become a world leader in the emerging Electric Vehicle (EV) marketplace.

Our powertrains encompass the complete motor assemblies, battery packs, computers and software required for vehicle electrification. In addition to designing and manufacturing our powertrains, we convert popular Internal Combustion Engines (ICE) based vehicles to all electric vehicles by replacing the ICE components with our electric powertrain.  Our first mainstream conversion is the 2010/2011 GM Chevrolet Equinox.  Our immediate target for our conversion services are fleet customers.

AMP’s approach to the commercial market is to provide 100% electric vehicles with industry-leading technology at a low cost level. Leveraging current industry capacity and infrastructure versus designing, engineering, testing and capitalizing an all new vehicle model, as is the approach by many in the industry for many EV companies, AMP has the potential to enhance the business model for electric vehicles. This strategy expands the market opportunity and revenue potential for AMP to include business from OEMs, fleets and previously produced vehicles on the road today.  AMP provides the basis for vehicle electrification that meets the same key customer metrics for range and acceleration as smaller EV’s.  This results in a unique market opportunity for AMP, one that is greater than most electric vehicle competitors in the market today. By utilizing existing and qualified vehicles, AMP can focus its attention and investment specifically on advanced electric drive train solutions. Further, by using well designed base vehicles, AMP can leverage the safety, handling and amenities invested into many of today’s vehicles while not “reinventing” the base vehicle. The result is a well featured vehicle with the added advantage of a quieter ride and a fraction of the operating and maintenance costs.

Market for Electric Vehicles

Most experts agree that the electric vehicle industry is here to stay and will continue to grow. There are various infrastructure issues that are being slowly resolved, at different levels of aggressiveness depending on country and state and city. These include power stations capacity, battery and charging technology; private investments and government support programs for assistance to overcome these hurdles. Because crude oil is a finite resource, the costs of gasoline will only increase and have a significant impact on demand for EVs. The aforementioned point will lead to a steady increase in the cost of fuel over the next 10 to 15 years which bodes well for alternative propulsion solutions and specifically EV demand. Various companies are poised to launch a number of new “electric” products over the next several years from 100% electric vehicles to hybrid vehicles and from compact vehicles to large commercial vehicles for both retail and fleet customers.

Market Strategy

AMP is targeting the Mid-size utility segment. Most current electric vehicles are grouped in the small car segment, Nissan Leaf, Think, Ford Focus or Mitsubishi i-MiEV, and Volt, or are highly priced, such as the Tesla Roadster or Fisker Karma. Virtually no competitors are entering this large midsize utility/crossover vehicle segment. AMP is able to enter this segment because it has developed the intellectual property (e-motor drivetrain, software and vehicle integration) to provide the power solution for these larger vehicles that consumers want to drive

Research and Development

We conduct all of our research and development in-house at our facilities in Cincinnati, Ohio.

Competition

There are numerous electric vehicle companies and many types of electric vehicles, from 3-wheel mini vehicles to large commercial trucks. All these vehicles are in various stages of development/completion.

Current available all-electric products include Tesla Motors Roadster, a high performance 2-seater sports car priced over $100,000, and the Nissan Leaf, a 5-seater, 4-door hatchback priced in the low $30,000’s. There is also the Chevy Volt, a 4-door hatchback, 4-seater priced at $41,000, which is a hybrid vehicle that uses both gasoline and electricity and therefore, not a pure EV, so it will attract a different type of buyer than our customer base. Selected other projected entries include:  Toyota RAV 4 EV, 5-seat CUV, target date 2012; the Tesla Motors Model S, 4-door, 7-seat sedan, target date 2012; the Fisker Automotive, luxury 4-door sedan PHEV, target intro late 2011; Opel Ampera PHEV, shared platform with Chevy Volt, target intro in Europe 2011; Ford Focus EV, based on next generation Focus, target intro 2011; Ford Escape PHEV, based on 5-seater Escape SUV, target intro 2012; Azure Dynamics Ford Tourneo Connect EV, a passenger version of the Transit Connect EV with rear passenger seats, to be used as a taxi and shuttle service vehicle, target intro 2011; Think City EV, a two-seater, currently selling in Europe, target intro in U.S. end of 2011; Mitsubishi iMiev, 5 door, 4 seat hatchback, target intro in U.S. late 2011; CODA sedan EV, 4-door 5 passenger sedan, target intro late 2011/12; and the Chrysler Fiat and NICE e500 Micro-Vett EV, intro in 2012.

Primary fleet EV competitors include Azure Dynamics, Enova, Bright Automotive, and EnVision Motor Company. Azure’s Ford Transit Connect and Enova have focused on specialized, Class 3-5 vehicles (delivery vans and shuttle buses). Bright Automotive will have a 100-mpg plug-in hybrid electric fleet commercial van vehicle and plans to manufacture full-size vans with design, engineering, and supplier sourcing capabilities. Therefore, these companies don’t compete in the same product segments as AMP at this time. However, EnVision builds a 7 passenger wagon, a cargo van and a truck that is currently for sale in Europe and will begin production in the US in the next few months. They use a similar business model to AMP’s and products are priced at around $40,000.

Overseas Electric Vehicles: While there are many overseas electric car companies and vehicles, there are only a few overseas companies that have vehicles that may be slightly closer in size and intent to AMP’s full-size/SUV strategy; however, these vehicles are primarily in the concept or development stage. They include the Volvo V70 PHEV 4-door sedan 5 passenger station wagon, and the Renault Kangoo light commercial EV aimed at business users in Europe. Renault advertises this vehicle as having the same practical functions as the internal combustion-engine version, which is a strategy similar to AMP’s. Chinese companies are also entering the EV market, with primarily smaller vehicles; however, with government mandates and heavy financial subsidies, China will likely enter the EV market very rapidly.

Intellectual Property

The company has multiple pending US patent applications and also plans to pursue appropriate foreign patent protection on those inventions. The company also has five pending trademark applications and two issued trademark registrations in the US with intent to pursue foreign trademark registration as well.

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

Number of Employees.

We currently have 33 employees, 27 full time and 6 part-time, of which 4 are administrative, 3 are accounting/finance, 12 are engineering/R&D, 3 are IT, 2 are sales/marketing, and 9 are manufacturing.  None of our employees are represented by a labor union.  We have not experienced any work stoppages and consider our relations with our employees to be good.

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

AMP incurred a net loss amounting to $8,393,058 for the period from inception (February 20, 2007) through December 31, 2010.  In addition, as of December 31, 2010, AMP has a working capital deficiency of $331,418. If we incur additional significant operating losses, our stock price, may decline, perhaps significantly.

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

Our success depends on the continuing services of James E. Taylor, CEO and Stephen Burns, our President.  The loss of Mr. Taylor or Mr. Burns could have a material and adverse effect on our business operations.  Additionally, the success of the Company’s operations will largely depend upon its ability to successfully attract and maintain competent and qualified key management personnel. As with any company with limited resources, there can be no guaranty that the Company will be able to attract such individuals or that the presence of such individuals will necessarily translate into profitability for the Company.  Our inability to attract and retain key personnel may materially and adversely affect our business operations.

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

In the electric vehicle market in the United States, we compete with large manufacturers, including GM, Tesla and Nissan who have more significant financial resources, established market positions, long-standing relationships with customers and dealers, and who have more significant name recognition, technical, marketing, sales, manufacturing, distribution, financial and other resources than we do. Each of these companies is currently selling a hybrid or electric vehicle or is working to develop, market, and sell advanced technology vehicles in the United States market. The resources available to our competitors to develop new products and introduce them into the marketplace exceed the resources currently available to us.  This intense competitive environment may require us to make changes in our products, pricing, licensing, services, distribution, or marketing to develop a market position.

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

Recent Federal legislation, including the Sarbanes-Oxley Act of 2002, has resulted in the adoption of various corporate governance measures designed to promote the integrity of the corporate management and the securities markets. Some of these measures have been adopted in response to legal requirements. Others have been adopted by companies in response to the requirements of national securities exchanges, such as the NYSE or the NASDAQ Stock Market, on which their securities are listed. Among the corporate governance measures that are required under the rules of national securities exchanges are those that address board of directors' independence, audit committee oversight, and the adoption of a code of ethics. We intend to adopt certain corporate governance measures such as a code of ethics and establish an Audit Committee, Nominating and Corporate Governance Committee, and Compensation Committee of our board of directors. Prospective investors should bear in mind our current lack of both corporate governance measures in formulating their investment decisions.

We may be exposed to potential risks relating to our internal controls over financial reporting and our ability to have those controls attested to by our independent auditors.

As directed by Section 404 of the Sarbanes-Oxley Act of 2002 ("SOX 404"), the Securities and Exchange Commission adopted rules requiring smaller reporting companies, such as our company, to include a report of management on the company's internal controls over financial reporting in their annual reports for fiscal years ending on or after December 15, 2007.  We were required to include the management report in annual reports starting with the year ending December 31, 2009.  Previous SEC rules required a non-accelerated filer to include an attestation report in its annual report for years ending on or after June 15, 2010.  Section 989G of the Dodd-Frank Act added SOX Section 404(c) to exempt from the attestation requirement smaller issuers that are neither accelerated filers nor large accelerated filers under Rule 12b-2.  Under Rule 12b-2, subject to periodic and annual reporting criteria, an “accelerated filer” is an issuer with market value of $75 million, but less than $700 million; a “large accelerated filer” is an issuer with market value of $700 million or greater.  As a result, the exemption effectively applies to companies with less than $75 million in market capitalization.  Item 9a of this filing, Controls and Procedures, indicates the company’s controls and procedures were not effective.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our principal offices are located at 4540 Alpine Road, Blue Ash, Ohio 45242, which include 3,000 square feet in office space and 12,000 square feet in manufacturing/development space.  We pay $8,500 per month in rent and our current lease expires in September of this year.  AMP will have to locate a new location for office and manufacturing/development space.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock was quoted on the OTCBB and OTCQB under the symbol "TTSO" from July 14, 2009 through May 24, 2010 and then under the symbol “AMPD” from May 24, 2010 to present. The following table sets forth the range of high and low prices per share of our common stock for each period indicated.  As there was no trading in 2009, we have only included data for 2010.

Quarters Ended	Mar 31				Jun 30		Sept 30		Dec 31
	High		Low		High	Low	High	Low	High	Low
2010	$	n/a	$	n/a	$1.05	$0.51	$0.85	$0.51	$1.05	$0.55

Holders of our Common Stock

As of March 29, 2011, there were approximately 118 stockholders of record of our common stock. This number does not include shares held by brokerage clearing houses, depositories or others in unregistered form.  The stock transfer agent for our securities is Empire Stock Transfer, Inc., 1859 Whitney Mesa Drive, Henderson, Nevada 89014.

Dividends

The Company has never declared or paid any cash dividends on its common stock. The Company currently intends to retain future earnings, if any, to finance the expansion of its business. As a result, the Company does not anticipate paying any cash dividends in the foreseeable future.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth the aggregate information of our equity compensation plans in effect as of December 31, 2010:

Plan	Number of securities to be issued upon exercise of outstanding options and rights	Weighted-average exercise price of outstanding options and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in first column)
Equity compensation plans approved by security holders – 2010 Stock Incentive Plan	1,730,000	$ 0.40	270,000
Equity compensation plans or arrangements not approved by security holders	9,922,985	$ 0.83	0
Total	11,652,985	$ 0.77	270,000

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

•	contains a brief, clear, narrative description of a dealer market, including "bid" and "ask" price for the penny stock and the significance of the spread between the bid and ask price;
•	contains a toll-free telephone number for inquiries on disciplinary actions;
•	defines significant terms in the disclosure document or in the conduct of trading penny stocks; and
•	contains such other information and is in such form (including language, type, size and format) as the Securities and Exchange Commission shall require by rule or regulation.

The broker-dealer also must provide, prior to effecting any transaction in a penny stock, to the customer:
•	the bid and offer quotations for the penny stock;
•	the compensation of the broker-dealer and its salesperson in the transaction;
•	the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and
•	monthly account statements showing the market value of each penny stock held in the customer's account.

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

The Series A Stock is convertible, at any time at the option of the holder, into common shares of the Company based on a conversion price of $4.70588 per share.  The Series A Stock has a par value of $0.001 per share.  The holders of the Series A Stock are not entitled to convert the Series A Stock and receive shares of common stock such that the number of shares of common stock held by them in the aggregate and their affiliates after such conversion or exercise does not exceed 4.99% of the then issued and outstanding shares of common stock.  The Series A Stock has voting rights on an as converted basis. Holders of the Series A Stock are not entitled to receive dividends and do not hold any liquidation rights.

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

On January 13, 2010, the Company entered into a letter agreement with Maggie Moran, a director of the Company, The Company has agreed to pay Ms. Moran $40,000 per year and issue Ms. Moran an option to acquire 325,000 shares of common stock for five years with an exercise price of $0.40 per share.  The options vest at 75,000 upon Ms. Moran executing her letter of appointment and 50,000 every six months thereafter.

From January 7, 2010 to March 4, 2010, the Company entered into subscription agreements with various accredited investors pursuant to which the investors purchased 1,042,062 shares of the Company’s common stock for an aggregate purchase price of $340,275.

On March 4, 2010, the Company compensated John Carris Investments LLC, as placement agent (“JCI”), for assisting in the sale of common stock by paying a commission in the aggregate amount of $35,528 and issuing JCI a common stock purchase warrant to purchase 105,704 shares of the Company’s common stock at an exercise price of $0.336 per share.

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

From March 15, 2010 through October 22, 2010, the Company sold an aggregate of 7,256,000 shares of common stock for an aggregate purchase price of $2,902,400 to accredited investors.  The closings occurred on the following dates:
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

From March 15, 2010 through October 22, 2010, the Company compensated JCI as placement agent for assisting in the sale of common stock by paying it commissions in the aggregate amount of $290,240 and issuing the placement agent a common stock purchase warrants to purchase 725,600 shares of the Company’s common stock at an exercise price of $.40 per share.

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

On December 8, 2010, Mr. Taylor entered into an employment agreement with the Company pursuant to which he was appointed as the Chief Executive Officer and Vice-Chairman of the Company in consideration of an annual salary of $300,000.  Additionally, Mr. Taylor will be eligible for annual bonuses with a target amount of 100% of his salary.  The actual amount of any bonus may be more or less than such target and will be determined by the board of directors in its absolute discretion.  Half of the bonus may be paid, in the Company’s discretion, in unregistered shares of common stock at a price per share equal to the weighted average closing price per share of the common stock over the twenty most recent trading days prior to such grant. In addition to the salary and any bonus, Mr. Taylor will be entitled to receive health and fringe benefits that are generally available to the Company’s management employees.  As additional compensation, the Company granted Mr. Taylor options to acquire 1,200,000 shares of common stock at an exercise price of $0.72 per share for a period of ten years.  The Company also provided Mr. Taylor with a common stock purchase warrant to acquire 600,000 shares of common stock exercisable at any time in the five years following the signing of the agreement at an exercise price of $2.00 per share.

On December 8, 2010, Stephen S. Burns entered into an employment agreement with the Company pursuant to which he was appointed as the President of the Company in consideration of an annual salary of $200,000, however, only 50% of the salary ($100,000) will be payable at this time.  The remaining 50% of the salary will accrue and be deferred until the board of directors elects to increase the salary to include all or a portion of the deferred salary based on certain events.  Additionally, Mr. Burns will be eligible for annual bonuses with a target amount of 100% of his salary.  The actual amount of any bonus may be more or less than such target and will be determined by the Board in its absolute discretion. Half of the bonus may be paid, in the Company’s discretion, in unregistered shares of common stock at a price per share equal to the weighted average closing price per share of the common stock over the twenty most recent trading days prior to such grant.  In addition to the salary and any bonus, Mr. Burns will be entitled to receive health and fringe benefits that are generally available to the Company’s management employees in accordance with the then existing terms and conditions of the Company’s policies. As additional compensation, the Company granted Mr. Burns options to acquire 300,000 shares of common stock at an exercise price of $0.72 per share for a period of ten years.  The Company also provided Mr. Burns with a common stock purchase warrant to acquire 300,000 shares of Common Stock exercisable at any time in the five years following the signing of the agreement at an exercise price of $2.00 per share.

On December 8, 2010, Mr. Paresi entered into a letter agreement with the Company pursuant to which he was appointed as a director of the Company in consideration of an annual fee of $60,000.  Additionally, the Company granted Mr. Paresi options to purchase 500,000 shares of the Company’s common stock at $0.72 per share.  The options will expire five years from the vesting date with 125,000 options vesting upon the signing of the agreement and 75,000 every six months thereafter for a total of 500,000 shares.  In addition, the Company granted Mr. Paresi a common stock purchase warrant to acquire 500,000 shares of common stock exercisable at any time in the five years following the signing of the agreement at an exercise price of $2.00 per share. There is no understanding or arrangement between Mr. Paresi and any other person pursuant to which Mr. Paresi was selected as the Chairman of the Board of Directors of the Company.  Mr. Paresi does not have any family relationship with any director, executive officer or person nominated or chosen by us to become the Chairman of the Board of Directors or an executive officer.  Since January 1, 2009, Mr. Paresi has not had a direct or indirect material interest in any transaction or proposed transaction, in which the Company was or is a proposed participant exceeding $120,000.

From December 3, 2010 through March 29, 2011, the Company sold an aggregate of 3,364,983 shares of common stock and common stock purchase warrants (the "Warrants") to acquire 1,682,492 shares of common stock of the Company for an aggregate purchase price of $2,018,990 to accredited investors. The Warrants are exercisable for two years at an exercise price of $0.80. The closings occurred on the following dates:

•	On December 3, 2010, the Company sold 586,667 shares of common stock and Warrants to acquire 293,334 shares of common stock for an aggregate consideration of $352,000.
•	On December 17, 2010, the Company sold 483,333 shares of common stock and Warrants to acquire 241,667 shares of common stock for an aggregate consideration of $290,000.
•	On December 31, 2010, the Company sold 500,000 shares of common stock and Warrants to acquire 250,000 shares of common stock for an aggregate consideration of $300,000.
•	On January 26, 2011, the Company sold 436,667 shares of common stock and Warrants to acquire 218,333 shares of common stock for an aggregate consideration of $262,000.
•	On February 17, 2011, the Company sold 208,333 shares of common stock and Warrants to acquire 104,167 shares of common stock for an aggregate consideration of $125,000.
•	On March 1, 2011, the Company sold 158,333 shares of common stock and Warrants to acquire 79,167 shares of common stock for an aggregate consideration of $95,000.
•	On March 3, 2011, the Company sold 208,317 shares of common stock and Warrants to acquire 104,158 shares of common stock for an aggregate consideration of $124,990.
•	On March 16, 2011, the Company sold 133,333 shares of common stock and Warrants to acquire 66,667 shares of common stock for an aggregate consideration of $80,000.
•	On March 28, 2011, the Company sold 350,000 shares of common stock and Warrants to acquire 175,000 shares of common stock for an aggregate consideration of $210,000.
•	On March 29, 2011, the Company sold 300,000 shares of common stock and Warrants to acquire 150,000 shares of common stock for an aggregate consideration of $180,000.

From December 3, 2010 through March 29, 2011, the Company compensated JCI as placement agent for assisting in the sale of the securities by paying it commissions in the aggregate amount of $201,899 and issuing the placement agent common stock purchase warrants to purchase 336,498 shares of the Company's common stock at an exercise price of $.60 per share.

On January 12, 2011, Paul V. Gonzales and the Company entered into an Employment Agreement pursuant to which Mr. Gonzales agreed to serve as the Chief Financial Officer of the Company.  Pursuant to the terms of the Employment Agreement, Mr. Gonzales shall receive an annual salary of $150,000.  Additionally, Mr. Gonzales will be eligible for annual bonuses with a target amount of 100% of his salary.  The actual amount of any bonus may be more or less than such target and will be determined by the CEO of the Company in his discretion pursuant to certain guidelines and parameters set by the Board of Directors.  Half of the bonus may be paid, in the CEO’s discretion in unregistered shares of common stock at a price per share equal to the weighted average closing price per share of the common stock over the twenty most recent trading days prior to such grant. In addition to the salary and any bonus, Mr. Gonzales will be entitled to receive health and fringe benefits that are generally available to the Company’s management employees.  As additional compensation, the Company granted Mr. Gonzales options to acquire 200,000 shares of common stock at an exercise price of $0.81 per share for a period of ten years.

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

Results of Operations

Year Ended December 31, 2010 Compared to Year Ended December 31, 2009

Revenue.  Revenue was $140,707 for the year ended December 31, 2010 and consisted of a limited number of experimental vehicles.  We did not generate revenue for the year ended December 31, 2009.

Expenses.  Our expenses for the year ended December 31, 2010 were $5,160,270 and included payroll and payroll taxes ($1,327,002), stock based compensation ($1,436,979), batteries, motors and supplies ($719,644) and legal and professional ($370,037). Our expenses for the year ended December 31, 2009 were $1,528,020 and included payroll and payroll taxes ($702,233), batteries, motors and supplies ($301,797) and legal and professional ($136,145). The reason for the increase in comparing the year ended 2010 to 2009 was an increase in activity in developing and promoting our products which included the hiring of additional employees.

Net loss.  Net loss for the years ended December 31, 2010 and 2009 were $5,028,106 and $1,524,923, respectively.

Liquidity and Capital Resources

As of December 31, 2010, we had current assets of $453,190 including cash of $385,293 and current liabilities of $784,608. As of December 31, 2009, we had current assets of $13,688 including cash of $0 and current liabilities of $583,406.

Operating Activities

Our operating activities from continuing operations resulted in net cash used by operations of $3,251,514 for the year ended December 31, 2010 compared to net cash used by operations of $1,240,975 for the year ended December 31, 2009. The net cash used by operations for the year ended December 31, 2010 reflects a net loss of $5,028,106 offset by stock based compensation of $1,436,979, depreciation of $40,733, accounts payable, related parties of $144,172, account payables of $131,981, stock issued for legal services of $87,000, an increase in accounts receivable of $58,042, and other minor factors. The net cash used by operations for the year ended December 31, 2009 reflects a net loss of $1,524,923 offset by depreciation of $34,864, customer deposits of $96,000, account payables of $157,736 and other minor factors.

Investing Activities

Our investing activities resulted in a net cash outflow of $26,014 for the year ended December 31, 2010 compared to a net cash inflow of $8,649 for the year ended December 31, 2009. Cash used in investing activities principally represents capital expenditures offset by proceeds from the sale of assets and repayments of an advance to a related party.

Financing Activities

Our financing activities resulted in a cash inflow of $3,662,821 for the year ended December 31, 2010 and $1,174,023 for the year ended December 31, 2009, which principally represents proceeds from the issuance of common stock.

Presently, due to the lack of revenue we are not able to meet our operating and capital expenses. There is doubt about our ability to continue as a going concern, as the continuation of our business is dependent upon successful roll out of our products and maintaining a break even or profitable level of operations. We have incurred operating losses since inception, and this is likely to continue through the fiscal year ending December 31, 2011.

We require funds to enable us to address our minimum current and ongoing expenses, expand marketing and promotion activity connected with the development and marketing of our products and to increase market share. Our cash on hand will not be sufficient to satisfy all of our cash requirements as we continue to progress and expand. We estimate that we will require between $12,000,000 and $15,000,000 to carry out our business plan for the next twelve months. Because we cannot anticipate when we will be able to generate revenues from sales, we will need to raise additional funds to continue to develop our business, respond to competitive pressures and to respond to unanticipated requirements or expenses. If we are not able to generate significant revenues from the sale of our products, we will not be able to maintain our operations or achieve a profitable level of operations.

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

Critical Accounting Policies and Estimates

The following accounting principles and practices of AMP are set forth to facilitate the understanding of data presented in the consolidated financial statements:

Nature of operations

A developing stage company, AMP is a technology-driven business that delivers a full-performance, all electric, powertrain for passenger vehicles. Operating with three specific approaches, AMP converts existing internal combustion engine based vehicles to AMP designed and manufactured all electric powertrains, provides original equipment manufacturers (OEM’s) with AMP designed and manufactured modular electric components, and provides electric powertrain engineering and consulting services to end-users. AMP has not recorded significant revenue since inception in February 2007, and is developing its operations through a sale, design and manufacturing facility located in Cincinnati, Ohio.

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

Advertising

Advertising and public relation costs are charged to operations when incurred. Advertising and public relation expense was approximately $261,000 and $65,000 for the years ended December 31, 2010 and 2009 and $543,000 for the period from inception to December 31, 2010, respectively.

Income taxes

With the consent of its shareholders, at the date of inception, AMP elected under the Internal Revenue Code to be taxed as an S corporation. Since shareholders of an S corporation are taxed on their proportionate share of the Company’s taxable income, an S corporation is generally not subject to either federal or state income taxes at the corporate level.  On December 28, 2009 pursuant to the merger transaction with TSO, Inc. the company revoked its election to be taxed as an S-corporation.  As minimal activity occurred from the date of this merger to December 31, 2009, no provision or liability for federal or state income taxes has been included in the financial statements.  Net operating losses of approximately $3,600,000 are available for carryover to be used against taxable income generated through 2030.  TSO had not filed income tax returns during its period as a shell company.

Research and development costs

AMP expenses research and development costs as they are incurred. Research and development expense incurred was approximately $2,620,000 and $1,140,000 for the years ended December 31, 2010 and 2009 and $4,779,000 for the period from inception to December 31, 2010, respectively, consisting of consulting, payroll and payroll taxes, engineering temporaries, purchased supplies, legal fees, parts and small tools.

Subsequent events

The Company evaluates events and transactions occurring subsequent to the date of the financial statements for matters requiring recognition or disclosure in the financial statements. .

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company, we are not required to include disclosure under this item.

Item 8. Financial Statements and Supplementary Data

AMP Holding Inc.
(A Development Stage Company)

Financial Statements

December 31, 2010 and 2009

With Report of Independent Registered
 Public Accounting Firm

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
AMP Holding Inc. (A Developing Stage Company)
Cincinnati, Ohio

We have audited the accompanying balance sheets of AMP Holding Inc. (A Developing Stage Company) as of December 31, 2010 and 2009 and the related statements of operations, stockholders’ equity, and cash flows for the years then ended and for the period from inception, February 20, 2007, to December 31, 2010.  These financial statements are the responsibility of the company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of AMP Holding Inc. as of December 31, 2010 and 2009, and the results of its operations and its cash flows for the years then ended and for the period from inception, February 20, 2007, to December 31, 2010 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As described in note 1, the Company has not had significant sales and has negative working capital and stockholder’s deficits, which raise substantial doubt about its ability to continue as a going concern.  Management’s plan in regard to this matter is also discussed in note 1.  The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Cincinnati, Ohio
March 31, 2011

105 east fourth street, suite 1500
 cincinnati, ohio 45202

 www.cshco.com
 p. 513.241.3111
 f. 513.241.1212

cincinnati   |   columbus   |   dayton   |   middletown   |   springfield

AMP Holding Inc.
(A Developing Stage Company)
Balance Sheets
December 31, 2010 and 2009

Assets	2010	2009

Current assets:
Cash in bank	$385,293	$-
Accounts receivable	58,042	-
Deposits	9,855	8,500
Prepaid expenses	-	5,188
	453,190	13,688
Property, plant and equipment:
Software	5,325	5,325
Equipment	128,176	118,426
Vehicles and prototypes	90,625	56,366
	224,126	180,117
Less accumulated depreciation	147,955	114,111
	76,171	66,006

	$529,361	$79,694

Liabilities and Stockholders' Equity (Deficit)

Current liabilities:
Cash overdraft	$-	$2,523
Accounts payable	451,422	319,441
Accounts payable, related parties	206,614	62,442
Customer deposits	77,393	96,000
Notes payable	-	60,000
Shareholder advances	43,000	43,000
Current portion of long term debt	6,179	-
	784,608	583,406

Long-term debt	25,253	-

Commitments and contingencies	-	-

Stockholders' equity (deficit):
Series A preferred stock, par value of $.001 per share 75,000,000 shares shares authorized, 9,000 shares issued and outstanding at December 31, 2010
and 8,375 shares issued and outstanding at December 31, 2009	9	8
Common stock, par value of $.001 per share 250,000,000 shares authorized,
27,712,401 shares issued and outstanding at December 31, 2010 and
17,769,836 shares issued and outstanding at December 31, 2009	27,713	1,270
Additional paid in capital	6,647,857	2,859,962
Stock based compensation	1,436,979	-
Accumulated deficit during the development stage	(8,393,058)	(3,364,952)
	(280,500)	(503,712)

	$529,361	$79,694

See accompanying notes to financial statements.

AMP Holding Inc.
(A Developing Stage Company)
Statements of Operations
For the Years Ended December 31, 2010 and 2009
and the Period Form Inception,
February 20, 2007 to December 31, 2010

	Year Ended December 31, 2010	Year Ended December 31, 2009	Since Date of Inception, February 20, 2007 to December 31, 2010

Sales	$140,707	$-	$140,707

Expenses:
Payroll and payroll taxes	1,327,002	702,233	2,649,698
Employee benefits	133,156	82,376	274,728
Stock based compensation	1,436,979	7,983	1,454,719
Batteries and motors and supplies	719,644	301,797	1,363,182
Legal and professional	370,037	136,145	884,005
Advertising	260,500	65,152	543,340
Consulting	284,551	-	284,551
Engineering temporary labor	203,792	20,223	224,015
Travel and entertainment	88,818	53,255	186,508
Depreciation	40,733	34,864	171,341
Rent	100,585	31,930	163,535
Insurance	86,489	30,751	128,723
Facilities, repairs & maintenance	49,892	27,223	79,650
Utilities	28,519	22,954	63,047
Interest and bank fees	13,199	736	15,855
Other	16,374	10,398	41,422
	5,160,270	1,528,020	8,528,319
Net loss from operations during the
development stage	(5,019,563)	(1,528,020)	(8,387,612)

Other income (loss):
Gain (Loss) on sale of assets	(8,543)	3,097	(5,446)

Net loss during the development stage	$(5,028,106)	$(1,524,923)	$(8,393,058)

Basic loss per share	$(0.23)	$(6.20)	$(0.44)

Weighted average number of common
shares outstanding	22,019,054	245,770	18,878,328

See accompanying notes to financial statements.

AMP Holding Inc.
(A Developing Stage Company)
Statement of Stockholders’ Equity
Form Inception, February 20, 2007
to December 31, 2010

	Common Stock		Series A Preferred Stock		Additional	Stock	Accumulated Deficit During the	Total
	Number of Shares	Amount	Number of Shares	Amount	Paid-in Capital	Based Compensation	Development Stage	Stockholders' Equity

Beginning capital - inception	-	$-	-	$-	$-	$-	$-	$-

Issuance of common stock, and fulfillment
of stock subscriptions receivable	515	900,000	-	-	-	-	-	900,000
Net loss from operations, period of inception,
February 20, 2007 to December 31, 2007	-	-	-	-	-	-	(456,145)	(456,145)
	515	$900,000	-	$-	$-	$-	$(456,145)	$443,855

Issuance of common stock, and fulfillment
of stock subscriptions receivable	307.5	875,000	-	-	-	-	-	875,000
March 10, 2008 stock dividend	4,480	-	-	-	-	-	-	-
Share based compensation for the year
ended December 31, 2008	-	9,757	-	-	-	-	-	9,757
Net loss from operations, year ended
December 31, 2008	-	-	-	-	-	-	(1,383,884)	(1,383,884)
	5,302.5	$1,784,757	-	$-	$-	$-	$(1,840,029)	$(55,272)

January 1, 2009 stock re-pricing agreement	1,287.5	-						-
Issuance of common stock, and fulfillment
of stock subscriptions receivable	12,015	753,511	-	-	49,989	-	-	803,500
Share based compensation to
December 28, 2009	-	7,983	-	-	-	-	-	7,983
Shares issued out of stock option plan on
December 31, 2009	230	-	-	-	-	-	-	-
Net effect of purchase accounting adjustments	1,250,439	(2,544,981)	-	-	2,544,981	-	-	-
Conversion of convertible notes	-	-	8,375	8	264,992	-	-	265,000
Net loss from operations, year ended
December 31, 2009	-	-	-	-	-	-	(1,524,923)	(1,524,923)
	1,269,274	$1,270	8,375	$8	$2,859,962	$-	$(3,364,952)	$(503,712)

Conversion of convertible note	2,125	2	-	-	9,998	-	-	10,000
Issuance of preferred stock, and fulfillment
of stock subscriptions receivable	-	-	625	1	24,999	-	-	25,000
Issuance of common stock, and fulfillment
of stock subscriptions receivable	171,969	172	-	-	745,207	-	-	745,379
Shares issued for forward split of common
stock on a 14:1 basis	18,766,397	18,766	-	-	(18,766)	-	-	-
Issuance of common stock, and fulfillment
of stock subscriptions receivable	7,401,000	7,401	-	-	2,939,559	-	-	2,946,960
Conversion of account payable	101,636	102	-	-	86,898	-	-	87,000
Share based compensation for the year
ended December 31, 2010	-	-	-	-	-	1,436,979	-	1,436,979
Net loss from operations, year ended
December 31, 2010	-	-	-	-	-	-	(5,028,106)	(5,028,106)
	27,712,401	$27,713	9,000	$9	$6,647,857	$1,436,979	$(8,393,058)	$(280,500)

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

Legal services valued at $87,000 were accepted as consideration for issuance of common stock on December 21, 2010.
See accompanying notes to financial statements.

AMP Holding Inc.
(A Developing Stage Company)
Statements of Cash Flows
For the Years Ended December 31, 2009 and 2008
and the Period Form Inception,
February 20, 2007 to December 31, 2010

	Year Ended December 31, 2010	Year Ended December 31, 2009	Since Date of Inception, February 20, 2007 to December 31, 2010

Cash flows from operating activities:
Net loss during the development stage	$(5,028,106)	$(1,524,923)	$(8,393,058)
Adjustments to reconcile net loss from operations
to cash used by operations:
Depreciation	40,733	34,864	171,341
Loss (Gain) on sale of asset	8,543	(3,097)	5,446
Stock based compensation	1,436,979	7,983	1,454,719
Advertising	-	-	50,000
Legal fees	87,000	-	87,000
Effects of changes in operating assets and liabilities:			-
Accounts receivable	(58,042)	-	(58,042)
Prepaid expenses and deposits	3,833	(9,538)	(9,855)
Accounts payable	131,981	95,294	451,422
Accounts payable, related parties	144,172	62,442	206,614
Customer deposits	(18,607)	96,000	77,393

Net cash used by operations	(3,251,514)	(1,240,975)	(5,957,020)

Cash flows from investing activities:
Capital expenditures	(41,914)	(25,482)	(191,147)
Proceeds on sale of assets	15,900	17,000	32,900
Advance to related party	-	17,131	-

Net cash provided (used) by investing activities	(26,014)	8,649	(158,247)

Cash flows from financing activities:
Cash overdraft	(2,523)	2,523	-
Proceeds from notes payable	100,000	60,000	160,000
Payments on notes payable	(150,000)	-	(150,000)
Payments on long-term debt	(1,995)	-	(1,995)
Shareholder advances	-	43,000	43,000
Issuance of common and preferred stock	3,717,339	1,068,500	6,449,555

Net cash provided by financing activities	3,662,821	1,174,023	6,500,560

Change in cash	385,293	(58,303)	385,293
Cash at inception, February 20, 2007			-
Cash at December 31, 2008		58,303
Cash at December 31, 2009	-	$-	-
Cash at December 31, 2010	$385,293		$385,293

Supplemental disclosure of non-cash activities:
Vehicles valued at $61,284 were contributed as consideration for issuance of common stock during the period from inception, February 20, 2007, to December 31, 2007.
Consulting services valued at $50,000 were accepted as consideration for issuance of common stock in
October 2008.
During March 2010 a note payable of $10,000 was converted to 29,750 shares of common stock.
A vehicle valued at $33,427 was acquired through bank financing in September 2010.
Legal services valued at $87,000 were accepted as consideration for issuance of common stock in
December 2010.

AMP Holding Inc.
(A Developing Stage Company)
Notes to Financial Statements
December 31, 2010 and 2009
and for the Period From Inception,
February 20, 2007 to December 31, 2010

1.	SUMMARY OF \SIGNIFICANT ACCOUNTING PRINICPLES:
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

On December 28, 2009, the Company entered into and closed a Share Exchange Agreement with the Shareholders of Advanced Mechanical Products, Inc. (n/k/a AMP Electric Vehicles, Inc.) (AMP) pursuant to which the Company acquired 100% of the outstanding securities of AMP in exchange for 14,890,904 shares of TSO common stock. Considering that, following the merger, the AMP Shareholders control the majority of the outstanding voting common stock of the Company, and effectively succeeded TSO’s otherwise minimal operations to those that are AMP.  AMP is considered the accounting acquirer in this reverse-merger transaction.  A reverse-merger transaction is considered and accounted for as a capital transaction in substance; it is equivalent to the issuance of AMP securities for net monetary assets of the Company, which are deminimus, accompanied by a recapitalization. Accordingly, goodwill or other intangible assets have not been recognized in connection with this reverse merger transaction.  AMP is the surviving entity and the historical financials following the reverse merger transaction will be those of AMP.  The Company was a shell company immediately prior to the acquisition of AMP pursuant to the terms of the Share Exchange Agreement.  As a result of such acquisition, the Company operations are now focused on the design, marketing and sale of modified automobiles with an all electric power train and battery systems.  Consequently, we believe that acquisition has caused the Company to cease to be a shell company as it now has operations.  The Company formally changed its name to AMP Holding Inc. on May 24, 2010.

AMP, a developing stage company, is a technology-driven business that delivers a full-performance, all electric, powertrain for passenger vehicles.  Operating with three specific approaches, the Company converts existing internal combustion engine based vehicles to AMP designed and manufactured all electric powertrains, provides original equipment manufacturers (OEM’s) with AMP designed and manufactured modular electric components, and provides electric powertrain engineering and consulting services to end-users.  For the immediate future, the Company is concentrating on the first approach, conversions. The Company has not recorded significant revenue since inception in February 2007, and is developing its operations through a sale, design and manufacturing facility located in Blue Ash, Ohio.

The primary product and service being developed and marketed by the Company is centered on an all electric power train for passenger vehicles.  Management believes there are significant opportunities for sales of their products and services and a potential for obtaining sizable market share.  Sales of product since the inception of the Company, February 20, 2007, through the date of these financial statements consists of a limited number of experimental vehicles only.

Development stage company
Based on the Company's business plan, it is a development stage company since planned principal operations resulting in revenue have not fully commenced. Accordingly, the Company presents its financial statements in conformity with the accounting principles generally accepted in the United States of America that apply to developing enterprises. As a development stage enterprise, the Company discloses its retained earnings (or deficit accumulated) during the development stage and the cumulative statements of operations and cash flows from commencement of development stage to the current balance sheet date. The development stage began in 2007 when the Company was organized.

AMP Holding Inc.
(A Developing Stage Company)
Notes to Financial Statements
December 31, 2010 and 2009
and for the Period From Inception,
February 20, 2007 to December 31, 2010

Basis of presentation
The financial statements have been prepared on a going concern basis, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has limited revenues and has negative working capital and stockholders’ deficits. These conditions raise substantial doubt about the ability of the Company to continue as a going concern.

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

The Company has continued to raise capital since the merger and has raised $1,088,065 less offering costs of $107,699 since December 31, 2010 through the date of these financial statements. Management believes the proceeds from these offerings, future offerings, and the Company’s anticipated revenue provides an opportunity for the Company to continue as a going concern. If additional funding is required, the Company plans to obtain working capital from either equity financing from the sale of common and/or preferred stock.

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

AMP Holding Inc.
(A Developing Stage Company)
Notes to Financial Statements
December 31, 2010 and 2009
and for the Period From Inception,
February 20, 2007 to December 31, 2010

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

Advertising
Advertising and public relation costs are charged to operations when incurred.  Advertising and public relation expense was approximately $261,000 and $65,000 for the years ended December 31, 2010 and 2009 and $543,000 for the period from inception to December 31, 2010, respectively.

Income taxes
With the consent of its shareholders, at the date of inception, AMP elected under the Internal Revenue Code to be taxed as an S corporation. Since shareholders of an S corporation are taxed on their proportionate share of the Company’s taxable income, an S corporation is generally not subject to either federal or state income taxes at the corporate level.  On December 28, 2009 pursuant to the merger transaction with TSO, Inc. the company revoked its election to be taxed as an S-corporation.  As no taxable income has occurred from the date of this merger to December 31, 2010 and any deferred tax assets would be fully reserved, no provision or liability for federal or state income taxes has been included in the financial statements.  Net operating losses of approximately $3,600,000 are available for carryover to be used against taxable income generated through 2030.  TSO had not filed income tax returns during its period as a shell company.

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

Research and development costs
The Company expenses research and development costs as they are incurred.  Research and development expense incurred was approximately $2,620,000 and $1,140,000 for the years ended December 31, 2010 and 2009, and $4,779,000 for the period from inception to December 31, 2010, respectively, consisting of consulting, payroll, payroll taxes, engineering temporaries, purchased supplies, legal fees, parts and small tools.

Basic loss per share
Basic loss per share is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period.  At December 31, 2010 and 2009, no stock equivalents were included in the earnings per share computation because their inclusion would be anti-dilutive.

AMP Holding Inc.
(A Developing Stage Company)
Notes to Financial Statements
December 31, 2010 and 2009
and for the Period From Inception,
February 20, 2007 to December 31, 2010

Related party transactions
Certain stockholders and stockholder family members have advanced funds or performed services for the Company.  These services are believed to be at market rates for similar services from non-related parties.  Related party accounts payable are segregated in the balance sheet.  An experimental vehicle was sold to a stockholder in 2010 for $25,000 which also approximates the selling price to non-related parties.

Reclassifications
Certain reclassifications were made to the prior year financial statements to conform to the current year presentation.  These reclassifications had no effect on previously reported results of operation or shareholders’ equity.

Subsequent events
The Company evaluates events and transactions occurring subsequent to the date of the financial statements for matters requiring recognition or disclosure in the financial statements.

Between January 1, 2011 and March 29, 2011 the Company entered into subscription agreements with various accredited investors who purchased shares of the Company’s common stock for an aggregate purchase price of $1,088,065 less offering costs of $107,699 plus purchase warrants of 107,699 which are immediately exercisable at $0.60 per share.

On January 12, 2011, the Company entered into an agreement appointing an officer of the Company. The Company has agreed to pay the officer $150,000 per year and issued an option to purchase 200,000 shares of common stock over ten years with an exercise price of $0.81 per share.

2. LONG-TERM DEBT:
Long-term debt consists of a $31,432 note payable to a bank due in monthly installments of $635 including interest at 5.04%, with the final payment due August 2015. The note is secured by equipment which has a net book value of $31,199 at December 31, 2010. Aggregate maturities of long-term debt are as follows:

2011	$6,179
2012	6,494
2013	6,832
2014	7,185
2015	4,742
$31,432

3. SHAREHOLDER ADVANCES:
Shareholder advances are unsecured, originally due at the earlier of a closing of financing by the Company or November 30, 2011 with interest at 3%.

4. LEASE OBLIGATION:
In December 2009 the Company began leasing operating facilities under an agreement expiring on September 30, 2011.  Future annual minimum lease payments under the agreement are $76,500 for the year ending December 31, 2011.  Prior to December 2009 the Company leased office/warehouse space under terms of an operating type lease with monthly payments of $1,650.

5. STOCK BASED COMPENSATION:
The Company maintains, as adopted by the board of directors, the 2010 Incentive Stock Plan (the plan) providing for the issuance of up to 2,000,000 options to employees, officers, directors or consultants of the Company. Incentive stock options granted under the plan may only be granted with an exercise price of not less than fair market value of the Company’s common stock on the date of grant (110% of fair market value for incentive stock options granted to principal stockholders).  Non-qualified stock options granted under the plan may only be granted with an exercise price of not less than 85% of the fair market value of the Company’s common stock on the date of grant.  Awards under the plan may be either vested or unvested options.  The unvested options generally vest ratably over eight quarters.  The plan provides that unless otherwise determined, each option expires ten years from the date of grant.

AMP Holding Inc.
(A Developing Stage Company)
Notes to Financial Statements
December 31, 2010 and 2009
and for the Period From Inception,
February 20, 2007 to December 31, 2010

In addition to the plan, the Company maintains other stock based compensation arrangements.  These arrangements provide for the issuance of warrants and options to purchase common stock of the Company.  The terms and awards of the specific arrangements vary.

The fair value of each option award is estimated on the date of grant using a lattice-based option valuation model that uses assumptions concerning expected volatility, expected term, and the expected risk-free rate of return.  For the awards granted in 2010 and 2009, the expected volatility was estimated by management as 50% based on a range of forecasted results.  The expected term of the awards granted is assumed to be the contract life of the options (two, three, five or 10 years as determined in the specific arrangement).  The risk-free rate of return was based on the U.S. Treasury yield curve in effect on the date of grant.  The grant-date fair value of the options and warrants granted during 2010 and 2009, ranged from $0.11 to $0.46.

The following table summarizes the number of units and weighted-average exercise price of options granted pursuant to the Plan as of December 31, 2010 and 2009:

	December 31, 2010		December 31, 2009

Outstanding, beginning of year	-	$-	-	$-
Granted	5,750,000	0.58	-	-
Forfeited or expired	-	-	-	-

Outstanding, end of year	5,750,000	$0.58	-	$-

Exercisable, end of year	2,234,625	$0.55	-	$-

The following table summarizes the number of units and weighted-average grant-date fair value of non-vested options in the Plan as of December 31, 2010 and 2009:

	December 31, 2010		December 31, 2009

Non-vested, beginning of year	-	$-	-	$-
Granted	5,750,000	0.31	-	-
Vested	(2,234,625)	0.30	-	-
Options forfeited or expired	-	-	-	-

Non-vested, end of year	3,515,375	$0.32	-	$-

The estimated weighted-average remaining term of options outstanding at December 31, 2010 is 71 months. The estimated weighted-average remaining term of options exercisable at December 31, 2010 is 67 months.

AMP Holding Inc.
(A Developing Stage Company)
Notes to Financial Statements
December 31, 2010 and 2009
and for the Period From Inception,
February 20, 2007 to December 31, 2010

The following table summarizes the number of units and weighted-average exercise price of warrants granted pursuant to the Plan as of December 31, 2010 and 2009:

	December 31, 2010		December 31, 2009

Outstanding, beginning of year	614,680	$0.39	-	$-
Granted	5,288,305	1.02	614,680	0.39
Forfeited or expired	-	-	-	-

Outstanding, end of year	5,902,985	$0.96	614,680	$0.39

Exercisable, end of year	4,802,985	$1.05	364,680	$0.38

The following table summarizes the number of units and weighted-average grant-date fair value of non-vested warrants in the Plan as of December 31, 2010 and 2009:

	December 31, 2010		December 31, 2009

Non-vested, beginning of year	250,000	$0.19	-	$-
Granted	5,288,305	0.18	614,680	0.18
Vested	(4,438,305)	0.16	(364,680)	$0.18
Warrants forfeited or expired	-	-	-	-

Non-vested, end of year	1,100,000	$0.25	250,000	$0.19

The estimated weighted-average remaining term of warrants outstanding at December 31, 2010 and 2009 was 50 and 60 months, respectively.  The estimated weighted-average remaining term of warrants exercisable at December 31, 2010 and 2009 was 49 and 60 months, respectively.

Compensation cost charged against income was $1,436,979 and $7,983 for the years ended December 31, 2010 and 2009 and $1,454,719 for the period from inception (February 20, 2007) to December 31, 2010, based upon the fair value of the vested options at the dates of grant.  As of December 31, 2010, unrecognized compensation cost of $1,406,423 is related to non-vested awards granted by the Company.  This is anticipated to be recognized over an average of three years, through 2013, commensurate with the vesting schedules.

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

AMP Holding Inc.
(A Developing Stage Company)
Notes to Financial Statements
December 31, 2010 and 2009
and for the Period From Inception,
February 20, 2007 to December 31, 2010

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

The Company has requested that Former Auditor furnish it with a letter addressed to the Securities and Exchange Commission stating whether it agrees with the above statements. A copy of this letter is incorporated by reference to this Form 10K as Exhibit 16.1

On March 18, 2010 (the “Engagement Date”), the Company engaged Clark Schaefer Hackett & Company (“New Auditor”) as its independent registered public accounting firm for the Company’s fiscal year ended December 31, 2009. Clark Schaefer Hackett & Company was also engaged to audit the fiscal year ended December 31, 2010. The decision to engage the New Auditor as the Company’s independent registered public accounting firm was approved by the Company’s Board of Directors.

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

Item 9A. Controls and Procedures.

As of the end of the period covered by this Annual Report, our Chief Executive Officer and Chief Financial Officer performed an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on the evaluation and the identification of the material weaknesses in internal control over financial reporting described below, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2010, the Company's disclosure controls and procedures were not effective.

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

Our Chief Executive Officer and Chief Financial Officer has conducted an assessment of our internal control over financial reporting as of December 31, 2010. Management's assessment of internal control over financial reporting was conducted using the criteria in Internal Control over Financial Reporting – Guidance for Smaller Public Companies issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis. In connection with management's assessment of our internal control over financial reporting as required under Section 404 of the Sarbanes-Oxley Act of 2002, we identified the following material weaknesses in our internal control over financial reporting as of December 31, 2010:

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

3.           There is a strong reliance on outside consultants s to review and adjust the annual and quarterly financial statements, to monitor new accounting principles, and to ensure compliance with GAAP and SEC disclosure requirements.

4.           There is a strong reliance on the external attorneys to review and edit the annual and quarterly filings and to ensure compliance with SEC disclosure requirements.

Because of the material weaknesses noted above, management has concluded that we did not maintain effective internal control over financial reporting as of December 31, 2010, based on Internal Control over Financial Reporting - Guidance for Smaller Public Companies issued by COSO.

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

On January 12, 2011, Paul V. Gonzales and AMP Holding Inc. entered into an Employment Agreement pursuant to which Mr. Gonzales agreed to serve as the Chief Financial Officer of the Company. Also, on January 12, 2011, Paul J. Wichmann was hired by the Company as Finance Director. Both of these additions to the Company’s staff should help to alleviate various internal control issues.

This Annual Report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to  rules  that permit the Company to provide only management's report in this annual report.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fourth quarter ended December 31, 2010 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors and Executive Officers and Corporate Governance

The officers and director of the Company are as follows:

Name	Age	Position
Joseph S. Paresi	55	Chairman of the Board of Directors
James E. Taylor	54	Chief Executive Officer and Vice-Chairman of the Board of Directors
Stephen S. Burns	51	Director, President and Secretary
Maggie M. Moran	36	Director
Nancy M. Dunlap	58	Director
Paul V. Gonzales	58	Chief Financial Officer

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

Background of Executive Officers and Directors

Joseph S. Paresi, Chairman of the Board of Directors

Since 2005, Mr. Paresi has been a partner at L-1 Investment Partners (“L-1”), which manages a fund called Aston Capital Partners LP.  L-1 acquired an interest in Viisage Technology Inc. (NSD: VISG) in 2005 and later added two private companies, Securimetrics, Inc. and Integrated Biometric Technology LLC. L-1 then announced its merger with Identix Inc.(NSD: IDNX) which closed in August 2006 (the “Identix Merger”).  Upon the closing of the Identix Merger, L-1 created a new parent operating company, L-1 Identity Solutions, Inc. (“L1”), which became listed on the New York Stock Exchange on August 30, 2006 under the symbol ID.  Mr. Paresi served as Executive Vice President of L1 and reported directly to the Chairman of the Board of Directors and the CEO of L1. In September 2010, L1 announced its intention to divide the company into two separate entities and to sell its intelligence services business to BAE Systems, Inc. and to sell its technology divisions to the French company, Safran SA. L1 is awaiting final U.S. government approval of the sale, which is anticipated in the first quarter of 2011.  Concurrently, Mr. Paresi maintained the positions of chief operating officer and director of Core Software Inc., which specialized in geospatial imagery management. Core Software Inc. shut down its operations in 2008.  Since its creation, L1 has acquired 12 additional companies and currently has revenue of over $700,000,000 annually.  Additionally, Mr. Paresi was on the board of directors of Rand Worldwide, Inc. (TSX: RND), a company that sold computer added design and manufacturing software (CAD/CAM) and which was sold in 2007.  In addition, Mr. Paresi served on the board of QR Sciences Pty Ltd. (ASX: QRS) (“QRS”), which specialized in quantum resonance based explosive detection systems.  Mr. Paresi resigned from QRS in 2007 when QRS sold its interest.  From 1997 until 2005, Mr. Paresi was a member of the founding team of L-3 Communications Corp (NYSE: LLL) where he held the titles of Corporate Officer, Corporate Vice President of Product Development and President of L-3 Security and Detection Systems.  Mr. Paresi has also been a consultant and advisor to ICx Technologies, Inc., which is now part of FLIR Systems, Inc. (NSD: FLIR) and NSM Surveillance, and is currently on the board of directors of the Potomac Institute for Policy Studies in Washington DC.  Mr. Paresi Received two Masters Degrees in Electrical Engineering from Manhattan college in 1977 and 1978, respectively, and received an MBA in Finance from Pace University in 1991.

James E. Taylor, CEO and Vice-Chairman of the Board of Directors

Mr. Taylor has three decades of automotive experience in three countries. Most recently, he served as CEO of Hummer during the divesture. Prior to that, he was President of Cadillac, responsible for the product planning, marketing, promotional and sales activities that significantly contributed to Cadillac’s global renaissance. Prior to that, Mr. Taylor was a vehicle line executive for Cadillac, directing the planning, engineering and manufacturing of the award-winning ground up Cadillac CTS, SRX and the STS models, which contributed significantly to the resurgence of Cadillac.  Mr. Taylor holds a Bachelors of Science degree in Mechanical Engineering & Management from McMaster University, Ontario, Canada.

Stephen S. Burns, President, Secretary and Director

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

Nancy M. Dunlap, Director

Ms. Dunlap serves as the private counsel and head of the private family office of former New Jersey Governor Jon S. Corzine. Since 1999, Ms Dunlap has overseen all personal investment and legal affairs of Mr. Corzine since he served as CEO of Goldman Sachs. As Mr. Corzine’s manager for his private investments, Nancy has been responsible for all diligence, analysis, and oversight of investment decisions ranging from hedge fund, commercial real estate, and direct private equity and debt investments. Nancy has also been responsible for the corporate and other relationships with financial firms, advisors, and public and private agencies that provide financial and other advisory services to Mr. Corzine and his investment entities. With Mr. Corzine’s appointment as CEO of MF Global in 2010, Nancy will be joining MF Global as a Vice President and Senior Associate to focus on expanding MF Global private client investment and service platform of this leading cash and derivatives broker-dealer. In 2010, Nancy joined the Board of Directors of Equita SIM SpA, an independent financial advisory group based in Milan, Italy. Nancy received a Juries Doctor from St. John’s University School of Law and a Bachelor of Arts from University of Denver. Nancy is a current member of the New York Bar.

Paul V. Gonzales, Chief Financial Officer

Mr. Gonzales is a finance executive with over 30 years experience in financial and operational leadership roles within the automotive industry.  From 2009 until 2010, Mr. Gonzales served as the Chief Financial Officer of the General Motors HUMMER Division.  From 2008 through 2009, Mr. Gonzales held the position of General Director of Finance and Sales for the General Motors North American Dealer Network Organization representing 6,000 North American Dealerships while managing the treasury functions for GM’s North American International Product Center.  From 2007 through 2008, Mr. Gonzales served as the Global and North American Business Lead for General Motors SAP Implementation, and from 2004 until 2007, Mr. Gonzales held the position of General Director of Employment Cost Analysis.  From 2002 through 2004, Mr. Gonzales held the position of Finance Director, GM Powertrain Product Development.  From 1998 through 2002, Mr. Gonzales was the General Motors Director of North American Manufacturing Finance, and from 1995 through 1998 Mr. Gonzales was General Director of Corporate Accounting.  From the years 1993 until 1995, Mr. Gonzales held the position of Director of Material / Production Control and Finance, and from 1989 until 1993, Mr. Gonzales served as Finance Director for New United Manufacturing Inc. (NUMMI).  Mr. Gonzales is a Certified Public Accountant, and holds a Bachelor of Science degree in Finance / Accounting from Michigan State University, East Lansing, Michigan.

Family Relationships

There are no family relationships among our directors and executive officers. There is no arrangement or understanding between or among our executive officers and directors pursuant to which any director or officer was or is to be selected as a director or officer.

Involvement in Certain legal Proceedings

To our knowledge, during the last ten years, none of our directors and executive officers has:
•	Had a bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time.
•	Been convicted in a criminal proceeding or been subject to a pending criminal proceeding, excluding traffic violations and other minor offenses.

•
Been subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities.

•
Been found by a court of competent jurisdiction (in a civil action), the SEC, or the Commodities Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

•
Been the subject to, or a party to, any sanction or order, not subsequently reverse, suspended or vacated, of any self-regulatory organization, any registered entity, or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

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

Code of Ethics

We have not adopted a corporate code of ethics at this time, however we expect to within 90 days of the date hereof.

Compensation of Directors

We have entered into the following arrangements:

On January 13, 2010, the Company entered into a letter agreement with Maggie Moran, a director of the Company, The Company has agreed to pay Ms. Moran $40,000 per year and issue Ms. Moran an option to acquire 325,000 shares of common stock for five years with an exercise price of $0.40 per share.  The options vest at 75,000 upon Ms. Moran executing her letter of appointment and 50,000 every six months thereafter.

On August 24, 2010, Ms. Dunlap entered into a letter agreement with the Company pursuant to which she was appointed as a director of the Company in consideration of an annual fee of $40,000.  Additionally, the Company granted Ms. Dunlap options to purchase 325,000 shares of the Company’s common stock at $0.60 per share.  The options will expire five years from the vesting period with 75,000 options vesting upon the signing of the agreement and 50,000 every six months thereafter for a total of 325,000 shares.

On October 11, 2010, Mr. Taylor entered into a letter agreement with the Company pursuant to which he was appointed as a director of the Company in consideration of an annual fee of $40,000.  Additionally, the Company granted Mr. Taylor options to purchase 325,000 shares of the Company’s common stock at $0.68 per share.  The options will expire five years from the vesting period with 75,000 options vesting upon the signing of the agreement and 50,000 every six months thereafter for a total of 325,000 shares.

On December 8, 2010, Mr. Paresi entered into a letter agreement with the Company pursuant to which he was appointed as a director of the Company in consideration of an annual fee of $60,000.  Additionally, the Company granted Mr. Paresi options to purchase 500,000 shares of the Company’s common stock at $0.72 per share.  The options will expire five years from the vesting date with 125,000 options vesting upon the signing of the agreement and 75,000 every six months thereafter for a total of 500,000 shares.  In addition, the Company granted Mr. Paresi a common stock purchase warrant to acquire 500,000 shares of common stock exercisable at any time in the five years following the signing of the agreement at an exercise price of $2.00 per share.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors and executive officers and persons who own more than 10% of the issued and outstanding shares of our common stock to file reports of initial ownership of common stock and other equity securities and subsequent changes in that ownership with the SEC. Officers, directors and greater than ten percent stockholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. To our knowledge, based solely on a review of the copies of such reports furnished to us and written representations that no other reports were required, during the fiscal year ended December 31, 2010 all Section 16(a) filing requirements applicable to our officers, directors and greater than 10% beneficial owners were complied with.

Item 11. Executive Compensation.

The following summary compensation table sets out details of compensation paid to (a) our principal executive officer; (b) each of our two most highly compensated executive officers who served as executive officers during the fiscal year ended December 31, 2010; and (c) up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the fiscal year ended December 31, 2010, except that no disclosure is provided for any named executive officer, other than our principal executive officer, whose total compensation did not exceed $100,000 for the fiscal year ended December 31, 2010:

Summary Compensation Table
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Stock Options ($)	Non-equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
James E. Taylor	2010	$30,770	0	0	727,500	0	0	0	758,270
CEO

Stephen S. Burns	2010	$100,000	0	0	333,000	0	0	0	433,000
President	2009	$25,000	0	0	0	0	0	0	25,000
and Director

Tim Wieck (1)	2010	$150,000	0	0	13,000	0	0	0	163,000
	2009	$150,000	0	0	1,770	0	0	0	151,770

Don Wires (1)	2010	$100,000	0	0	52,000	0	0	0	152,000
	2009	$100,000	0	0	0	0	0	0	100,000

(1)	Serve as engineers for Advanced Mechanical Products, Inc., our wholly owned subsidiary.

Employment Agreements

James E. Taylor Employment Agreement

On December 8, 2010, Mr. Taylor entered into an employment agreement with the Company pursuant to which he was appointed as the Chief Executive Officer and Vice-Chairman of the Company in consideration of an annual salary of $300,000.  Additionally, Mr. Taylor will be eligible for annual bonuses with a target amount of 100% of his salary.  The actual amount of any bonus may be more or less than such target and will be determined by the board of directors in its absolute discretion.  Half of the bonus may be paid, in the Company’s discretion, in unregistered shares of common stock at a price per share equal to the weighted average closing price per share of the common stock over the twenty most recent trading days prior to such grant. In addition to the salary and any bonus, Mr. Taylor will be entitled to receive health and fringe benefits that are generally available to the Company’s management employees.  As additional compensation, the Company granted Mr. Taylor options to acquire 1,200,000 shares of common stock at an exercise price of $0.72 per share for a period of ten years.  The Company also provided Mr. Taylor with a common stock purchase warrant to acquire 600,000 shares of common stock exercisable at any time in the five years following the signing of the agreement at an exercise price of $2.00 per share.

Stephen S. Burns Employment Agreement

 On December 8, 2010, Stephen S. Burns entered into an employment agreement with the Company pursuant to which he was appointed as the President of the Company in consideration of an annual salary of $200,000, however, only 50% of the salary ($100,000) will be payable at this time.  The remaining 50% of the salary will accrue and be deferred until the board of directors elects to increase the salary to include all or a portion of the deferred salary based on certain events.  Additionally, Mr. Burns will be eligible for annual bonuses with a target amount of 100% of his salary.  The actual amount of any bonus may be more or less than such target and will be determined by the Board in its absolute discretion. Half of the bonus may be paid, in the Company’s discretion, in unregistered shares of common stock at a price per share equal to the weighted average closing price per share of the common stock over the twenty most recent trading days prior to such grant.  In addition to the salary and any bonus, Mr. Burns will be entitled to receive health and fringe benefits that are generally available to the Company’s management employees in accordance with the then existing terms and conditions of the Company’s policies. As additional compensation, the Company granted Mr. Burns options to acquire 300,000 shares of common stock at an exercise price of $0.72 per share for a period of ten years.  The Company also provided Mr. Burns with a common stock purchase warrant to acquire 300,000 shares of Common Stock exercisable at any time in the five years following the signing of the agreement at an exercise price of $2.00 per share.

Paul V. Gonzales Employment Agreement

Pursuant to the terms of the Employment Agreement, Mr. Gonzales shall receive an annual salary of $150,000.  Additionally, Mr. Gonzales will be eligible for annual bonuses with a target amount of 100% of his salary.  The actual amount of any bonus may be more or less than such target and will be determined by the CEO of the Company in his discretion pursuant to certain guidelines and parameters set by the Board of Directors.  Half of the bonus may be paid, in the CEO’s discretion in unregistered shares of common stock at a price per share equal to the weighted average closing price per share of the common stock over the twenty most recent trading days prior to such grant. In addition to the salary and any bonus, Mr. Gonzales will be entitled to receive health and fringe benefits that are generally available to the Company’s management employees.  As additional compensation, the Company granted Mr. Gonzales options to acquire 200,000 shares of common stock at an exercise price of $0.81 per share for a period of ten years.

The following table sets forth information with respect to the outstanding equity awards of our principal executive officers and principal financial officer during 2010, and each person who served as an executive officer of the Company as of December 31, 2010:

Outstanding Equity Awards at Fiscal Year-End
	Option awards							Stock awards
	Number of securities underlying unexercised options (#)	Number of securities underlying unexercised options (#)		Equity incentive plan awards: Number of securities underlying unexercised options		Options exercise price	Option expiration	Number of shares or units of stock that have not vested		Market value of shares or units of stock that have not vested	Equity incentive plan awards: Number of unearned shares other rights that have not vested		Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested
Name and principal position	Exercisable	Unexercisable		(#	)	($)	Date	(#	)	($)	(#	)	($)
James E, Taylor, CEO	75,000	250,000	(a)	0		$0.68	10/11/2015	0		$0	0		$0
	400,000	800,000	(b)	0		$0.72	12/8/2020	0		$0	0		$0
	600,000	0		0		$2.00	12/8/2015	0		$0	0		$0

Stephen S. Burns, President	300,000	300,000	(c)	0		$0.40	5/12/2015	0		$0	0		$0
	100,000	200,000	(d)	0		$0.72	12/8/2020	0		$0	0		$0
	300,000	0		0		$2.00	12/8/2015	0		$0	0		$0

(a)	50,000 options vest every six months from 4/11/2011 to 4/11/2013
(b)	400,000 options vest each year on 12/8/2011 and 12/8/2012
(c)	50,000 options vest every three months from 2/12/2011 to 5/12/2012
(d)	100,000 options vest each year on 12/8/2011 and 12/8/2012

Director Compensation

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Stock Options ($)	Non-equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Joseph S. Paresi	$3,871	0	295,000	0	0	0	298,871
Maggie M. Moran	$60,000	0	116,000	0	0	0	176,000
Nancy M. Dunlap	$13,333	0	87,750	0	0	0	101,083

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information, as of March 29, 2011 with respect to the beneficial ownership of the outstanding common stock by (i) any holder of more than five (5%) percent; (ii) each of the Company’s executive officers and directors; and (iii) the Company’s directors and executive officers as a group. Except as otherwise indicated, each of the stockholders listed below has sole voting and investment power over the shares beneficially owned.
Name of Beneficial Owner (1)	Common Stock Beneficially Owned	Percentage of Common Stock (2)
Stephen S. Burns*	5,341,558	17.6%
James E. Taylor*	1,125,000	3.7%
Joseph S. Paresi*	825,000	2.7%
Maggie M. Moran*	284,375	1.0%
Paul V. Gonzales*	200,000	**
Nancy M. Dunlap*	125,000	**
All officers and directors as a group (6 persons)	7,900,933	24.1%

*Executive officer and/or director of the Company.
 ** Less than 1%

(1)	Except as otherwise indicated, the address of each beneficial owner is c/o Advanced Mechanical Products, Inc., 4540 Alpine Road, Blue Ash, Ohio 45242.
(2)
Applicable percentage ownership is based on 29,534,133 shares of common stock outstanding as of March 29, 2011, together with securities exercisable or convertible into shares of common stock within 60 days of March 29, 2011 for each stockholder.  Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities.  Shares of common stock that are currently exercisable or exercisable within 60 days of March 29, 2011 are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

Item 13. Certain Relationships and Related Transactions, Director Independence

Transactions with Related Persons

At no time during the last two fiscal years has any executive officer, director or any member of these individuals’ immediate families, any corporation or organization with whom any of these individuals is an affiliate or any trust or estate in which any of these individuals serves as a trustee or in a similar capacity or has a substantial beneficial interest been indebted to the Company or was involved in any transaction in which the amount exceeded $120,000 and such person had a direct or indirect material interest.

Procedures for Approval of Related Party Transactions

Our Board of Directors is charged with reviewing and approving all potential related party transactions.  All such related party transactions must then be reported under applicable SEC rules. We have not adopted other procedures for review, or standards for approval, of such transactions, but instead review them on a case-by-case basis.

Director Independence

Board of Directors has determined that Ms. Dunlap, Ms. Moran and Mr. Paresi are each independent directors as of December 31, 2010 based on the definition of independence in the listing standards of the Nasdaq Corporate Governance Rules.  The Board of Directors are currently evaluating committee charters with the goal of establishing a Compensation Committee, a Governance and Nominating Committee and an Audit Committee.

Item 14. Principal Accounting Fees and Services.

The total fees charged to the Company for audit fees by Clark Schaefer Hackett & Company, the Company's independent registered public accounting firm, were $51,875 and $11,700 for the years ended December 31, 2010 and 2009, respectively. The Company incurred fees of $8,325 and $3,300 for tax fees for the years ended December 31, 2010 and 2009, respectively. The current policy of the directors, acting as the audit committee, is to approve the appointment of the principal auditing firm and any permissible audit-related services. The audit and audit-related fees were approved by James Taylor, Chief Executive Officer and Vice-Chairman.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

The Company’s financial statements filed as part of this report are listed in the Table of Contents and provided in response to Item 8.

Exhibits required by Item 601 of Regulation S-K:

The Company’s financial statements filed as part of this report are listed in the Table of Contents and provided in response to Item 8.

Exhibits required by Item 601 of Regulation S-K:

Exhibit No.	Description

3.1	Certificate of Designation for Series A Preferred Stock (1)

3.2	Certificate of Change (6)

3.3	Certificate of Correction (6)

3.4	Articles of Merger (7)

3.5	Certificate of Correction (Articles of Merger) (7)

3.6	Certificate of Amendment to the Certificate of Incorporation (9)

4.1	Form of Subscription Agreement by and between Title Starts Online, Inc. and the January 2010 Accredited Investors (2)

4.2	6% Promissory Note issued by Title Starts Online, Inc. on March 1, 2010 (3)

4.3	Form of Subscription Agreement by and between Title Starts Online, Inc. and the March 2010 Accredited Investors (4)

4.4	Form of Subscription Agreement by and between AMP Holding Inc. and Accredited Investors (11)

10.1	Share Exchange Agreement dated as of December 28, 2009 by and among Advanced Mechanical Products, Inc., the shareholders of Advanced Mechanical Products, Inc. and Title Starts Online, Inc. (1)

10.2	Agreement and Release between Title Starts Online, Inc. and Mark DeFoor dated December 29, 2009 (1)

10.3	Conversion Agreement between Title Starts Online, Inc. and Bowden Transportation, Inc. dated December 28, 2009 (1)

10.4	Conversion Agreement between Title Starts Online, Inc. and Han Solutions II, LLC dated December 28, 2009 (1)

10.5	Conversion Agreement between Title Starts Online, Inc. and Ziu Zhang dated December 28, 2009 (1)

10.6	Director Agreement by and between AMP Holding Inc. and Nancy Dunlap dated August 23, 2010 (8)

10.7	Director Agreement by and between AMP Holding Inc, and James E. Taylor dated October 11, 2010 (10)

10.8	Employment Agreement by and between AMP Holding Inc. and James Taylor dated December 8, 2010 (12)

10.9	Employment Agreement by and between AMP Holding Inc. and Stephen S. Burns dated December 8, 2010 (12)

10.10	Director Agreement by and between AMP Holding Inc. and Joseph Paresi dated December 8, 2010 (12)

10.11	Employment Agreement by and between AMP Holding Inc. and Paul V. Gonzales dated January 12, 2011 (13)

16.1	Letter from Schumacher & Associates, Inc. (5)

21.1	List of Subsidiaries(1)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on January 4, 2010.
(2)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on February 4, 2010.
(3)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on March 4, 2010.
(4)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on March 17, 2010.
(5)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on March 18, 2010.
(6)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on May 25, 2010
(7)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on May 25, 2010
(8)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on August 27, 2010
(9)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on September 10, 2010
(10)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on October 19, 2010
(11)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on December 6, 2010
(12)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on December 13, 2010
(13)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on January 14, 2011

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

AMP HOLDING INC.

Dated: March 31, 2011	By:	/s/ James E. Taylor
Name: James E. Taylor
Title: Chief Executive Officer and Vice Chairman of the Board of Directors (Principal Executive Officer

	By:	/s/ Paul V. Gonzales
Name: Paul V. Gonzales
Title: Chief Financial Officer (Principal Financial Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on March 31, 2011, on behalf of the registrant and in the capacities indicated.

Signature	Title

/s/James E. Taylor	Chief Executive Officer and Vice Chairman of the Board of
James E. Taylor	Directors (Principal Executive Officer)

/s/Paul V. Gonzales	Chief Financial Officer (Principal Financial Officer)
Paul V. Gonzales

/s/Joseph S. Paresi	Chairman of the Board of Directors
Joseph S. Paresi

/s/Maggie M. Moran	Director
Maggie M. Moran

/s/Nancy M. Dunlap	Director
Nancy M. Dunlap