Form 10-Q
period 2011-03-31
AMP Holding Inc.
filed 2011-05-13
CIK 1425287

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

or

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $0.001 par value per share	30,809,631
(Class)	(Outstanding at May 12, 2011)

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

AMP Holding Inc.
(A Development Stage Company)
Balance Sheets
March 31, 2011 and December 31,  2010

Assets	March 31, 2011 (Unaudited)	December 31, 2010

Current assets:
Cash in bank	$208,422	$385,293
Accounts receivable	34,613	58,042
Deposits	10,280	9,855
Prepaid expenses	-	-
	253,315	453,190
Property, plant and equipment:
Software	5,325	5,325
Equipment	128,176	128,176
Vehicles and prototypes	90,625	90,625
	224,126	224,126
Less accumulated depreciation	159,697	147,955
	64,429	76,171

	$317,744	$529,361

Liabilities and Stockholders' Equity (Deficit)

Current liabilities:
Accounts payable	$793,722	$451,422
Accounts payable, related parties	231,421	206,614
Customer deposits	50,000	77,393
Shareholder advances	43,000	43,000
Current portion of long term debt	6,252	6,179
	1,124,395	784,608

Long-term debt	23,660	25,253

Commitments and contingencies	-	-

Stockholders' equity (deficit):
Series A preferred stock, par value of $.001 per share 75,000,000 shares shares authorized, 9,000 shares issued and outstanding at March 31, 2011
and December 31, 2010	9	9
Common stock, par value of $.001 per share 250,000,000 shares authorized,
29,534,132 shares issued and outstanding at March 31, 2011 and
27,712,401 shares issued and outstanding at December 31, 2010	29,535	27,713
Additional paid in capital	7,626,401	6,647,857
Stock based compensation	1,769,759	1,436,979
Accumulated deficit during the development stage	(10,256,015)	(8,393,058)
	(830,311)	(280,500)

	$317,744	$529,361

See accompanying notes to financial statements.

AMP Holding Inc.
(A Development Stage Company)
Statements of Operations
For the Quarters Ended March 31, 2011 and 2010
and for the Period From Inception,
February 20, 2007 to March 31, 2011

	Quarter Ended March 31, 2011 (Unaudited)	Quarter Ended March 31, 2010 (Unaudited)	Since Date of Inception, February 20, 2007 to March 31, 2011 (Unaudited)

Sales	$82,500	$-	$223,207

Expenses:
Payroll and payroll taxes	625,407	277,226	3,275,105
Employee benefits	65,852	22,332	340,580
Stock based compensation	332,780	-	1,787,499
Batteries and motors and supplies	412,040	146,739	1,775,222
Legal and professional	169,546	124,416	1,053,551
Advertising	87,528	37,291	630,868
Consulting	101,006	115,262	385,557
Engineering temporary labor	16,581	73,497	240,596
Travel and entertainment	34,534	11,660	221,042
Depreciation	11,742	8,961	183,083
Rent	28,050	24,085	191,585
Insurance	27,659	17,249	156,382
Facilities, repairs & maintenance	12,808	11,475	92,458
Utilities	9,469	10,240	72,516
Interest and bank fees	1,288	4,225	17,143
Other	9,167	1,131	50,589
	1,945,457	885,789	10,473,776
Net loss from operations during the
development stage	(1,862,957)	(885,789)	(10,250,569)

Other income (loss):
Gain (Loss) on sale of assets	-	(7,863)	(5,446)

Net loss during the development stage	$(1,862,957)	$(893,652)	$(10,256,015)

Basic loss per share	$(0.07)	$(0.05)	$(0.53)

Weighted average number of common
shares outstanding	28,278,353	18,665,850	19,453,839

See accompanying notes to financial statements.

AMP Holding Inc.
(A Development Stage Company)
Statements of Cash Flows
For the Quarters Ended March 31, 2011 and 2010
and for the Period From Inception,
February 20, 2007 to March 31, 2011

	Quarter Ended March 31, 2011 (Unaudited)	Quarter Ended March 31, 2010 (Unaudited)	Since Date of Inception, February 20, 2007 to March 31, 2011 (Unaudited)

Sales	$82,500	$-	$223,207

Expenses:
Payroll and payroll taxes	625,407	277,226	3,275,105
Employee benefits	65,852	22,332	340,580
Stock based compensation	332,780	-	1,787,499
Batteries and motors and supplies	412,040	146,739	1,775,222
Legal and professional	169,546	124,416	1,053,551
Advertising	87,528	37,291	630,868
Consulting	101,006	115,262	385,557
Engineering temporary labor	16,581	73,497	240,596
Travel and entertainment	34,534	11,660	221,042
Depreciation	11,742	8,961	183,083
Rent	28,050	24,085	191,585
Insurance	27,659	17,249	156,382
Facilities, repairs & maintenance	12,808	11,475	92,458
Utilities	9,469	10,240	72,516
Interest and bank fees	1,288	4,225	17,143
Other	9,167	1,131	50,589
	1,945,457	885,789	10,473,776
Net loss from operations during the
development stage	(1,862,957)	(885,789)	(10,250,569)

Other income (loss):
Gain (Loss) on sale of assets	-	(7,863)	(5,446)

Net loss during the development stage	$(1,862,957)	$(893,652)	$(10,256,015)

Basic loss per share	$(0.07)	$(0.05)	$(0.53)

Weighted average number of common
shares outstanding	28,278,353	18,665,850	19,453,839

AMP Holding Inc.
(A Developing Stage Company)
Notes to Financial Statements

1.   SUMMARY OF SIGNIFICANT ACCOUNTING PRINICPLES:

The following accounting principles and practices are set forth to facilitate the understanding of data presented in the financial statements:

Nature of operations
AMP Holding Inc., formerly known as Title Starts Online, Inc. (the Company), incorporated in the State of Nevada in 2007 with $3,100 of capital from the issuance of common shares to the founding shareholder. On August 11, 2008 the Company received a Notice of Effectiveness from the U.S. Securities and Exchange Commission, and on September 18, 2008, the Company closed a public offering in which it accepted subscriptions for an aggregate of 200,000 shares of its common stock, raising $50,000 less offering costs of $46,234. With this limited capital the Company did not commence operations and remained a “shell company” (as defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended).

On December 28, 2009, the Company entered into and closed a Share Exchange Agreement with the Shareholders of Advanced Mechanical Products, Inc. (n/k/a AMP Electric Vehicles, Inc.) (AMP) pursuant to which the Company acquired 100% of the outstanding securities of AMP in exchange for 14,890,904 shares of the Company’s common stock. Considering that, following the merger, the AMP Shareholders control the majority of the outstanding voting common stock of the Company, and effectively succeeded the Company’s otherwise minimal operations to those that are AMP.  AMP is considered the accounting acquirer in this reverse-merger transaction.  A reverse-merger transaction is considered and accounted for as a capital transaction in substance; it is equivalent to the issuance of AMP securities for net monetary assets of the Company, which are deminimus, accompanied by a recapitalization. Accordingly, goodwill or other intangible assets have not been recognized in connection with this reverse merger transaction.  AMP is the surviving entity and the historical financials following the reverse merger transaction will be those of AMP.  The Company was a shell company immediately prior to the acquisition of AMP pursuant to the terms of the Share Exchange Agreement.  As a result of such acquisition, the Company operations are now focused on the design, marketing and sale of modified automobiles with an all-electric power train and battery systems.  Consequently, we believe that acquisition has caused the Company to cease to be a shell company as it now has operations.  The Company formally changed its name to AMP Holding Inc. on May 24, 2010.

AMP, a developing stage company, designs, sells and delivers modified automobiles with an all-electric drivetrain and battery system that allows the vehicle to perform just like a vehicle with an internal combustion engine, but with no emissions or burning of fossil fuels.  Using its drivetrain system, the Company converts an existing vehicle to an all-electric vehicle instead of a vehicle that burns gasoline.  AMP’s vision is to engineer electric drivetrains and to be a supplier and integrator for Crossover and SUV sized vehicles that are popular with both fleets and consumers.  The largest vehicle segment in the U.S. is the SUV segment and AMP has one of the only electric full size SUV solutions available.  This is due to AMP’s patent pending, powerful, yet highly efficient electric powertrain.  Revenues since the inception of the Company, February 20, 2007, through the date of these financial statements have not been significant and consist of a limited number of experimental vehicles.

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

The Company has continued to raise capital since the merger and has raised $764,700 less offering costs of $76,350 since March 31, 2011 through the date of these financial statements. Management believes the proceeds from these offerings, future offerings, and the Company’s anticipated revenue provides an opportunity for the Company to continue as a going concern. If additional funding is required, the Company plans to obtain working capital from either equity financing from the sale of common and/or preferred stock.

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

The capital stock of the Company is as follows:

Preferred Stock - The Company has authorized 75,000,000 shares of preferred stock with a par value of $.001 per share. These shares may be issued in series with such rights and preferences as may be determined by the Board of Directors. The Series A Stock is convertible, at any time at the option of the holder, into common shares of the Company based on a conversion price of $0.336 per share.  The holders of the Series A Stock are not entitled to convert the Series A Stock and receive shares of common stock such that the number of shares of common stock held by them in the aggregate and their affiliates after such conversion or exercise does not exceed 4.99% of the then issued and outstanding shares of common stock.  The Series A Stock has voting rights on an as converted basis, does not pay dividends, and does not provide any liquidation rights.

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

Advertising
Advertising and public relation costs are charged to operations when incurred.  Advertising and public relation expense was approximately $88,000 and $37,000 for the quarters ended March 31, 2011 and 2010 and $631,000 for the period from inception to March 31, 2011, respectively.

Income taxes
With the consent of its shareholders, at the date of inception, AMP elected under the Internal Revenue Code to be taxed as an S corporation. Since shareholders of an S corporation are taxed on their proportionate share of the Company’s taxable income, an S corporation is generally not subject to either federal or state income taxes at the corporate level.  On December 28, 2009 pursuant to the merger transaction with TSO, Inc. the company revoked its election to be taxed as an S-corporation.  As no taxable income has occurred from the date of this merger to March 31, 2011 and any deferred tax assets would be fully reserved, no provision or liability for federal or state income taxes has been included in the financial statements.  Net operating losses of approximately $5,130,000 are available for carryover to be used against taxable income generated through 2030.  TSO had not filed income tax returns during its period as a shell company.

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

Research and development costs
The Company expenses research and development costs as they are incurred.  Research and development expense incurred was approximately $1,119,000 and $465,000 for the quarters ended March 31, 2011 and 2010, and $5,898,000 for the period from inception to March 31, 2011, respectively, consisting of consulting, payroll, payroll taxes, engineering temporaries, purchased supplies, legal fees, parts and small tools.

Basic loss per share
Basic loss per share is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period.  At March 31, 2011 and 2010, no stock equivalents were included in the earnings per share computation because their inclusion would be anti-dilutive.

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

AMP Holding Inc.
(A Developing Stage Company)
Notes to Financial Statements

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

Between April 1, 2011 and May 12, 2011 the Company entered into subscription agreements with various accredited investors who purchased shares of the Company’s common stock for an aggregate purchase price of $764,700 less offering costs of $76,350 plus purchase warrants of 127,249 which are immediately exercisable at $0.60 per share.

2. LONG-TERM DEBT:
Long-term debt consists of a $29,912 note payable to a bank due in monthly installments of $635 including interest at 5.04%, with the final payment due August 2015. The note is secured by equipment which has a net book value of $29,528 at March 31, 2011. Aggregate maturities of long-term debt are as follows:

2011	$4,659
2012	6,494
2013	6,832
2014	7,185
2015	4,742
$29,912

3. SHAREHOLDER ADVANCES:
Shareholder advances are unsecured, originally due at the earlier of a closing of financing by the Company or November 30, 2011 with interest at 3%.

4. LEASE OBLIGATION:
In December 2009 the Company began leasing operating facilities under an agreement expiring on September 30, 2011.  Future minimum lease payments under the agreement are $51,000.  Prior to December 2009 the Company leased office/warehouse space under terms of an operating type lease with monthly payments of $1,650.

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

AMP Holding Inc.
(A Developing Stage Company)
Notes to Financial Statements

The fair value of each option award is estimated on the date of grant using a lattice-based option valuation model that uses assumptions concerning expected volatility, expected term, and the expected risk-free rate of return.  For the awards granted in 2011 and 2010, the expected volatility was estimated by management as 50% based on a range of forecasted results.  The expected term of the awards granted is assumed to be the contract life of the options (two, three, five or 10 years as determined in the specific arrangement).  The risk-free rate of return was based on the U.S. Treasury yield curve in effect on the date of grant.  The grant-date fair value of the options and warrants granted during 2011 and 2010, ranged from $0.11 to $0.52.

The following table summarizes the number of units and weighted-average exercise price of options granted as of March 31, 2011 and December 31, 2010:

	March 31, 2011		December 31, 2010

Outstanding, beginning of year	5,750,000	$0.58	-	$-
Granted	300,000	0.81	5,750,000	0.58
Exercised	(26,750)	0.41	-	-
Forfeited or expired	-	-	-	-

Outstanding, end of period	6,023,250	$0.59	5,750,000	$0.58

Exercisable, end of period	2,668,250	$0.56	2,234,625	$0.55

The following table summarizes the number of units and weighted-average grant-date fair value of non-vested options as of March 31, 2011 and December 31, 2010:

	March 31, 2011		December 31, 2010

Non-vested, beginning of year	3,515,375	$0.32	-	$-
Granted	300,000	0.52	5,750,000	0.31
Vested	(460,375)	0.33	(2,234,625)	0.30
Options forfeited or expired	-	-	-	-

Non-vested, end of period	3,355,000	$0.34	3,515,375	$0.32

The estimated weighted-average remaining term of options outstanding at March 31, 2011 and December 31, 2010 was 70 and 71 months, respectively. The estimated weighted-average remaining term of options exercisable at March 31, 2011 and December 31, 2010 was 66 and 67 months, respectively.

AMP Holding Inc.
(A Developing Stage Company)
Notes to Financial Statements

The following table summarizes the number of units and weighted-average exercise price of warrants granted as of March 31, 2011 and December 31, 2010:

	March 31, 2011		December 31, 2010

Outstanding, beginning of year	5,902,985	$0.96	614,680	$0.39
Granted	1,076,988	0.77	5,288,305	1.02
Forfeited or expired	-	-	-	-

Outstanding, end of period	6,979,973	$0.93	5,902,985	$0.96

Exercisable, end of period	6,034,973	$0.98	4,802,985	$1.05

The following table summarizes the number of units and weighted-average grant-date fair value of non-vested warrants in the Plan as of March 31, 2011 and December 31, 2010:

	March 31, 2011		December 31, 2010

Non-vested, beginning of year	1,100,000	$0.25	250,000	0.19
Granted	1,076,988	0.14	5,288,305	0.18
Vested	(1,231,988)	0.15	(4,438,305)	$0.16
Warrants forfeited or expired	-	-	-	-

Non-vested, end of period	945,000	$0.26	1,100,000	$0.25

The estimated weighted-average remaining term of warrants outstanding at March 31, 2011 and December 31, 2010 was 44 and 50 months, respectively.  The estimated weighted-average remaining term of warrants exercisable at March 31, 2011 and December 31, 2010 was 43 and 49 months, respectively.

Compensation cost charged against income was $332,780 for the quarter ended March 31, 2011 and $1,787,499 for the period from inception (February 20, 2007) to March 31, 2011, based upon the fair value of the vested options at the dates of grant.  As of March 31, 2011, unrecognized compensation cost of $1,378,024 is related to non-vested awards granted by the Company.  This is anticipated to be recognized over the next 27 months, commensurate with the vesting schedules.

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

Critical Accounting Policies

We consider accounting policies involving significant judgments and assumptions by management that have, or could have, a material impact on the carrying value of certain assets or on income (loss) to be critical accounting policies. We consider the following to be our critical accounting policies: basis of presentation, development stage company, revenue recognition, and income taxes.

BASIS OF PRESENTATION - The financial statements have been prepared on a going concern basis, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has limited revenues and has negative working capital and stockholders’ deficits. These conditions raise substantial doubt about the ability of the Company to continue as a going concern.

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

DEVELOPMENT STAGE COMPANY - The Company is considered a development stage company since planned principal operations resulting in sustaining revenue have not fully commenced.  Accordingly, the Company presents its financial statements in conformity with the accounting principles generally accepted in the United States of America that apply to developing enterprises. As a development stage enterprise, the Company discloses its retained earnings (or deficit accumulated) during the development stage and the cumulative statements of operations and cash flows from commencement of development stage to the current balance sheet date. The development stage began in 2007 when the Company was organized.

REVENUE RECOGNITION - It is the Company's policy that revenues will be recognized in accordance with SEC Staff Bulletin (SAB) No. 104, "Revenue Recognition". Under SAB 104, product revenues are recognized when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed and determinable, and collectability is reasonably assured.  Customer deposit liabilities include monies from customers to reserve a production slot for conversion of an OEM power train to the AMP all electric power train.  The final retail price and delivery date are yet to be determined, and the deposits are subject to a full refund at the request of the depositor.  Revenues since the inception of the Company in 2007 through the date of these financial statements have not been significant and consist of sales of a limited number of experimental vehicles.

INCOME TAXES - As no taxable income has occurred since the inception of the Company, and any deferred tax assets would be fully reserved, no provision or liability for federal or state income taxes has been included in the financial statements.  Net operating losses of approximately $5,130,000 are available for carryover to be used against taxable income generated through 2030.

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

Results of Operations

Three Months Ended March 31, 2011 Compared to Three Months Ended March 31, 2010

Revenue.  Revenue was $82,500 for the quarter ended March 31, 2011 and consisted of a limited number of experimental vehicles.  We did not generate revenue for the quarter ended March 31, 2010.

Expenses.  Our expenses for the quarter ended March 31, 2011 were $1,945,457 and included payroll and payroll taxes ($625,407), stock based compensation ($332,780), batteries, motors and supplies ($412,040) and legal and professional ($169,546). Our expenses for the quarter ended March 31, 2010 were $885,789 and included payroll and payroll taxes ($277,226), batteries, motors and supplies ($146,739) and legal and professional ($124,416). The reason for the increase in comparing the quarter ended 2011 to 2010 was an increase in activity in developing and promoting our products which included the hiring of additional employees.

Net loss.  Net loss for the quarters ended March 31, 2011 and 2010 were $1,862,957 and $893,652, respectively.

Operating Activities

Our operating activities from continuing operations resulted in net cash used by operations of $1,155,717 for the quarter ended March 31, 2011 compared to net cash used by operations of $533,179 for the quarter ended March 31, 2010. The net cash used by operations for the quarter ended March 31, 2011 reflects a net loss of $1,862,957, offset by stock based compensation of $332,780, depreciation of $11,742, increase in accounts payable of $342,300, accounts payable, related parties of $24,807, and accounts receivable of $23,429; a decrease in customer deposits of $27,393 and an increase in deposits of $425. The net cash used by operations for the quarter ended March 31, 2010 reflects a net loss of $893,652 offset by depreciation of $8,961, loss on sale of assets of $7,863, increase in accounts payable of $299,336, accounts payable, related parties of $39,125 and a decrease in prepaid expenses and deposits of $5,188.

Investing Activities

There were no investing activities for the quarter ended March 31, 2011.  Our investing activities resulted in a net cash inflow of $12,000 for the quarter ended March 31, 2010 for proceeds on sale of assets.

Financing Activities

Our financing activities resulted in a cash inflow of $978,846 for the three months ended March 31, 2011 and included cash inflows from the issuance of common stock of $980,366 reduced by cash outflows for payments on long-term debt of $1,520. Financing activities for the three months ended March 31, 2010 resulted in a cash inflow of $579,856 and included cash inflows from the issuance of common stock of $482,379, proceeds from notes payable of $100,000, reduced by repayment of a $2,523 cash overdraft.

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

Liquidity and Capital Resources

As of March 31, 2011, we had current assets of $253,315 including cash of $208,422 and current liabilities of $1,124,395. As of December 31, 2010, we had current assets of $453,190 including cash of $385,293 and current liabilities of $784,608.

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

Recent Development:
Distribution Agreement

On April 14, 2011, the Company entered into a Distribution Agreement (the “Agreement”) with Northern Lights Energy ehf. (“NLE”), an Icelandic company that operates in the energy and transportation sectors, pursuant to which the Company will manufacture, assemble, produce, and sell Company products to NLE in exchange for granting NLE the exclusive right within the country of Iceland (the “Territory”) to:

-	promote the use of the Company’s electric vehicles in the Territory, to develop and maintain a sales and service;

-	network the Company products throughout the Territory to retail, business, fleet, institutional and governmental customers;

-	promote the sale of Company products throughout the Territory;

-	promote the Company brand throughout the Territory;

-	advertise the Company’s products throughout the Territory; and

-	manage customer relationships and provide best in class after sales service to customers of Company products in the Territory.

NLE will buy and sell the Company products in its own name and for its own account.  The term of the Agreement commenced upon the signing of the Agreement and will continue through December 31, 2017 (the “Term”).  The Agreement contemplates three separate and interrelated phases.

Demonstration Phase

The demonstration phase (the “Demonstration Phase”) is to last for a period of six months commencing on the signing of the Agreement, during which the Company will provide NLE two Company vehicles (the “Demonstration Vehicles”) for use by NLE in the Territory solely for product testing by NLE, for display, demonstration or other marketing purposes reasonably acceptable to the Company.  The Demonstration Vehicles will remain the sole property of the Company.  During the Demonstration Phase and continuing throughout the Development Phase (defined below), NLE will use its best efforts develop and expand the electric vehicle market in the Territory and will actively and diligently appoint and maintain experienced and competent public relations and advertising personnel and agencies to prepare market for Company products and to promote Company products and the Company brand within the Territory. NLE will explore using various media in its efforts to develop the market, including, but not limited to, the possibility of developing, in cooperation with the Company, a customized website and/or online experience to promote Company products and the Company brand within the Territory.

Development Phase

The second phase of the Agreement, the development phase (the “Development Phase”), is to commence on a mutually agreed upon date, but no later than October 1, 2011, and will continue through December 31, 2012.  During the Development Stage, the Company will sell to NLE, and NLE will Purchase from the Company, 250 of the Company’s vehicles (the “Initial Inventory”).   The Initial Inventory shall be comprised of one or more vehicle models mutually agreeable to the Company and NLE.  From and after the commencement of the Development Phase, and continuing thereafter throughout the Term, NLE will be solely responsible for the servicing and maintenance of all Company products in the Territory.

Sales and Marketing Phase

The third phase of the Agreement, the sales and marketing phase (the “Sales and Marketing Phase”), is to commence at the end of the Development Phase and end on December 31, 2017.  At or prior to the commencement of the Sales and Marketing Phase, NLE will prepare and submit to the Company for its approval, a business plan for the marketing, sales, and service of Company products within the Territory (the “Initial Business Plan”). The Initial Business Plan will include such information as the Company may reasonably require but, at a minimum, will contain a distribution, sales, marketing, and after sales plan outlining targets, strategies and plans for the following year.  At all times throughout the Sales and Marketing Phase, NLE will devote to its activities under the Agreement sufficient assets and resources to effectively, ethically, and lawfully sell and promote the purchase and use of Company products by customers in the Territory and to otherwise carry out its obligations. To satisfy this commitment, NLE agrees, at a minimum, to appoint and maintain an experienced automotive team to execute the operations, sales, marketing and after sales for the Company’s products, including an adequate staff of sales personnel who are fully trained and knowledgeable about the Company’s products to support sales activities throughout the Territory and an adequate staff of trained engineers and service technicians to handle after sale services throughout the Territory; maintain an adequate selection and stock of the Company’s products as is necessary to fulfill customers’ demands and to ensure timely repair and/or replacement under warranty or non-warranty service; ensure that each customer’s purchase and delivery experience is satisfactory; appoint and maintain experienced and competent public relations and advertising personnel and agencies to promote the Company’s products and the Company brand throughout the Territory.  During the Sales and Marketing Phase, the Company will sell to NLE, and NLE will purchase from the Company, 750 Company vehicles, or such greater number of the Company’s vehicles as the Parties may mutually agree.  Northern will submit binding orders for purchase and delivery of at least 150 Company vehicles in each calendar year of the Sales and Marketing Phase.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company, we are not required to include disclosure under this item.

Item 4. Controls and Procedures

As of March 31, 2011, our Chief Executive Officer and Chief Financial Officer performed an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on the evaluation and the identification of the material weaknesses in internal control over financial reporting described below, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2011, the Company's disclosure controls and procedures were not effective.

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

Our Chief Executive Officer and Chief Financial Officer have conducted an assessment of our internal control over financial reporting as of March 31, 2011. Management's assessment of internal control over financial reporting was conducted using the criteria in Internal Control over Financial Reporting – Guidance for Smaller Public Companies issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis. In connection with management's assessment of our internal control over financial reporting as required under Section 404 of the Sarbanes-Oxley Act of 2002, we identified the following material weaknesses in our internal control over financial reporting as of March 31, 2011:
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
3.           There is a strong reliance on outside consultants to review and adjust the annual and quarterly financial statements, to monitor new accounting principles, and to ensure compliance with GAAP and SEC disclosure requirements.

4.           There is a strong reliance on the external attorneys to review and edit the annual and quarterly filings and to ensure compliance with SEC disclosure requirements.

Because of the material weaknesses noted above, management has concluded that we did not maintain effective internal control over financial reporting as of March 31, 2011, based on Internal Control over Financial Reporting - Guidance for Smaller Public Companies issued by COSO.

Remediation of Material Weaknesses in Internal Control over Financial Reporting

As a small business, without a viable business and limited revenues, the Company does not have the resources to install a dedicated staff with deep expertise in all facets of SEC disclosure and GAAP compliance. As is the case with many small businesses, the Company will continue to work with its external consultants and attorneys as it relates to new accounting principles and changes to SEC disclosure requirements. The Company has found that this approach worked well in the past and believes it to be the most cost effective solution available for the foreseeable future.

The Company will conduct a review of existing sign-off and review procedures as well as document control protocols for critical accounting spreadsheets. The Company will also increase management's review of key financial documents and records.

As a small business, the Company does not have the resources to fund sufficient staff to ensure a complete segregation of responsibilities within the accounting function. However, Company management does review, and will increase the review of, financial statements on a monthly basis.  These actions, in addition to the improvements identified above, will minimize any risk of a potential material misstatement occurring.

On January 12, 2011, Paul V. Gonzales and the Company entered into an Employment Agreement pursuant to which Mr. Gonzales agreed to serve as the Chief Financial Officer of the Company. Also, on January 12, 2011, Paul J. Wichmann was hired by the Company as Finance Director. We believe both of these additions to the Company’s staff should help to alleviate various internal control issues.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2011 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

From December 3, 2010 through April 14, 2011, the Company sold an aggregate of 4,166,650 shares of common stock and common stock purchase warrants (the "Warrants") to acquire 2,083,326 shares of common stock of the Company for an aggregate purchase price of $2,499,990 to accredited investors. The Warrants are exercisable for two years at an exercise price of $0.80. The closings occurred on the following dates:
•	On December 3, 2010, the Company sold 586,667 shares of common stock and Warrants to acquire 293,334 shares of common stock for an aggregate consideration of $352,000.
•	On December 17, 2010, the Company sold 483,333 shares of common stock and Warrants to acquire 241,667 shares of common stock for an aggregate consideration of $290,000.
•	On December 31, 2010, the Company sold 500,000 shares of common stock and Warrants to acquire 250,000 shares of common stock for an aggregate consideration of $300,000.
•	On January 26, 2011, the Company sold 436,667 shares of common stock and Warrants to acquire 218,333 shares of common stock for an aggregate consideration of $262,000.
•	On February 17, 2011, the Company sold 208,333 shares of common stock and Warrants to acquire 104,167 shares of common stock for an aggregate consideration of $125,000.
•	On March 1, 2011, the Company sold 158,333 shares of common stock and Warrants to acquire 79,167 shares of common stock for an aggregate consideration of $95,000.
•	On March 3, 2011, the Company sold 208,317 shares of common stock and Warrants to acquire 104,158 shares of common stock for an aggregate consideration of $124,990.
•	On March 16, 2011, the Company sold 133,333 shares of common stock and Warrants to acquire 66,667 shares of common stock for an aggregate consideration of $80,000.
•	On March 28, 2011, the Company sold 350,000 shares of common stock and Warrants to acquire 175,000 shares of common stock for an aggregate consideration of $210,000.
•	On March 29, 2011, the Company sold 300,000 shares of common stock and Warrants to acquire 150,000 shares of common stock for an aggregate consideration of $180,000.
•	On April 6, 2011, the Company sold 703,333 shares of common stock and Warrants to acquire 351,667 shares of common stock for an aggregate consideration of $422,000.
•	On April 14, 2011, the Company sold 98,333 shares of common stock and Warrants to acquire 49,167 shares of common stock for an aggregate consideration of $59,000.

From December 3, 2010 through April 14, 2011, the Company compensated JCI as placement agent for assisting in the sale of the securities by paying it commissions in the aggregate amount of $249,999 and issuing the placement agent common stock purchase warrants to purchase 416,665 shares of the Company's common stock at an exercise price of $.60 per share.

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

On May 10, 2011 the Company sold 470,833 shares of common stock and Warrants to acquire 235,415 shares of common stock for an aggregate purchase price of $282,500 to accredited investors.  The Warrants are exercisable for two years at an exercise price of $0.80.  Additionally, the Company compensated JCI as placement agent for assisting in the sale of the securities by paying it commissions in the aggregate amount of $28,250 and issuing the placement agent common stock purchase warrants to purchase 47,083 shares of the Company's common stock at an exercise price of $.60 per share.

This issuance of these above securities is exempt from the registration requirements under Rule 4(2) of the Securities Act of 1933, as amended, and/or Rule 506 as promulgated under Regulation D.

Item 3. Defaults Upon Senior Securities

None.

Item 4. (Removed and Reserved)

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description

3.1	Certificate of Designation for Series A Preferred Stock (1)

3.2	Certificate of Change (6)

3.3	Certificate of Correction (6)

3.4	Articles of Merger (7)

3.5	Certificate of Correction (Articles of Merger) (7)

3.6	Certificate of Amendment to the Certificate of Incorporation (9)

4.1	Form of Subscription Agreement by and between Title Starts Online, Inc. and the January 2010 Accredited Investors (2)

4.2	6% Promissory Note issued by Title Starts Online, Inc. on March 1, 2010 (3)

4.3	Form of Subscription Agreement by and between Title Starts Online, Inc. and the March 2010 Accredited Investors (4)

4.4	Form of Subscription Agreement by and between AMP Holding Inc. and Accredited Investors (11)

4.5	Form of Subscription Agreement by and between AMP Holding Inc. and May 2011 Accredited Investors (15)

10.1	Share Exchange Agreement dated as of December 28, 2009 by and among Advanced Mechanical Products, Inc., the shareholders of Advanced Mechanical Products, Inc. and Title Starts Online, Inc. (1)

10.2	Agreement and Release between Title Starts Online, Inc. and Mark DeFoor dated December 29, 2009 (1)

10.3	Conversion Agreement between Title Starts Online, Inc. and Bowden Transportation, Inc. dated December 28, 2009 (1)

10.4	Conversion Agreement between Title Starts Online, Inc. and Han Solutions II, LLC dated December 28, 2009 (1)

10.5	Conversion Agreement between Title Starts Online, Inc. and Ziu Zhang dated December 28, 2009 (1)

10.6	Director Agreement by and between AMP Holding Inc. and Nancy Dunlap dated August 23, 2010 (8)

10.7	Director Agreement by and between AMP Holding Inc, and James E. Taylor dated October 11, 2010 (10)

10.8	Employment Agreement by and between AMP Holding Inc. and James Taylor dated December 8, 2010 (12)

10.9	Employment Agreement by and between AMP Holding Inc. and Stephen S. Burns dated December 8, 2010 (12)

10.10	Director Agreement by and between AMP Holding Inc. and Joseph Paresi dated December 8, 2010 (12)

10.11	Employment Agreement by and between AMP Holding Inc. and Paul V. Gonzales dated January 12, 2011 (13)

10.12	Distribution Agreement by and between AMP Holding Inc. and Northern Lights Energy ehf. dated April 14, 2011 (14)

16.1	Letter from Schumacher & Associates, Inc. (5)

21.1	List of Subsidiaries(1)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on January 4, 2010.
(2)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on February 4, 2010.
(3)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on March 4, 2010.
(4)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on March 17, 2010.
(5)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on March 18, 2010.
(6)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on May 25, 2010
(7)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on May 25, 2010
(8)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on August 27, 2010
(9)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on September 10, 2010
(10)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on October 19, 2010
(11)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on December 6, 2010
(12)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on December 13, 2010
(13)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on January 14, 2011
(14)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on April 20, 2011
(15)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on May 12, 2011

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

AMP HOLDING INC.

Dated: May 12, 2011	By:	/s/ James E. Taylor
Name: James E. Taylor
Title: Chief Executive Officer and Vice Chairman of the Board of Directors (Principal Executive Officer

Dated: May 12, 2011	By:	/s/ Paul V. Gonzales
Name: Paul V. Gonzales
Title: Chief Financial Officer (Principal Financial and Accounting Officer)