Form 10-Q
period 2011-06-30
AMP Holding Inc.
filed 2011-08-15
CIK 1425287

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

or

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $0.001 par value per share	37,082,871
(Class)	(Outstanding at August 10, 2011)

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

AMP Holding Inc.
(A Development Stage Company)
Balance Sheets
June 30, 2011 and December 31, 2010

Assets	June 30, 2011 (Unaudited)	December 31, 2010

Current assets:
Cash and cash equivalents	$1,673,247	$385,293
Accounts receivable	29,019	58,042
Inventory	82,000	-
Prepaid expenses and deposits	15,605	9,855
	1,799,871	453,190
Property, plant and equipment:
Software	5,325	5,325
Equipment	128,176	128,176
Vehicles and prototypes	176,973	90,625
	310,474	224,126
Less accumulated depreciation	175,877	147,955
	134,597	76,171

	$1,934,468	$529,361

Liabilities and Stockholders' Equity (Deficit)

Current liabilities:
Accounts payable	$496,186	$451,422
Accounts payable, related parties	186,772	206,614
Customer deposits	25,000	77,393
Shareholder advances	43,000	43,000
Current portion of long term debt	6,332	6,179
	757,290	784,608

Long-term debt	22,048	25,253

Commitments and contingencies	-	-

Stockholders' equity (deficit):
Series A preferred stock, par value of $.001 per share 75,000,000 shares shares authorized, 500 shares issued and outstanding at June 30, 2011
and 9,000 shares issued and outstanding at December 31, 2010	1	9
Common stock, par value of $.001 per share 250,000,000 shares authorized,
37,082,871 shares issued and outstanding at June 30, 2011 and
27,712,401 shares issued and outstanding at December 31, 2010	37,083	27,713
Additional paid in capital	11,148,512	6,647,857
Stock based compensation	2,636,340	1,436,979
Accumulated deficit during the development stage	(12,666,806)	(8,393,058)
	1,155,130	(280,500)

	$1,934,468	$529,361

See accompanying notes to financial statements.

AMP Holding Inc.
(A Development Stage Company)
Statements of Operations
For the Three and Six Months Ended June 30, 2011 and 2010
and for the Period From Inception,
February 20, 2007 to June 30, 2011

	Three Months Ended		Six Months Ended		Since Date of Inception, February 20, 2007 to
	June 30, 2011 (Unaudited)	June 30, 2010 (Unaudited)	June 30, 2011 (Unaudited)	June 30, 2010 (Unaudited)	June 30, 2011 (Unaudited)

Sales	$107,535	$-	$190,035	$-	$330,742

Expenses:
Payroll and payroll taxes	715,762	311,202	1,341,169	588,428	3,990,867
Employee benefits	68,086	23,782	133,938	46,114	408,666
Stock based compensation	866,581	362,971	1,199,361	362,971	2,654,080
Batteries and motors and supplies	338,816	69,407	750,856	216,146	2,114,038
Legal and professional	111,729	98,051	281,275	222,467	1,165,280
Advertising	81,861	1,788	169,389	39,079	712,729
Consulting	125,140	75,401	226,146	190,663	510,697
Engineering temporary labor	2,274	64,720	18,855	138,217	242,870
Travel and entertainment	76,273	42,790	110,807	54,450	297,315
Depreciation	16,180	9,885	27,922	18,846	199,263
Rent	28,200	25,500	56,250	49,585	219,785
Insurance	37,015	22,044	64,674	39,293	193,397
Facilities, repairs & maintenance	20,291	5,269	33,099	16,744	112,749
Utilities	5,365	5,245	14,834	15,485	77,881
Interest and bank fees	1,244	4,512	2,532	8,737	18,387
Loss on sale of assets	-	680	-	8,543	5,446
Other	23,509	3,086	32,676	4,217	74,098
	2,518,326	1,126,333	4,463,783	2,019,985	12,997,548

Net loss during the development stage	$(2,410,791)	$(1,126,333)	$(4,273,748)	$(2,019,985)	$(12,666,806)

Basic and diluted loss per share	$(0.07)	$(0.06)	$(0.14)	$(0.11)	$(0.63)

Weighted average number of common
shares outstanding	32,192,843	20,284,819	30,235,598	19,067,113	20,188,782

See accompanying notes to financial statements.

AMP Holding Inc.
(A Development Stage Company)
Statements of Stockholders' Equity (Deficit)
From Inception, February 20, 2007
to June 30, 2011

	Common Stock		Series A Preferred Stock		Additional	Stock	Accumulated Deficit During the	Total Stockholders'
	Number of Shares	Amount	Number of Shares	Amount	Paid-in Capital	Based Compensation	Development Stage	Equity (Deficit)

Beginning capital - inception	-	$-	-	$-	$-	$-	$-	$-

Issuance of common stock, and fulfillment
of stock subscriptions receivable	7,210	900,000	-	-	-	-	-	900,000
Net loss from operations, period of inception,
February 20, 2007 to December 31, 2007	-	-	-	-	-	-	(456,145)	(456,145)
	7,210	$900,000	-	$-	$-	$-	$(456,145)	$443,855

Issuance of common stock, and fulfillment
of stock subscriptions receivable	4,305	875,000	-	-	-	-	-	875,000
March 10, 2008 stock dividend	62,720	-	-	-	-	-	-	-
Share based compensation for the year
ended December 31, 2008	-	9,757	-	-	-	-	-	9,757
Net loss from operations for the year
ended December 31, 2008	-	-	-	-	-	-	(1,383,884)	(1,383,884)
	74,235	$1,784,757	-	$-	$-	$-	$(1,840,029)	$(55,272)

January 1, 2009 stock re-pricing agreement	18,025	-						-
Issuance of common stock, and fulfillment
of stock subscriptions receivable	168,210	753,511	-	-	49,989	-	-	803,500
Share based compensation to
December 28, 2009	-	7,983	-	-	-	-	-	7,983
Shares issued out of stock option plan on
December 31, 2009	3,220	-	-	-	-	-	-	-
Net effect of purchase accounting adjustments	17,508,759	(2,528,479)	-	-	2,528,479	-	-	-
Conversion of convertible notes	-	-	8,375	8	264,992	-	-	265,000
Net loss from operations for the year
ended December 31, 2009	-	-	-	-	-	-	(1,524,923)	(1,524,923)
	17,772,449	$17,772	8,375	$8	$2,843,460	$-	$(3,364,952)	$(503,712)

Conversion of convertible note	29,750	30	-	-	9,970	-	-	10,000
Issuance of preferred stock, and fulfillment
of stock subscriptions receivable	-	-	625	1	24,999	-	-	25,000
Issuance of common stock, and fulfillment
of stock subscriptions receivable	9,808,566	9,809	-	-	3,682,530	-	-	3,692,339
Conversion of account payable	101,636	102	-	-	86,898	-	-	87,000
Share based compensation for the year
ended December 31, 2010	-	-	-	-	-	1,436,979	-	1,436,979
Net loss from operations for the year
ended December 31, 2010	-	-	-	-	-	-	(5,028,106)	(5,028,106)
	27,712,401	$27,713	9,000	$9	$6,647,857	$1,436,979	$(8,393,058)	$(280,500)

Issuance of common stock, and fulfillment
of stock subscriptions receivable	8,329,116	8,328	-	-	4,489,414	-	-	4,497,742
Stock options exercised	29,750	30	-	-	12,245	-	-	12,275
Conversion of preferred stock to common stock	1,011,604	1,012	(8,500)	(8)	(1,004)	-	-	-
Share based compensation for the six months
ended June 30, 2011	-	-	-	-	-	1,199,361	-	1,199,361
Net loss from operations for the six months
ended June 30, 2011	-	-	-	-	-	-	(4,273,748)	(4,273,748)
	37,082,871	$37,083	500	$1	$11,148,512	$2,636,340	$(12,666,806)	$1,155,130

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

AMP Holding Inc.
(A Development Stage Company)
Statements of Cash Flows
For the Three and Six Months Ended June 30, 2011 and 2010
and for the Period From Inception,
February 20, 2007 to June 30, 2011

	Three Months Ended		Six Months Ended		Since Date of Inception, February 20, 2007 to
	June 30, 2011 (Unaudited)	June 30, 2010 (Unaudited)	June 30, 2011 (Unaudited)	June 30, 2010 (Unaudited)	June 30, 2011 (Unaudited)

Cash flows from operating activities:
Net loss during the development stage	$(2,410,791)	$(1,126,333)	$(4,273,748)	$(2,019,985)	$(12,666,806)
Adjustments to reconcile net loss from operations
to cash used by operations:
Depreciation	16,180	9,885	27,922	18,846	199,263
Loss on sale of assets	-	680	-	8,543	5,446
Stock based compensation	866,581	362,971	1,199,361	362,971	2,654,080
Advertising	-	-	-	-	50,000
Legal fees	-	-	-	-	87,000
Effects of changes in operating assets and liabilities:
Accounts receivable	5,594	-	29,023	-	(29,019)
Inventory	(82,000)	-	(82,000)	-	(82,000)
Prepaid expenses and deposits	(5,325)	(1,355)	(5,750)	3,833	(15,605)
Accounts payable	(297,536)	57,450	44,764	356,786	511,065
Accounts payable, related parties	(44,649)	172,102	(19,842)	211,227	171,893
Customer deposits	(25,000)	(17,607)	(52,393)	(17,607)	25,000

Net cash used by operations	(1,976,946)	(542,207)	(3,132,663)	(1,075,386)	(9,089,683)

Cash flows from investing activities:
Capital expenditures	(86,348)	(28,969)	(86,348)	(28,969)	(277,495)
Proceeds on sale of assets	-	3,900	-	15,900	32,900

Net cash provided (used) by investing activities	(86,348)	(25,069)	(86,348)	(13,069)	(244,595)

Cash flows from financing activities:
Cash overdraft	-	-	-	(2,523)	-
Proceeds from notes payable	-	-	-	100,000	160,000
Payments on notes payable	-	-	-	-	(150,000)
Payments on long-term debt	(1,532)	-	(3,052)	-	(5,047)
Shareholder advances	-	-	-	-	43,000
Issuance of common and preferred stock	3,529,651	534,960	4,510,017	1,017,339	10,959,572

Net cash provided by financing activities	3,528,119	534,960	4,506,965	1,114,816	11,007,525

Change in cash and cash equivalents	1,464,825	(32,316)	1,287,954	26,361	1,673,247
Cash and cash equivalents at inception, February 20, 2007					-
Cash and cash equivalents at December 31, 2009				-
Cash and cash equivalents at March 31, 2010		58,677
Cash and cash equivalents at June 30, 2010		$26,361		$26,361
Cash and cash equivalents at December 31, 2010			385,293
Cash and cash equivalents at March 31, 2011	208,422
Cash and cash equivalents at June 30, 2011	$1,673,247		$1,673,247		$1,673,247

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

AMP Holding Inc.
(A Development Stage Company)
Notes to Financial Statements
(Unaudited)

1.	SUMMARY OF SIGNIFICANT ACCOUNTING PRINICPLES

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

AMP, a development stage company, designs, sells and delivers modified automobiles with an all-electric drivetrain and battery system that allows the vehicle to perform just like a vehicle with an internal combustion engine, but with no emissions or burning of fossil fuels.  Using its drivetrain system, the Company converts an existing vehicle to an all-electric vehicle instead of a vehicle that burns gasoline.  AMP’s vision is to engineer electric drivetrains and to be a supplier and integrator for Crossover and SUV sized vehicles that are popular with both fleets and consumers.  The largest vehicle segment in the U.S. is the SUV segment and AMP has one of the only electric full size SUV solutions available.  This is due to AMP’s patent pending, powerful, yet highly efficient electric powertrain.  Revenues since the inception of the Company, February 20, 2007, through the date of these financial statements have not been significant and consist of customer vehicle conversions and sales of converted vehicles.

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
(A Development Stage Company)
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

The Company has continued to raise capital.  Management believes the proceeds from these offerings, future offerings, and the Company’s anticipated revenue provides an opportunity to continue as a going concern.  If additional funding is required, the Company plans to obtain working capital from either equity financing from the sale of common and/or preferred stock.

The accompanying unaudited financial statements have been prepared in accordance with Form 10-Q instructions and therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States, however, in the opinion of management contain all adjustments, consisting of normal recurring accruals necessary to present fairly the financial position, results of operations and cash flows for the periods presented.  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  Actual results could differ from these estimates.  These interim financial statements should be read in conjunction with the financial statements and accompanying notes included in the Annual Report on Form 10-K for the year ended December 31, 2010.

Operating results for the six months ended June 30, 2011 are not necessarily indicative of the results that may be attained in subsequent periods or for the year ending December 31, 2011.

Certain reclassifications were made to the prior year financial statements to conform to the current year presentation.  These reclassifications had no effect on previously reported results of operation or stockholders’ equity (deficit).

Financial instruments
The carrying amounts of financial instruments including cash, accounts receivable, inventory, cash overdraft, accounts payable and short-term debt approximate fair value because of the relatively short maturity of these instruments.

Cash and cash equivalents
Cash and cash equivalents include investments that are highly liquid, readily convertible to cash and with maturities of 90 days or less at the purchase date.

Inventory
Inventory, stated at cost, includes vehicles being converted for sale.

AMP Holding Inc.
(A Development Stage Company)
Notes to Financial Statements
(Unaudited)

Property and depreciation
Property and equipment is recorded at cost.  Major renewals and improvements are capitalized while replacements, maintenance and repairs, which do not improve or extend the lives of the respective assets, are expensed.  When property and equipment is retired or otherwise disposed of, a gain or loss is realized for the difference between the net book value of the asset and the proceeds realized thereon.  Depreciation is calculated using the straight-line method, based upon the following estimated useful lives:

Software:  6 years
Equipment:  5 years
Vehicles and prototypes:  3 - 5 years

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

Advertising
Advertising and public relation costs are charged to operations when incurred.  Advertising and public relation expense was approximately $82,000 and $2,000 for the three months ended June 30, 2011 and 2010, and $169,000 and $39,000 for the six months ended June 30, 2011 and 2010, and $713,000 for the period from inception to June 30, 2011, respectively.

AMP Holding Inc.
(A Development Stage Company)
Notes to Financial Statements
(Unaudited)

Income taxes
With the consent of its shareholders, at the date of inception, AMP elected under the Internal Revenue Code to be taxed as an S corporation. Since shareholders of an S corporation are taxed on their proportionate share of the Company’s taxable income, an S corporation is generally not subject to either federal or state income taxes at the corporate level.  On December 28, 2009 pursuant to the merger transaction the Company revoked its election to be taxed as an S-corporation.  As no taxable income has occurred from the date of this merger to June 30, 2011 and any deferred tax assets would be fully reserved, no provision or liability for federal or state income taxes has been included in the financial statements.  Net operating losses of approximately $6,670,000 are available for carryover to be used against taxable income generated through 2031.  The Company had not filed income tax returns during its period as a shell company.

Uncertain tax positions
The Company adopted the provisions of Accounting for Uncertainty in Income Taxes. Those provisions clarify the accounting and recognition for income tax positions taken or expected to be taken in the Company’s income tax returns.  The Company’s income tax filings are subject to audit by various taxing authorities. The years of filings open to these authorities and available for audit are 2007 - 2009.  The Company's policy with regard to interest and penalties is to recognize interest through interest expense and penalties through other expense.  In evaluating the Company’s tax provisions and accruals, future taxable income, and the reversal of temporary differences, interpretations and tax planning strategies are considered. The Company believes their estimates are appropriate based on current facts and circumstances.

Research and development costs
The Company expenses research and development costs as they are incurred.  Research and development expense incurred was approximately $1,137,000 and $392,000 for the three months ended June 30, 2011 and 2010, and $2,256,000 and $857,000 for the six months ended June 30, 2011, and 2010, and $7,035,000 for the period from inception to June 30, 2011, respectively, consisting of consulting, payroll, payroll taxes, engineering temporaries, purchased supplies, legal fees, parts and small tools.

Basic and diluted loss per share
Basic loss per share is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period.  For all periods, all of the Company’s common stock equivalents were excluded from the calculation of diluted loss per common share because they were anti-dilutive, due to the Company’s net losses.

Stock based compensation
The Company accounts for its stock based compensation in accordance with SFAS No. 123R, “Share-Based Payment, an Amendment of FASB Statement No. 123” (codified in FASB ASC Topic 718 and 505).  The Company recognizes in its statement of operations the grant-date fair value of stock options and warrants issued to employees and non-employees.  The fair value is estimated on the date of grant using a lattice-based valuation model that uses assumptions concerning expected volatility, expected term, and the expected risk-free rate of return.  For the awards granted in 2011 and 2010, the expected volatility was estimated by management as 50% based on a range of forecasted results.  The expected term of the awards granted was assumed to be the contract life of the option or warrant (two, three, five or 10 years as determined in the specific arrangement).  The risk-free rate of return was based on market yields in effect on the date of each grant for United States Treasury debt securities with a maturity equal to the expected term of the award.

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
(A Development Stage Company)
Notes to Financial Statements
(Unaudited)

Subsequent events
The Company evaluates events and transactions occurring subsequent to the date of the financial statements for matters requiring recognition or disclosure in the financial statements.

2.	LONG-TERM DEBT

Long-term debt consists of a $28,380 note payable to a bank due in monthly installments of $635 including interest at 5.04%, with the final payment due August 2015. The note is secured by equipment which has a net book value of $27,857 at June 30, 2011. Aggregate maturities of long-term debt are as follows:

2011	$3,127
2012	6,494
2013	6,832
2014	7,185
2015	4,742
$28,380

3.	SHAREHOLDER ADVANCES

Shareholder advances are unsecured, originally due at the earlier of a closing of financing by the Company or November 30, 2011 with interest at 3%.

4.	LEASE OBLIGATION

In December 2009 the Company began leasing operating facilities under an agreement expiring on September 30, 2011.  Future minimum lease payments under the agreement are $25,500.  The Company also leases office space on a month to month agreement for approximately $1,000 per month.  On October 1, 2011 the Company will move to a larger operating facility with a monthly lease payment of $11,875.  Prior to December 2009 the Company leased office/warehouse space under terms of an operating type lease with monthly payments of $1,650.

5.	STOCK BASED COMPENSATION

Options to directors, officers and employees
The Company maintains, as adopted by the board of directors, the 2010 Incentive Stock Plan and the 2011 Incentive Stock Plan (the plans) providing for the issuance of up to 3,000,000 options to employees, officers, directors or consultants of the Company.  Incentive stock options granted under the plans may only be granted with an exercise price of not less than fair market value of the Company’s common stock on the date of grant (110% of fair market value for incentive stock options granted to principal stockholders).  Non-qualified stock options granted under the plans may only be granted with an exercise price of not less than 85% of the fair market value of the Company’s common stock on the date of grant.  Awards under the plans may be either vested or unvested options.  The unvested options vest ratably over eight quarters for options with a five year term and after one year for options with a two year term.

In addition to the plan, the Company has granted, on various dates, stock options to directors, officers and employees to purchase common stock of the Company.  The terms, exercise prices and vesting of these awards vary.

AMP Holding Inc.
(A Development Stage Company)
Notes to Financial Statements
(Unaudited)

The following table summarizes option activity for directors, officers and employees:

	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Grant Date Fair Value per Share	Weighted Average Remaining Term in Months
Outstanding at January 1, 2010	-	$-	$-	-
Granted	4,940,000	0.56	0.33	81
Exercised	-	-	-	-
Forfeited or expired	-	-	-	-
Outstanding at December 31, 2010	4,940,000	$0.56	$0.33	77
Exercisable at December 31, 2010	1,854,625	$0.53	$0.32	75
Granted	3,375,000	0.63	0.28	54
Exercised	(29,750)	0.41	0.26	50
Forfeited or expired	-	-	-	-
Outstanding at June 30, 2011	8,285,250	$0.59	$0.31	64
Exercisable at June 30, 2011	2,788,125	$0.55	$0.30	63

The Company recorded $266,274, $588,201 and $872,215 compensation expense for stock options to directors, officers and employees for the six months ended June 30, 2011, the year ended December 31, 2010 and the period from inception (February 20, 2007) to June 30, 2011, respectively.  As of June 30, 2011, unrecognized compensation expense of $1,702,406 is related to non-vested options granted to directors, officers and employees which is anticipated to be recognized over the next 64 months, commensurate with the vesting schedules.

Options to consultants
The Company has also granted, on various dates, stock options to purchase common stock of the Company to. consultants for services provided to the Company.  The terms, exercise prices and vesting of these awards vary.

The following table summarizes option activity for consultants:

	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Grant Date Fair Value per Share	Weighted Average Remaining Term in Months
Outstanding at January 1, 2010	-	$-	$-	-
Granted	810,000	0.67	0.23	36
Exercised	-	-	-	-
Forfeited or expired	-	-	-	-
Outstanding at December 31, 2010	810,000	$0.67	$0.23	32
Exercisable at December 31, 2010	380,000	$0.63	$0.22	31
Granted	70,000	0.59	0.18	31
Exercised	-	-	-	-
Forfeited or expired	-	-	-	-
Outstanding at June 30, 2011	880,000	$0.66	$0.23	26
Exercisable at June 30, 2011	595,000	$0.64	$0.22	26

AMP Holding Inc.
(A Development Stage Company)
Notes to Financial Statements
(Unaudited)

The Company recorded $46,565, $82,900 and $129,465 compensation expense for stock options to consultants for the six months ended June 30, 2011, the year ended December 31, 2010 and the period from inception (February 20, 2007) to June 30, 2011, respectively.  As of June 30, 2011, unrecognized compensation expense of $69,333 is related to non-vested options granted to consultants which is anticipated to be recognized over the next 26 months, commensurate with the vesting schedules.

Warrants to accredited investors
Since December 2010, common stock sold by the Company has included common stock purchase warrants to acquire shares of common stock of the Company.  For each ten shares sold, each investor received a warrant to purchase five shares of common stock for a period of two years at an exercise price of $0.80 per share.  The securities were offered and sold to the investors in a private placement transactions made in reliance upon exemptions from registration pursuant to Section 4(2) under the Securities Act of 1933 (the “Securities Act”) and/or Rule 506 promulgated under the Securities Act. The investors are accredited investors as defined in Rule 501 of Regulation D promulgated under the Securities Act.

The following table summarizes warrant activity for accredited investors:

	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Grant Date Fair Value per Share	Weighted Average Remaining Term in Months
Outstanding at January 1, 2010	-	$-	$-	-
Granted	785,001	0.80	0.11	24
Exercised	-	-	-	-
Forfeited or expired	-	-	-	-
Outstanding at December 31, 2010	785,001	$0.80	$0.11	24
Exercisable at December 31, 2010	785,001	$0.80	$0.11	24
Granted	4,164,559	0.80	0.11	24
Exercised	-	-	-	-
Forfeited or expired	-	-	-	-
Outstanding at June 30, 2011	4,949,560	$0.80	$0.11	22
Exercisable at June 30, 2011	4,949,560	$0.80	$0.11	22

The Company recorded $460,316, $86,350 and $546,666 compensation expense for stock warrants to accredited investors for the six months ended June 30, 2011, the year ended December 31, 2010 and the period from inception (February 20, 2007) to June 30, 2011, respectively.  There is no unrecognized compensation expense for these warrants because they are fully vested at date of grant.

Warrants to placement agent and consultants
The Company has compensated the placement agent for assisting in the sale of the Company’s securities by paying the placement agent commissions and issuing the placement agent common stock purchase warrants to purchase shares of the Company’s common stock.  The warrants have a five year term and various exercise prices.

The Company has also granted, on various dates, stock warrants to purchase common stock of the Company to. consultants for services provided to the Company.  The terms, exercise prices and vesting of these awards vary.

AMP Holding Inc.
(A Development Stage Company)
Notes to Financial Statements
(Unaudited)

The following table summarizes warrant activity for the placement agent and consultants:

	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Grant Date Fair Value per Share	Weighted Average Remaining Term in Months
Outstanding at January 1, 2010	614,680	$0.39	$0.18	60
Granted	3,103,304	0.64	0.21	57
Exercised	-	-	-	-
Forfeited or expired	-	-	-	-
Outstanding at December 31, 2010	3,717,984	$0.60	$0.21	52
Exercisable at December 31, 2010	2,617,984	$0.61	$0.19	51
Granted	832,911	0.60	0.27	60
Exercised	-	-	-	-
Forfeited or expired	-	-	-	-
Outstanding at June 30, 2011	4,550,895	$0.60	$0.22	48
Exercisable at June 30, 2011	3,760,895	$0.60	$0.21	48

The Company recorded $292,406, $497,528 and $789,934 compensation expense for stock warrants to the placement agent and consultants for the six months ended June 30, 2011, the year ended December 31, 2010 and the period from inception (February 20, 2007) to June 30, 2011, respectively.  As of June 30, 2011, unrecognized compensation expense of $207,825 is related to non-vested warrants granted to consultants which is anticipated to be recognized over the next 49 months, commensurate with the vesting schedules.  There is no unrecognized compensation expense for the placement agent warrants because they are fully vested at date of grant.

Warrants to directors and officers
The Company has issued to certain directors and officers common stock purchase warrants to acquire shares of common stock at an exercise price of $2.00 per share for a period of five years.

The following table summarizes warrant activity for directors and officers:

	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Grant Date Fair Value per Share	Weighted Average Remaining Term in Months
Outstanding at January 1, 2010	-	$-	$-	-
Granted	1,400,000	2.00	0.13	60
Exercised	-	-	-	-
Forfeited or expired	-	-	-	-
Outstanding at December 31, 2010	1,400,000	$2.00	$0.13	59
Exercisable at December 31, 2010	1,400,000	$2.00	$0.13	59
Granted	1,500,000	2.00	0.09	60
Exercised	-	-	-	-
Forfeited or expired	-	-	-	-
Outstanding at June 30, 2011	2,900,000	$2.00	$0.11	56
Exercisable at June 30, 2011	2,900,000	$2.00	$0.11	56

AMP Holding Inc.
(A Development Stage Company)
Notes to Financial Statements
(Unaudited)

The Company recorded $133,800, $182,000 and $315,800 compensation expense for stock warrants to directors and officers for the six months ended June 30, 2011, the year ended December 31, 2010 and the period from inception (February 20, 2007) to June 30, 2011, respectively.  There is no unrecognized compensation expense for these warrants because they are fully vested at date of grant.

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

The Company has continued to raise capital since the merger.  Management believes the proceeds from these offerings, future offerings, and the Company’s anticipated revenue provides an opportunity for the Company to continue as a going concern.  If additional funding is required, the Company plans to obtain working capital from either equity financing from the sale of common and/or preferred stock.

The accompanying unaudited financial statements have been prepared in accordance with Form 10-Q instructions and in the opinion of management contain all adjustments, consisting of normal recurring accruals necessary to present fairly the financial position, results of operations and cash flows for the periods presented.  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  Actual results could differ from these estimates.  These interim financial statements should be read in conjunction with the financial statements and accompanying notes included in the Annual Report on Form 10-K for the year ended December 31, 2010.

Operating results for the six months ended June 30, 2011 are not necessarily indicative of the results that may be attained in subsequent periods or for the year ending December 31, 2011.

Certain reclassifications were made to the prior year financial statements to conform to the current year presentation.  These reclassifications had no effect on previously reported results of operation or stockholders’ equity (deficit).

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

Results of Operations

Three Months Ended June 30, 2011 Compared to Three Months Ended June 30, 2010

Revenue.  Revenue was $107,535 for the three months ended June 30, 2011 and consisted of one customer vehicle conversion and the sale of one converted vehicle.  We did not generate revenue for the three months ended June 30, 2010.

Expenses.  Our expenses for the three months ended June 30, 2011 were $2,518,326 and included payroll and payroll taxes ($715,762), stock based compensation ($866,581), batteries, motors and supplies ($338,816), consulting ($125,140), and legal and professional ($111,729). Our expenses for the three months ended June 30, 2010 were $1,126,333 and included payroll and payroll taxes ($311,202), stock based compensation ($362,971), batteries, motors and supplies ($69,407), consulting ($75,401), and legal and professional ($98,051). The reason for the increase in comparing the quarter ended 2011 to 2010 was an increase in activity in developing and promoting our products which included the hiring of additional employees.

Net loss.  Net loss for the three months ended June 30, 2011 and 2010 were $2,410,791 and $1,126,333, respectively.

Operating Activities

Our operating activities from continuing operations resulted in net cash used by operations of $1,976,946 for the three months ended June 30, 2011 compared to net cash used by operations of $542,207 for the three months ended June 30, 2010. The net cash used by operations for the three months ended June 30, 2011 reflects a net loss of $2,410,791, offset by non-cash stock based compensation of $866,581 and depreciation of $16,180; a decrease in accounts receivable of $5,594; decreases in accounts payable of $297,536, accounts payable, related parties of $44,649 and customer deposits of $25,000; and increases in inventory of $82,000 and prepaid expenses and deposits of $5,325.  The net cash used by operations for the three months ended June 30, 2010 reflects a net loss of $1,126,333 offset by non-cash stock based compensation of $362,971, depreciation of $9,885, and loss on sale of assets of $680; increases in accounts payable of $57,450 and accounts payable, related parties of $172,102; a decrease in customer deposits of $17,607; and an increase in prepaid expenses and deposits of $1,355.

Investing Activities

Our investing activities for the three months ended June 30, 2011 resulted in net cash outflow of $86,348 for the acquisition of prototype vehicles.  Our investing activities for the three months ended June 30, 2010 resulted in a net cash outflow of $25,069; $28,969 used for the acquisition of prototype vehicles, offset by $3,900 of proceeds on sale of assets.

Financing Activities

Our financing activities resulted in a cash inflow of $3,528,119 for the three months ended June 30, 2011 and included cash inflows from the issuance of common stock of $3,529,651 reduced by cash outflows for payments on long-term debt of $1,532.  Financing activities for the three months ended June 30, 2010 resulted in a cash inflow of $534,960 from the issuance of common stock.

Six Months Ended June 30, 2011 Compared to Six Months Ended June 30, 2010

Revenue.  Revenue was $190,035 for the six months ended June 30, 2011 and consisted of three customer vehicle conversions and the sale of one converted vehicle.  We did not generate revenue for the six months ended June 30, 2010.

Expenses.  Our expenses for the six months ended June 30, 2011 were $4,463,783 and included payroll and payroll taxes ($1,341,169), stock based compensation ($1,199,361), batteries, motors and supplies ($750,856), consulting ($226,146), and legal and professional ($281,275). Our expenses for the six months ended June 30, 2010 were $2,019,985 and included payroll and payroll taxes ($588,428), stock based compensation ($362,971), batteries, motors and supplies ($216,146), consulting ($190,663), and legal and professional ($222,467). The reason for the increase in comparing the six months ended 2011 to 2010 was an increase in activity in developing and promoting our products which included the hiring of additional employees.

Net loss.  Net loss for the six months ended June 30, 2011 and 2010 were $4,273,748 and $2,019,985, respectively.

Operating Activities

Our operating activities from continuing operations resulted in net cash used by operations of $3,132,663 for the six months ended June 30, 2011 compared to net cash used by operations of $1,075,386 for the six months ended June 30, 2010. The net cash used by operations for the six months ended June 30, 2011 reflects a net loss of $4,273,748, offset by non-cash stock based compensation of $1,199,361 and depreciation of $27,922; a decrease in accounts receivable of $29,023; decreases in accounts payable, related parties of $19,842 and customer deposits of $52,393; and increases in inventory of $82,000, accounts payable of $44,764 and prepaid expenses and deposits of $5,750.  The net cash used by operations for the six months ended June 30, 2010 reflects a net loss of $2,019,985 offset by non-cash stock based compensation of $362,971, depreciation of $18,846, and loss on sale of assets of $8,543; increases in accounts payable of $356,786 and accounts payable, related parties of $211,227; and decreases in customer deposits of $17,607 and prepaid expenses and deposits of $3,833.

Investing Activities

Our investing activities for the six months ended June 30, 2011 resulted in net cash outflow of $86,348 principally for the acquisition of prototype vehicles.  Our investing activities for the six months ended June 30, 2010 resulted in a net cash outflow of $13,069; $28,969 used for the acquisition of a prototype vehicle, offset by $15,900 of proceeds on sale of assets.

Financing Activities

Our financing activities resulted in a cash inflow of $4,506,965 for the six months ended June 30, 2011 and included cash inflows from the issuance of common stock of $4,510,017 reduced by cash outflows for payments on long-term debt of $3,052.  Financing activities for the six months ended June 30, 2010 resulted in a cash inflow of $1,114,816 and included cash inflows from the issuance of common stock of $1,017,339 and proceeds from notes payable of $100,000 reduced by the repayment of a cash overdraft.

Liquidity and Capital Resources

As of June 30, 2011, we had current assets of $1,799,871 including cash of $1,673,247 and current liabilities of $757,290. As of December 31, 2010, we had current assets of $453,190 including cash of $385,293 and current liabilities of $784,608.

Presently, due to the lack of significant revenue we are not able to meet our operating and capital expenses. There is doubt about our ability to continue as a going concern, as the continuation of our business is dependent upon successful roll out of our products and maintaining a break even or profitable level of operations. We have incurred operating losses since inception, and this is likely to continue through the fiscal year ending December 31, 2011.  Our independent auditors, for the year ended December 31, 2010, have issued an opinion on our financial statements that raise substantial doubt about our ability to continue as a going concern.

We require funds to enable us to address our minimum current and ongoing expenses, expand marketing and promotion activity connected with the development and marketing of our products and to increase market share. Our cash on hand will not be sufficient to satisfy all of our cash requirements as we continue to progress and expand.  We estimate that we will require between $12,000,000 and $15,000,000 to carry out our business plan for the next twelve months.  Because we cannot anticipate when we will be able to generate adequate revenues from sales, we will need to raise additional funds to continue to develop our business, respond to competitive pressures and to respond to unanticipated requirements or expenses.  If we are not able to generate significant revenues from the sale of our products, we will not be able to maintain our operations or achieve a profitable level of operations.

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

Recent Development:
Distribution Agreement

On April 14, 2011, the Company entered into a Distribution Agreement with Northern Lights Energy ehf. (“NLE”), an Icelandic company that operates in the energy and transportation sectors, pursuant to which the Company will manufacture, assemble, produce, and sell Company products to NLE in exchange for granting NLE the exclusive right within the country of Iceland (the “Territory”) to:

·	promote the use of the Company’s electric vehicles in the Territory, to develop and maintain a sales and service;
·	network the Company products throughout the Territory to retail, business, fleet, institutional and governmental customers;
·	promote the sale of Company products throughout the Territory;
·	promote the Company brand throughout the Territory;
·	advertise the Company’s products throughout the Territory; and
·	manage customer relationships and provide best in class after sales service to customers of Company products in the Territory.

NLE will buy and sell the Company products in its own name and for its own account.  The term of the Distribution Agreement commenced upon the signing of the agreement and will continue through December 31, 2017.  The Company did not issue or receive any material financial consideration (i.e., cash, stock, options, warrants, etc.) in exchange for entering into the Distribution Agreement.  The Agreement contemplates three separate and interrelated phases.

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

Item 4. Controls and Procedures

As of June 30, 2011, our Chief Executive Officer and Chief Financial Officer performed an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on the evaluation and the identification of the material weaknesses in internal control over financial reporting described below, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2011, the Company's disclosure controls and procedures were not effective.

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

Our Chief Executive Officer and Chief Financial Officer have conducted an assessment of our internal control over financial reporting as of June 30, 2011. Management's assessment of internal control over financial reporting was conducted using the criteria in Internal Control over Financial Reporting – Guidance for Smaller Public Companies issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis. In connection with management's assessment of our internal control over financial reporting as required under Section 404 of the Sarbanes-Oxley Act of 2002, we identified the following material weaknesses in our internal control over financial reporting as of June 30, 2011:

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

Because of the material weaknesses noted above, management has concluded that we did not maintain effective internal control over financial reporting as of June 30, 2011, based on Internal Control over Financial Reporting - Guidance for Smaller Public Companies issued by COSO.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2011 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

From May 10, 2011 through June 29, 2011, the Company sold an aggregate of 5,732,469 shares of common stock and common stock purchase warrants (the “Warrants”) to acquire 2,866,233 shares of common stock of the Company for an aggregate purchase price of $3,439,500 to accredited investors.  The Warrants are exercisable for two years at an exercise price of $0.80.  The closings occurred on the following dates:

•	On May 10, 2011, the Company sold 470,833 shares of common stock and Warrants to acquire 235,415 shares of common stock for an aggregate consideration of $282,500.
•	On May 25, 2011, the Company sold 3,388,320 shares of common stock and Warrants to acquire 1,694,160 shares of common stock for an aggregate consideration of $2,033,000.
•	On June 29, 2011, the Company sold 1,873,316 shares of common stock and Warrants to acquire 936,658 shares of common stock for an aggregate consideration of $1,124,000.

From May 10, 2011 through June 28, 2011, the Company compensated JCI as placement agent for assisting in the sale of the securities by paying it commissions in the aggregate amount of $343,950 and issuing the placement agent common stock purchase warrants to purchase 573,247 shares of the Company’s common stock at an exercise price of $0.60 per share.

On May 25, 2011, the Company granted the below stock options and common stock purchase warrants to Joseph Paresi, James Taylor and Stephen Burns, officers and directors of the Company, for achieving various milestones and targets over the last six months including the continuous raising of and management of operational funds, the development of an operational plan that addresses product development, production readiness, vehicle certification planning and start of the certification process, the addition of key personnel to fulfill operational requirements such as procurement, engineering and finance, the establishment of a number of channels to market and initial agreements with distributors including the recently announced Distribution Agreement with Northern Lights Energy ehf. (“NLE”), an Icelandic company that operates in the energy and transportation sectors, pursuant to which the Company will manufacture, assemble, produce, and sell Company products to NLE in exchange for granting NLE the exclusive right within the country of Iceland.  Further, Mr. Paresi has been appointed as Executive Chairman pursuant to which he will assist the Company in various fund raising efforts, business development planning and support and specific corporate development activities in a cooperative manner with Mr. Taylor.  Mr. Paresi has provided such services, without salary, since his appointment as Chairman of the Board of Directors.  The Company issued Mr. Paresi a stock option to acquire 500,000 shares of common stock at an exercise price of $0.60 per share for a period of five years, a stock option to acquire 1,000,000 shares of common stock at an exercise price of $0.60 per share for a period of five years and a common stock purchase warrant to acquire 500,000 shares of common stock at an exercise price of $2.00 per share for a period of five years.  The Company issued Mr. Taylor a stock option to acquire 500,000 shares of common stock at an exercise price of $0.60 per share for a period of five years and a common stock purchase warrant to acquire 500,000 shares of common stock at an exercise price of $2.00 per share for a period of five years.  The Company issued Mr. Burns a stock option to acquire 500,000 shares of common stock at an exercise price of $0.60 per share for a period of five years and a common stock purchase warrant to acquire 500,000 shares of common stock at an exercise price of $2.00 per share for a period of five years.

On June 28, 2011, the Board of Directors of the Company adopted the 2011 Incentive Stock Plan providing for the issuance of up to 1,000,000 stock options to employees, officers, directors or consultants of the Company.  On June 30, 2011, the Company issued stock options to acquire 505,000 shares of common stock to employees and consultants under the 2010 Incentive Stock Plan or 2011 Incentive Stock Plan at an exercise price of $0.70 per share for a period of two years.

This issuance of these above securities is exempt from the registration requirements under Rule 4(2) of the Securities Act of 1933, as amended, and/or Rule 506 as promulgated under Regulation D.

Item 3. Defaults Upon Senior Securities

None.

Item 4. (Removed and Reserved)

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description

3.1	Certificate of Designation for Series A Preferred Stock (1)

3.2	Certificate of Change (6)

3.3	Certificate of Correction (6)

3.4	Articles of Merger (7)

3.5	Certificate of Correction (Articles of Merger) (7)

3.6	Certificate of Amendment to the Certificate of Incorporation (9)

4.1	Form of Subscription Agreement by and between Title Starts Online, Inc. and the January 2010 Accredited Investors (2)

4.2	6% Promissory Note issued by Title Starts Online, Inc. on March 1, 2010 (3)

4.3	Form of Subscription Agreement by and between Title Starts Online, Inc. and the March 2010 Accredited Investors (4)

4.4	Form of Subscription Agreement by and between AMP Holding Inc. and Accredited Investors (11)

4.5	Form of Subscription Agreement by and between AMP Holding Inc. and May 2011 Accredited Investors (15)

4.6	Stock Option to acquire 500,000 shares of common stock issued to Joseph Paresi dated May 25, 2011 (16)

4.7	Stock Option to acquire 1,000,000 shares of common stock issued to Joseph Paresi dated May 25, 2011 (16)

4.8	Common Stock Purchase Warrant to acquire 500,000 shares of common stock issued to Joseph Paresi dated May 25, 2011 (16)

4.9	Stock Option to acquire 500,000 shares of common stock issued to James Taylor dated May 25, 2011 (16)

4.10	Common Stock Purchase Warrant to acquire 500,000 shares of common stock issued to James Taylor dated May 25, 2011 (16)

4.11	Stock Option to acquire 500,000 shares of common stock issued to Stephen Burns dated May 25, 2011 (16)

4.12	Common Stock Purchase Warrant to acquire 500,000 shares of common stock issued to Stephen Burns dated May 25, 2011 (16)

10.1	Share Exchange Agreement dated as of December 28, 2009 by and among Advanced Mechanical Products, Inc., the shareholders of Advanced Mechanical Products, Inc. and Title Starts Online, Inc. (1)

10.2	Agreement and Release between Title Starts Online, Inc. and Mark DeFoor dated December 29, 2009 (1)

10.3	Conversion Agreement between Title Starts Online, Inc. and Bowden Transportation, Inc. dated December 28, 2009 (1)

10.4	Conversion Agreement between Title Starts Online, Inc. and Han Solutions II, LLC dated December 28, 2009 (1)

10.5	Conversion Agreement between Title Starts Online, Inc. and Ziu Zhang dated December 28, 2009 (1)

10.6	Director Agreement by and between AMP Holding Inc. and Nancy Dunlap dated August 23, 2010 (8)

10.7	Director Agreement by and between AMP Holding Inc, and James E. Taylor dated October 11, 2010 (10)

10.8	Employment Agreement by and between AMP Holding Inc. and James Taylor dated December 8, 2010 (12)

10.9	Employment Agreement by and between AMP Holding Inc. and Stephen S. Burns dated December 8, 2010 (12)

10.10	Director Agreement by and between AMP Holding Inc. and Joseph Paresi dated December 8, 2010 (12)

10.11	Employment Agreement by and between AMP Holding Inc. and Paul V. Gonzales dated January 12, 2011 (13)

10.12	Distribution Agreement by and between AMP Holding Inc. and Northern Lights Energy ehf. dated April 14, 2011 (14)

16.1	Letter from Schumacher & Associates, Inc. (5)

21.1	List of Subsidiaries(1)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
(1)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on January 4, 2010.
(2)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on February 4, 2010.
(3)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on March 4, 2010.
(4)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on March 17, 2010.
(5)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on March 18, 2010.
(6)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on May 25, 2010
(7)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on May 25, 2010
(8)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on August 27, 2010
(9)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on September 10, 2010
(10)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on October 19, 2010
(11)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on December 6, 2010
(12)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on December 13, 2010
(13)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on January 14, 2011
(14)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on April 20, 2011
(15)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on May 12, 2011
(16)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on June 1, 2011

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

AMP HOLDING INC.

Dated: August 15, 2011	By:	/s/ James E. Taylor
Name: James E. Taylor
Title: Chief Executive Officer and Vice Chairman of the Board of Directors (Principal Executive Officer

Dated: August 15, 2011	By:	/s/ Paul V. Gonzales
Name: Paul V. Gonzales
Title: Chief Financial Officer (Principal Financial Officer)