Form 10-Q/A
period 2011-03-31
AMP Holding Inc.
filed 2011-08-19
CIK 1425287

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10- Q/A

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

AMP Holding Inc.
(A Development Stage Company)
Statements of Operations
For the Three Months Ended March 31, 2011 and 2010
and for the Period From Inception,
February 20, 2007 to March 31, 2011

	Three Months Ended March 31, 2011 (Unaudited)	Three Months Ended March 31, 2010 (Unaudited)	Since Date of Inception, February 20, 2007 to March 31, 2011 (Unaudited)

Sales	$82,500	$-	$223,207

Expenses:
Payroll and payroll taxes	625,407	277,226	3,275,105
Employee benefits	65,852	22,332	340,580
Stock based compensation	332,780	-	1,787,499
Batteries and motors and supplies	412,040	146,739	1,775,222
Legal and professional	169,546	124,416	1,053,551
Advertising	87,528	37,291	630,868
Consulting	101,006	115,262	385,557
Engineering temporary labor	16,581	73,497	240,596
Travel and entertainment	34,534	11,660	221,042
Depreciation	11,742	8,961	183,083
Rent	28,050	24,085	191,585
Insurance	27,659	17,249	156,382
Facilities, repairs & maintenance	12,808	11,475	92,458
Utilities	9,469	10,240	72,516
Interest and bank fees	1,288	4,225	17,143
Loss on sale of assets	-	7,863	5,446
Other	9,167	1,131	50,589
	1,945,457	893,652	10,479,222

Net loss during the development stage	$(1,862,957)	$(893,652)	$(10,256,015)

Basic and diluted loss per share	$(0.07)	$(0.05)	$(0.53)

Weighted average number of common
shares outstanding	28,278,353	18,665,850	19,453,839

See accompanying notes to financial statements.

AMP Holding Inc.
(A Development Stage Company)
Statements of Cash Flows
For the Three Months Ended March 31, 2011 and 2010
and for the Period From Inception,
February 20, 2007 to March 31, 2011

	Three Months Ended March 31, 2011 (Unaudited)	Three Months Ended March 31, 2010 (Unaudited)	Since Date of Inception, February 20, 2007 to March 31, 2011 (Unaudited)

Cash flows from operating activities:
Net loss during the development stage	$(1,862,957)	$(893,652)	$(10,256,015)
Adjustments to reconcile net loss from operations
to cash used by operations:
Depreciation	11,742	8,961	183,083
Loss on sale of assets	-	7,863	5,446
Stock based compensation	332,780	-	1,787,499
Advertising	-	-	50,000
Legal fees	-	-	87,000
Effects of changes in operating assets and liabilities:
Accounts receivable	23,429	-	(34,613)
Prepaid expenses and deposits	(425)	5,188	(10,280)
Accounts payable	342,300	299,336	793,722
Accounts payable, related parties	24,807	39,125	231,421
Customer deposits	(27,393)	-	50,000

Net cash used by operations	(1,155,717)	(533,179)	(7,112,737)

Cash flows from investing activities:
Capital expenditures	-	-	(191,147)
Proceeds on sale of assets	-	12,000	32,900

Net cash provided (used) by investing activities	-	12,000	(158,247)

Cash flows from financing activities:
Cash overdraft	-	(2,523)	-
Proceeds from notes payable	-	100,000	160,000
Payments on notes payable	-	-	(150,000)
Payments on long-term debt	(1,520)	-	(3,515)
Shareholder advances	-	-	43,000
Issuance of common and preferred stock	980,366	482,379	7,429,921

Net cash provided by financing activities	978,846	579,856	7,479,406

Change in cash	(176,871)	58,677	208,422
Cash at inception, February 20, 2007			-
Cash at December 31, 2009		-
Cash at March 31, 2010		$58,677
Cash at December 31, 2010	385,293
Cash at March 31, 2011	$208,422		$208,422

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

Operating results for the three months ended March 31, 2011 are not necessarily indicative of the results that may be attained in subsequent periods or for the year ending December 31, 2011.

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

AMP Holding Inc.
(A Development Stage Company)
Notes to Financial Statements
(Unaudited)

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

AMP Holding Inc.
(A Development Stage Company )
Notes to Financial Statements
(Unaudited)

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
$29,912

AMP Holding Inc.
(A Development Stage Company)
Notes to Financial Statements
(Unaudited)

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
The Company maintains, as adopted by the board of directors, the 2010 Incentive Stock Plan (the plan) providing for the issuance of up to 2,000,000 options to employees, officers, directors or consultants of the Company.  Incentive stock options granted under the plan may only be granted with an exercise price of not less than fair market value of the Company’s common stock on the date of grant (110% of fair market value for incentive stock options granted to principal stockholders).  Non-qualified stock options granted under the plan may only be granted with an exercise price of not less than 85% of the fair market value of the Company’s common stock on the date of grant.  Awards under the plan may be either vested or unvested options.  The unvested options generally vest ratably over eight quarters.  The plan provides that unless otherwise determined, each option expires five years from the date of grant.

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

AMP Holding Inc.
(A Development Stage Company )
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

The following table summarizes the number of units and weighted-average grant-date fair value of non-vested warrants in the Plan as of March 31, 2011 and December 31, 2010:

	March 31, 2011		December 31, 2010

Non-vested, beginning of year	1,100,000	$0.25	250,000	$0.19
Granted	1,076,988	0.14	5,288,305	0.18
Vested	(1,231,988)	0.15	(4,438,305)	$0.16
Warrants forfeited or expired	-	-	-	-

Non-vested, end of period	945,000	$0.26	1,100,000	$0.25

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

The Company has continued to raise capital since the merger.  Management believes the proceeds from these offerings, future offerings, and the Company’s anticipated revenue provides an opportunity for the Company to continue as a going concern.  If additional funding is required, the Company plans to obtain working capital from equity financing from the sale of common and/or preferred stock.

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

Operating results for the three months ended March 31, 2011 are not necessarily indicative of the results that may be attained in subsequent periods or for the year ending December 31, 2011.

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

Results of Operations

Three Months Ended March 31, 2011 Compared to Three Months Ended March 31, 2010

Revenue.  Revenue was $82,500 for the quarter ended March 31, 2011 and consisted of a limited number of customer vehicle conversions.  We did not generate revenue for the quarter ended March 31, 2010.

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

AMP HOLDING INC.

Dated: August 19, 2011	By:	/s/ James E. Taylor
Name: James E. Taylor
Title: Chief Executive Officer and Vice Chairman of the Board of Directors (Principal Executive Officer

Dated: August 19, 2011	By:	/s/ Paul V. Gonzales
Name: Paul V. Gonzales
Title: Chief Financial Officer (Principal Financial Officer)