Form 10-Q
period 2011-09-30
AMP Holding Inc.
filed 2011-11-14
CIK 1425287

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file number: 000-53704

AMP HOLDING INC.
(Exact name of registrant as specified in its charter)

Nevada	26-1394771
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

100 Commerce Boulevard, Loveland, Ohio  45140
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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $0.001 par value per share	37,509,041
(Class)	(Outstanding at November 9, 2011)

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

AMP Holding Inc.
(A Development Stage Company)
Balance Sheets
September 30, 2011 and December 31, 2010

Assets	September 30, 2011 (Unaudited)	December 31, 2010

Current assets:
Cash and cash equivalents	$103,917	$385,293
Accounts receivable	5,019	58,042
Inventory	122,000	-
Prepaid expenses and deposits	72,400	9,855
	303,336	453,190
Property, plant and equipment:
Software	27,721	5,325
Equipment	144,184	128,176
Vehicles and prototypes	189,746	90,625
	361,651	224,126
Less accumulated depreciation	190,516	147,955
	171,135	76,171

	$474,471	$529,361

Liabilities and Stockholders' Equity (Deficit)

Current liabilities:
Accounts payable	$860,605	$451,422
Accounts payable, related parties	150,754	206,614
Customer deposits	25,000	77,393
Shareholder advances	105,000	43,000
Current portion of long term debt	6,413	6,179
	1,147,772	784,608

Long-term debt	20,409	25,253

Commitments and contingencies	-	-

Stockholders' equity (deficit):
Series A preferred stock, par value of $.001 per share 75,000,000 shares shares authorized, 0 shares issued and outstanding at September 30, 2011
and 9,000 shares issued and outstanding at December 31, 2010	-	9
Common stock, par value of $.001 per share 250,000,000 shares authorized,
37,334,041 shares issued and outstanding at September 30, 2011 and
27,712,401 shares issued and outstanding at December 31, 2010	37,334	27,713
Additional paid in capital	11,251,760	6,647,857
Stock based compensation	2,804,797	1,436,979
Accumulated deficit during the development stage	(14,787,601)	(8,393,058)
	(693,710)	(280,500)

	$474,471	$529,361

See accompanying notes to financial statements.

AMP Holding Inc.
(A Development Stage Company)
Statements of Operations
For the Three and Nine Months Ended September 30, 2011 and 2010
and for the Period From Inception,
February 20, 2007 to September 30, 2011

					Since Date
					of Inception,
	Three Months Ended		Nine Months Ended		February 20,
	September 30, 2011 (Unaudited)	September 30, 2010 (Unaudited)	September 30, 2011 (Unaudited)	September 30, 2010 (Unaudited)	2007 to September 30, 2011 (Unaudited)

Sales	$-	$-	$190,035	$-	$330,742

Expenses:
Payroll and payroll taxes	842,321	324,833	2,183,490	913,261	4,833,188
Employee benefits	55,730	47,359	189,668	96,331	464,396
Stock based compensation	168,457	67,133	1,367,818	430,104	2,822,537
Batteries and motors and supplies	266,453	242,288	1,017,309	458,434	2,380,491
Vehicles, development and testing	190,415	-	190,415	-	190,415
Legal and professional	118,008	83,557	399,283	306,024	1,283,288
Advertising	76,481	119,209	245,870	254,864	789,210
Consulting	201,871	51,481	428,017	142,710	712,568
Engineering temporary labor	3,465	27,957	22,320	166,174	246,335
Travel and entertainment	51,998	25,907	162,805	80,357	349,313
Depreciation	14,639	10,145	42,561	28,991	213,902
Rent	34,713	25,500	90,963	75,085	254,498
Insurance	39,878	3,744	104,552	43,037	233,275
Facilities, repairs & maintenance	31,029	12,680	64,128	29,424	143,778
Utilities	5,686	6,613	20,520	22,098	83,567
Interest and bank fees	951	2,615	3,483	11,352	19,338
Loss on sale of assets	-	-	-	8,543	5,446
Other	18,700	4,463	51,376	8,680	92,798
	2,120,795	1,055,484	6,584,578	3,075,469	15,118,343

Net loss during the development stage	$(2,120,795)	$(1,055,484)	$(6,394,543)	$(3,075,469)	$(14,787,601)

Basic and diluted loss per share	$(0.06)	$(0.05)	$(0.20)	$(0.15)	$(0.70)

Weighted average number of common
shares outstanding	37,115,591	22,927,069	32,528,929	20,618,347	21,112,062

See accompanying notes to financial statements.

AMP Holding Inc.
(A Development Stage Company)
Statements of Stockholders' Equity (Deficit)
From Inception, February 20, 2007
to September 30, 2011

	Common Stock		Series A Preferred Stock		Additional	Stock	Accumulated Deficit During the	Total Stockholders'
	Number of Shares	Amount	Number of Shares	Amount	Paid-in Capital	Based Compensation	Development Stage	Equity (Deficit)

Beginning capital - inception	-	$-	-	$-	$-	$-	$-	$-

Issuance of common stock, and fulfillment
of stock subscriptions receivable	7,210	900,000	-	-	-	-	-	900,000
Net loss from operations, period of inception,
February 20, 2007 to December 31, 2007	-	-	-	-	-	-	(456,145)	(456,145)
	7,210	$900,000	-	$-	$-	$-	$(456,145)	$443,855

Issuance of common stock, and fulfillment
of stock subscriptions receivable	4,305	875,000	-	-	-	-	-	875,000
March 10, 2008 stock dividend	62,720	-	-	-	-	-	-	-
Share based compensation for the year
ended December 31, 2008	-	9,757	-	-	-	-	-	9,757
Net loss from operations for the year
ended December 31, 2008	-	-	-	-	-	-	(1,383,884)	(1,383,884)
	74,235	$1,784,757	-	$-	$-	$-	$(1,840,029)	$(55,272)

January 1, 2009 stock re-pricing agreement	18,025	-						-
Issuance of common stock, and fulfillment
of stock subscriptions receivable	168,210	753,511	-	-	49,989	-	-	803,500
Share based compensation to
December 28, 2009	-	7,983	-	-	-	-	-	7,983
Shares issued out of stock option plan on
December 31, 2009	3,220	-	-	-	-	-	-	-
Net effect of purchase accounting adjustments	17,508,759	(2,528,479)	-	-	2,528,479	-	-	-
Conversion of convertible notes	-	-	8,375	8	264,992	-	-	265,000
Net loss from operations for the year
ended December 31, 2009	-	-	-	-	-	-	(1,524,923)	(1,524,923)
	17,772,449	$17,772	8,375	$8	$2,843,460	$-	$(3,364,952)	$(503,712)

Conversion of convertible note	29,750	30	-	-	9,970	-	-	10,000
Issuance of preferred stock, and fulfillment
of stock subscriptions receivable	-	-	625	1	24,999	-	-	25,000
Issuance of common stock, and fulfillment
of stock subscriptions receivable	9,808,566	9,809	-	-	3,682,530	-	-	3,692,339
Conversion of account payable	101,636	102	-	-	86,898	-	-	87,000
Share based compensation for the year
ended December 31, 2010	-	-	-	-	-	1,436,979	-	1,436,979
Net loss from operations for the year
ended December 31, 2010	-	-	-	-	-	-	(5,028,106)	(5,028,106)
	27,712,401	$27,713	9,000	$9	$6,647,857	$1,436,979	$(8,393,058)	$(280,500)

Issuance of common stock, and fulfillment
of stock subscriptions receivable	8,520,780	8,519	-	-	4,592,721	-	-	4,601,240
Stock options exercised	29,750	30	-	-	12,245	-	-	12,275
Conversion of preferred stock to common stock	1,071,110	1,072	(9,000)	(9)	(1,063)	-	-	-
Share based compensation for the nine months
ended September 30, 2011	-	-	-	-	-	1,367,818	-	1,367,818
Net loss from operations for the nine months
ended September 30, 2011	-	-	-	-	-	-	(6,394,543)	(6,394,543)
	37,334,041	$37,334	-	$-	$11,251,760	$2,804,797	$(14,787,601)	$(693,710)

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

AMP Holding Inc.
(A Development Stage Company)
Statements of Cash Flows
For the Three and Nine Months Ended September 30, 2011 and 2010
and for the Period From Inception,
February 20, 2007 to September 30, 2011

					Since Date
					of Inception,
					February 20,
	Three Months Ended		Nine Months Ended		2007 to
	September 30, 2011 (Unaudited)	September 30, 2010 (Unaudited)	September 30, 2011 (Unaudited)	September 30, 2010 (Unaudited)	September 30, 2011 (Unaudited)

Cash flows from operating activities:
Net loss during the development stage	$(2,120,795)	$(1,055,484)	$(6,394,543)	$(3,075,469)	$(14,787,601)
Adjustments to reconcile net loss from operations
to cash used by operations:
Depreciation	14,639	10,145	42,561	28,991	213,902
Loss on sale of assets	-	-	-	8,543	5,446
Stock based compensation	168,457	67,133	1,367,818	430,104	2,822,537
Advertising	-	-	-	-	50,000
Legal fees	-	-	-	-	87,000
Effects of changes in operating assets and liabilities:
Accounts receivable	24,000	-	53,023	-	(5,019)
Inventory	(40,000)	-	(122,000)	-	(122,000)
Prepaid expenses and deposits	(56,795)	-	(62,545)	3,833	(72,400)
Accounts payable	364,419	(75,036)	409,183	281,750	860,605
Accounts payable, related parties	(36,018)	(95,380)	(55,860)	115,847	150,754
Customer deposits	-	-	(52,393)	(17,607)	25,000

Net cash used by operations	(1,682,093)	(1,148,622)	(4,814,756)	(2,224,008)	(10,771,776)

Cash flows from investing activities:
Capital expenditures	(51,177)	(9,750)	(137,525)	(38,719)	(328,672)
Proceeds on sale of assets	-	-	-	15,900	32,900

Net cash provided (used) by investing activities	(51,177)	(9,750)	(137,525)	(22,819)	(295,772)

Cash flows from financing activities:
Cash overdraft	-	-	-	(2,523)	-
Proceeds from notes payable	-	-	-	100,000	160,000
Payments on notes payable	-	(150,000)	-	(150,000)	(150,000)
Payments on long-term debt	(1,558)	-	(4,610)	-	(6,605)
Shareholder advances	62,000	-	62,000	-	105,000
Issuance of common and preferred stock	103,498	1,795,500	4,613,515	2,812,839	11,063,070

Net cash provided by financing activities	163,940	1,645,500	4,670,905	2,760,316	11,171,465

Change in cash and cash equivalents	(1,569,330)	487,128	(281,376)	513,489	103,917
Cash and cash equivalents at inception, February 20, 2007					-
Cash and cash equivalents at December 31, 2009				-
Cash and cash equivalents at June 30, 2010		26,361
Cash and cash equivalents at September 30, 2010		$513,489		$513,489
Cash and cash equivalents at December 31, 2010			385,293
Cash and cash equivalents at June 30, 2011	1,673,247
Cash and cash equivalents at September 30, 2011	$103,917		$103,917		$103,917

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

Operating results for the nine months ended September 30, 2011 are not necessarily indicative of the results that may be attained in subsequent periods or for the year ending December 31, 2011.

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

Advertising
Advertising and public relation costs are charged to operations when incurred.  Advertising and public relation expense was approximately $76,000 and $119,000 for the three months ended September 30, 2011 and 2010, and $246,000 and $255,000 for the nine months ended September 30, 2011 and 2010, and $789,000 for the period from inception to September 30, 2011, respectively, consisting primarily of travel and related expenses for attendance at car shows and industry expositions.

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

As no taxable income has occurred from the date of this merger to September 30, 2011 deferred tax assets of approximately $2,930,000 are fully reserved, and no provision or liability for federal or state income taxes has been included in the financial statements.  Net operating losses of approximately $3,591,000 are available for carryover to be used against taxable income generated through 2030, and net operating losses of approximately $5,029,000 are available for carryover to be used against taxable income generated through 2031.  The Company had not filed income tax returns during its period as a shell company.

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

Research and development costs
The Company expenses research and development costs as they are incurred.  Research and development expense incurred was approximately $1,461,000 and $368,000 for the three months ended September 30, 2011 and 2010, and $3,717,000 and $1,225,000 for the nine months ended September 30, 2011, and 2010, and $8,496,000 for the period from inception to September 30, 2011, respectively, consisting of consulting, payroll, payroll taxes, engineering temporaries, purchased supplies, legal fees, parts and small tools.

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

Stock based compensation
The Company accounts for its stock based compensation in accordance with “Share-Based Payments” (codified in FASB ASC Topic 718 and 505).  The Company recognizes in its statement of operations the grant-date fair value of stock options and warrants issued to employees and non-employees.  The fair value is estimated on the date of grant using a lattice-based valuation model that uses assumptions concerning expected volatility, expected term, and the expected risk-free rate of return.  For the awards granted in 2011 and 2010, the expected volatility was estimated by management as 50% based on a range of forecasted results.  The expected term of the awards granted was assumed to be the contract life of the option or warrant (two, three, five or 10 years as determined in the specific arrangement).  The risk-free rate of return was based on market yields in effect on the date of each grant for United States Treasury debt securities with a maturity equal to the expected term of the award.

AMP Holding Inc.
(A Development Stage Company)
Notes to Financial Statements
(Unaudited)

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

On October 26, 2011 the Company entered into subscription agreements with various accredited investors who purchased 175,000 shares of the Company’s common stock for an aggregate purchase price of $105,000 less offering costs of $10,500 plus purchase warrants of 87,500 which are exercisable for two years at $0.80 per share.

On October 31, 2011, a shareholder, director and officer (a related party) of the Company loaned the Company $200,000.  In consideration of such loan, the Company issued a Promissory Note which bears interest at 15% per annum and matures on November 30, 2011.  If the principal is not paid by the Maturity Date, the Company shall issue a common stock purchase warrant to acquire 100,000 shares of common stock exercisable for a term of two years at an exercise price equal to the closing price on the Maturity Date.  Further, in the event that the aforementioned common stock purchase warrant is issued, the interest rate shall be decreased to 10% per annum.  The Note is secured by the assets of the Company equal to the value of the Note as set forth in a security agreement; provided, however, action may only be taken under the security agreement in the event that the Note is not paid in full on or prior to December 31, 2011.

On October 18, 2011 the City of Loveland, OH loaned the Company $50,000 in consideration for the Company’s agreement to relocate and operate and retain a workforce within the City’s limits.  The loan is payable in five annual payments of $10,241 including interest at 0.8%.  Each annual payment may be forgiven by the City upon the Company meeting minimum job creation benchmarks of an average of 40 full time employees during the preceding 12 month period and an average monthly payroll of $250,000.

2.	LONG-TERM DEBT

Long-term debt consists of a $26,822 note payable to a bank due in monthly installments of $635 including interest at 5.04%, with the final payment due August 2015. The note is secured by equipment which has a net book value of $26,186 at September 30, 2011. Aggregate maturities of long-term debt are as follows:

2011	$1,569
2012	6,494
2013	6,832
2014	7,185
2015	4,742
$26,822

3.	SHAREHOLDER ADVANCES

On September 30, 2011, a shareholder advanced $62,000 to the Company for working capital needs.  In consideration of such advance, the Company issued a Promissory Note with interest at 6% per annum due October 31, 2011.  On November 30, 2009, a shareholder advanced $43,000 to the Company for working capital needs.  In consideration of such advance, the Company issued a Promissory Note with interest at 3% per annum due November 1, 2011.  The notes were unsecured and are currently repayable upon demand.

AMP Holding Inc.
(A Development Stage Company)
Notes to Financial Statements
(Unaudited)

4.	LEASE OBLIGATIONS

On October 1, 2011 the Company began leasing operating facilities under an agreement expiring on September 30, 2018.  Future minimum monthly lease payments under the agreement are $11,875 for the first year and increase 3% each year.  Prepaid expenses and deposits include a security deposit equal to $11,875 and prepaid rent of $59,375.  The Company also leases two apartments under annual leases for approximately $2,240 per month and office space on a month to month agreement for approximately $1,000 per month.  Prior to October 2011 the Company leased operating facilities under terms of an operating type lease with monthly payments of $8,500.  Prior to December 2009 the Company leased office/warehouse space under terms of an operating type lease with monthly payments of $1,650.

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

The following table summarizes option activity for directors, officers and employees:
	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Grant Date Fair Value per Share	Weighted Average Remaining Exercise Term in Months
Outstanding at January 1, 2010	-	$-	$-	-
Granted	4,940,000	0.56	0.33	81
Exercised	-	-	-	-
Forfeited or expired	-	-	-	-
Outstanding at December 31, 2010	4,940,000	$0.56	$0.33	77
Exercisable at December 31, 2010	1,854,625	$0.53	$0.32	75
Granted	3,375,000	0.63	0.28	54
Exercised	(29,750)	0.41	0.26	50
Forfeited or expired	-	-	-	-
Outstanding at September 30, 2011	8,285,250	$0.59	$0.31	61
Exercisable at September 30, 2011	3,118,500	$0.54	$0.30	61

AMP Holding Inc.
(A Development Stage Company)
Notes to Financial Statements
(Unaudited)

The Company recorded $366,481, $588,201 and $972,422 compensation expense for stock options to directors, officers and employees for the nine months ended September 30, 2011, the year ended December 31, 2010 and the period from inception (February 20, 2007) to September 30, 2011, respectively.  As of September 30, 2011, unrecognized compensation expense of $1,602,230 is related to non-vested options granted to directors, officers and employees which is anticipated to be recognized over the next 61 months, commensurate with the vesting schedules.

Options to consultants
The Company has also granted, on various dates, stock options to purchase common stock of the Company to consultants for services previously provided to the Company.  The terms, exercise prices and vesting of these awards vary.

The following table summarizes option activity for consultants:

	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Grant Date Fair Value per Share	Weighted Average Remaining Exercise Term in Months
Outstanding at January 1, 2010	-	$-	$-	-
Granted	810,000	0.67	0.23	36
Exercised	-	-	-	-
Forfeited or expired	-	-	-	-
Outstanding at December 31, 2010	810,000	$0.67	$0.23	32
Exercisable at December 31, 2010	380,000	$0.63	$0.22	31
Granted	70,000	0.59	0.18	31
Exercised	-	-	-	-
Forfeited or expired	-	-	-	-
Outstanding at September 30, 2011	880,000	$0.66	$0.23	23
Exercisable at September 30, 2011	665,000	$0.65	$0.22	23

The Company recorded $65,865, $82,900 and $148,765 compensation expense for stock options to consultants for the nine months ended September 30, 2011, the year ended December 31, 2010 and the period from inception (February 20, 2007) to September 30, 2011, respectively.  As of September 30, 2011, unrecognized compensation expense of $50,033 is related to non-vested options granted to consultants which is anticipated to be recognized over the next 23 months, commensurate with the vesting schedules.

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

AMP Holding Inc.
(A Development Stage Company)
Notes to Financial Statements
(Unaudited)

The following table summarizes warrant activity for accredited investors:

	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Grant Date Fair Value per Share	Weighted Average Remaining Exercise Term in Months
Outstanding at January 1, 2010	-	$-	$-	-
Granted	785,001	0.80	0.11	24
Exercised	-	-	-	-
Forfeited or expired	-	-	-	-
Outstanding at December 31, 2010	785,001	$0.80	$0.11	24
Exercisable at December 31, 2010	785,001	$0.80	$0.11	24
Granted	4,260,391	0.80	0.11	24
Exercised	-	-	-	-
Forfeited or expired	-	-	-	-
Outstanding at September 30, 2011	5,045,392	$0.80	$0.11	19
Exercisable at September 30, 2011	5,045,392	$0.80	$0.11	19

The Company recorded $470,731, $86,350 and $557,081 compensation expense for stock warrants to accredited investors for the nine months ended September 30, 2011, the year ended December 31, 2010 and the period from inception (February 20, 2007) to September 30, 2011, respectively.  There is no unrecognized compensation expense for these warrants because they are fully vested at date of grant.

Warrants to placement agent and consultants
The Company has compensated the placement agent for assisting in the sale of the Company’s securities by paying the placement agent commissions and issuing the placement agent common stock purchase warrants to purchase shares of the Company’s common stock.  The warrants have a five year term and various exercise prices.

The Company has also granted, on various dates, stock warrants to purchase common stock of the Company to consultants for services previously provided to the Company.  The terms, exercise prices and vesting of these awards vary.

AMP Holding Inc.
(A Development Stage Company)
Notes to Financial Statements
(Unaudited)

The following table summarizes warrant activity for the placement agent and consultants:

	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Grant Date Fair Value per Share	Weighted Average Remaining Exercise Term in Months
Outstanding at January 1, 2010	614,680	$0.39	$0.18	60
Granted	3,103,304	0.64	0.21	57
Exercised	-	-	-	-
Forfeited or expired	-	-	-	-
Outstanding at December 31, 2010	3,717,984	$0.60	$0.21	52
Exercisable at December 31, 2010	2,617,984	$0.61	$0.19	51
Granted	852,077	0.60	0.27	60
Exercised	-	-	-	-
Forfeited or expired	-	-	-	-
Outstanding at September 30, 2011	4,570,061	$0.60	$0.22	45
Exercisable at September 30, 2011	3,935,061	$0.59	$0.21	45

The Company recorded $330,941, $497,528 and $828,469 compensation expense for stock warrants to the placement agent and consultants for the nine months ended September 30, 2011, the year ended December 31, 2010 and the period from inception (February 20, 2007) to September 30, 2011, respectively.  As of September 30, 2011, unrecognized compensation expense of $174,300 is related to non-vested warrants granted to consultants which is anticipated to be recognized over the next 46 months, commensurate with the vesting schedules.  There is no unrecognized compensation expense for the placement agent warrants because they are fully vested at date of grant.

Warrants to directors and officers
The Company has issued to certain directors and officers common stock purchase warrants to acquire shares of common stock at an exercise price of $2.00 per share for a period of five years.

The following table summarizes warrant activity for directors and officers:

	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Grant Date Fair Value per Share	Weighted Average Remaining Exercise Term in Months
Outstanding at January 1, 2010	-	$-	$-	-
Granted	1,400,000	2.00	0.13	60
Exercised	-	-	-	-
Forfeited or expired	-	-	-	-
Outstanding at December 31, 2010	1,400,000	$2.00	$0.13	59
Exercisable at December 31, 2010	1,400,000	$2.00	$0.13	59
Granted	1,500,000	2.00	0.09	60
Exercised	-	-	-	-
Forfeited or expired	-	-	-	-
Outstanding at September 30, 2011	2,900,000	$2.00	$0.11	53
Exercisable at September 30, 2011	2,900,000	$2.00	$0.11	53

The Company recorded $133,800, $182,000 and $315,800 compensation expense for stock warrants to directors and officers for the nine months ended September 30, 2011, the year ended December 31, 2010 and the period from inception (February 20, 2007) to September 30, 2011, respectively.  There is no unrecognized compensation expense for these warrants because they are fully vested at date of grant.

AMP Holding Inc.
(A Development Stage Company)
Notes to Financial Statements
(Unaudited)

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

Some of the statements contained in this Form 10-Q that are not historical facts are "forward-looking statements" which can be identified by the use of terminology such as "estimates," "projects," "plans," "believes," "expects," "anticipates," "intends," or the negative or other variations, or by discussions of strategy that involve risks and uncertainties. We urge you to be cautious of the forward-looking statements, that such statements, which are contained in this Form 10-Q, reflect our current beliefs with respect to future events and involve known and unknown risks, uncertainties and other factors affecting our operations, market growth, services, products and licenses. No assurances can be given regarding the achievement of future results, as actual results may differ materially as a result of the risks we face, and actual events may differ from the assumptions underlying the statements that have been made regarding anticipated events. Factors that may cause actual results, our performance or achievements, or industry results, to differ materially from those contemplated by such forward-looking statements include without limitation:

●	Our ability to attract and retain management;
●	Our ability to raise capital when needed and on acceptable terms and conditions;
●	The intensity of competition;
●	General economic conditions;
●	Changes in regulations;
●	Whether the market for electric vehicles continues to grow, and, if it does, the pace at which it may grow; and
●	Our ability to compete against large competitors in a rapidly changing market for electric vehicles.

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

Operating results for the nine months ended September 30, 2011 are not necessarily indicative of the results that may be attained in subsequent periods or for the year ending December 31, 2011.

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

INCOME TAXES - As no taxable income has occurred since the inception of the Company, and any deferred tax assets would be fully reserved, no provision or liability for federal or state income taxes has been included in the financial statements.  Net operating losses of approximately $3,591,000 are available for carryover to be used against taxable income generated through 2030, and net operating losses of approximately $5,029,000 are available for carryover to be used against taxable income generated through 2031.

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

Results of Operations

Three Months Ended September 30, 2011 Compared to Three Months Ended September 30, 2010

Revenue.  We did not generate revenue for the three months ended September 30, 2011 or 2010.

Expenses.  Our expenses for the three months ended September 30, 2011 were $2,120,795 and included payroll and payroll taxes ($842,321), stock based compensation ($168,457), batteries, motors and supplies ($266,453), consulting ($201,871), vehicles, development and testing ($190,415), and legal and professional ($118,008). Our expenses for the three months ended September 30, 2010 were $1,055,484 and included payroll and payroll taxes ($324,833), stock based compensation ($67,133), batteries, motors and supplies ($242,288), consulting ($51,481), and legal and professional ($83,557). The reason for the increase in comparing the quarter ended 2011 to 2010 was an increase in activity in developing and promoting our products which included the hiring of additional employees.

Net loss.  Net loss for the three months ended September 30, 2011 and 2010 were $2,120,795 and $1,055,484, respectively.

Operating Activities

Our operating activities from continuing operations resulted in net cash used by operations of $1,682,093 for the three months ended September 30, 2011 compared to net cash used by operations of $1,148,622 for the three months ended September 30, 2010. The net cash used by operations for the three months ended September 30, 2011 reflects a net loss of $2,120,795, offset by non-cash stock based compensation of $168,457 and depreciation of $14,639; a decrease in accounts receivable of $24,000; an increase in accounts payable of $364,419; a decrease in accounts payable, related parties of $36,018; and increases in inventory of $40,000 and prepaid expenses and deposits of $56,795.  The net cash used by operations for the three months ended September 30, 2010 reflects a net loss of $1,055,484 offset by non-cash stock based compensation of $67,133 and depreciation of $10,145; and decreases in accounts payable of $75,036 and accounts payable, related parties of $95,380.

Investing Activities

Our investing activities for the three months ended September 30, 2011 resulted in net cash outflow of $51,177 for the acquisition of software, a prototype vehicle and equipment.  Our investing activities for the three months ended September 30, 2010 resulted in a net cash outflow of $9,750 for the acquisition of equipment.

Financing Activities

Our financing activities resulted in a cash inflow of $163,940 for the three months ended September 30, 2011 and included cash inflows from the issuance of common stock of $103,498 and shareholder advances of $62,000 reduced by cash outflows for payments on long-term debt of $1,558.  Financing activities for the three months ended September 30, 2010 resulted in a cash inflow of $1,645,500 and included cash inflows from the issuance of common stock of $1,795,500 reduced by cash outflows for payments on notes payable of $150,000.

Nine Months Ended September 30, 2011 Compared to Nine Months Ended September 30, 2010

Revenue.  Revenue was $190,035 for the nine months ended September 30, 2011 and consisted of three customer vehicle conversions and the sale of one converted vehicle.  We did not generate revenue for the nine months ended September 30, 2010.

Expenses.  Our expenses for the nine months ended September 30, 2011 were $6,584,578 and included payroll and payroll taxes ($2,183,490), stock based compensation ($1,367,818), batteries, motors and supplies ($1,017,309), consulting ($428,017), vehicles, development and testing ($190,415), and legal and professional ($399,283). Our expenses for the nine months ended September 30, 2010 were $3,075,469 and included payroll and payroll taxes ($913,261), stock based compensation ($430,104), batteries, motors and supplies ($458,434), consulting ($142,710), and legal and professional ($306,024). The reason for the increase in comparing the nine months ended 2011 to 2010 was an increase in activity in developing and promoting our products which included the hiring of additional employees.

Net loss.  Net loss for the nine months ended September 30, 2011 and 2010 were $6,394,543 and $3,075,469, respectively.

Operating Activities

Our operating activities from continuing operations resulted in net cash used by operations of $4,814,756 for the nine months ended September 30, 2011 compared to net cash used by operations of $2,224,008 for the nine months ended September 30, 2010.  The net cash used by operations for the nine months ended September 30, 2011 reflects a net loss of $6,394,543, offset by non-cash stock based compensation of $1,367,818 and depreciation of $42,561; a decrease in accounts receivable of $53,023; an increase in accounts payable of $409,183; decreases in accounts payable, related parties of $55,860 and customer deposits of $52,393; and increases in inventory of $122,000 and prepaid expenses and deposits of $62,545.  The net cash used by operations for the nine months ended September 30, 2010 reflects a net loss of $3,075,469 offset by non-cash stock based compensation of $430,104, depreciation of $28,991, and loss on sale of assets of $8,543; increases in accounts payable of $281,750 and accounts payable, related parties of $115,847; and decreases in customer deposits of $17,607 and prepaid expenses and deposits of $3,833.

Investing Activities

Our investing activities for the nine months ended September 30, 2011 resulted in net cash outflow of $137,525 for the acquisition of prototype vehicles, equipment and software.  Our investing activities for the nine months ended September 30, 2010 resulted in a net cash outflow of $22,819; $38,719 used for the acquisition of a prototype vehicle and equipment, offset by $15,900 of proceeds on sale of assets.

Financing Activities

Our financing activities resulted in a cash inflow of $4,670,905 for the nine months ended September 30, 2011 and included cash inflows from the issuance of common stock of $4,613,515 and shareholder advances of $62,000 reduced by cash outflows for payments on long-term debt of $4,610.  Financing activities for the nine months ended September 30, 2010 resulted in a cash inflow of $2,760,316 and included cash inflows from the issuance of common stock of $2,812,839 and proceeds from notes payable of $100,000 reduced by cash outflows for payments on notes payable of $150,000 and the repayment of a $2,523 cash overdraft.

Liquidity and Capital Resources

As of September 30, 2011, we had current assets of $303,336 including cash and cash equivalents of $103,917 and current liabilities of $1,147,772. As of December 31, 2010, we had current assets of $453,190 including cash and cash equivalents of $385,293 and current liabilities of $784,608.

On October 18, 2011 the City of Loveland, OH loaned the Company $50,000 in consideration for the Company’s agreement to relocate and operate and retain a workforce within the City’s limits.  The loan is payable in five annual payments of $10,241 including interest at 0.8%.  Each annual payment may be forgiven by the City upon the Company meeting minimum job creation benchmarks of an average of 40 full time employees during the preceding 12 month period and an average monthly payroll of $250,000.

On October 31, 2011, Stephen Burns, a director and President of the Company loaned the Company $200,000.  In consideration of such loan, the Company issued Mr. Burns a Promissory Note which bears interest at 15% per annum and matures on November 30, 2011.

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

Demonstration Phase

The demonstration phase (the “Demonstration Phase”) is to last for a period of six months commencing on the signing of the Agreement, during which the Company will provide NLE two Company vehicles (the “Demonstration Vehicles”) for use by NLE in the Territory solely for product testing by NLE, for display, demonstration or other marketing purposes reasonably acceptable to the Company.  The two demonstration vehicles were shipped to NLE as planned.  The Demonstration Vehicles will remain the sole property of the Company.  During the Demonstration Phase and continuing throughout the Development Phase (defined below), NLE will use its best efforts develop and expand the electric vehicle market in the Territory and will actively and diligently appoint and maintain experienced and competent public relations and advertising personnel and agencies to prepare market for Company products and to promote Company products and the Company brand within the Territory. NLE will explore using various media in its efforts to develop the market, including, but not limited to, the possibility of developing, in cooperation with the Company, a customized website and/or online experience to promote Company products and the Company brand within the Territory.

Development Phase

The second phase of the Agreement, the development phase (the “Development Phase”), is to commence on a mutually agreed upon date, but no later than October 1, 2011, and will continue through December 31, 2012.  During the Development Stage, the Company will sell to NLE, and NLE will Purchase from the Company, 250 of the Company’s vehicles (the “Initial Inventory”).   The Initial Inventory shall be comprised of one or more vehicle models mutually agreeable to the Company and NLE.  From and after the commencement of the Development Phase, and continuing thereafter throughout the Term, NLE will be solely responsible for the servicing and maintenance of all Company products in the Territory.  AMP was informed by NLE that the anticipated repeal of the value added tax for electric vehicles in Iceland has not yet been approved, thereby pushing the development phase to the 2012 calendar year.

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

Item 4. Controls and Procedures

As of September 30, 2011, our Chief Executive Officer and Chief Financial Officer performed an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on the evaluation and the identification of the material weaknesses in internal control over financial reporting described below, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2011, the Company's disclosure controls and procedures were not effective.

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

Our Chief Executive Officer and Chief Financial Officer have conducted an assessment of our internal control over financial reporting as of September 30, 2011. Management's assessment of internal control over financial reporting was conducted using the criteria in Internal Control over Financial Reporting – Guidance for Smaller Public Companies issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis. In connection with management's assessment of our internal control over financial reporting as required under Section 404 of the Sarbanes-Oxley Act of 2002, we identified the following material weaknesses in our internal control over financial reporting as of September 30, 2011:

1.           The Company has not established adequate financial reporting monitoring activities to mitigate the risk of management override, specifically because there are few employees and therefore there is lack of segregation of duties. In addition, the Company has installed accounting software that does not prevent erroneous or unauthorized changes to previous reporting periods and does not provide an adequate audit trail of entries made in the accounting software. However, although our controls are not effective, these significant weaknesses did not result in any material misstatements in our financial statements.
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

Because of the material weaknesses noted above, management has concluded that we did not maintain effective internal control over financial reporting as of September 30, 2011, based on Internal Control over Financial Reporting - Guidance for Smaller Public Companies issued by COSO.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2011 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

From December 3, 2010 through April 14, 2011, the Company sold an aggregate of 4,166,650 shares of common stock and common stock purchase warrants (the "Warrants") to acquire 2,083,326 shares of common stock of the Company for an aggregate purchase price of $2,499,990 to accredited investors. The Warrants are exercisable for two years at an exercise price of $0.80. The closings occurred on the following dates:
●	On December 3, 2010, the Company sold 586,667 shares of common stock and Warrants to acquire 293,334 shares of common stock for an aggregate consideration of $352,000.
●	On December 17, 2010, the Company sold 483,333 shares of common stock and Warrants to acquire 241,667 shares of common stock for an aggregate consideration of $290,000.
●	On December 31, 2010, the Company sold 500,000 shares of common stock and Warrants to acquire 250,000 shares of common stock for an aggregate consideration of $300,000.
●	On January 26, 2011, the Company sold 436,667 shares of common stock and Warrants to acquire 218,333 shares of common stock for an aggregate consideration of $262,000.
●	On February 17, 2011, the Company sold 208,333 shares of common stock and Warrants to acquire 104,167 shares of common stock for an aggregate consideration of $125,000.
●	On March 1, 2011, the Company sold 158,333 shares of common stock and Warrants to acquire 79,167 shares of common stock for an aggregate consideration of $95,000.
●	On March 3, 2011, the Company sold 208,317 shares of common stock and Warrants to acquire 104,158 shares of common stock for an aggregate consideration of $124,990.
●	On March 16, 2011, the Company sold 133,333 shares of common stock and Warrants to acquire 66,667 shares of common stock for an aggregate consideration of $80,000.
●	On March 28, 2011, the Company sold 350,000 shares of common stock and Warrants to acquire 175,000 shares of common stock for an aggregate consideration of $210,000.
●	On March 29, 2011, the Company sold 300,000 shares of common stock and Warrants to acquire 150,000 shares of common stock for an aggregate consideration of $180,000.
●	On April 6, 2011, the Company sold 703,333 shares of common stock and Warrants to acquire 351,667 shares of common stock for an aggregate consideration of $422,000.
●	On April 14, 2011, the Company sold 98,333 shares of common stock and Warrants to acquire 49,167 shares of common stock for an aggregate consideration of $59,000.

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

From May 10, 2011 through October 26, 2011, the Company sold an aggregate of 6,099,133 shares of common stock and Warrants to acquire 3,049,565 shares of common stock of the Company for an aggregate purchase price of $3,659,500 to accredited investors.  The Warrants are exercisable for two years at an exercise price of $0.80.  The closings occurred on the following dates:

●	On May 10, 2011, the Company sold 470,833 shares of common stock and Warrants to acquire 235,415 shares of common stock for an aggregate consideration of $282,500.
●	On May 25, 2011, the Company sold 3,388,320 shares of common stock and Warrants to acquire 1,694,160 shares of common stock for an aggregate consideration of $2,033,000.
●	On June 29, 2011, the Company sold 1,873,316 shares of common stock and Warrants to acquire 936,658 shares of common stock for an aggregate consideration of $1,124,000.
●	On September 20, 2011, the Company sold 191,664 shares of common stock and Warrants to acquire 95,832 shares of common stock for an aggregate consideration of $115,000.
●	On October 26, 2011, the Company sold 175,000 shares of common stock and Warrants to acquire 87,500 shares of common stock for an aggregate consideration of $105,000.

From May 10, 2011 through October 26, 2011, the Company compensated JCI as placement agent for assisting in the sale of the securities by paying it commissions in the aggregate amount of $365,950 and issuing the placement agent common stock purchase warrants to purchase 609,913 shares of the Company’s common stock at an exercise price of $0.60 per share.

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

On October 31, 2011, Stephen Burns, a director and President of the Company loaned the Company $200,000.  In consideration of such loan, the Company issued Mr. Burns a Promissory Note which bears interest at 15% per annum and matures on November 30, 2011 (the “Maturity Date”).  If the principal is not paid by the Maturity Date, the Company shall issue Mr. Burns a common stock purchase warrant to acquire 100,000 shares of common stock exercisable for a term of two years at an exercise price equal to the closing price on the Maturity Date.  Further, in the event that the aforementioned common stock purchase warrant is issued, the interest rate shall be decreased to 10% per annum.  The Note is secured by the assets of the Company equal to the value of the Note as set forth in a security agreement of the same date hereof; provided, however, Mr. Burns may only take action under such security agreement in the event that the Note is not paid in full on or prior to December 31, 2011.

Issuance of the above securities are exempt from the registration requirements under Rule 4(2) of the Securities Act of 1933, as amended, and/or Rule 506 as promulgated under Regulation D.

Item 3. Defaults Upon Senior Securities

None.

Item 4. (Removed and Reserved)

Not applicable.

Item 5. Other Information

On September 30, 2011, Stephen Burns, President and Director of the Company, loaned the Company $62,000 pursuant to a Promissory Note which has a maturity date of October 31, 2011 and has interest of 6% per annum.

On October 31, 2011, Stephen Burns, a director and President of the Company loaned the Company $200,000.  In consideration of such loan, the Company issued Mr. Burns a Promissory Note which bears interest at 15% per annum and matures on November 30, 2011 (the “Maturity Date”).  If the principal is not paid by the Maturity Date, the Company shall issue Mr. Burns a common stock purchase warrant to acquire 100,000 shares of common stock exercisable for a term of two years at an exercise price equal to the closing price on the Maturity Date.  Further, in the event that the aforementioned common stock purchase warrant is issued, the interest rate shall be decreased to 10% per annum.  The Note is secured by the assets of the Company equal to the value of the Note as set forth in a security agreement of the same date hereof; provided, however, Mr. Burns may only take action under such security agreement in the event that the Note is not paid in full on or prior to December 31, 2011.

Issuance of the above securities are exempt from the registration requirements under Rule 4(2) of the Securities Act of 1933, as amended, and/or Rule 506 as promulgated under Regulation D.

On September 30, 2011, the September month-end payroll was adjusted to delay payroll payment to AMP's officers and to pay its executives a reduced amount.  These deferrals were paid on October 31, 2011.  A further adjustment for the officers and executives was made for the October, 2011 payroll, which are planned to be paid coincident with the next capital raise.

Item 6. Exhibits

Exhibit No.	Description

3.1	Certificate of Designation for Series A Preferred Stock (1)

3.2	Certificate of Change (6)

3.3	Certificate of Correction (6)

3.4	Articles of Merger (7)

3.5	Certificate of Correction (Articles of Merger) (7)

3.6	Certificate of Amendment to the Certificate of Incorporation (9)

4.1	Form of Subscription Agreement by and between Title Starts Online, Inc. and the January 2010 Accredited Investors (2)

4.2	6% Promissory Note issued by Title Starts Online, Inc. on March 1, 2010 (3)

4.3	Form of Subscription Agreement by and between Title Starts Online, Inc. and the March 2010 Accredited Investors (4)

4.4	Form of Subscription Agreement by and between AMP Holding Inc. and Accredited Investors (11)

4.5	Form of Subscription Agreement by and between AMP Holding Inc. and May 2011 Accredited Investors (15)

4.6	Stock Option to acquire 500,000 shares of common stock issued to Joseph Paresi dated May 25, 2011 (16)

4.7	Stock Option to acquire 1,000,000 shares of common stock issued to Joseph Paresi dated May 25, 2011 (16)

4.8	Common Stock Purchase Warrant to acquire 500,000 shares of common stock issued to Joseph Paresi dated May 25, 2011 (16)

4.9	Stock Option to acquire 500,000 shares of common stock issued to James Taylor dated May 25, 2011 (16)

4.10	Common Stock Purchase Warrant to acquire 500,000 shares of common stock issued to James Taylor dated May 25, 2011 (16)

4.11	Stock Option to acquire 500,000 shares of common stock issued to Stephen Burns dated May 25, 2011 (16)

4.12	Common Stock Purchase Warrant to acquire 500,000 shares of common stock issued to Stephen Burns dated May 25, 2011 (16)

4.13	Promissory Note issued by AMP Holding Inc. on October 31, 2011 (17)

4.14	Security Agreement by and between AMP Holding Inc. and Stephen Burns dated October 31, 2011 (17)

10.1	Share Exchange Agreement dated as of December 28, 2009 by and among Advanced Mechanical Products, Inc., the shareholders of Advanced Mechanical Products, Inc. and Title Starts Online, Inc. (1)

10.2	Agreement and Release between Title Starts Online, Inc. and Mark DeFoor dated December 29, 2009 (1)

10.3	Conversion Agreement between Title Starts Online, Inc. and Bowden Transportation, Inc. dated December 28, 2009 (1)

10.4	Conversion Agreement between Title Starts Online, Inc. and Han Solutions II, LLC dated December 28, 2009 (1)

10.5	Conversion Agreement between Title Starts Online, Inc. and Ziu Zhang dated December 28, 2009 (1)

10.6	Director Agreement by and between AMP Holding Inc. and Nancy Dunlap dated August 23, 2010 (8)

10.7	Director Agreement by and between AMP Holding Inc, and James E. Taylor dated October 11, 2010 (10)

10.8	Employment Agreement by and between AMP Holding Inc. and James Taylor dated December 8, 2010 (12)

10.9	Employment Agreement by and between AMP Holding Inc. and Stephen S. Burns dated December 8, 2010 (12)

10.10	Director Agreement by and between AMP Holding Inc. and Joseph Paresi dated December 8, 2010 (12)

10.11	Employment Agreement by and between AMP Holding Inc. and Paul V. Gonzales dated January 12, 2011 (13)

10.12	Distribution Agreement by and between AMP Holding Inc. and Northern Lights Energy ehf. dated April 14, 2011 (14)

16.1	Letter from Schumacher & Associates, Inc. (5)

21.1	List of Subsidiaries(1)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

EX-101.INS	XBRL INSTANCE DOCUMENT

EX-101.SCH	XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT

EX-101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE

EX-101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE

EX-101.LAB	XBRL TAXONOMY EXTENSION LABELS LINKBASE

EX-101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

(1)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on January 4, 2010.
(2)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on February 4, 2010.
(3)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on March 4, 2010.
(4)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on March 17, 2010.
(5)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on March 18, 2010.
(6)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on May 25, 2010
(7)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on May 25, 2010
(8)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on August 27, 2010
(9)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on September 10, 2010
(10)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on October 19, 2010
(11)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on December 6, 2010
(12)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on December 13, 2010
(13)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on January 14, 2011
(14)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on April 20, 2011
(15)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on May 12, 2011
(16)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on June 1, 2011
(17)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on November 4, 2011

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

AMP HOLDING INC.

Dated: November 14, 2011	By:	/s/ James E. Taylor
Name: James E. Taylor
Title: Chief Executive Officer and Vice Chairman of the Board of Directors (Principal Executive Officer

Dated: November 14, 2011	By:	/s/ Paul V. Gonzales
Name: Paul V. Gonzales
Title: Chief Financial Officer (Principal Financial Officer)