Form 10-K
period 2011-12-31
AMP Holding Inc.
filed 2012-04-04
CIK 1425287

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT

Commission file number: 000-53704

AMP HOLDING INC.
(Name of registrant as specified in its charter)

Nevada	26-1394771
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

100 Commerce Drive
Loveland, Ohio 45140	513-360-4704
(Address of principal executive offices)	(Registrant’s telephone number)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒

As of June 30, 2011, the last business day of the Registrant’s most recently completed second fiscal quarter, the market value of our common stock held by non-affiliates was $21,071,000.

The number of shares of the Registrant’s common stock, $0.001 par value per share, outstanding as of April 2, 2012, was 38,912,165. We have no other classes of equity outstanding.

AMP Holding Inc.
Annual Report on Form 10-K
For the Year Ended December 31, 2011

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

PART I

Item 1. Business

On December 28, 2009, we entered into and closed a Share Exchange Agreement with the shareholders (AMP Shareholders) of Advanced Mechanical Products, Inc. (n/k/a AMP Electric Vehicles, Inc.) (AMP) pursuant to which we acquired 100% of the outstanding securities of AMP in exchange for 14,890,904 shares of our common stock. Considering that, following the merger, the AMP Shareholders control the majority of our outstanding voting common stock and we effectively succeeded our otherwise minimal operations to those that are theirs, AMP is considered the accounting acquirer in this reverse-merger transaction. A reverse-merger transaction is considered, and accounted for as, a capital transaction in substance; it is equivalent to the issuance of AMP securities for our net monetary assets, which are de minimus, accompanied by a recapitalization. Accordingly, we have not recognized any goodwill or other intangible assets in connection with this reverse merger transaction. AMP is the surviving and continuing entity and the historical financials following the reverse merger transaction will be those of AMP. We were a "shell company" (as such term is defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended) immediately prior to our acquisition of AMP pursuant to the terms of the Share Exchange Agreement. As a result of such acquisition, our operations our now focused on the design, marketing and sale of modified automobiles and commercial trucks with an all electric drivetrain and battery systems. Consequently, we believe that acquisition has caused us to cease to be a shell company as we no longer have nominal operations. The Company formally changed its name to AMP Holding Inc. on May 24, 2010.

Overview

Our vision is to bring electrification to full size mainstream vehicles that are popular with both fleets and consumers. The largest vehicle segment in the U.S. is the SUV segment and we have one of the only electric full size SUV solutions available. AMP designs, manufactures and is offering for sale modified automobiles and commercial trucks with an all electric drivetrain and battery system that allows the vehicle to perform similar to the original vehicle, but with no emissions or burning of fossil fuels. This is due to our patent pending, powerful, yet highly efficient electric powertrain.

We believe our specialization in larger vehicle architectures addresses the current market gap for large SUV EVs that has been left vacant by large OEMs that have primarily focused on small vehicles. Small EVs provide a limited incremental benefit relative to fuel savings & emission reductions, while larger vehicles provide a larger incremental fuel and emission savings while providing the same industry and customer metrics for range and acceleration as smaller EVs on the market.

We intend to take advantage of our early mover status and the reputation we have built as a leader in the electrification of larger vehicles, to become a world leader in the emerging electric vehicle (EV) marketplace. Our expansion to the commercial truck segment is a logical step in that the execution of such vehicles allows the Company to leverage the technology and knowledge gained in the development of drivetrains for larger passenger vehicles.

Our powertrains encompass complete motor assemblies, battery packs, computers and software required for vehicle electrification. Our first mainstream conversion was the GM Chevrolet Equinox, followed closely by the Mercedes ML350 and the Jeep Grand Cherokee. Our immediate target customer for our conversion services are fleets for both passenger and commercial trucks.

AMP’s approach to the electrification market is to provide 100% electric vehicles with industry-leading technology at a low upfront investment. Leveraging current industry capacity and infrastructure versus designing, engineering, testing and capitalizing an all new vehicle model, as is the approach by many in the industry for many EV companies, AMP has the potential to enhance the business model for electric vehicles. This strategy expands the market opportunity and revenue potential for AMP to include business from OEMs, fleets and previously produced vehicles on the road today. This results in a unique market opportunity for AMP, one that is potentially greater than most electric vehicle competitors in the market today. By by using the best of breed, award winning brands, AMP can focus its resources specifically on advanced electric drive train solutions. Further, by using well designed base vehicles, AMP can leverage the safety, handling and amenities invested into many of today’s vehicles while not “reinventing” the base vehicle. The result is a well featured vehicle with the added advantages of having zero emissions, a quieter ride and a fraction of the ongoing operating and maintenance costs.

Market for Electric Vehicles

Most experts agree that the electric vehicle industry is here to stay and is expected to grow, although there have been recent indications that the market for consumer vehicles has been growing at a slower than anticipated rate. There are various infrastructure issues that are being slowly resolved, at different levels of aggressiveness depending on country, state or city. These include power station capacity battery and charging technology. The industry has turned to private investment and government support programs for assistance to overcome these hurdles.

Because crude oil is a finite resource, we expect the cost of gasoline will only trend upward over time which in turn will drive market demand for EVs. The fact that oil is a finite resource we believe will lead to a steady increase in the cost of fuel over the next 10 to 15 years which we believe bodes well for alternative propulsion solutions and specifically EV demand.

Market Strategy

AMP’s initial target was targeting the mid-size utility light vehicle segment. Most current consumer electric vehicles are grouped in the small car segment, such as the Nissan Leaf, Ford Focus, Mitsubishi i-MiEVe and the Chevrolet Volt. In addition, there are two highly priced niche vehicles the Tesla Roadster and Fisker Karma. Virtually no competitors are currently entering the midsize SUV/crossover vehicle segment. AMP is able to enter this segment because it has developed the intellectual property (e-motor drivetrain, software and vehicle integration) to provide the power solution for these larger vehicles that consumers want to drive.

AMP is leveraging its expertise for larger EV vehicle configurations by also targeting class 2b, 3 and 4 commercial trucks. Initial discussions with large commercial fleet buyers has confirmed a market opportunity for the conversion of existing fleet vehicles as a more capital efficient “green” implementation strategy while providing the ongoing operating cost savings of an EV powertrain.

Research and Development

The majority of our research and development is conducted in-house at our facilities near Cincinnati, Ohio. Additionally, we contract with engineering firms to assist with validation and certification requirements as well as specific vehicle integration tasks.

Competition

There are numerous electric vehicle companies and many types of electric vehicles, from 3-wheel mini vehicles to large commercial trucks. All these vehicles are in various stages of development or are for sale.

Examples of current available all-electric products include the Tesla Motors Roadster, a high performance 2-seat sports car priced over $100,000, and the Nissan Leaf, a 5-seat, 4-door hatchback priced in the low $30,000’s. Selected other current and projected entries include:  the Chevrolet Volt a PHEV, Toyota RAV 4 EV, 5-seat CUV, target date 2012; the Tesla Motors Model S, 4-door, 7-seat sedan, target date 2012; the Fisker Automotive, luxury 4-door sedan PHEV, intro 2012; Ford Focus EV, based on next generation Focus, target intro 2012; Ford Escape PHEV, based on 5-seater Escape SUV, target intro 2012; Azure Dynamics Ford Tourneo Connect EV, a passenger version of the Transit Connect EV with rear passenger seats, to be used as a taxi and shuttle service vehicle, target intro late 2011; Mitsubishi iMiev, 5 door, 4 seat hatchback, target intro in U.S. early 2012; CODA sedan EV, 4-door 5 passenger sedan, intro March 2012; and the Chrysler Fiat and NICE e500 Micro-Vett EV, intro in 2012.

Primary fleet EV competitors include Smith Electric, Azure Dynamics, Enova, and EnVision Motor Company. Azure’s Ford Transit Connect and Enova have focused on specialized delivery vans and shuttle buses.

Overseas Electric Vehicles:  While there are many overseas electric car companies and vehicles, there are only a few overseas companies that have vehicles that may be slightly closer in size and intent to AMP’s mid-size/SUV strategy; however, these vehicles are primarily in the concept or development stage. They include the Volvo V70 PHEV 4-door sedan and 5 passenger station wagon, and the Renault Kangoo light commercial EV aimed at business users in Europe. Renault advertises this vehicle as having the same practical functions as the internal combustion-engine version, which is a strategy similar to AMP’s. Chinese companies are also entering the EV market, with primarily smaller vehicles; however, with government mandates and heavy financial subsidies, China will likely enter the EV market very rapidly.

Intellectual Property

The company has multiple pending U.S. patent applications and also plans to pursue appropriate foreign patent protection on those inventions. The company also has five pending trademark applications and two issued trademark registrations in the U.S. with intent to pursue foreign trademark registration as well.

Government Regulation

We are in the business of modifying and selling automobiles and other vehicles, and accordingly we are subject to laws related to automobile sales and operation.

The United States' laws related to automobile manufacturers regulate registration, safety criteria, type approval, inspection, maintenance, testing, etc. of automobiles. Complying with the strict regulations of automobile development and manufacturing is costly and could significantly affect our ability to become profitable. In addition, failure to comply with these laws could subject our Company to penalties, which could include severe fines or the removal of government approval to conduct business. Although we fully intend to comply with all applicable rules and regulations, we cannot assure that we will be able to do so.

Number of Employees

We currently have 26 employees, 22 full time and 4 part-time, of which 3 are administrative, 3 are accounting/finance, 10 are engineering/R&D, 4 are sales/marketing, and 6 are manufacturing. None of our employees are represented by a labor union. We have not experienced any work stoppages and consider our relations with our employees to be good. Currently, we have 7 fewer employees compared to December 31, 2010 due primarily to attrition and layoffs to balance resources with our product program development schedule.

Distribution Agreements

Northern Lights Energy of Iceland

On April 14, 2011, the Company entered into a Distribution Agreement with Northern Lights Energy ehf. (“NLE”), an Icelandic company that operates in the energy and transportation sectors, pursuant to which the Company will manufacture, assemble, produce, and sell Company products to NLE in exchange for granting NLE the exclusive right within the country of Iceland (the “Territory”) to:
▪	promote the use of the Company’s electric vehicles in the Territory, to develop and maintain a sales and service;
▪	network the Company products throughout the Territory to retail, business, fleet, institutional and governmental customers;
▪	promote the sale of Company products throughout the Territory;
▪	promote the Company brand throughout the Territory;
▪	advertise the Company’s products throughout the Territory; and
▪	manage customer relationships and provide best in class after sales service to customers of Company products in the Territory.

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

Demonstration Phase
The demonstration phase (the “Demonstration Phase”) is to last for a period of six months commencing on the signing of the Agreement, during which the Company will provide NLE two Company vehicles (the “Demonstration Vehicles”) for use by NLE in the Territory solely for product testing by NLE, for display, demonstration or other marketing purposes reasonably acceptable to the Company. The two demonstration vehicles were shipped to NLE as planned. The Demonstration Vehicles will remain the sole property of the Company. During the Demonstration Phase and continuing throughout the Development Phase (defined below), NLE will use its best efforts to develop and expand the electric vehicle market in the Territory and will actively and diligently appoint and maintain experienced and competent public relations and advertising personnel and agencies to prepare market for Company products and to promote Company products and the Company brand within the Territory. NLE will explore using various media in its efforts to develop the market, including, but not limited to, the possibility of developing, in cooperation with the Company, a customized website and/or online experience to promote Company products and the Company brand within the Territory.

Development Phase
The second phase of the Agreement, the development phase (the “Development Phase”), is to commence on a mutually agreed upon date, but no later than October 1, 2011, and will continue through December 31, 2012. During the Development Stage, the Company will sell to NLE, and NLE will Purchase from the Company, 250 of the Company’s vehicles (the “Initial Inventory”). The Initial Inventory shall be comprised of one or more vehicle models mutually agreeable to the Company and NLE. From and after the commencement of the Development Phase, and continuing thereafter throughout the Term, NLE will be solely responsible for the servicing and maintenance of all Company products in the Territory. In December, 2011 AMP was informed by NLE that the anticipated repeal of the value added tax for electric vehicles in Iceland has not yet been approved, thereby pushing the development phase beyond the 2012 calendar year.

Sales and Marketing Phase
The third phase of the Agreement, the sales and marketing phase (the “Sales and Marketing Phase”), is to commence at the end of the Development Phase and end on December 31, 2017. At or prior to the commencement of the Sales and Marketing Phase, NLE will prepare and submit to the Company for its approval, a business plan for the marketing, sales, and service of Company products within the Territory (the “Initial Business Plan”). The Initial Business Plan will include such information as the Company may reasonably require but, at a minimum, will contain a distribution, sales, marketing, and after sales plan outlining targets, strategies and plans for the following year. At all times throughout the Sales and Marketing Phase, NLE will devote to its activities under the Agreement sufficient assets and resources to effectively, ethically, and lawfully sell and promote the purchase and use of Company products by customers in the Territory and to otherwise carry out its obligations. To satisfy this commitment, NLE agrees, at a minimum, to appoint and maintain an experienced automotive team to execute the operations, sales, marketing and after sales for the Company’s products, including an adequate staff of sales personnel who are fully trained and knowledgeable about the Company’s products to support sales activities throughout the Territory and an adequate staff of trained engineers and service technicians to handle after sale services throughout the Territory; maintain an adequate selection and stock of the Company’s products as is necessary to fulfill customers’ demands and to ensure timely repair and/or replacement under warranty or non-warranty service; ensure that each customer’s purchase and delivery experience is satisfactory; appoint and maintain experienced and competent public relations and advertising personnel and agencies to promote the Company’s products and the Company brand throughout the Territory. During the Sales and Marketing Phase, the Company will sell to NLE, and NLE will purchase from the Company, 750 Company vehicles, or such greater number of the Company’s vehicles as the Parties may mutually agree. NLE will submit binding orders for purchase and delivery of at least 150 Company vehicles in each calendar year of the Sales and Marketing Phase.

U-Go Stations Cayman LTD (subsequent event)

On March 5, 2012 the Company signed a memorandum of understanding (MOU) with U-Go Stations Cayman LTD. to distribute all-electric SUVs to the Caribbean Islands.

The purpose of this MOU is to identify the roles and responsibilities of each party as they relate to the distribution and sale of electric vehicles to the territories provide below. In particular, this MOU is intended to establish a working relationship between the parties, which shall be subject to the parties executing a definitive agreement.

U-Go Stations Cayman LTD. (hereinafter “U-Go Cayman”) a wholly-owned subsidiary of, U-Go Stations LLC, a Pennsylvania corporation (hereinafter “U-Go”), having an address at1818 Market Street 13th Floor, Philadelphia PA 19103 and JE Automotive Leasing, (hereinafter “JE”) having an address of 256 Crewe Road, P.O. Box 10084 Grand Cayman KY 1-1001 Cayman Islands is both actively promoting the sale of electric vehicles and currently developing convenient EV charging infrastructure in the Caribbean.

U-Go Stations Cayman LTD. works with businesses on Grand Cayman in the development of an electric vehicle (EV) charging station infrastructure through partnerships whereby U-Go Cayman owns, operates and maintains public charging stations and shares revenue with the real estate owner where the stations are located. U-Go is committed to the development of green technology infrastructure with interests also in photovoltaic solar and solar canopy systems. U-Go Cayman principal, John Felder, has been providing automotive sales and service to the Caribbean for over seven years and is responsible for the introduction of the Caribbean’s first electric vehicle. U-Go Cayman has recently announced plans for the first Caribbean solar panel charging station for electric vehicles, which is located in Georgetown, Grand Cayman.

Plans are to deliver the first Electric SUV to U-Go for use in their EV auto show that is scheduled for the summer of 2012 in Grand Cayman. During the show U-Go plans to begin taking customer orders for AMP’s EVs.

Subject to a Definitive Agreement, U-Go is to have exclusive territory control of the following Islands initially: Grand Cayman, Cayman Brac, Little Cayman, Jamaica, St. John, St. Thomas, St. Kitt, Bermuda, The Bahamas, and Barbados (the “Territory”). U-Go shall have "Right of First Refusal" for any other candidates seeking to become a distributor of AMP in a Caribbean Island. In exchange U-Go agrees to use its best efforts to develop and promote the sale of AMP Products in the Territory including but not limited to:
▪	promote the sale of AMP Products throughout the Territory;
▪	promote the AMP Brand throughout the Territory;
▪	advertise AMP Products and the AMP Brand throughout the Territory in appropriate advertising media and in a manner ensuring proper and adequate publicity for AMP Products; and
▪	manage customer relationships and provide best in class after sales service to Customers of AMP Products in the Territory.

Item 1A. Risk Factors

We require capital for our operations as we are currently significantly undercapitalized and if we are unable to raise capital in the near future we will cease operations.

Our cash balance at the end of March, 2012 is near zero. This resulted in a delay in payment of a portion of AMP’s payroll for the month of March 2012 and will impact the payment of our outstanding accounts payable balance. If we do not raise capital in the immediate future, we will be required to lay off additional employees and cease operations by May 31, 2012 if not sooner. We are currently evaluating several options for financing, but there are no guarantees that we will raise capital or that if we do raise the capital it will be on acceptable terms.

Our limited operating history makes it difficult for us to evaluate our future business prospects and make decisions based on those estimates of our future performance.

We did not begin operations of our business until February 2007. We have a limited operating history and have generated limited revenue. As a consequence, it is difficult, if not impossible, to forecast our future results based upon our historical data. Reliance on the historical results may not be representative of the results we will achieve. Because of the uncertainties related to our lack of historical operations, we may be hindered in our ability to anticipate and timely adapt to increases or decreases in revenues or expenses. If we make poor budgetary decisions as a result of unreliable historical data, we could be less profitable or incur losses, which may result in a decline in our stock price.

AMP’s results of operations have not resulted in profitability and we may not be able to achieve profitability going forward.

AMP incurred a net loss amounting to $17,098,769 for the period from inception (February 20, 2007) through December 31, 2011. In addition, as of December 31, 2011, AMP has a working capital deficiency of $1,668,931. If we incur additional significant operating losses, our stock price, may decline, perhaps significantly.

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

Our business, prospects, financial condition and operating results will be adversely affected if we cannot reduce and adequately control the costs and expenses associated with operating our business, including our material and production costs.

We incur significant costs and expenses related to procuring the materials, components and services required to develop and produce our electric vehicles. As a result, our current cost projections are considerably higher than the projected revenue stream that such vehicles will produce. As a result we are continually working on initiatives to reduce our cost structure so that we may effectively compete with other EV entries from major competitors. If we are not able to reduce our costs effectively, we will not be able to sustain our current pricing and therefore may lose sales to lower priced competitors and we may not be able to achieve profitability.

We currently do not have long-term supply contracts with guaranteed pricing, which exposes us to fluctuations in component, materials and equipment prices. Substantial increases in these prices would increase our operating costs and could adversely affect our business, prospects, financial condition and operating results.

Because we currently do not have long-term supply contracts with guaranteed pricing, we are subject to fluctuations in the prices of the raw materials, parts and components and equipment we use in the production of our vehicles. Substantial increases in the prices for such raw materials, components and equipment would increase our operating costs, and could reduce our margins if we cannot recoup the increased costs through increased vehicle prices. Any attempts to increase the announced or expected prices of our vehicles in response to increased costs could be viewed negatively by our customers and could adversely affect our business, prospects, financial condition and operating results.

We depend upon key personnel and need additional personnel.

Our success depends on the continuing services of James E. Taylor, CEO and Stephen Burns, our President. The loss of Mr. Taylor or Mr. Burns could have a material and adverse effect on our business operations. Additionally, the success of the Company’s operations will largely depend upon its ability to successfully attract and maintain competent and qualified key management personnel. As with any company with limited resources, there can be no guarantee that the Company will be able to attract such individuals or that the presence of such individuals will necessarily translate into profitability for the Company. Our inability to attract and retain key personnel may materially and adversely affect our business operations.

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

We face intense competition. Many of our competitors have greater financial or other resources, longer operating histories and greater name recognition than we do and one or more of these competitors could use their greater resources and/or name recognition to gain market share at our expense or could make it very difficult for us to establish market share.

In the electric vehicle market in the United States, we compete with large manufacturers, including GM, Tesla, Nissan, Azure Dynamics, and EVI Smith Electric who have more significant financial resources, established market positions, long-standing relationships with customers and dealers, and who have more significant name recognition, technical, marketing, sales, manufacturing, distribution, financial and other resources than we do. Each of these companies is currently selling a hybrid or electric vehicle or is working to develop, market and sell advanced technology vehicles in the United States market. The resources available to our competitors to develop new products and introduce them into the marketplace exceed the resources currently available to us. As a result, our competitors may be able to compete more aggressively and sustain that competition over a longer period of time that we can. This intense competitive environment may require us to make changes in our products, pricing, licensing, services, distribution, or marketing to develop a market position. Each of these competitors has the potential to capture market share in our target markets, which could have an adverse effect on our position in our industry and on our business and operating results.

If we are unable to keep up with advances in electric vehicle technology, we may suffer a decline in our competitive position.

There are companies in the electric vehicle industry that have developed or are developing vehicles and technologies that compete or will compete with our vehicles. We cannot assure that our competitors will not be able to duplicate our technology or provide products and services similar to ours more efficiently. If for any reason we are unable to keep pace with changes in electric vehicle technology, particularly battery technology, our competitive position may be adversely affected. We plan to upgrade or adapt our vehicles and introduce new models in order to continue to provide electric vehicles that incorporate the latest technology. However, there is no assurance that our research and development efforts will keep pace with those of our competitors.

Our electric vehicles compete for market share with vehicles powered by other vehicle technologies that may prove to be more attractive than ours.

Our target market currently is serviced by manufacturers with existing customers and suppliers using proven and widely accepted fuel technologies. Additionally, our competitors are working on developing technologies that may be introduced in our target market. If any of these alternative technology vehicles can provide lower fuel costs, greater efficiencies, greater reliability or otherwise benefit from other factors resulting in an overall lower total cost of ownership, this may negatively affect the commercial success of our vehicles or make our vehicles uncompetitive or obsolete.

We currently have a limited customer base and expect that a significant portion of our future sales will be from a limited number of customers and the loss of any of these high volume customers could materially harm our business.

A significant portion of our projected future revenue is generated from a limited number of vehicle customers. Additionally, much of our business model is focused on building relationships with our largest customers. Currently we have no contracts with customers that include long-term commitments or minimum volumes that ensure future sales of vehicles. As such, a customer may take actions that affect us for reasons that we cannot anticipate or control, such as reasons related to the customer’s financial condition, changes in the customer’s business strategy or operations or as the result of the perceived performance or cost-effectiveness of our vehicles. The loss of or a reduction in sales or anticipated sales to our most significant customers could have an adverse effect on our business, prospects, financial condition and operating results.

Changes in the market for electric vehicles could cause our products to become obsolete or lose popularity.

The modern electric vehicle industry is in its infancy and has experienced substantial change in the last few years. To date, demand for and interest in electric vehicles has been slower than forecasted by industry experts. As a result, growth in the electric vehicle industry depends on many factors, including, but not limited to:
●	continued development of product technology, especially batteries
●	the environmental consciousness of customers
●	the ability of electric vehicles to successfully compete with vehicles powered by internal combustion engines
●	limitation of widespread electricity shortages; and
●	whether future regulation and legislation requiring increased use of non-polluting vehicles is enacted

We cannot assume that growth in the electric vehicle industry will continue. Our business may suffer if the electric vehicle industry does not grow or grows more slowly than it has in recent years or if we are unable to maintain the pace of industry demands.

The unavailability, reduction, elimination or adverse application of government subsidies, incentives and regulations could have an adverse effect on our business, prospects, financial condition and operating results.

We believe that, currently, the availability of government subsidies and incentives is an important factor considered by our customers when purchasing our vehicles, and that our growth depends in part on the availability and amounts of these subsidies and incentives. Any reduction, elimination or discriminatory application of government subsidies and incentives because of budgetary challenges, policy changes, the reduced need for such subsidies and incentives due to the perceived success of electric vehicles or other reasons may result in the diminished price competitiveness of the alternative fuel vehicle industry.

We may be unable to keep up with changes in electric vehicle technology and, as a result, may suffer a decline in our competitive position.

Our current products are designed for use with, and are dependent upon, existing electric vehicle technology. As technologies change, we plan to upgrade or adapt our products in order to continue to provide products with the latest technology. However, our products may become obsolete or our research and development efforts may not be sufficient to adapt to changes in or to create the necessary technology. As a result, our potential inability to adapt and develop the necessary technology may harm our competitive position.

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

The risk of product liability claims, product recalls, and associated adverse publicity is inherent in the manufacturing, marketing, and sale of electrical vehicles. Although we have product liability insurance for our consumer and commercial products, that insurance may be inadequate to cover all potential product claims. We also carry liability insurance on our automotive products. Any product recall or lawsuit seeking significant monetary damages either in excess of our coverage, or outside of our coverage, may have a material adverse effect on our business and financial condition. We may not be able to secure additional product liability insurance coverage on acceptable terms or at reasonable costs when needed. A successful product liability claim against us could require us to pay a substantial monetary award. Moreover, a product recall could generate substantial negative publicity about our products and business and inhibit or prevent commercialization of other future product candidates. We cannot provide assurance that such claims and/or recalls will not be made in the future.

We may have to devote substantial resources to implementing a retail product distribution network.

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

Vehicle dealer and distribution laws could adversely affect our ability to sell our commercial electric vehicles.

Sales of our vehicles are subject to international, state and local vehicle dealer and distribution laws. To the extent such laws prevent us from selling our vehicle to customers located in a particular jurisdiction or require us to retain a local dealer or distributor or establish and maintain a physical presence in a jurisdiction in order to sell vehicles in that jurisdiction, our business, prospects, financial condition and operating results could be adversely affected. Anticipated repeal of value added tax for electric vehicles in Iceland has not yet been approved, thereby pushing out the development phase of Distribution Agreement.

Regulatory requirements may have a negative impact upon our business.

While our products are subject to substantial regulation under federal, state, and local laws, we believe that our products are or will be materially in compliance with all applicable laws. However, to the extent the laws change, or if we introduce new products in the future, some or all of our products may not comply with applicable federal, state, or local laws. Further, certain federal, state, and local laws and industrial standards currently regulate electrical and electronics equipment. Although standards for electric vehicles are not yet generally available or accepted as industry standards, our products may become subject to federal, state, and local regulation in the future. Compliance with these regulations could be burdensome, time consuming, and expensive.

Our automotive products are subject to environmental and safety compliance with various federal and state regulations, including regulations promulgated by the EPA, NHTSA, and various state boards, and compliance certification is required for each new model year. The cost of these compliance activities and the delays and risks associated with obtaining approval can be substantial. The risks, delays, and expenses incurred in connection with such compliance could be substantial.

Our success may be dependent on protecting our intellectual property rights.

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

We may be exposed to liability for infringing upon the intellectual property rights of other companies.

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

Our electric vehicles make use of lithium-ion battery cells, which, if not appropriately managed and controlled, on rare occasions have been observed to catch fire or vent smoke and flames. If such events occur in our electric vehicles, we could face liability for damage or injury, adverse publicity and a potential safety recall, any of which could adversely affect our business, prospects, financial condition and operating results.

The battery packs in our electric vehicles use lithium-ion cells, which have been used for years in laptop computers and cell phones. On rare occasions, if not appropriately managed and controlled, lithium-ion cells can rapidly release the energy they contain by venting smoke and flames in a manner that can ignite nearby materials. Highly publicized incidents of laptop computers and cell phones bursting into flames have focused consumer attention on the safety of these cells and could potentially lead to adverse law suits. Any such adverse publicity could adversely affect our business, prospects, financial condition and operating results.

Our facilities could be damaged or adversely affected as a result of disasters or other unpredictable events. Any prolonged disruption in the operations of our facility would adversely affect our business, prospects, financial condition and operating results.

We engineer and assemble our electric vehicles in a facility in Loveland, Ohio. Any prolonged disruption in the operations of our facility, whether due to technical, information systems, communication network accidents, weather conditions or other natural disaster or otherwise whether short or long-term, would adversely affect our business, prospects, financial condition and operating results.

We have not paid dividends in the past and do not expect to pay dividends in the future. Any return on investment may be limited to the value of our common stock.

We have never paid cash dividends on our common stock and do not anticipate paying cash dividends in the foreseeable future. The payment of dividends on our common stock will depend on earnings, financial condition and other business and economic factors affecting the company at such time as the board of directors may consider relevant. If we do not pay dividends, our common stock may be less valuable because a return on investment will only occur due to stock price appreciation.

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

Recent Federal legislation, including the Sarbanes-Oxley Act of 2002, has resulted in the adoption of various corporate governance measures designed to promote the integrity of the corporate management and the securities markets. Some of these measures have been adopted in response to legal requirements. Others have been adopted by companies in response to the requirements of national securities exchanges, such as the NYSE or the NASDAQ, on which their securities are listed.. Prospective investors should bear in mind our current lack of Sarbanes Oxley measures in formulating their investment decisions.

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

The trading of our common stock is limited under the SEC’s penny stock regulations, which will adversely affect the liquidity of our common stock.

The trading price of our common stock is currently less than $5.00 per share and, as a result, our common stock is considered a "penny stock”, and trading in our common stock would be subject to the requirements of Rule 15g-9 under the Exchange Act. Under this rule, broker/dealers who recommend low-priced securities to persons other than established customers and accredited investors must satisfy special sales practice requirements. Generally, the broker/dealer must make an individualized written suitability determination for the purchaser and receive the purchaser's written consent prior to the transaction.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our principal offices are located at 100 Commerce Drive, Loveland, Ohio 45247, which include 7,500 square feet in office space and 22,500 square feet in manufacturing/development space. We pay $11,875 per month in rent and our current lease expires in September 2018. We also lease office space at 245 Barclay Circle in Rochester Michigan for $1,000 per month on a month-to-month lease.

Item 3. Legal Proceedings

We are currently not a party to any legal or administrative proceedings and are not aware of any pending or threatened legal or administrative proceedings against us in all material aspects. We may from time to time become a party to various legal or administrative proceedings arising in the ordinary course of our business.

Item 4. Mine Safety Disclosures

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

Quarter Ended	March 31		June 30		September 30		December 31
	High	Low	High	Low	High	Low	High	Low
2010	n/a	n/a	$1.05	$0.51	$0.85	$0.51	$1.05	$0.55
2011	$0.92	$0.46	$0.94	$0.40	$0.70	$0.21	$0.59	$0.25

Holders of our Common Stock

As of April 2, 2012, there were approximately 92 stockholders of record of our common stock. This number does not include shares held by brokerage clearing houses, depositories or others in unregistered form. The stock transfer agent for our securities is Empire Stock Transfer, Inc., 1859 Whitney Mesa Drive, Henderson, Nevada 89014.

Dividends

The Company has never declared or paid any cash dividends on its common stock. The Company currently intends to retain future earnings, if any, to finance the expansion of its business. As a result, the Company does not anticipate paying any cash dividends in the foreseeable future.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth the aggregate information of our equity compensation plans in effect as of December 31, 2011:

Plan	Number of securities to be issued upon exercise of outstanding options and rights	Weighted-average exercise price of outstanding options and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in first column)
Equity compensation plans approved by security holders – 2010 Stock Incentive Plan	1,965,250	$0.44	5,000

Equity compensation plans approved by security holders – 2011 Stock Incentive Plan	300,000	$0.70	700,000

Equity compensation plans or arrangements not approved by security holders	20,252,469	$0.87	0

Total	22,517,719	$0.83	705,000

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

The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from those rules, to deliver a standardized risk disclosure document, which:

●	contains a description of the nature and level of risk in the market for penny stock in both public offerings and secondary trading
●
contains a description of the broker's or dealer's duties to the customer and of the rights and remedies available to the customer with respect to a violation of such duties or other requirements of the Securities Act of 1934, as amended

●	contains a brief, clear, narrative description of a dealer market, including "bid" and "ask" price for the penny stock and the significance of the spread between the bid and ask price
●	contains a toll-free telephone number for inquiries on disciplinary actions
●	defines significant terms in the disclosure document or in the conduct of trading penny stocks
●	contains such other information and is in such form (including language, type, size and format) as the Securities and Exchange Commission shall require by rule or regulation

The broker-dealer also must provide, prior to effecting any transaction in a penny stock, to the customer:
●	the bid and offer quotations for the penny stock
●	the compensation of the broker-dealer and its salesperson in the transaction
●	the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock
●	monthly account statements showing the market value of each penny stock held in the customer's account

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

The Series A Stock is convertible, at any time at the option of the holder into common shares of the Company based on a conversion price of $4.70588 per share. The Series A Stock has a par value of $0.001 per share. The holders of the Series A Stock are not entitled to convert the Series A Stock and receive shares of common stock such that the number of shares of common stock held by them in the aggregate and their affiliates after such conversion or exercise does not exceed 4.99% of the then issued and outstanding shares of common stock. The Series A Stock has voting rights on an as converted basis. Holders of the Series A Stock are not entitled to receive dividends and do not hold any liquidation rights.

On December 28, 2009, the Company entered a Conversion Agreement with Ziu Zhang (“Zhang”) pursuant to which Zhang agreed to convert a loan in the amount of $50,000 provided to AMP on November 30, 2009 into 148,932 shares of common stock of the Company.

On December 28, 2009, the Company assumed a Services Agreement entered between AMP and Pharmacy Management Services pursuant to which the Company issued Pharmacy Management Strategies LLC a common stock purchase warrant to acquire 500,000 shares of common stock at $0.40 per share for a term of five years. Half of the shares of common stock issuable under this warrant vested immediately and the balance vested one year from the date of the agreement.

On January 15, 2010, the Company entered a Subscription Agreement with Han pursuant to which Han acquired 625 shares of Series A Stock in consideration of $25,000.

On January 13, 2010, the Company entered into a letter agreement with Maggie Moran, a former director of the Company. The Company has agreed to pay Ms. Moran $40,000 per year and issue Ms. Moran an option to acquire 325,000 shares of common stock for five years with an exercise price of $0.40 per share. The options vest at 75,000 upon Ms. Moran executing her letter of appointment and 50,000 every six months thereafter.

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

From March 15, 2010 through October 22, 2010, the Company sold an aggregate of 7,256,000 shares of common stock for an aggregate purchase price of $2,902,400 to accredited investors. The closings occurred on the following dates:
▪	On March 15, 2010, the Company sold 625,000 shares of common stock for an aggregate consideration of $250,000.
▪	On April 7, 2010, the Company sold 200,000 shares of common stock for an aggregate consideration of $80,000.
▪	On April 12, 2010, the Company sold 62,500 shares of common stock for an aggregate consideration of $25,000.
▪	On April 16, 2010, the Company sold 112,500 shares of common stock for an aggregate consideration of $45,000.
•	On April 23, 2010, the Company sold 250,000 shares of common stock for an aggregate consideration of $100,000.
•	On May 6, 2010, the Company sold 175,000 shares of common stock for an aggregate consideration of $70,000.
•	On May 20, 2010, the Company sold 75,000 shares of common stock for an aggregate consideration of $30,000.
•	On May 25, 2010, the Company sold 75,000 shares of common stock for an aggregate consideration of $30,000
•	On May 28, 2010, the Company sold 500,000 shares of common stock for an aggregate consideration of $200,000.
•	On June 30, 2010, the Company sold 36,000 shares of common stock for an aggregate consideration of $14,400.
•	On July 7, 2010, the Company sold 175,000 shares of common stock for an aggregate consideration of $70,000.
•	On July 15, 2010, the Company sold 62,500 shares of common stock for an aggregate consideration of $25,000.
•	On July 22, 2010, the Company sold 1,125,000 shares of common stock for an aggregate consideration of $450,000.
•	On August 12, 2010, the Company sold 1,250,000 shares of common stock for an aggregate consideration of $500,000.
•	On August 27, 2010, the Company sold 375,000 shares of common stock for an aggregate consideration of $150,000.
•	On September 16, 2010, the Company sold 375,000 shares of common stock for an aggregate consideration of $150,000.
•	On September 22, 2010, the Company sold 1,625,000 shares of common stock for an aggregate consideration of $650,000.
•	On October 22, 2010, the Company sold 157,500 shares of common stock for an aggregate consideration of $63,000.

From March 15, 2010 through October 22, 2010, the Company compensated JCI as placement agent for assisting in the sale of common stock by paying it commissions in the aggregate amount of $290,240 and issuing the placement agent a common stock purchase warrants to purchase 725,600 shares of the Company’s common stock at an exercise price of $.40 per share.

On May 28, 2010, the Company assumed a Services Agreement entered between AMP and Mark Valerio pursuant to which the Company issued Mark Valerio an option to purchase 250,000 shares of voting common stock for a term of three years with a per share exercise option price of $0.40. The option vested as follows: 100,000 shares as of the date of May 28, 2010 (effective date); 50,000 shares within six months of the effective date; 50,000 shares within 12 months of the effective date; 50,000 shares within 18 months of the effective date.

On May 28, 2010, the Company assumed a Consulting Agreement entered between AMP and Maggie Moran pursuant to which the Company issued Maggie Moran an option to purchase up to 175,000 shares of common stock at an exercise price of $0.40 per share for a term of five years. The options vest quarterly in equal installments over a period of two years at a rate of 21,875 shares per quarter. The base consulting fee is $40,000 per year paid once per quarter on the first day of each quarter. She will receive reimbursement of reasonable business expenses if approved in advance by AMP’s CFO. Additional compensation shall be paid as follows if Maggie Moran assists in securing financing as defined in the agreement: $750,000 if AMP secures financing of more than $20,000,000 but less than $35,000,000; $1,750,000 if AMP secures financing of more than $35,000,000 but less than $50,000,000; $2,500,000 if AMP secures financing of more than $50,000,000 but less than $75,000,000; $2,500,000 plus a bonus of at least one-half of one percent of the total financing if AMP secures financing of more than $75,000,000.

On May 28, 2010 the Company assumed a Consulting Agreement with Pharmacy Management Strategies, LLC (“Pharmacy”) whereby Pharmacy will provide certain business development related services to the Company. As compensation for providing the services, the Company issued Pharmacy a common stock purchase warrant to acquire 350,000 shares of common stock for a period of five years at an exercise price of $0.40 per share, which vests quarterly in equal installments over a period of two years at a rate of 43,750 shares of common stock per quarter.

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

On June 1, 2010, the Company amended an October, 20, 2009 Services Agreement entered between AMP and CSIR Group, LLC for investor relations services, pursuant to which the Company issued CSIR 240,000 stock purchase warrants with an exercise price of $0.40 per share for a period of five years beginning June 1, 2010. The warrants vest equally in quarterly installments of 30,000 each. CSIR will be paid a fee of $7,500 beginning March 1, 2010 payable on the first day of each month.

On April 28, 2010, the Company assumed a Consulting Agreement entered between AMP and Gavin Scotti, Sr. pursuant to which the Company issued Gavin Scotti, Sr. a common stock purchase warrant to purchase 350,000 shares of common stock for a term of five years with a per share exercise option price of $0.40. The warrant vests equally in quarterly installments of 43,750 shares per quarter over two years. Additional compensation shall be paid if Mr. Scotti, Sr. is instrumental in raising capital through government or private capital as follows:  $500,000 for raising up to $10,000,000; $750,000 for raising between $10,000,000 and $35,000,000; $1,000,000 for raising over $35,000,000 in financing.

On May 12, 2010, a Stock Incentive Plan was approved by the Board of Directors.

On August 24, 2010, the Company entered into a letter agreement with Nancy Dunlap, a former director of the Company. The Company agreed to pay Ms. Dunlap $40,000 per year and issue Ms. Dunlap an option to acquire 325,000 shares of common stock for five years with an exercise price of $0.60 per share. The options vest at 75,000 upon Ms. Dunlap executing her letter of appointment and 50,000 every six months thereafter.

On September 28, 2010, the Company assumed a Services Agreement entered between AMP and Ron Sobrero pursuant to which the Company issued Ron Sobrero an option to purchase 100,000 shares of common stock for a term of three years with a per share exercise price of $0.70. The option vests as follows: 40,000 shares as of the date of September 28, 2010 (effective date); 20,000 shares within six months of the effective date; 20,000 shares within 12 months of the effective date; 20,000 shares within 18 months of the effective date.

On October 11, 2010, the Company entered into a letter agreement with James E. Taylor, a director of the Company. The Company agreed to pay Mr. Taylor $40,000 per year and issue Mr. Taylor an option to acquire 325,000 shares of common stock for five years with an exercise price of $0.68 per share. The options vest at 75,000 upon Mr. Taylor executing his letter of appointment and 50,000 every six months thereafter.

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

On December 8, 2010, Mr. Paresi entered into a letter agreement with the Company pursuant to which he was appointed as a director of the Company in consideration of an annual fee of $60,000. Additionally, the Company granted Mr. Paresi options to purchase 500,000 shares of the Company’s common stock at $0.72 per share. The options expire five years from the vesting date with 125,000 options vesting upon the signing of the agreement and 75,000 every six months thereafter for a total of 500,000 shares. In addition, the Company granted Mr. Paresi a common stock purchase warrant to acquire 500,000 shares of common stock exercisable at any time in the five years following the signing of the agreement at an exercise price of $2.00 per share. There is no understanding or arrangement between Mr. Paresi and any other person pursuant to which Mr. Paresi was selected as the Chairman of the Board of Directors of the Company. Mr. Paresi does not have any family relationship with any director, executive officer or person nominated or chosen by us to become the Chairman of the Board of Directors or an executive officer. Since January 1, 2009, Mr. Paresi has not had a direct or indirect material interest in any transaction or proposed transaction, in which the Company was or is a proposed participant exceeding $120,000.

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

On January 12, 2011, Paul V. Gonzales and the Company entered into an Employment Agreement pursuant to which Mr. Gonzales agreed to serve as the Chief Financial Officer of the Company. Pursuant to the terms of the Employment Agreement, Mr. Gonzales receives an annual salary of $150,000. Additionally, Mr. Gonzales will be eligible for annual bonuses with a target amount of 100% of his salary. The actual amount of any bonus may be more or less than such target and will be determined by the CEO of the Company in his discretion pursuant to certain guidelines and parameters set by the Board of Directors. Half of the bonus may be paid, in the CEO’s discretion in unregistered shares of common stock at a price per share equal to the weighted average closing price per share of the common stock over the twenty most recent trading days prior to such grant. In addition to the salary and any bonus, Mr. Gonzales will be entitled to receive health and fringe benefits that are generally available to the Company’s management employees. As additional compensation, the Company granted Mr. Gonzales options to acquire 200,000 shares of common stock at an exercise price of $0.81 per share for a period of ten years.

From May 10, 2011 through December 20, 2011, the Company sold an aggregate of 7,315,799 shares of common stock and Warrants to acquire 3,657,899 shares of common stock of the Company for an aggregate purchase price of $4,389,500 to accredited investors. The Warrants are exercisable for two years at an exercise price of $0.80. The closings occurred on the following dates:
•	On May 10, 2011, the Company sold 470,833 shares of common stock and Warrants to acquire 235,415 shares of common stock for an aggregate consideration of $282,500.
•	On May 25, 2011, the Company sold 3,388,320 shares of common stock and Warrants to acquire 1,694,160 shares of common stock for an aggregate consideration of $2,033,000.
•	On June 29, 2011, the Company sold 1,873,316 shares of common stock and Warrants to acquire 936,658 shares of common stock for an aggregate consideration of $1,124,000.
•	On September 20, 2011, the Company sold 191,664 shares of common stock and Warrants to acquire 95,832 shares of common stock for an aggregate consideration of $115,000.
•	On October 26, 2011, the Company sold 175,000 shares of common stock and Warrants to acquire 87,500 shares of common stock for an aggregate consideration of $105,000.
•	On November 22, 2011, the Company sold 1,158,333 shares of common stock and Warrants to acquire 579,167 shares of common stock for an aggregate consideration of $695,000.
•	On December 20, 2011, the Company sold 58,333 shares of common stock and Warrants to acquire 29,166 shares of common stock for an aggregate consideration of $35,000.

From May 10, 2011 through December 20, 2011, the Company compensated JCI as placement agent for assisting in the sale of the securities by paying it commissions in the aggregate amount of $376,950 and issuing the placement agent common stock purchase warrants to purchase 628,246 shares of the Company’s common stock at an exercise price of $0.60 per share.

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

From January 6, 2012 through February 27, 2012, the Company entered into Securities Purchase Agreements and Security Agreements with several accredited investors (the “2012 Investors”) providing for the sale by the Company to the 2012 Investors of Secured Convertible Debentures in the aggregate amount of $900,000 (the "2012 Notes"). In addition to the 2012 Notes, the 2012 Investors also received common stock purchase warrants (the “2012 Warrants”) to acquire 900,000 shares of common stock of the Company. The 2012 Warrants are exercisable for three years at an exercise price of $0.50. The Company received the proceeds in connection with these financings between January 6, 2012 and February 27, 2012.

The 2012 Notes mature one year from their respective effective dates (the "Maturity Dates") and interest associated with the 2012 Notes is 10% per annum, which is payable on the Maturity Dates. The 2012 Notes are convertible into shares of common stock of the Company, at the 2012 Investors’ option, at a conversion price of $0.50. Upon the closing of any financing in an amount greater than $3,000,000 (the “Financing”), the Company, in its sole discretion, may require that the 2012 Notes be converted into securities of the Company at the same terms of the Financing. The 2012 Notes and the 2012 Warrants carry standard anti-dilution provisions but in no event may the conversion price be reduced below $0.25. Further, the 2012 Investors will have the right to participate in the next financing on a pro-rata basis up to $1,000,000.

In March 2012 the Company settled outstanding invoices for legal and consulting services included in accounts payable at December 31, 2011 totaling $60,000 by issuing 177,515 shares of common stock.

This issuance of these above securities is exempt from the registration requirements under Rule 4(2) of the Securities Act of 1933, as amended, and/or Rule 506 as promulgated under Regulation D.

Item 6. Selected Financial Data

YEARS ENDED DECEMBER 31,	2011	2010	2009	2008	2007
OPERATING SUMMARY
Sales	$190,035	$140,707	$0	$0	$0
Net loss during the development stage	(8,705,711)	(5,028,106)	(1,524,923)	(1,383,884)	(456,145)
Basic and diluted loss per share	$(0.26)	$(0.23)	$(6.20)	$(20.41)	$(126.53)
Shares used in per share calculation	33,888,737	22,019,054	245,770	67,816	3,605

FINANCIAL POSITION SUMMARY
Total assets	$449,894	$529,361	$79,694	$168,875	$443,855
Cash and cash equivalents	89,488	385,293	0	58,303	262,029
Total current assets	267,717	453,190	13,688	79,584	293,393
Total current liabilities	1,936,648	784,608	583,406	224,147	0
Net working capital	(1,668,931)	(331,418)	(569,718)	(144,563)	293,393
Stockholders’ equity (deficit)	(1,556,304)	(280,500)	(503,712)	(55,272)	443,855
Common stock outstanding	38,734,650	27,712,401	17,769,836	74,235	7,210

CASH FLOW SUMMARY
Net cash used by operations	$(5,878,893)	$(3,251,514)	$(1,240,975)	$(1,037,159)	$(427,372)
Net cash provided (used) by investing activities	(156,750)	(26,014)	8,649	8,433	(149,315)
Net cash provided by financing activities	5,739,838	3,662,821	1,174,023	825,000	838,716
Net increase (decrease) in cash and equivalents	(295,805)	385,293	(58,303)	(203,726)	262,029

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

Some of the statements contained in this Form 10-K that are not historical facts are "forward-looking statements" which can be identified by the use of terminology such as "estimates," "projects," "plans," "believes," "expects," "anticipates," "intends," or the negative or other variations, or by discussions of strategy that involve risks and uncertainties. We urge you to be cautious of the forward-looking statements, that such statements, which are contained in this Form 10-K, reflect our current beliefs with respect to future events and involve known and unknown risks, uncertainties and other factors affecting our operations, market growth, services, products and licenses. No assurances can be given regarding the achievement of future results, as actual results may differ materially as a result of the risks we face, and actual events may differ from the assumptions underlying the statements that have been made regarding anticipated events. Factors that may cause actual results, our performance or achievements, or industry results, to differ materially from those contemplated by such forward-looking statements include without limitation:
●	Our ability to attract and retain management
●	Our ability to raise capital when needed and on acceptable terms and conditions
●	The intensity of competition
●	General economic conditions
●	Changes in regulations
●	Whether the market for electric vehicles continues to grow, and, if it does, the pace at which it may grow
●	Our ability to compete against large competitors in a rapidly changing market for electric vehicles

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

Results of Operations

Year Ended December 31, 2011 Compared to Year Ended December 31, 2010

Revenue.  Revenue was $190,035 for the year ended December 31, 2011 and consisted of a limited number of customer conversions. Revenue was $140,707 for the year ended December 31, 2010 and consisted of a limited number of experimental vehicles.

Expenses.  Our expenses for the year ended December 31, 2011 were $8,895,746 and included payroll and payroll taxes ($2,903,916), stock based compensation ($2,002,891), batteries, motors and supplies ($1,131,467), consulting ($759,791), and legal and professional ($546,866). Our expenses for the year ended December 31, 2010 were $5,168,813 and included payroll and payroll taxes ($1,327,002), stock based compensation ($1,436,979), batteries, motors and supplies ($719,644), consulting ($284,551), and legal and professional ($370,037). The reason for the increase in comparing the year ended 2011 to 2010 was an increase in activity in developing and promoting our products which included the hiring of additional employees.

Net loss.  Net loss for the years ended December 31, 2011 and 2010 were $8,705,711 and $5,028,106, respectively.

Liquidity and Capital Resources

As of December 31, 2011, we had current assets of $267,717 including cash of $89,488 and current liabilities of $1,936,648. As of December 31, 2010, we had current assets of $453,190 including cash of $385,293 and current liabilities of $784,608.

Operating Activities

Our operating activities from continuing operations resulted in net cash used by operations of $5,878,893 for the year ended December 31, 2011 compared to net cash used by operations of $3,251,514 for the year ended December 31, 2010. The net cash used by operations for the year ended December 31, 2011 reflects a net loss of $8,705,711 offset by stock based compensation of $2,002,891, depreciation of $58,037, account payables of $915,945, an increase in inventory of $122,000, and other minor factors. The net cash used by operations for the year ended December 31, 2010 reflects a net loss of $5,028,106 offset by stock based compensation of $1,436,979, depreciation of $40,733, accounts payable, related parties of $144,172, account payables of $131,981, stock issued for legal services of $87,000, an increase in accounts receivable of $58,042, and other minor factors.

Investing Activities

Our investing activities for the year ended December 31, 2011 resulted in net cash outflow of $171,687 for the acquisition of prototype vehicles, equipment and software. Our investing activities for the year ended December 31, 2010 resulted in a net cash outflow of $26,014; $41,914 used for the acquisition of a prototype vehicle and equipment, offset by $15,900 of proceeds on sale of assets.

Financing Activities

Our financing activities resulted in a cash inflow of $5,739,838 for the year ended December 31, 2011 and included cash inflows from the issuance of common stock of $5,427,016, shareholder advances of $269,000 and proceeds from long-term debt of $50,000 reduced by cash outflows for payments on long-term debt of $6,178. Equipment valued at $14,937 was acquired through debt financing in December 2011. Financing activities for the year ended December 310, 2010 resulted in a cash inflow of $3,662,821 and included cash inflows from the issuance of common stock of $3,717,339 and proceeds from notes payable of $100,000 reduced by cash outflows for payments on notes payable of $150,000, payments on long-term debt of $1,995 and the repayment of a $2,523 cash overdraft.

Presently, due to the lack of revenue we are not able to meet our operating and capital expenses. There is doubt about our ability to continue as a going concern, as the continuation of our business is dependent upon successful roll out of our products and maintaining a break even or profitable level of operations. We have incurred operating losses since inception, and this is likely to continue through the fiscal year ending December 31, 2012. Our independent auditors, for the year ended December 31, 2011, have issued an opinion on our financial statements that raise substantial doubt about our ability to continue as a going concern.

We require funds to enable us to address our minimum current and ongoing expenses, expand marketing and promotion activity connected with the development and marketing of our products and to generate market share. Our cash on hand will not be sufficient to satisfy all of our cash requirements as we continue to progress and expand. We estimate that we will require between $7,000,000 and $10,000,000 to carry out our business plan for the next twelve months. Because we cannot anticipate when we will be able to generate significant revenues from sales, we will need to raise additional funds to continue to finalize engineer design and validation, develop new business, respond to competitive pressures and to respond to unanticipated requirements or expenses. If we are not able to generate significant revenues from the sale of our products, we will not be able to maintain our operations or achieve a profitable level of operations.

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

Federal Tax Credit Qualification by the IRS (subsequent event)

The Company has been qualified by the IRS for a vehicle federal tax credit of up to $7,500. The Company joins a list of plug-in electric drive motor vehicle manufacturers, including Ford Motor Company, General Motors Corporation, Tesla, Toyota, and 13 EV manufacturers in all, qualifying purchasers for up to a $7,500 tax credit when purchasing an electric vehicle.

Additionally, many states offer additional sales tax exemptions and zero emission tax credits of up to $5,000 that can also be applied to the purchase.

Critical Accounting Policies and Estimates

The following accounting principles and practices of AMP are set forth to facilitate the understanding of data presented in the consolidated financial statements:

Nature of operations

A development stage company, AMP is a technology-driven business that that plans to deliver a full-performance, all electric, powertrain for passenger and commercial vehicles. Operating with three specific approaches, AMP converts existing internal combustion engine based vehicles to all electric powertrains, provides original equipment manufacturers (OEM’s) with AMP designed and integrated modular electric components, and provides electric powertrain engineering to end-users. AMP has not recorded significant revenue since inception in February 2007, and is developing its operations through a sale, design and manufacturing facility located near Cincinnati, Ohio.

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

Advertising

Advertising and public relation costs are charged to operations when incurred. Advertising and public relation expense was approximately $294,000 and $261,000 for the years ended December 31, 2011 and 2010, respectively, and $837,000 for the period from inception to December 31, 2011.

Income taxes

With the consent of its shareholders, at the date of inception, AMP elected under the Internal Revenue Code to be taxed as an S corporation. Since shareholders of an S corporation are taxed on their proportionate share of the Company’s taxable income, an S corporation is generally not subject to either federal or state income taxes at the corporate level. On December 28, 2009 pursuant to the merger transaction the company revoked its election to be taxed as an S-corporation. As no taxable income has occurred from the date of this merger to December 31, 2011, no provision or liability for federal or state income taxes has been included in the financial statements. Net operating losses of approximately $3,600,000 are available for carryover to be used against taxable income generated through 2030, and net operating losses of approximately $6,700,000 are available for carryover to be used against taxable income generated through 2031. The Company had not filed income tax returns during its period as a shell company.

Research and development costs

AMP expenses research and development costs as they are incurred. Research and development expense incurred was approximately $4,835,000 and $2,620,000 for the years ended December 31, 2011 and 2010, respectively, and $9,614,000 for the period from inception to December 31, 2011 consisting of consulting, payroll and payroll taxes, engineering temporaries, purchased supplies, legal fees, parts and small tools.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company, we are not required to include disclosure under this item.

Item 8. Financial Statements and Supplementary Data
AMP Holding Inc.
(A Development Stage Company)

Financial Statements

December 31, 2011 and 2010

With Report of Independent Registered
Public Accounting Firm

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
AMP Holding Inc. (A Developing Stage Company)
Cincinnati, Ohio

We have audited the accompanying balance sheets of AMP Holding Inc. (A Development Stage Company) as of December 31, 2011 and 2010 and the related statements of operations, stockholders’ equity, and cash flows for the years then ended and for the period from inception, February 20, 2007, to December 31, 2011.  These financial statements are the responsibility of the company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of AMP Holding Inc. as of December 31, 2011 and 2010, and the results of its operations and its cash flows for the years then ended and for the period from inception, February 20, 2007, to December 31, 2011 in conformity with accounting principles generally accepted in the United States of America.

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
April 4, 2012

105 east fourth street, suite 1500
 cincinnati, ohio 45202

 www.cshco.com
 p. 513.241.3111
 f. 513.241.1212

cincinnati   |   columbus   |   dayton   |   middletown   |   springfield

AMP Holding Inc.
(A Development Stage Company)
Balance Sheets
December 31, 2011 and 2010

Assets	December 31, 2011	December 31, 2010

Current assets:
Cash and cash equivalents	$89,488	$385,293
Accounts receivable	5,019	58,042
Inventory	122,000	-
Prepaid expenses and deposits	51,210	9,855
	267,717	453,190
Property, plant and equipment:
Software	27,721	5,325
Leasehold improvements	19,225	-
Equipment	149,371	128,176
Vehicles and prototypes	189,746	90,625
	386,063	224,126
Less accumulated depreciation	203,886	147,955
	182,177	76,171

	$449,894	$529,361

Liabilities and Stockholders' Equity (Deficit)

Current liabilities:
Accounts payable	$1,367,367	$451,422
Accounts payable, related parties	211,640	206,614
Customer deposits	25,000	77,393
Shareholder advances	312,000	43,000
Current portion of long-term debt	20,641	6,179
	1,936,648	784,608

Long-term debt	69,550	25,253

Commitments and contingencies	-	-

Stockholders' equity (deficit):
Series A preferred stock, par value of $.001 per share 75,000,000 shares shares authorized, 0 shares issued and outstanding at December 31, 2011
and 9,000 shares issued and outstanding at December 31, 2010	-	9
Common stock, par value of $.001 per share 250,000,000 shares authorized,
38,734,650 shares issued and outstanding at December 31, 2011 and
27,712,401 shares issued and outstanding at December 31, 2010	38,735	27,713
Additional paid-in capital	12,063,860	6,647,857
Stock based compensation	3,439,870	1,436,979
Accumulated deficit during the development stage	(17,098,769)	(8,393,058)
	(1,556,304)	(280,500)

	$449,894	$529,361

See accompanying notes to financial statements.

AMP Holding Inc.
(A Development Stage Company)
Statements of Operations
For the Years Ended December 31, 2011 and 2010
and for the Period From Inception,
February 20, 2007 to December 31, 2011

	Year Ended December 31, 2011	Year Ended December 31, 2010	Since Date of Inception, February 20, 2007 to December 31, 2011

Sales	$190,035	$140,707	$330,742

Expenses:
Payroll and payroll taxes	2,903,916	1,327,002	5,553,614
Employee benefits	221,351	133,156	496,079
Stock based compensation	2,002,891	1,436,979	3,457,610
Batteries and motors and supplies	1,131,467	719,644	2,494,649
Vehicles, development and testing	264,415	-	264,415
Legal and professional	546,866	370,037	1,430,871
Advertising	293,557	260,500	836,897
Consulting	759,791	284,551	1,044,342
Engineering, temporary labor	23,034	203,792	247,049
Travel and entertainment	212,619	88,818	399,127
Depreciation	58,037	40,733	229,378
Rent	139,894	100,585	303,429
Insurance	139,989	86,489	268,712
Facilities, repairs & maintenance	82,585	49,892	162,235
Utilities	32,294	28,519	95,341
Interest and bank fees	10,585	13,199	26,440
Loss on sale of assets	7,644	8,543	13,090
Other	64,811	16,374	106,233
	8,895,746	5,168,813	17,429,511

Net loss during the development stage	$(8,705,711)	$(5,028,106)	$(17,098,769)

Basic and diluted loss per share	$(0.26)	$(0.23)	$(0.78)

Weighted average number of common
shares outstanding	33,888,737	22,019,054	21,983,930

See accompanying notes to financial statements.

AMP Holding Inc.
(A Development Stage Company)
Statements of Stockholders' Equity (Deficit)
From Inception, February 20, 2007
to Decmber 31, 2011

	Common Stock		Series A Preferred Stock		Additional	Stock	Accumulated Deficit During the	Total Stockholders'
	Number of Shares	Amount	Number of Shares	Amount	Paid-in Capital	Based Compensation	Development Stage	Equity (Deficit)

Beginning capital - inception	-	$-	-	$-	$-	$-	$-	$-

Issuance of common stock, and fulfillment
of stock subscriptions receivable	7,210	900,000	-	-	-	-	-	900,000
Net loss from operations, period of inception,
February 20, 2007 to December 31, 2007	-	-	-	-	-	-	(456,145)	(456,145)
	7,210	$900,000	-	$-	$-	$-	$(456,145)	$443,855

Issuance of common stock, and fulfillment
of stock subscriptions receivable	4,305	875,000	-	-	-	-	-	875,000
March 10, 2008 stock dividend	62,720	-	-	-	-	-	-	-
Share based compensation for the year
ended December 31, 2008	-	9,757	-	-	-	-	-	9,757
Net loss from operations for the year
ended December 31, 2008	-	-	-	-	-	-	(1,383,884)	(1,383,884)
	74,235	$1,784,757	-	$-	$-	$-	$(1,840,029)	$(55,272)

January 1, 2009 stock re-pricing agreement	18,025	-						-
Issuance of common stock, and fulfillment
of stock subscriptions receivable	168,210	753,511	-	-	49,989	-	-	803,500
Share based compensation to
December 28, 2009	-	7,983	-	-	-	-	-	7,983
Shares issued out of stock option plan on
December 31, 2009	3,220	-	-	-	-	-	-	-
Net effect of purchase accounting adjustments	17,508,759	(2,528,479)	-	-	2,528,479	-	-	-
Conversion of convertible notes	-	-	8,375	8	264,992	-	-	265,000
Net loss from operations for the year
ended December 31, 2009	-	-	-	-	-	-	(1,524,923)	(1,524,923)
	17,772,449	$17,772	8,375	$8	$2,843,460	$-	$(3,364,952)	$(503,712)

Conversion of convertible note	29,750	30	-	-	9,970	-	-	10,000
Issuance of preferred stock, and fulfillment
of stock subscriptions receivable	-	-	625	1	24,999	-	-	25,000
Issuance of common stock, and fulfillment
of stock subscriptions receivable	9,808,566	9,809	-	-	3,682,530	-	-	3,692,339
Conversion of account payable	101,636	102	-	-	86,898	-	-	87,000
Share based compensation for the year
ended December 31, 2010	-	-	-	-	-	1,436,979	-	1,436,979
Net loss from operations for the year
ended December 31, 2010	-	-	-	-	-	-	(5,028,106)	(5,028,106)
	27,712,401	$27,713	9,000	$9	$6,647,857	$1,436,979	$(8,393,058)	$(280,500)

Issuance of common stock, and fulfillment
of stock subscriptions receivable	9,912,447	9,911	-	-	5,404,830	-	-	5,414,741
Stock options and warrants exercised	38,692	39	-	-	12,236	-	-	12,275
Conversion of preferred stock to common stock	1,071,110	1,072	(9,000)	(9)	(1,063)	-	-	-
Share based compensation for the year
ended December 31, 2011	-	-	-	-	-	2,002,891	-	2,002,891
Net loss from operations for the year
ended December 31, 2011	-	-	-	-	-	-	(8,705,711)	(8,705,711)
	38,734,650	$38,735	-	$-	$12,063,860	$3,439,870	$(17,098,769)	$(1,556,304)

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

AMP Holding Inc.
(A Development Stage Company)
Statements of Cash Flows
For the Years Ended December 31, 2011 and 2010
and for the Period From Inception,
February 20, 2007 to December 31, 2011

	Year Ended December 31, 2011	Year Ended December 31, 2010	Since Date of Inception, February 20, 2007 to December 31, 2011

Cash flows from operating activities:
Net loss during the development stage	$(8,705,711)	$(5,028,106)	$(17,098,769)
Adjustments to reconcile net loss from operations
to cash used by operations:
Depreciation	58,037	40,733	229,378
Loss on sale of assets	7,644	8,543	13,090
Stock based compensation	2,002,891	1,436,979	3,457,610
Advertising	-	-	50,000
Legal fees	-	87,000	87,000
Effects of changes in operating assets and liabilities:
Accounts receivable	53,023	(58,042)	(5,019)
Inventory	(122,000)	-	(122,000)
Prepaid expenses and deposits	(41,355)	3,833	(51,210)
Accounts payable	915,945	131,981	1,367,367
Accounts payable, related parties	5,026	144,172	211,640
Customer deposits	(52,393)	(18,607)	25,000

Net cash used by operations	(5,878,893)	(3,251,514)	(11,835,913)

Cash flows from investing activities:
Capital expenditures	(156,750)	(41,914)	(362,834)
Proceeds on sale of assets	-	15,900	32,900

Net cash used by investing activities	(156,750)	(26,014)	(329,934)

Cash flows from financing activities:
Cash overdraft	-	(2,523)	-
Proceeds from notes payable	-	100,000	160,000
Payments on notes payable	-	(150,000)	(150,000)
Proceeds from long-term debt	50,000	-	64,937
Payments on long-term debt	(6,178)	(1,995)	(8,173)
Shareholder advances	269,000	-	312,000
Issuance of common and preferred stock	5,427,016	3,717,339	11,876,571

Net cash provided by financing activities	5,739,838	3,662,821	12,255,335

Change in cash and cash equivalents	(295,805)	385,293	89,488
Cash and cash equivalents at inception, February 20, 2007			-
Cash and cash equivalents at December 31, 2009		-
Cash and cash equivalents at December 31, 2010	385,293	$385,293
Cash and cash equivalents at December 31, 2011	$89,488		$89,488

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
Equipment valued at $14,937 was acquired through debt financing in December 2011.

See accompanying notes to financial statements.

AMP Holding Inc.
(A Development Stage Company)
 Notes to Financial Statements
December 31, 2011 and 2010
and for the Period From Inception,
February 20, 2007 to December 31, 2011

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

AMP’s vision is to bring electrification to full size mainstream vehicles that are popular with both fleets and consumers. The largest vehicle segment in the U.S. is the SUV segment and we have one of the only electric full size SUV solutions available. AMP designs, manufactures and is offering for sale modified automobiles and commercial trucks with an all electric drivetrain and battery system that allows the vehicle to perform similar to the original vehicle, but with no emissions or burning of fossil fuels. This is due to AMP’s patent pending, powerful, yet highly efficient electric powertrain. Revenues since the inception of the Company, February 20, 2007, through the date of these financial statements have not been significant and consist of customer vehicle conversions and sales of converted vehicles.

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
December 31, 2011 and 2010
and for the Period From Inception,
February 20, 2007 to December 31, 2011

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

The Company has continued to raise capital.  Management believes the proceeds from these offerings, future offerings, and the Company’s anticipated revenue provides an opportunity to continue as a going concern.  If additional funding is required, the Company plans to obtain working capital from either debt or equity financing from the sale of common and/or preferred stock.

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
December 31, 2011 and 2010
and for the Period From Inception,
February 20, 2007 to December 31, 2011

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

Advertising
Advertising and public relation costs are charged to operations when incurred.  Advertising and public relation expense was approximately $294,000 and $261,000 for the years ended December 31, 2011 and 2010, respectively, and $837,000 for the period from inception to December 31, 2011 consisting primarily of travel and related expenses for attendance at car shows and industry expositions.

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

As no taxable income has occurred from the date of this merger to December 31, 2011 cumulative deferred tax assets of approximately $3,502,000 are fully reserved, and no provision or liability for federal or state income taxes has been included in the financial statements.  Net operating losses of approximately $3,600,000 are available for carryover to be used against taxable income generated through 2030, and net operating losses of approximately $6,700,000 are available for carryover to be used against taxable income generated through 2031.  The Company had not filed income tax returns during its period as a shell company.

AMP Holding Inc.
(A Development Stage Company)
 Notes to Financial Statements
December 31, 2011 and 2010
and for the Period From Inception,
February 20, 2007 to December 31, 2011

Uncertain tax positions
The Company adopted the provisions of Accounting for Uncertainty in Income Taxes. Those provisions clarify the accounting and recognition for income tax positions taken or expected to be taken in the Company’s income tax returns.  The Company’s income tax filings are subject to audit by various taxing authorities. The years of filings open to these authorities and available for audit are 2008 - 2010.  The Company's policy with regard to interest and penalties is to recognize interest through interest expense and penalties through other expense.  In evaluating the Company’s tax provisions and accruals, future taxable income, and the reversal of temporary differences, interpretations and tax planning strategies are considered. The Company believes their estimates are appropriate based on current facts and circumstances.

Research and development costs
The Company expenses research and development costs as they are incurred.  Research and development expense incurred was approximately $4,835,000 and $2,620,000 for the years ended December 31, 2011, respectively, and 2010, and $9,614,000 for the period from inception to December 31, 2011 consisting of consulting, payroll, payroll taxes, engineering temporaries, purchased supplies, legal fees, parts and small tools.

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

Stock based compensation
The Company accounts for its stock based compensation in accordance with “Share-Based Payments” (codified in FASB ASC Topic 718 and 505).  The Company recognizes in its statement of operations the grant-date fair value of stock options and warrants issued to employees and non-employees.  The fair value is estimated on the date of grant using a lattice-based valuation model that uses assumptions concerning expected volatility, expected term, and the expected risk-free rate of return.  For the awards granted in 2011 and 2010, the expected volatility was estimated by management as 50% based on a range of forecasted results.  The expected term of the awards granted was assumed to be the contract life of the option or warrant (one, two, three, five or ten years as determined in the specific arrangement).  The risk-free rate of return was based on market yields in effect on the date of each grant for United States Treasury debt securities with a maturity equal to the expected term of the award.

Related party transactions
Certain stockholders and stockholder family members have advanced funds or performed services for the Company.  These services are believed to be at market rates for similar services from non-related parties.  Related party accounts payable are segregated in the balance sheet.  An experimental vehicle was sold to a stockholder in 2010 for $25,000, which also approximates the selling price to non-related parties.

AMP Holding Inc.
(A Development Stage Company)
 Notes to Financial Statements
December 31, 2011 and 2010
and for the Period From Inception,
February 20, 2007 to December 31, 2011

Subsequent events
The Company evaluates events and transactions occurring subsequent to the date of the financial statements for matters requiring recognition or disclosure in the financial statements.

From January 6, 2012 through February 27, 2012, the Company entered into Securities Purchase Agreements and Security Agreements with several accredited investors (the “2012 Investors”) providing for the sale by the Company to the 2012 Investors of Secured Convertible Debentures in the aggregate amount of $900,000 (the "2012 Notes").  In addition to the 2012 Notes, the 2012 Investors also received common stock purchase warrants (the “2012 Warrants”) to acquire 900,000 shares of common stock of the Company. The 2012 Warrants are exercisable for three years at an exercise price of $0.50.  The Company received the proceeds in connection with these financings between January 6, 2012 and February 27, 2012.

The 2012 Notes mature one year from their respective effective dates (the "Maturity Dates") and interest associated with the 2012 Notes is 10% per annum, which is payable on the Maturity Dates.  The 2012 Notes are convertible into shares of common stock of the Company, at the 2012 Investors’ option, at a conversion price of $0.50.  Upon the closing of any financing in an amount greater than $3,000,000 (the “Financing”), the Company, in its sole discretion, may require that the 2012 Notes be converted into securities of the Company at the same terms of the Financing.  The 2012 Notes and the 2012 Warrants carry standard anti-dilution provisions but in no event may the conversion price be reduced below $0.25.  Further, the 2012 Investors will have the right to participate in the next financing on a pro-rata basis up to $1,000,000.

In March 2012 the Company settled outstanding invoices for legal and consulting services included in accounts payable at December 31, 2011 totaling $60,000 by issuing 177,515 shares of common stock.

Maggie M. Moran and Nancy M. Dunlap resigned as members of the Board of Directors on March 29, 2012 for personal reasons.

2.	LONG-TERM DEBT

Long-term debt consists of three notes payable.  The first is a $25,253 note payable to a bank due in monthly installments of $635 including interest at 5.04%, with the final payment due August 2015. The note is secured by equipment which has a net book value of $24,515 at December 31, 2011. The second is a $14,937 note payable due in monthly installments of $439 including interest at 8.00% with the final payment due December 2014.  The note is secured by equipment which has a net book value of $14,688 at December 31, 2011.  The third is a $50,000 note payable to the City of Loveland due in annual payments of $10,241 including interest at 0.80% with the final payment due October 2016.  Aggregate maturities of long-term debt are as follows:

2012	$20,641
2013	21,416
2014	23,147
2015	14,822
2016	10,165
$90,191

The note payable to the City of Loveland contains incentives whereby each annual payment may be forgiven by the City upon the Company meeting minimum job creation benchmarks of an average of 40 full time employees during the preceding 12 month period and an average monthly payroll of $250,000.

AMP Holding Inc.
(A Development Stage Company)
 Notes to Financial Statements
December 31, 2011 and 2010
and for the Period From Inception,
February 20, 2007 to December 31, 2011

3.	SHAREHOLDER ADVANCES

On November 30, 2009, a shareholder, director and officer (a related party) of the company advanced $43,000 to the Company for working capital needs.  In consideration of such advance, the Company issued a Promissory Note with interest at 3% per annum due November 1, 2011.  The maturity date for this note was extended to March 31, 2012.  On September 30, 2011, the same shareholder advanced $62,000 to the Company for working capital needs.  In consideration of such advance, the Company issued a Promissory Note with interest at 6% per annum due October 31, 2011.  The maturity date for this note was extended to March 31, 2012.  On December 9, 2011, a shareholder advanced $7,000 to the Company for working capital needs.  In consideration of such advance, the Company issued a Promissory Note with interest at 6% per annum due March 31, 2012.  The notes are unsecured and are currently payable upon demand.

On October 31, 2011, a shareholder advanced $200,000 to the Company for working capital needs.  In consideration of such advance, the Company issued a Promissory Note with interest at 15% per annum due March 31, 2012.  This note is secured by substantially all assets of the Company up to the face value of the note.  On November 30, 2011 a common stock purchase warrant to acquire 100,000 shares of common stock exercisable for a term of two years at $0.50 per share was issued to the stockholder and the interest rate was reduced to 10%.

4.	LEASE OBLIGATIONS

On October 1, 2011 the Company began leasing operating facilities under an agreement expiring on September 30, 2018.  Future minimum monthly lease payments under the agreement are $11,875 for the first year and increase 3% each year.  Prepaid expenses and deposits include a security deposit equal to $12,275 and prepaid rent of $23,750.  Aggregate maturities of lease obligations are as follows:

2012	$143,213
2013	147,509
2014	151,934
2015	156,492
2016	161,187
2017 and thereafter	307,816
$1,068,151

The Company also leases office space for approximately $1,000 per month on a month to month agreement.  Through January 2012 the Company also leased two apartments for approximately $2,200 per month on month to month agreements.  Prior to October 2011 the Company leased operating facilities under terms of an operating type lease with monthly payments of $8,500.  Prior to December 2009 the Company leased office/warehouse space under terms of an operating type lease with monthly payments of $1,650.  Total rent expense under these operating type leases for the years ended December 31, 2011 and 2010 was $139,894 and $100,585, respectively, and was $303,429 for the period from inception to December 31, 2011.

AMP Holding Inc.
(A Development Stage Company)
 Notes to Financial Statements
December 31, 2011 and 2010
and for the Period From Inception,
February 20, 2007 to December 31, 2011

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

The following table summarizes option activity for directors, officers and employees:

	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Grant Date Fair Value per Share	Weighted Average Remaining Exercise Term in Months
Outstanding at January 1, 2010	-	$-	$-	-
Granted	4,940,000	0.56	0.33	81
Exercised	-	-	-	-
Forfeited or expired	-	-	-	-
Outstanding at December 31, 2010	4,940,000	$0.56	$0.33	77
Exercisable at December 31, 2010	1,854,625	$0.53	$0.32	75
Granted	3,425,000	0.63	0.28	54
Exercised	(29,750)	0.41	0.26	40
Forfeited or expired	-	-	-	-
Outstanding at December 31, 2011	8,335,250	$0.59	$0.31	58
Exercisable at December 31, 2011	4,588,875	$0.57	$0.31	60

The Company recorded $855,246, $588,202 and $1,461,188 compensation expense for stock options to directors, officers and employees for the year ended December 31, 2011, the year ended December 31, 2010 and the period from inception (February 20, 2007) to December 31, 2011, respectively.  As of December 31, 2011, unrecognized compensation expense of $1,122,084 is related to non-vested options granted to directors, officers and employees which is anticipated to be recognized over the next 55 months, commensurate with the vesting schedules.

AMP Holding Inc.
(A Development Stage Company)
 Notes to Financial Statements
December 31, 2011 and 2010
and for the Period From Inception,
February 20, 2007 to December 31, 2011

Options to consultants
The Company has also granted, on various dates, stock options to purchase common stock of the Company to consultants for services previously provided to the Company.  The terms, exercise prices and vesting of these awards vary.

The following table summarizes option activity for consultants:

	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Grant Date Fair Value per Share	Weighted Average Remaining Exercise Term in Months
Outstanding at January 1, 2010	-	$-	$-	-
Granted	810,000	0.67	0.23	36
Exercised	-	-	-	-
Forfeited or expired	-	-	-	-
Outstanding at December 31, 2010	810,000	$0.67	$0.23	32
Exercisable at December 31, 2010	380,000	$0.63	$0.22	31
Granted	70,000	0.59	0.18	31
Exercised	-	-	-	-
Forfeited or expired	-	-	-	-
Outstanding at December 31, 2011	880,000	$0.66	$0.23	20
Exercisable at December 31, 2011	755,000	$0.64	$0.22	20

The Company recorded $83,265, $82,900 and $166,165 compensation expense for stock options to consultants for the year ended December 31, 2011, the year ended December 31, 2010 and the period from inception (February 20, 2007) to December 31, 2011, respectively.  As of December 31, 2011, unrecognized compensation expense of $32,633 is related to non-vested options granted to consultants which is anticipated to be recognized over the next 20 months, commensurate with the vesting schedules.

AMP Holding Inc.
(A Development Stage Company)
 Notes to Financial Statements
December 31, 2011 and 2010
and for the Period From Inception,
February 20, 2007 to December 31, 2011

Warrants to accredited investors
Since December 2010, common stock sold by the Company has included common stock purchase warrants to acquire shares of common stock of the Company.  For each ten shares sold, each investor received a warrant to purchase five shares of common stock for a period of two years at an exercise price of $0.80 per share.  The securities were offered and sold to the investors in private placement transactions made in reliance upon exemptions from registration pursuant to Section 4(2) under the Securities Act of 1933 (the “Securities Act”) and/or Rule 506 promulgated under the Securities Act. The investors are accredited investors as defined in Rule 501 of Regulation D promulgated under the Securities Act.

The following table summarizes warrant activity for accredited investors:

	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Grant Date Fair Value per Share	Weighted Average Remaining Exercise Term in Months
Outstanding at January 1, 2010	-	$-	$-	-
Granted	785,001	0.80	0.11	24
Exercised	-	-	-	-
Forfeited or expired	-	-	-	-
Outstanding at December 31, 2010	785,001	$0.80	$0.11	24
Exercisable at December 31, 2010	785,001	$0.80	$0.11	24
Granted	4,956,224	0.80	0.11	24
Exercised	-	-	-	-
Forfeited or expired	-	-	-	-
Outstanding at December 31, 2011	5,741,225	$0.80	$0.11	17
Exercisable at December 31, 2011	5,741,225	$0.80	$0.11	17

The Company recorded $546,824, $86,350 and $633,174 compensation expense for stock warrants to accredited investors for the year ended December 31, 2011, the year ended December 31, 2010 and the period from inception (February 20, 2007) to December 31, 2011, respectively.  There is no unrecognized compensation expense for these warrants because they are fully vested at date of grant.

AMP Holding Inc.
(A Development Stage Company)
 Notes to Financial Statements
December 31, 2011 and 2010
and for the Period From Inception,
February 20, 2007 to December 31, 2011

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

The following table summarizes warrant activity for the placement agent and consultants:

	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Grant Date Fair Value per Share	Weighted Average Remaining Exercise Term in Months
Outstanding at January 1, 2010	614,680	$0.39	$0.18	60
Granted	3,103,304	0.64	0.21	57
Exercised	-	-	-	-
Forfeited or expired	-	-	-	-
Outstanding at December 31, 2010	3,717,984	$0.60	$0.21	52
Exercisable at December 31, 2010	2,617,984	$0.61	$0.19	51
Granted	887,910	0.60	0.27	60
Exercised	(44,638)	0.40	0.18	39
Forfeited or expired	-	-	-	-
Outstanding at December 31, 2011	4,561,256	$0.60	$0.22	43
Exercisable at December 31, 2011	4,081,256	$0.59	$0.21	42

The Company recorded $373,876, $497,527 and $871,403 compensation expense for stock warrants to the placement agent and consultants for the year ended December 31, 2011, the year ended December 31, 2010 and the period from inception (February 20, 2007) to December 31, 2011, respectively.  As of December 31, 2011, unrecognized compensation expense of $140,775 is related to non-vested warrants granted to consultants which is anticipated to be recognized over the next 44 months, commensurate with the vesting schedules.  There is no unrecognized compensation expense for the placement agent warrants because they are fully vested at date of grant.

AMP Holding Inc.
(A Development Stage Company)
 Notes to Financial Statements
December 31, 2011 and 2010
and for the Period From Inception,
February 20, 2007 to December 31, 2011

Warrants to directors and officers
The Company has issued to certain directors and officers common stock purchase warrants to acquire shares of common stock at an exercise price of $2.00 per share for a period of five years.  Additionally, under the terms of a Promissory Note issued to an officer and director, common stock purchase warrants were issued to acquire 100,000 shares of common stock at an exercise price of $0.50 per share for a period of two years.

The following table summarizes warrant activity for directors and officers:

	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Grant Date Fair Value per Share	Weighted Average Remaining Exercise Term in Months
Outstanding at January 1, 2010	-	$-	$-	-
Granted	1,400,000	2.00	0.13	60
Exercised	-	-	-	-
Forfeited or expired	-	-	-	-
Outstanding at December 31, 2010	1,400,000	$2.00	$0.13	59
Exercisable at December 31, 2010	1,400,000	$2.00	$0.13	59
Granted	1,600,000	1.91	0.09	57
Exercised	-	-	-	-
Forfeited or expired	-	-	-	-
Outstanding at December 31, 2011	3,000,000	$1.95	$0.11	49
Exercisable at December 31, 2011	3,000,000	$1.95	$0.11	49

The Company recorded $143,680, $182,000 and $325,680 compensation expense for stock warrants to directors and officers for the year ended December 31, 2011, the year ended December 31, 2010 and the period from inception (February 20, 2007) to December 31, 2011, respectively.  There is no unrecognized compensation expense for these warrants because they are fully vested at date of grant.

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

In May 2011, the FASB issued ASU 2011-4, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS.” This Update provides guidance which is expected to result in common fair value measurement and disclosure requirements between U.S. GAAP and IFRS. It changes the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. It is not intended for this Update to result in a change in the application of the requirements in Topic 820. Some of the amendments clarify the FASB’s intent about the application of existing fair value measurement requirements. Other amendments change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. The amendments in this Update are to be applied prospectively. The amendments are effective during interim and annual periods beginning after December 15, 2011. Early application by public entities is not permitted. We do not anticipate any material impact from this Update.

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

Item 9A. Controls and Procedures

As of the end of the period covered by this Annual Report, our Chief Executive Officer and Chief Financial Officer performed an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on the evaluation and the identification of the material weaknesses in internal control over financial reporting described below, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2011, the Company's disclosure controls and procedures were not effective.

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

Our Chief Executive Officer and Chief Financial Officer have conducted an assessment of our internal control over financial reporting as of December 31, 2011. Management's assessment of internal control over financial reporting was conducted using the criteria in Internal Control over Financial Reporting – Guidance for Smaller Public Companies issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis. In connection with management's assessment of our internal control over financial reporting as required under Section 404 of the Sarbanes-Oxley Act of 2002, we identified the following material weaknesses in our internal control over financial reporting as of December 31, 2011:
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

3.	There is a strong reliance on the external attorneys to review and edit the annual and quarterly filings and to ensure compliance with SEC disclosure requirements.

Because of the material weaknesses noted above, management has concluded that we did not maintain effective internal control over financial reporting as of December 31, 2011, based on Internal Control over Financial Reporting - Guidance for Smaller Public Companies issued by COSO.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fourth quarter ended December 31, 2011 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

On September 30, 2011, Stephen Burns, President and Director of the Company, loaned the Company $62,000 pursuant to a Promissory Note which has a maturity date of October 31, 2011 and has interest of 6% per annum.

On October 31, 2011, Stephen Burns, a director and President of the Company loaned the Company $200,000. In consideration of such loan, the Company issued Mr. Burns a Promissory Note which bears interest at 15% per annum and matured on November 30, 2011 (the “Maturity Date”). If the principal is not paid by the Maturity Date, the Company shall issue Mr. Burns a common stock purchase warrant to acquire 100,000 shares of common stock exercisable for a term of two years at an exercise price equal to the closing price on the Maturity Date. Further, in the event that the aforementioned common stock purchase warrant is issued, the interest rate shall be decreased to 10% per annum. The Note is secured by the assets of the Company equal to the value of the Note as set forth in a security agreement of the same date hereof; provided, however, Mr. Burns may only take action under such security agreement in the event that the Note is not paid in full on or prior to December 31, 2011. This note has been extended by AMP and Mr. Burns to March 31, 2012.

Issuance of the above securities are exempt from the registration requirements under Rule 4(2) of the Securities Act of 1933, as amended, and/or Rule 506 as promulgated under Regulation D.

Status of Current Obligations

Cash

The cash balance at the end of March, 2012 is near zero. This resulted in a delay in payment of a portion of AMP’s payroll for the month of March and will impact the payment of our outstanding accounts payable balance. Funds from AMP’s outstanding Convertible Debentures could supplement our cash balance in the near term and allow the payment of outstanding payroll as well as the payment of a portion of overdue accounts payable balances.

Payroll

On September 30, 2011, the September month-end payroll was adjusted to delay payment to AMP's officers and to pay its executives a reduced amount due to receipt of funds timing. These deferrals were paid on October 31, 2011. The December 31, 2011 payroll was paid on January 10, 2012 while the officers and executive payroll for December 2011was further delayed until February 2, 2012 due to timing of receipt of funds. The February 2012 payroll for Officers and Executives has been deferred and 50% of their pay was paid on March 30, 2012. The March 2012 payroll for Officers and Executives has also been delayed and the remaining workforce was paid approximately 70% of their pay. Additionally, the Board of Directors agreed to defer their Board pay until significant investor funds are received. Board compensation has not been paid since August 2011.

Accounts Payable

The company has numerous delinquent current obligations to suppliers, employees and business contracts. As of December 31, 2011 the accounts payable balance is $1,367,367. Obligations are being prioritized for payment as the timing of receipt of funds allows. Proactive communications to suppliers for delinquent current obligations have been ongoing. Additionally, several suppliers have been offered AMP company stock in exchange of foregoing the balance due to them.

Key Personnel Changes

Effective January 1, 2012, Lerick Chissus, Director of Supply Chain Management left the company to pursue other opportunities. His function is being performed with internal Company resources.

Effective February 1, 2012 Al Pizzimenti, Director of Vehicle Engineering is on temporary leave until additional investor funds are received. Al as agreed to consult “on call” as needed pending full time recall.

Effective March 1, 2012, Don Wires, Director of New Technology Engineering retired from full-time employment with the Company, he has agreed to perform an advisory role post-retirement. A replacement for Don is being actively pursued.

Additionally, six full time staff engineers, one part time staff engineer and one sales employee either voluntarily left the company, were terminated or laid off during 2011 and early 2012. None of these employees have been replaced at this time.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The officers and director of the Company are as follows:
Name	Age	Position
Joseph S. Paresi	56	Chairman of the Board of Directors
James E. Taylor	55	Chief Executive Officer and Vice-Chairman of the Board of Directors
Stephen S. Burns	52	Director, President and Secretary
Maggie M. Moran (1)	37	Director
Nancy M. Dunlap (1)	59	Director
Paul V. Gonzales	59	Chief Financial Officer

(1)	Resigned as members of the Board of Directors on March 29, 2012 for personal reasons.

Officers are elected annually by the Board of Directors (subject to the terms of any employment agreement to hold such office until an officer’s successor has been duly appointed and qualified, unless an officer sooner dies, resigns or is removed by the Board.

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

Maggie M. Moran, Former Director

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

Nancy M. Dunlap, Former Director

Nancy serves as the private counsel and head of the private family office of Jon S. Corzine. Nancy has overseen personal investment and legal affairs of Mr. Corzine since he served as CEO of Goldman Sachs. As Mr. Corzine’s manager for his private investments, Nancy has been responsible for analysis, and oversight of investment decisions ranging from hedge fund, commercial real estate, and direct private equity to debt investments. Nancy has also been responsible for corporate and other relationships with financial firms, advisors, and public and private agencies that provide financial and other advisory services to Mr. Corzine. As head of Mr. Corzine’s private family office, Nancy also serves as a Trustee of the Jon S. Corzine Trust and as a Director of the Jon S. Corzine Foundation; her duties include the oversight and management of the administrative and investment staff in the family office, foundation, and related investments. From 2001 to 2010 during Mr. Corzine’s tenure as U.S. Senator from New Jersey and as the Governor of New Jersey, Nancy was also responsible for overseeing the financial activities and internal staff of one senate and two gubernatorial campaigns. In 2010, Nancy joined the Board of Directors of Equita SIM SpA, an independent financial advisory group based in Milan, Italy. Since 2004, Nancy has also been Of Counsel for Nadborny & Brinberg, LLP, a New York-based law firm where she has focused on commercial real estate and related corporate finance transactions and investments. And since 2004, Nancy has been a member of the board of the Nation Institute, the non-profit media center focusing on ensuring and strengthening independent press in the U.S. From 1992 to 1998, Nancy served as an associate and counsel for Euro Investors Property Inc., a real estate consulting firm, where she provided real estate investment identification, analysis, and portfolio management services for real estate ventures throughout the U.S. Nancy received a Juris Doctor from St. John’s University School of Law and a Bachelor of Arts from University of Denver. Nancy is a current member of the New York Bar.

Paul V. Gonzales, Chief Financial Officer

Mr. Gonzales is a finance executive with over 30 years of experience in financial and operational leadership roles within the automotive industry. From 2009 until 2010, Mr. Gonzales served as the Chief Financial Officer of the General Motors HUMMER Division. From 2008 through 2009, Mr. Gonzales held the position of General Director of Finance and Sales for the General Motors North American Dealer Network Organization representing 6,000 North American Dealerships while managing the treasury functions for GM’s North American International Product Center. From 2007 through 2008, Mr. Gonzales served as the Global and North American Business Lead for General Motors SAP Implementation, and from 2004 until 2007, Mr. Gonzales held the position of General Director of Employment Cost Analysis. From 2002 through 2004, Mr. Gonzales held the position of Finance Director, GM Powertrain Product Development. From 1998 through 2002, Mr. Gonzales was the General Motors Director of North American Manufacturing Finance, and from 1995 through 1998 Mr. Gonzales was General Director of Corporate Accounting. From the years 1993 until 1995, Mr. Gonzales held the position of Director of Material / Production Control and Finance, and from 1989 until 1993, Mr. Gonzales served as Finance Director for New United Manufacturing Inc. (NUMMI). Mr. Gonzales is a Certified Public Accountant, and holds a Bachelor of Science degree in Finance / Accounting from Michigan State University, East Lansing, Michigan.

Family Relationships

There are no family relationships among our directors and executive officers. There is no arrangement or understanding between or among our executive officers and directors pursuant to which any director or officer was or is to be selected as a director or officer.

Involvement in Certain legal Proceedings

To our knowledge, during the last ten years, none of our directors and executive officers has:
☐	Had a bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time.
☐	Been convicted in a criminal proceeding or been subject to a pending criminal proceeding, excluding traffic violations and other minor offenses.

☐
Been subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities.

☐
Been found by a court of competent jurisdiction (in a civil action), the SEC, or the Commodities Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

☐
Been the subject to, or a party to, any sanction or order, not subsequently reverse, suspended or vacated, of any self-regulatory organization, any registered entity, or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

CORPORATE GOVERNANCE

Governance Policies of the Board of Directors

The Board of Directors has adopted Governance Policies of the Board of Directors to assist the Board in the exercise of its duties and responsibilities and to serve the best interests of the Company and its stockholders. These policies provide a framework for the conduct of the Board’s business.

Committees

The Board of Directors has established the following committees: Governance Committee, Compensation Committee, Personnel Committee, and the Audit and Finance committee. The Board of Directors does not have a standing nominating committee. Nominations for election to the Board of Directors may be made by the Board of Directors or by any shareholder entitled to vote for the election of directors in accordance with our bylaws and Nevada law.

Meetings may be held from time to time to consider matters for which approval of our Board of Directors is desirable or is required by law.

Code of Ethics

We have implemented a corporate code of ethics.

Company Policies

The Company has established the following written policies that have been distributed and reviewed with all AMP employees: Approval policy, Purchase Requisition policy, Conflict of Interest policy, “Do the Right Thing (ethics) policy and a Travel and Expense policy.

Compensation of Directors

We have entered into the following arrangements:

On January 13, 2010, the Company entered into a letter agreement with Maggie Moran, a former director of the Company, The Company agreed to pay Ms. Moran $40,000 per year and issue Ms. Moran an option to acquire 325,000 shares of common stock for five years with an exercise price of $0.40 per share. The options vest at 75,000 upon Ms. Moran executing her letter of appointment and 50,000 every six months thereafter.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors and executive officers and persons who own more than 10% of the issued and outstanding shares of our common stock to file reports of initial ownership of common stock and other equity securities and subsequent changes in that ownership with the SEC. Officers, directors and greater than ten percent stockholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. To our knowledge, based solely on a review of the copies of such reports furnished to us and written representations that no other reports were required, during the fiscal year ended December 31, 2011 all Section 16(a) filing requirements applicable to our officers, directors and greater than 10% beneficial owners were complied with.

Item 11. Executive Compensation

The following summary compensation table sets out details of compensation paid to (a) our principal executive officer; (b) each of our two most highly compensated executive officers who served as executive officers during the fiscal year ended December 31, 2011; and (c) up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the fiscal year ended December 31, 2011, except that no disclosure is provided for any named executive officer, other than our principal executive officer, whose total compensation did not exceed $100,000 for the fiscal year ended December 31, 2011:

Summary Compensation Table

Name and Principal Position	Year	Salary ($)		Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-equity Incentive Plan Compensation ($)	Change in Pension Value and Non- Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
James E. Taylor	2011	$340,000	(2)	0	0	179,450	0	0	0	$519,450
CEO and Director	2010	$30,770		0	0	727,500	0	0	0	$758,270

Stephen S. Burns	2011	$200,000		0	0	189,330	0	0	0	$389,330
President and Director	2010	$100,000		0	0	333,000	0	0	0	$433,000

Paul V. Gonzales	2011	$150,000		0	0	113,635	0	0	0	$263,635
CFO

Tim Wieck	2011	$150,000		0	0	0	0	0	0	$150,000
(1)	2010	$150,000		0	0	13,000	0	0	0	$163,000

Don Wires	2011	$100,000		0	0	19,550	0	0	0	$119,550
(1)	2010	$100,000		0	0	52,000	0	0	0	$152,000

(1) Serve as engineers for Advanced Mechanical Products, Inc., our wholly owned subsidiary.
(2) Includes Director fees of $40,000

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

The following table sets forth information with respect to the outstanding equity awards of our principal executive officers and principal financial officer during 2011, and each person who served as an executive officer of the Company as of December 31, 2011:

	Outstanding Equity Awards at Fiscal Year-End
	Option awards						Stock awards
Name and principal position	Number of securities underlying unexercised options (#) Exercisable	Number of securities underlying unexercised options (#) Unexercisable		Equity incentive plan awards: Number of securities underlying unexercised options (#)	Options exercise price ($)	Option expiration Date	Number of shares or units of stock that have not vested (#)	Market value of shares or units of stock that have not vested ($)	Equity incentive plan awards: Number of unearned shares other rights that have not vested (#)	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested ($)
James E, Taylor	175,000	150,000	(a)	0	$0.68	10/11/2015	0	$0	0	$0
CEO	800,000	400,000	(b)	0	$0.72	12/8/2020	0	$0	0	$0
	600,000	0		0	$2.00	12/8/2015	0	$0	0	$0
	125,000	375,000	(c)	0	$0.60	5/25/2016	0	$0	0	$0
	500,000	0		0	$2.00	5/25/2016	0	$0	0	$0

Stephen S. Burns	500,000	100,000	(d)	0	$0.40	5/12/2015	0	$0	0	$0
President	200,000	100,000	(e)	0	$0.72	12/8/2020	0	$0	0	$0
	300,000	0		0	$2.00	12/8/2015	0	$0	0	$0
	125,000	375,000	(c)	0	$0.60	5/25/2016	0	$0	0	$0
	500,000	0		0	$2.00	5/25/2016	0	$0	0	$0
	100,000	0		0	$0.50	11/30/2012	0	$0	0	$0

Paul V. Gonzales	120,000	80,000	(f)		$0.81	1/12/2021	0	$0	0	$0
CFO	25,000	25,000	(g)		$0.70	6/30/2013	0	$0	0	$0

(a) 50,000 options vest every six months from 4/11/2012 to 4/11/2013
(b) 400,000 options vest on 12/8/2012
(c) 125,000 options vest every six months from 5/25/2012 to 5/25/2013
(d) 50,000 options vest on 2/12/2012 to 5/12/2012
(e) 100,000 options vest on 12/8/2012
(f) 40,000 options vest on 1/12/2012 to 7/12/2012
(g) 25,000 options vest on 6/30/2012

Director Compensation

Name	Fees Earned or Paid in Cash $	Stock Awards $	Option Awards $	Non-equity Incentive Plan Compensation $	Change in Pension Value and Non- Qualified Deferred Compensation Earnings $	All Other Compensation $	Total ($)
Joseph S. Paresi	$60,000	0	476,450	0	0	0	$536,450
Maggie M. Moran	$40,000	0	0	0	0	0	$40,000
Nancy M. Dunlap	$40,000	0	0	0	0	0	$40,000

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information, as of April 2, 2012 with respect to the beneficial ownership of the outstanding common stock by (i) any holder of more than five (5%) percent; (ii) each of the Company’s executive officers and directors; and (iii) the Company’s directors and executive officers as a group. Except as otherwise indicated, each of the stockholders listed below has sole voting and investment power over the shares beneficially owned.

AAR Accounts Family Ltd. Partnership	3,474,973	8.7%
John J. Kuntz	2,697,688	6.9%
James E. Taylor *	2,375,000	5.8%
Pike H. Sullivan	2,249,999	5.7%
Joseph S. Paresi *	2,225,000	5.4%
Mickey W. Kowitz	2,080,214	5.3%
Maggie M. Moran *	450,000	1.1%
Nancy M. Dunlap *	225,000	**
Paul V. Gonzales *	210,000	**
All officers and directors as a group (6 persons)	11,976,558	25.9%

* Executive officer and/or director of the Company.
** Less than 1%

(1)	Except as otherwise indicated, the address of each beneficial owner is c/o Advanced Mechanical Products, Inc., 100 Commerce Drive, Loveland, Ohio 45140
(2)
Applicable percentage ownership is based on 38,912,165 shares of common stock outstanding as of March 27, 2012, together with securities exercisable or convertible into shares of common stock within 60 days of March 27, 2012 for each stockholder.  Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities.  Shares of common stock that are currently exercisable or exercisable within 60 days of March 27, 2012 are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

Item 13. Certain Relationships and Related Transactions, and Director Independence

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

Procedures for Approval of Related Party Transactions

Our Board of Directors is charged with reviewing and approving all potential related party transactions.All such related party transactions must then be reported under applicable SEC rules. We have not adopted other procedures for review, or standards for approval, of such transactions, but instead review them on a case-by-case basis.

Director Independence

The Board of Directors has determined that Ms. Dunlap, Ms. Moran and Mr. Paresi are each independent directors as of December 31, 2011 based on the definition of independence in the listing standards of the Nasdaq Corporate Governance Rules. The Board of Directors are currently evaluating committee charters with the goal of establishing a Compensation Committee, a Governance and Nominating Committee and an Audit Committee. Ms. Dunlap and Ms. Moran resigned on March 29, 2012.

Item 14. Principal Accounting Fees and Services

The total fees charged to the Company by Clark Schaefer Hackett & Company, the Company's independent registered public accounting firm, for the year ended December 31, 2011 were $54,000 for audit fees, $8,000 for tax fees, and $3,000 for all other fees. The total fees charged to the Company by Clark Schaefer Hackett & Company for the year ended December 31, 2010 were $51,875 for audit fees and $8,325 for tax fees. The current policy of the directors, acting as the audit committee, is to approve the appointment of the principal auditing firm and any permissible audit-related services. The audit and audit-related fees were approved by the Board and engagement letters signed by James Taylor, Chief Executive Officer and Vice-Chairman and Paul Gonzales, Chief Financial Officer.

PART IV

Item 15. Exhibits, Financial Statement Schedules

The Company’s financial statements filed as part of this report are listed in the Table of Contents and provided in response to Item 8.

Exhibits required by Item 601 of Regulation S-K:

The Company’s financial statements filed as part of this report are listed in the Table of Contents and provided in response to Item 8.

Exhibits required by Item 601 of Regulation S-K:

Exhibit No.	Description

3.1	Certificate of Designation for Series A Preferred Stock (1)

3.2	Certificate of Change (6)

3.3	Certificate of Correction (6)

3.4	Articles of Merger (7)

3.5	Certificate of Correction (Articles of Merger) (7)

3.6	Certificate of Amendment to the Certificate of Incorporation (9)

4.1	Form of Subscription Agreement by and between Title Starts Online, Inc. and the January 2010 Accredited Investors (2)

4.2	6% Promissory Note issued by Title Starts Online, Inc. on March 1, 2010 (3)

4.3	Form of Subscription Agreement by and between Title Starts Online, Inc. and the March 2010 Accredited Investors (4)

4.4	Form of Subscription Agreement by and between AMP Holding Inc. and Accredited Investors (11)

4.5	Form of Subscription Agreement by and between AMP Holding Inc. and May 2011 Accredited Investors (15)

4.6	Stock Option to acquire 500,000 shares of common stock issued to Joseph Paresi dated May 25, 2011 (16)

4.7	Stock Option to acquire 1,000,000 shares of common stock issued to Joseph Paresi dated May 25, 2011 (16)

4.8	Common Stock Purchase Warrant to acquire 500,000 shares of common stock issued to Joseph Paresi dated May 25, 2011 (16)

4.9	Stock Option to acquire 500,000 shares of common stock issued to James Taylor dated May 25, 2011 (16)

4.10	Common Stock Purchase Warrant to acquire 500,000 shares of common stock issued to James Taylor dated May 25, 2011 (16)

4.11	Stock Option to acquire 500,000 shares of common stock issued to Stephen Burns dated May 25, 2011 (16)

4.12	Common Stock Purchase Warrant to acquire 500,000 shares of common stock issued to Stephen Burns dated May 25, 2011 (16)

4.13	Promissory Note issued by AMP Holding Inc. on October 31, 2011 (17)

4.14	Security Agreement by and between AMP Holding Inc. and Stephen Burns dated October 31, 2011 (17)

4.15	Form of Securities Purchase Agreement (18)

4.16	Form of Secured Convertible Debenture (18)

4.17	Form of Common Stock Purchase Warrant (18)

4.18	Form of Security Agreement (18)

10.1	Share Exchange Agreement dated as of December 28, 2009 by and among Advanced Mechanical Products, Inc., the shareholders of Advanced Mechanical Products, Inc. and Title Starts Online, Inc. (1)

10.2	Agreement and Release between Title Starts Online, Inc. and Mark DeFoor dated December 29, 2009 (1)

10.3	Conversion Agreement between Title Starts Online, Inc. and Bowden Transportation, Inc. dated December 28, 2009 (1)

10.4	Conversion Agreement between Title Starts Online, Inc. and Han Solutions II, LLC dated December 28, 2009 (1)

10.5	Conversion Agreement between Title Starts Online, Inc. and Ziu Zhang dated December 28, 2009 (1)

10.6	Director Agreement by and between AMP Holding Inc. and Nancy Dunlap dated August 23, 2010 (8)

10.7	Director Agreement by and between AMP Holding Inc, and James E. Taylor dated October 11, 2010 (10)

10.8	Employment Agreement by and between AMP Holding Inc. and James Taylor dated December 8, 2010 (12)

10.9	Employment Agreement by and between AMP Holding Inc. and Stephen S. Burns dated December 8, 2010 (12)

10.10	Director Agreement by and between AMP Holding Inc. and Joseph Paresi dated December 8, 2010 (12)

10.11	Employment Agreement by and between AMP Holding Inc. and Paul V. Gonzales dated January 12, 2011 (13)

10.12	Distribution Agreement by and between AMP Holding Inc. and Northern Lights Energy ehf. dated April 14, 2011 (14)

16.1	Letter from Schumacher & Associates, Inc. (5)

21.1	List of Subsidiaries(1)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

EX-101.INS	XBRL INSTANCE DOCUMENT

EX-101.SCH	XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT

EX-101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE

EX-101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE

EX-101.LAB	XBRL TAXONOMY EXTENSION LABELS LINKBASE

EX-101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

(1)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on January 4, 2010.
(2)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on February 4, 2010.
(3)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on March 4, 2010.
(4)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on March 17, 2010.
(5)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on March 18, 2010.
(6)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on May 25, 2010.
(7)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on May 25, 2010.
(8)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on August 27, 2010.
(9)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on September 10, 2010.
(10)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on October 19, 2010.
(11)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on December 6, 2010.
(12)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on December 13, 2010.
(13)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on January 14, 2011.
(14)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on April 20, 2011.
(15)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on May 12, 2011.
(16)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on June 1, 2011.
(17)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on November 4, 2011.
(18)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on February 28, 2012.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

AMP HOLDING INC.

Dated: April 4, 2012	By:	/s/ James E. Taylor
Name: James E. Taylor
Title: Chief Executive Officer and Vice Chairman of the Board of Directors (Principal Executive Officer

	By:	/s/ Paul V. Gonzales
Name: Paul V. Gonzales
Title: Chief Financial Officer (Principal Financial Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on April 4, 2012, on behalf of the registrant and in the capacities indicated.

Signature	Title

/s/James E. Taylor	Chief Executive Officer and Vice Chairman of the Board of
James E. Taylor	Directors (Principal Executive Officer)

/s/Paul V. Gonzales	Chief Financial Officer (Principal Financial Officer)
Paul V. Gonzales

/s/Joseph S. Paresi	Chairman of the Board of Directors
Joseph S. Paresi