Form 10-Q
period 2012-03-31
AMP Holding Inc.
filed 2012-05-15
CIK 1425287

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file number: 000-53704

AMP HOLDING INC.
(Exact name of registrant as specified in its charter)

Nevada	26-1394771
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

100 Commerce Drive, Loveland, Ohio  45140
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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $0.001 par value per share	38,912,165
(Class)	(Outstanding at May 11, 2012)

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

AMP Holding Inc.
(A Development Stage Company)
Balance Sheets
March 31, 2012 and December 31, 2011

Assets	March 31, 2012 (Unaudited)	December 31, 2011

Current assets:
Cash	$51,190	$89,488
Accounts receivable	5,019	5,019
Inventory	122,000	122,000
Prepaid expenses and deposits	39,335	51,210
	217,544	267,717
Property, plant and equipment:
Software	27,721	27,721
Leasehold improvements	19,225	19,225
Equipment	149,371	149,371
Vehicles and prototypes	189,746	189,746
	386,063	386,063
Less accumulated depreciation	220,089	203,886
	165,974	182,177

	$383,518	$449,894

Liabilities and Stockholders' Equity (Deficit)

Current liabilities:
Accounts payable	$1,290,465	$1,367,367
Accounts payable, related parties	274,588	211,640
Customer deposits	25,000	25,000
Shareholder advances	305,000	312,000
Convertible debentures	825,574	-
Current portion of long-term debt	21,857	20,641
	2,742,484	1,936,648

Long-term debt	66,738	69,550

Commitments and contingencies	-	-

Stockholders' equity (deficit):
Series A preferred stock, par value of $.001 per share, 75,000,000 shares authorized, 0 shares issued and outstanding at
March 31, 2012 and December 31, 2012	-	-
Common stock, par value of $.001 per share 250,000,000 shares authorized,
38,912,165 shares issued and outstanding at March 31, 2012 and
38,734,650 shares issued and outstanding at December 31, 2011	38,912	38,735
Additional paid-in capital	12,201,983	12,063,860
Stock based compensation	3,592,902	3,439,870
Accumulated deficit during the development stage	(18,259,501)	(17,098,769)
	(2,425,704)	(1,556,304)

	$383,518	$449,894

See accompanying notes to financial statements.

AMP Holding Inc.
(A Development Stage Company)
Statements of Operations
For the Three Months Ended March 31, 2012 and 2011
and for the Period From Inception,
February 20, 2007 to March 31, 2012

	Three Months Ended March 31, 2012 (Unaudited)	Three Months Ended March 31, 2011 (Unaudited)	Since Date of Inception, February 20, 2007 to March 31, 2012 (Unaudited)

Sales	$-	$82,500	$330,742

Expenses:
Payroll and payroll taxes	550,922	625,407	6,104,536
Employee benefits	44,617	65,852	540,696
Stock based compensation	153,032	332,780	3,610,642
Batteries and motors and supplies	(6,713)	412,040	2,487,936
Vehicles, development and testing	57,786	-	322,201
Legal and professional	111,638	169,546	1,542,509
Advertising	35,142	87,528	872,039
Consulting	62,179	101,006	1,106,521
Engineering, temporary labor	870	16,581	247,919
Travel and entertainment	29,737	34,534	428,864
Depreciation	16,203	11,742	245,581
Rent	38,347	28,050	341,776
Insurance	17,327	27,659	286,039
Facilities, repairs & maintenance	6,042	12,808	168,277
Utilities	10,349	9,469	105,690
Interest and bank fees	24,469	1,288	50,909
Loss on sale of assets	-	-	13,090
Other	8,785	9,167	115,018
	1,160,732	1,945,457	18,590,243

Net loss during the development stage	$(1,160,732)	$(1,862,957)	$(18,259,501)

Basic and diluted loss per share	$(0.03)	$(0.07)	$(0.64)

Weighted average number of common
shares outstanding	38,765,755	28,278,353	28,739,640

See accompanying notes to financial statements.

AMP Holding Inc.
(A Development Stage Company)
Statements of Stockholders' Equity (Deficit)
From Inception, February 20, 2007
to March 31, 2012

	Common Stock		Series A Preferred Stock		Additional	Stock	Accumulated Deficit During the	Total Stockholders'
	Number of Shares	Amount	Number of Shares	Amount	Paid-in Capital	Based Compensation	Development Stage	Equity (Deficit)

Beginning capital - inception	-	$-	-	$-	$-	$-	$-	$-

Issuance of common stock, and fulfillment
of stock subscriptions receivable	7,210	900,000	-	-	-	-	-	900,000
Net loss from operations, period of inception,
February 20, 2007 to December 31, 2007	-	-	-	-	-	-	(456,145)	(456,145)
	7,210	$900,000	-	$-	$-	$-	$(456,145)	$443,855

Issuance of common stock, and fulfillment
of stock subscriptions receivable	4,305	875,000	-	-	-	-	-	875,000
March 10, 2008 stock dividend	62,720	-	-	-	-	-	-	-
Share based compensation for the year
ended December 31, 2008	-	9,757	-	-	-	-	-	9,757
Net loss from operations for the year
ended December 31, 2008	-	-	-	-	-	-	(1,383,884)	(1,383,884)
	74,235	$1,784,757	-	$-	$-	$-	$(1,840,029)	$(55,272)

January 1, 2009 stock re-pricing agreement	18,025	-						-
Issuance of common stock, and fulfillment
of stock subscriptions receivable	168,210	753,511	-	-	49,989	-	-	803,500
Share based compensation to
December 28, 2009	-	7,983	-	-	-	-	-	7,983
Shares issued out of stock option plan on
December 31, 2009	3,220	-	-	-	-	-	-	-
Net effect of purchase accounting adjustments	17,508,759	(2,528,479)	-	-	2,528,479	-	-	-
Conversion of convertible notes	-	-	8,375	8	264,992	-	-	265,000
Net loss from operations for the year
ended December 31, 2009	-	-	-	-	-	-	(1,524,923)	(1,524,923)
	17,772,449	$17,772	8,375	$8	$2,843,460	$-	$(3,364,952)	$(503,712)

Conversion of convertible note	29,750	30	-	-	9,970	-	-	10,000
Issuance of preferred stock, and fulfillment
of stock subscriptions receivable	-	-	625	1	24,999	-	-	25,000
Issuance of common stock, and fulfillment
of stock subscriptions receivable	9,808,566	9,809	-	-	3,682,530	-	-	3,692,339
Conversion of account payable	101,636	102	-	-	86,898	-	-	87,000
Share based compensation for the year
ended December 31, 2010	-	-	-	-	-	1,436,979	-	1,436,979
Net loss from operations for the year
ended December 31, 2010	-	-	-	-	-	-	(5,028,106)	(5,028,106)
	27,712,401	$27,713	9,000	$9	$6,647,857	$1,436,979	$(8,393,058)	$(280,500)

Issuance of common stock, and fulfillment
of stock subscriptions receivable	9,912,447	9,911	-	-	5,404,830	-	-	5,414,741
Stock options and warrants exercised	38,692	39	-	-	12,236	-	-	12,275
Conversion of preferred stock to common stock	1,071,110	1,072	(9,000)	(9)	(1,063)	-	-	-
Share based compensation for the year
ended December 31, 2011	-	-	-	-	-	2,002,891	-	2,002,891
Net loss from operations for the year
ended December 31, 2011	-	-	-	-	-	-	(8,705,711)	(8,705,711)
	38,734,650	$38,735	-	$-	$12,063,860	$3,439,870	$(17,098,769)	$(1,556,304)

Issuance of detached warrants in conection
with convertible debentures	-	-	-	-	78,300	-	-	78,300
Conversion of account payable	177,515	177	-	-	59,823	-	-	60,000
Share based compensation for the three months
ended March 31, 2012	-	-	-	-	-	153,032	-	153,032
Net loss from operations for the three months
ended March 31, 2012	-	-	-	-	-	-	(1,160,732)	(1,160,732)
	38,912,165	$38,912	-	$-	$12,201,983	$3,592,902	$(18,259,501)	$(2,425,704)

A vehicle with a fair market value of $30,400 and cash of $69,600 was accepted as consideration for issuance of common stock in February 2007.
A vehicle with a fair market value of $30,884 and cash of $69,116 was accepted as consideration for issuance of common stock in June 2007.
Consulting services valued at $50,000 were accepted as consideration for issuance of common stock in October 2008.
Legal services valued at $87,000 were accepted as consideration for issuance of common stock in December 2010.
Legal and consulting services valued at $60,000 were accepted as consideration for issuance of common stock in March 2012.

See accompanying notes to financial statements.

AMP Holding Inc.
(A Development Stage Company)
Statements of Cash Flows
For the Three Months Ended March 31, 2012 and 2011
and for the Period From Inception,
February 20, 2007 to March 31, 2012

	Three Months Ended March 31, 2012 (Unaudited)	Three Months Ended March 31, 2011 (Unaudited)	Since Date of Inception, February 20, 2007 to March 31, 2012 (Unaudited)

Cash flows from operating activities:
Net loss during the development stage	$(1,160,732)	$(1,862,957)	$(18,259,501)
Adjustments to reconcile net loss from operations
to cash used by operations:
Depreciation	16,203	11,742	245,581
Loss on sale of assets	-	-	13,090
Stock based compensation	153,032	332,780	3,610,642
Amortized discount on convertible debentures	3,874	-	3,874
Legal and consulting services	60,000	-	197,000
Effects of changes in operating assets and liabilities:
Accounts receivable	-	23,429	(5,019)
Inventory	-	-	(122,000)
Prepaid expenses and deposits	11,875	(425)	(39,335)
Accounts payable	(76,902)	342,300	1,290,465
Accounts payable, related parties	62,948	24,807	274,588
Customer deposits	-	(27,393)	25,000

Net cash used by operations	(929,702)	(1,155,717)	(12,765,615)

Cash flows from investing activities:
Capital expenditures	-	-	(347,897)
Proceeds on sale of assets	-	-	32,900

Net cash used by investing activities	-	-	(314,997)

Cash flows from financing activities:
Proceeds from debentures and notes payable	900,000	-	1,060,000
Payments on notes payable	-	-	(150,000)
Proceeds from long-term debt	-	-	50,000
Payments on long-term debt	(1,596)	(1,520)	(9,769)
Shareholder advances	(7,000)	-	305,000
Issuance of common and preferred stock	-	980,366	11,876,571

Net cash provided by financing activities	891,404	978,846	13,131,802

Change in cash and cash equivalents	(38,298)	(176,871)	51,190
Cash and cash equivalents at inception, February 20, 2007			-
Cash and cash equivalents at December 31, 2010		385,293
Cash and cash equivalents at March 31, 2011		$208,422
Cash and cash equivalents at December 31, 2011	89,488
Cash and cash equivalents at March 31, 2012	$51,190		$51,190

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
Legal and consulting services valued at $60,000 were accepted as consideration for issuance of common stock in March 2012.
Detachable warrants associated with convertible debentures valued at $78,300 were recorded as an increase to additional paid-in capital in January and February 2012.

See accompanying notes to financial statements.

AMP Holding Inc.
(A Development Stage Company)
 Notes to Financial Statements
March 31, 2012 and 2011
and for the Period From Inception,
February 20, 2007 to March 31, 2012
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

AMP Holding Inc.
(A Development Stage Company)
 Notes to Financial Statements
March 31, 2012 and 2011
and for the Period From Inception,
February 20, 2007 to March 31, 2012
(Unaudited)

Basis of presentation
The financial statements have been prepared on a going concern basis, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  However, the Company has limited revenues and has negative working capital and stockholders’ deficits. During the first quarter of 2012 the lack of liquidity delayed the Company from paying its employees their full salaries.  Employee layoffs have occurred and additional layoffs are considered as a means of conserving cash. These conditions raise substantial doubt about the ability of the Company to continue as a going concern.

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

The Company has continued to raise capital.  Management believes the proceeds from these offerings, future offerings, and the Company’s anticipated revenue provides an opportunity to continue as a going concern.  If additional funding is required, the Company plans to obtain working capital from either debt or equity financing from the sale of common, preferred stock, and/or convertible debentures.

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
March 31, 2012 and 2011
and for the Period From Inception,
February 20, 2007 to March 31, 2012
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

Advertising
Advertising and public relation costs are charged to operations when incurred.  Advertising and public relation expense was approximately $35,000 and $88,000 for the three months ended March 31, 2012 and 2011, respectively, and $872,000 for the period from inception to March 31, 2012 consisting primarily of travel and related expenses for attendance at car shows and industry expositions.

AMP Holding Inc.
(A Development Stage Company)
 Notes to Financial Statements
March 31, 2012 and 2011
and for the Period From Inception,
February 20, 2007 to March 31, 2012
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

As no taxable income has occurred from the date of this merger to March 31, 2012 cumulative deferred tax assets of approximately $3,842,000 are fully reserved, and no provision or liability for federal or state income taxes has been included in the financial statements.  Net operating losses of approximately $3,600,000 are available for carryover to be used against taxable income generated through 2030, net operating losses of approximately $6,700,000 are available for carryover to be used against taxable income generated through 2031, and net operating losses of approximately $1,000,000 are available for carryover to be used against taxable income generated through 2032.  The Company had not filed income tax returns during its period as a shell company.

Uncertain tax positions
The Company adopted the provisions of Accounting for Uncertainty in Income Taxes. Those provisions clarify the accounting and recognition for income tax positions taken or expected to be taken in the Company’s income tax returns.  The Company’s income tax filings are subject to audit by various taxing authorities. The years of filings open to these authorities and available for audit are 2008 - 2011.  The Company's policy with regard to interest and penalties is to recognize interest through interest expense and penalties through other expense.  In evaluating the Company’s tax provisions and accruals, future taxable income, and the reversal of temporary differences, interpretations and tax planning strategies are considered. The Company believes their estimates are appropriate based on current facts and circumstances.

Research and development costs
The Company expenses research and development costs as they are incurred.  Research and development expense incurred was approximately $641,000 and $1,119,000 for the three months ended March 31, 2012 and 2011, respectively and $10,255,000 for the period from inception to March 31, 2012 consisting of consulting, payroll, payroll taxes, engineering temporaries, purchased supplies, legal fees, parts and small tools.

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

Stock based compensation
The Company accounts for its stock based compensation in accordance with “Share-Based Payments” (codified in FASB ASC Topic 718 and 505).  The Company recognizes in its statement of operations the grant-date fair value of stock options and warrants issued to employees and non-employees.  The fair value is estimated on the date of grant using a lattice-based valuation model that uses assumptions concerning expected volatility, expected term, and the expected risk-free rate of return.  For the awards granted in 2012 and 2011, the expected volatility was estimated by management as 50% based on a range of forecasted results.  The expected term of the awards granted was assumed to be the contract life of the option or warrant (one, two, three, five or ten years as determined in the specific arrangement).  The risk-free rate of return was based on market yields in effect on the date of each grant for United States Treasury debt securities with a maturity equal to the expected term of the award.

AMP Holding Inc.
(A Development Stage Company)
 Notes to Financial Statements
March 31, 2012 and 2011
and for the Period From Inception,
February 20, 2007 to March 31, 2012
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

Joseph Paresi resigned as Chairman of the Board of Directors on April 13, 2012.

The Company is in the development stage for EV conversions for commercial trucks.  The target market is high mileage existing urban delivery trucks for re-power conversion to 100% electric as well as new vehicle supply via truck OEM’s.  The Company has signed development agreements with Navistar (OEM) & FedEx (parcel delivery company) for this specific purpose.  On March 30, 2012 the Company signed an agreement with FedEx to convert two of FedEx’s delivery vehicles to 100% electric.  The purpose of the agreement is to supply demonstration vehicles for FedEx evaluation.  A successful demonstration project may provide the potential to sell additional vehicle conversions to FedEx in the future.  On April 10, 2012 the Company entered into a development and supply agreement with Navistar International Corp.  The Company has received a purchase order to develop and deliver two all electric heavy duty commercial step vans by the summer of 2012.  If the vans meet Navistar's specifications, Navistar may order additional vans to be converted going forward

2.	CONVERTIBLE DEBENTURES AND LONG-TERM DEBT

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

In addition to the 2012 Notes, the 2012 Investors also received common stock purchase warrants (the “2012 Warrants”) to acquire 900,000 shares of common stock of the Company.  The 2012 Warrants are exercisable for three years at an exercise price of $0.50.  The value of the detachable 2012 Warrants was determined using a lattice-based valuation model that used an expected volatility, estimated by management as 50% based on a range of forecasted results, and an expected risk-free rate of return, based on market yields in effect on the grant dates for United States Treasury debt securities with a three year maturity.  The $78,300 value of the detachable 2012 Warrants was recorded as an increase in additional paid-in capital and a discount against the 2012 Notes.  The discount on the 2012 notes is being amortized as interest expense over three years.

The 2012 Notes and the 2012 Warrants carry standard anti-dilution provisions but in no event may the conversion price be reduced below $0.25.  Further, the 2012 Investors will have the right to participate in the next financing on a pro-rata basis up to $1,000,000.

AMP Holding Inc.
(A Development Stage Company)
Notes to Financial Statements
March 31, 2012 and 2011
and for the Period From Inception,
February 20, 2007 to March 31, 2012
(Unaudited)

Long-term debt consists of three notes payable.  The first is a $23,658 note payable to a bank due in monthly installments of $635 including interest at 5.04%, with the final payment due August 2015. The note is secured by equipment which has a net book value of $22,844 at March 31, 2012. The second is a $14,937 note payable due in monthly installments of $439 including interest at 8.00% with the final payment due December 2014.  The note is secured by equipment which has a net book value of $13,941 at December 31, 2011.  The third is a $50,000 note payable to the City of Loveland due in annual payments of $10,241 including interest at 0.80% with the final payment due October 2016.

Aggregate maturities of long-term debt are as follows:
2012	$19,045
2013	21,416
2014	23,147
2015	14,822
2016	10,165
$88,595

The note payable to the City of Loveland contains incentives whereby each annual payment may be forgiven by the City upon the Company meeting minimum job creation benchmarks of an average of 40 full time employees during the preceding 12 month period and an average monthly payroll of $250,000.

3.	SHAREHOLDER ADVANCES

On November 30, 2009, a shareholder, director and officer (a related party) of the company advanced $43,000 to the Company for working capital needs.  In consideration of such advance, the Company issued a Promissory Note with interest at 3% per annum due November 1, 2011.  The maturity date for this note was extended to March 31, 2012.  On September 30, 2011, the same shareholder advanced $62,000 to the Company for working capital needs.  In consideration of such advance, the Company issued a Promissory Note with interest at 6% per annum due October 31, 2011.  The maturity date for this note was extended to March 31, 2012.  On December 9, 2011, a shareholder advanced $7,000 to the Company for working capital needs.  In consideration of such advance, the Company issued a Promissory Note with interest at 6% per annum due March 31, 2012.  This note was paid in full on March 15, 2012.  The notes are unsecured and are currently payable upon demand.

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

AMP Holding Inc.
(A Development Stage Company)
 Notes to Financial Statements
March 31, 2012 and 2011
and for the Period From Inception,
February 20, 2007 to March 31, 2012
(Unaudited)

4.	LEASE OBLIGATIONS

On October 1, 2011 the Company began leasing operating facilities under an agreement expiring on September 30, 2018.  Future minimum monthly lease payments under the agreement are $11,875 for the first year and increase 3% each year.  Prepaid expenses and deposits include a security deposit equal to $12,275 and prepaid rent of $11,875.  Aggregate maturities of lease obligations are as follows:

2012	$107,944
2013	147,876
2014	152,312
2015	156,881
2016	161,588
2017 and thereafter	294,050
$1,020,651

The Company also leases office space for approximately $1,000 per month on a month to month agreement.  Through January 2012 the Company also leased two apartments for approximately $2,200 per month on month to month agreements.  Prior to October 2011 the Company leased operating facilities under terms of an operating type lease with monthly payments of $8,500.  Prior to December 2009 the Company leased office/warehouse space under terms of an operating type lease with monthly payments of $1,650.  Total rent expense under these operating type leases for the three months ended March 31, 2012 and 2011 was $38,347 and $28,050, respectively, and was $341,776 for the period from inception to March 31, 2012.

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

AMP Holding Inc.
(A Development Stage Company)
 Notes to Financial Statements
March 31, 2012 and 2011
and for the Period From Inception,
February 20, 2007 to March 31, 2012
(Unaudited)

The following table summarizes option activity for directors, officers and employees:
	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Grant Date Fair Value per Share	Weighted Average Remaining Exercise Term in Months
Outstanding at January 1, 2010	-	$-	$-	-
Granted	4,940,000	0.56	0.33	81
Exercised	-	-	-	-
Forfeited or expired	-	-	-	-
Outstanding at December 31, 2010	4,940,000	$0.56	$0.33	77
Exercisable at December 31, 2010	1,854,625	$0.53	$0.32	75
Granted	3,425,000	0.63	0.28	54
Exercised	(29,750)	0.41	0.26	0
Forfeited or expired	-	-	-	-
Outstanding at December 31, 2011	8,335,250	$0.59	$0.31	58
Exercisable at December 31, 2011	4,588,875	$0.57	$0.31	60
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited or expired	(150,000)	0.53	0.27	59
Outstanding at March 31, 2012	8,185,250	$0.59	$0.31	55
Exercisable at March 31, 2012	4,919,250	$0.57	$0.31	57

The Company recorded $100,206, $855,246, $588,202 and $1,561,394 compensation expense for stock options to directors, officers and employees for the three months ended March 31, 2012, for the year ended December 31, 2011, the year ended December 31, 2010 and the period from inception (February 20, 2007) to March 31, 2012, respectively.  As of March 31, 2012, unrecognized compensation expense of $981,879 is related to non-vested options granted to directors, officers and employees which is anticipated to be recognized over the next 52 months, commensurate with the vesting schedules.

AMP Holding Inc.
(A Development Stage Company)
 Notes to Financial Statements
March 31, 2012 and 2011
and for the Period From Inception,
February 20, 2007 to March 31, 2012
(Unaudited)

Options to consultants
The Company has also granted, on various dates, stock options to purchase common stock of the Company to consultants for services previously provided to the Company.  The terms, exercise prices and vesting of these awards vary.

The following table summarizes option activity for consultants:

	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Grant Date Fair Value per Share	Weighted Average Remaining Exercise Term in Months
Outstanding at January 1, 2010	-	$-	$-	-
Granted	810,000	0.67	0.23	36
Exercised	-	-	-	-
Forfeited or expired	-	-	-	-
Outstanding at December 31, 2010	810,000	$0.67	$0.23	32
Exercisable at December 31, 2010	380,000	$0.63	$0.22	31
Granted	70,000	0.59	0.18	31
Exercised	-	-	-	-
Forfeited or expired	-	-	-	-
Outstanding at December 31, 2011	880,000	$0.66	$0.23	20
Exercisable at December 31, 2011	755,000	$0.64	$0.22	20
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited or expired	-	-	-	-
Outstanding at March 31, 2012	880,000	$0.66	$0.23	17
Exercisable at March 31, 2012	825,000	$0.65	$0.22	17

The Company recorded $19,300, $83,265, $82,900 and $185,465 compensation expense for stock options to consultants for the three months ended March 31, 2012, the year ended December 31, 2011, the year ended December 31, 2010 and the period from inception (February 20, 2007) to March 31, 2012, respectively.  As of March 31, 2012, unrecognized compensation expense of $13,333 is related to non-vested options granted to consultants which is anticipated to be recognized over the next 17 months, commensurate with the vesting schedules.

AMP Holding Inc.
(A Development Stage Company)
 Notes to Financial Statements
March 31, 2012 and 2011
and for the Period From Inception,
February 20, 2007 to March 31, 2012
(Unaudited)

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

The following table summarizes warrant activity for accredited investors:

	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Grant Date Fair Value per Share	Weighted Average Remaining Exercise Term in Months
Outstanding at January 1, 2010	-	$-	$-	-
Granted	785,001	0.80	0.11	24
Exercised	-	-	-	-
Forfeited or expired	-	-	-	-
Outstanding at December 31, 2010	785,001	$0.80	$0.11	24
Exercisable at December 31, 2010	785,001	$0.80	$0.11	24
Granted	4,956,224	0.80	0.11	24
Exercised	-	-	-	-
Forfeited or expired	-	-	-	-
Outstanding at December 31, 2011	5,741,225	$0.80	$0.11	17
Exercisable at December 31, 2011	5,741,225	$0.80	$0.11	17
Granted	900,000	0.50	0.09	36
Exercised	-	-	-	-
Forfeited or expired	-	-	-	-
Outstanding at March 31, 2012	6,641,225	$0.76	$0.11	17
Exercisable at March 31, 2012	6,641,225	$0.76	$0.11	17

The Company recorded $0, $546,824, $86,350 and $633,174 compensation expense for stock warrants to accredited investors for the three months ended March 31, 2012, the year ended December 31, 2011, the year ended December 31, 2010 and the period from inception (February 20, 2007) to March 31, 2012, respectively.  There is no unrecognized compensation expense for these warrants because they are fully vested at date of grant.

AMP Holding Inc.
(A Development Stage Company)
 Notes to Financial Statements
March 31, 2012 and 2011
and for the Period From Inception,
February 20, 2007 to March 31, 2012
(Unaudited)

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

The following table summarizes warrant activity for the placement agent and consultants:

	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Grant Date Fair Value per Share	Weighted Average Remaining Exercise Term in Months
Outstanding at January 1, 2010	614,680	$0.39	$0.18	60
Granted	3,103,304	0.64	0.21	57
Exercised	-	-	-	-
Forfeited or expired	-	-	-	-
Outstanding at December 31, 2010	3,717,984	$0.60	$0.21	52
Exercisable at December 31, 2010	2,617,984	$0.61	$0.19	51
Granted	887,910	0.60	0.27	60
Exercised	(44,638)	0.40	0.18	39
Forfeited or expired	-	-	-	-
Outstanding at December 31, 2011	4,561,256	$0.60	$0.22	43
Exercisable at December 31, 2011	4,081,256	$0.59	$0.21	42
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited or expired	-	-	-	-
Outstanding at March 31, 2012	4,561,256	$0.60	$0.22	40
Exercisable at March 31, 2012	4,236,256	$0.59	$0.21	39

The Company recorded $33,525, $373,876, $497,527 and $904,928 compensation expense for stock warrants to the placement agent and consultants for the three months ended March 31, 2012, the year ended December 31, 2011, the year ended December 31, 2010 and the period from inception (February 20, 2007) to March 31, 2012, respectively.  As of March 31, 2012, unrecognized compensation expense of $107,250 is related to non-vested warrants granted to consultants which is anticipated to be recognized over the next 41 months, commensurate with the vesting schedules.  There is no unrecognized compensation expense for the placement agent warrants because they are fully vested at date of grant.

AMP Holding Inc.
(A Development Stage Company)
 Notes to Financial Statements
March 31, 2012 and 2011
and for the Period From Inception,
February 20, 2007 to March 31, 2012
(Unaudited)

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

The following table summarizes warrant activity for directors and officers:

	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Grant Date Fair Value per Share	Weighted Average Remaining Exercise Term in Months
Outstanding at January 1, 2010	-	$-	$-	-
Granted	1,400,000	2.00	0.13	60
Exercised	-	-	-	-
Forfeited or expired	-	-	-	-
Outstanding at December 31, 2010	1,400,000	$2.00	$0.13	59
Exercisable at December 31, 2010	1,400,000	$2.00	$0.13	59
Granted	1,600,000	1.91	0.09	57
Exercised	-	-	-	-
Forfeited or expired	-	-	-	-
Outstanding at December 31, 2011	3,000,000	$1.95	$0.11	49
Exercisable at December 31, 2011	3,000,000	$1.95	$0.11	49
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited or expired	-	-	-	-
Outstanding at March 31, 2012	3,000,000	$1.95	$0.11	46
Exercisable at March 31, 2012	3,000,000	$1.95	$0.11	46

The Company recorded $0, $143,680, $182,000 and $325,680 compensation expense for stock warrants to directors and officers for the three months ended March 31, 2012, the year ended December 31, 2011, the year ended December 31, 2010 and the period from inception (February 20, 2007) to March 31, 2012, respectively.  There is no unrecognized compensation expense for these warrants because they are fully vested at date of grant.

6.	RECENT PRONOUNCEMENTS

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

The Company has continued to raise capital since the merger.  Management believes the proceeds from these offerings, future offerings, and the Company’s anticipated revenue provides an opportunity for the Company to continue as a going concern.  If additional funding is required, the Company plans to obtain working capital from equity financing from the sale of common, preferred stock and/or convertible debentures.

The accompanying unaudited financial statements have been prepared in accordance with Form 10-Q instructions and in the opinion of management contain all adjustments, consisting of normal recurring accruals necessary to present fairly the financial position, results of operations and cash flows for the periods presented.  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  Actual results could differ from these estimates.  These interim financial statements should be read in conjunction with the financial statements and accompanying notes included in the Annual Report on Form 10-K for the year ended December 31, 2011.

Operating results for the three months ended March 31, 2012 are not necessarily indicative of the results that may be attained in subsequent periods or for the year ending December 31, 2012.

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

REVENUE RECOGNITION - It is the Company's policy that revenues will be recognized in accordance with SEC Staff Bulletin (SAB) No. 104, "Revenue Recognition". Under SAB 104, product revenues are recognized when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed and determinable, and collectability is reasonably assured.  Customer deposit liabilities include monies from customers to reserve a production slot for conversion of an OEM powertrain to the AMP all electric powertrain.  The final retail price and delivery date are yet to be determined, and the deposits are subject to a full refund at the request of the depositor.  Revenues since the inception of the Company in 2007 through the date of these financial statements have not been significant and consist of sales of a limited number of experimental vehicles.

INCOME TAXES - As no taxable income has occurred from the date of this merger to March 31, 2012 cumulative deferred tax assets of approximately $3,842,000 are fully reserved, and no provision or liability for federal or state income taxes has been included in the financial statements.  Net operating losses of approximately $3,600,000 are available for carryover to be used against taxable income generated through 2030, net operating losses of approximately $6,700,000 are available for carryover to be used against taxable income generated through 2031, and net operating losses of approximately $1,000,000 are available for carryover to be used against taxable income generated through 2032.  The Company had not filed income tax returns during its period as a shell company.

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

Results of Operations

Three Months Ended March 31, 2012 Compared to Three Months Ended March 31, 2011

Revenue.  We did not generate revenue for the quarter ended March 31, 2012. Revenue was $82,500 for the quarter ended March 31, 2011 and consisted of a limited number of customer vehicle conversions.

Expenses.  Our expenses for the quarter ended March 31, 2012 were $1,160,732 and included payroll and payroll taxes ($550,922), stock based compensation ($153,032), legal and professional ($111,638) and consulting ($62,179). Batteries, motors and supplies expense was negative $6,713 for the quarter ended March 31, 2012 as purchases were offset by sales of drivetrains, batteries, and catalytic converters amounting to $18,800. Our expenses for the quarter ended March 31, 2011 were $1,945,457 and included payroll and payroll taxes ($625,407), stock based compensation ($332,780), batteries, motors and supplies ($412,040), legal and professional ($169,546) and consulting ($101,006). The reason for the decrease in comparing the quarter ended 2012 to 2011 was a decrease in development activities, including a reduction in the number of employees.

Net loss.  Net loss for the quarters ended March 31, 2012 and 2011 were $1,160,732 and $1,862,957, respectively.

Operating Activities

Our operating activities from continuing operations resulted in net cash used by operations of $929,702 for the quarter ended March 31, 2012 compared to net cash used by operations of $1,155,717 for the quarter ended March 31, 2011. The net cash used by operations for the quarter ended March 31, 2012 reflects a net loss of $1,160,732 offset by stock based compensation of $153,032, legal and consulting services valued at $60,000 accepted as consideration for the issuance of common stock, amortized discount on convertible debentures of $3,874, and depreciation of $16,203, an increase in accounts payable, related parties of $62,948 and a decrease in accounts payable of $76,902 and prepaid expenses and deposits of $11,875. The net cash used by operations for the quarter ended March 31, 2011 reflects a net loss of $1,862,957, offset by stock based compensation of $332,780, depreciation of $11,742, increase in accounts payable of $342,300, accounts payable, related parties of $24,807, and decrease in accounts receivable of $23,429; a decrease in customer deposits of $27,393 and an increase in deposits of $425.

Investing Activities

There were no investing activities for the quarters ended March 31, 2012 and 2011.

Financing Activities

Financing activities for the three months ended March 31, 2012 resulted in a cash inflow of $891,404 and included cash inflows from the issuance of convertible debentures of $900,000, reduced by repayment of a $7,000 shareholder advance and payments on long-term debt of $1,596. Financing activities resulted in a cash inflow of $978,846 for the three months ended March 31, 2011 and included cash inflows from the issuance of common stock of $980,366 reduced by cash outflows for payments on long-term debt of $1,520.

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

We require funds to enable us to address our minimum current and ongoing expenses, expand marketing and promotion activity connected with the development and marketing of our products and to generate market share. Our cash on hand will not be sufficient to satisfy all of our cash requirements as we continue to progress and expand. We estimate that we will require between $7,000,000 and $10,000,000 to carry out our business plan for the next twelve months. Because we cannot anticipate when we will be able to generate significant revenues from sales, we will need to raise additional funds to continue to finalize engineering design and validation, develop new business, respond to competitive pressures and respond to unanticipated requirements or expenses. If we are not able to generate significant revenues from the sale of our products, we will not be able to maintain our operations or achieve a profitable level of operations.

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

Liquidity and Capital Resources

As of March 31, 2012, we had current assets of $217,544 including cash of $51,190 and current liabilities of $2,742,484. As of December 31, 2011, we had current assets of $267,717 including cash of $89,488 and current liabilities of $1,936,648.

Our cash balance at the end of March 2012 is very low. This resulted in a delay in payment of a portion of AMP’s payroll for the month of March 2012 and will impact the payment of our outstanding accounts payable balance. If we do not raise capital in the immediate future, we will be required to lay off additional employees and cease operations by May 31, 2012. We are currently evaluating several options for financing, but there are no guarantees that we will raise capital or that if we do raise the capital it will be on acceptable terms.

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

Distribution Agreements

Northern Lights Energy of Iceland

On April 14, 2011, the Company entered into a Distribution Agreement with Northern Lights Energy ehf. (“NLE”), an Icelandic company that operates in the energy and transportation sectors, pursuant to which the Company will manufacture, assemble, produce, and sell Company products to NLE in exchange for granting NLE the exclusive right within the country of Iceland (the “Territory”) to:

•	promote the use of the Company’s electric vehicles in the Territory, to develop and maintain a sales and service;
•	network the Company products throughout the Territory to retail, business, fleet, institutional and governmental customers;
•	promote the sale of Company products throughout the Territory;
•	promote the Company brand throughout the Territory;
•	advertise the Company’s products throughout the Territory; and
•	manage customer relationships and provide best in class after sales service to customers of Company products in the Territory.

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

Subject to a Definitive Agreement, U-Go is to have exclusive territory control of the following Islands initially: Grand Cayman, Cayman Brac, Little Cayman, Jamaica, St. John, St. Thomas, St. Kitt, Bermuda, The Bahamas, and Barbados (the “Territory”). U-Go shall have "Right of First Refusal" for any other candidates seeking to become a distributor of AMP in a Caribbean Island. In exchange U-Go agrees to use its best efforts to develop and promote the sale of AMP Products in the Territory including but not limited to:

•	promote the sale of AMP Products throughout the Territory;
•	promote the AMP Brand throughout the Territory;
•	advertise AMP Products and the AMP Brand throughout the Territory in appropriate advertising media and in a manner ensuring proper and adequate publicity for AMP Products; and
•	manage customer relationships and provide best in class after sales service to Customers of AMP Products in the Territory.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company, we are not required to include disclosure under this item.

Item 4. Controls and Procedures

As of the end of the period covered by this Quarterly Report, our Chief Executive Officer and Chief Financial Officer performed an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on the evaluation and the identification of the material weaknesses in internal control over financial reporting described below, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2012, the Company's disclosure controls and procedures were not effective.

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

Our Chief Executive Officer and Chief Financial Officer have conducted an assessment of our internal control over financial reporting as of March 31, 2012. Management's assessment of internal control over financial reporting was conducted using the criteria in Internal Control over Financial Reporting – Guidance for Smaller Public Companies issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis. In connection with management's assessment of our internal control over financial reporting as required under Section 404 of the Sarbanes-Oxley Act of 2002, we identified the following material weaknesses in our internal control over financial reporting as of March 31, 2012:

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

Because of the material weaknesses noted above, management has concluded that we did not maintain effective internal control over financial reporting as of March 31, 2012, based on Internal Control over Financial Reporting - Guidance for Smaller Public Companies issued by COSO.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2012 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

We are currently not a party to any legal or administrative proceedings and are not aware of any pending or threatened legal or administrative proceedings against us in all material aspects. We may from time to time become a party to various legal or administrative proceedings arising in the ordinary course of our business.  We are delinquent in payments to suppliers and vendors which have turned their accounts receivable balances over to collection agencies in order to collect their past due balances.

Item 1A. Risk Factors

We require capital for our operations as we are currently significantly undercapitalized and if we are unable to raise capital in the near future we will cease operations.

Our cash balance at the end of March, 2012 is very low. This resulted in a delay in payment of a portion of AMP’s payroll for the month of March 2012 and will impact the payment of our outstanding accounts payable balance. If we do not raise capital in the immediate future, we will be required to lay off additional employees and cease operations by May 31, 2012 if not sooner. We are currently evaluating several options for financing, but there are no guarantees that we will raise capital or that if we do raise the capital it will be on acceptable terms.

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

AMP has incurred a net loss amounting to $18,259,501 for the period from inception (February 20, 2007) through March 31, 2012. In addition, as of March 31, 2012, AMP has a working capital deficiency of $2,524,940. If we incur additional significant operating losses, our stock price, may decline, perhaps significantly.

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

In the electric vehicle market in the United States, we compete with large manufacturers, including GM, Toyota (Rav 4),Tesla, Nissan, EVI, Smith Electric who have more significant financial resources, established market positions, long-standing relationships with customers and dealers, and who have more significant name recognition, technical, marketing, sales, manufacturing, distribution, financial and other resources than we do. Each of these companies is currently selling a hybrid or electric vehicle or is working to develop, market and sell advanced technology vehicles in the United States market. The resources available to our competitors to develop new products and introduce them into the marketplace exceed the resources currently available to us. As a result, our competitors may be able to compete more aggressively and sustain that competition over a longer period of time that we can. This intense competitive environment may require us to make changes in our products, pricing, licensing, services, distribution, or marketing to develop a market position. Each of these competitors has the potential to capture market share in our target markets, which could have an adverse effect on our position in our industry and on our business and operating results.

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

We currently have a limited prospective customer base and expect that a significant portion of our future sales will be from a limited number of customers and the loss of any of these high volume customers could materially harm our business.

A significant portion of our projected future revenue is expected to be generated from a limited number of vehicle customers. Additionally, much of our business model is focused on building relationships with our largest customers. Currently we have no contracts with customers that include long-term commitments or minimum volumes that ensure future sales of vehicles. As such, a customer may take actions that affect us for reasons that we cannot anticipate or control, such as reasons related to the customer’s financial condition, changes in the customer’s business strategy or operations or as the result of the perceived performance or cost-effectiveness of our vehicles. The loss of or a reduction in sales or anticipated sales to our most significant customers could have an adverse effect on our business, prospects, financial condition and operating results.

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

The modern electric vehicle industry is in its infancy and has experienced substantial change in the last few years. To date, demand for and interest in electric vehicles has been slower than forecasted by industry experts. As a result, growth in the electric vehicle industry depends on many factors, including, but not limited to:

•	continued development of product technology, especially batteries
•	the environmental consciousness of customers
•	the ability of electric vehicles to successfully compete with vehicles powered by internal combustion engines
•	limitation of widespread electricity shortages; and
•	whether future regulation and legislation requiring increased use of non-polluting vehicles is enacted

We cannot assume that growth in the electric vehicle industry will continue. Our business may suffer if the electric vehicle industry does not grow or grows more slowly than it has in recent years or if we are unable to maintain the pace of industry demands.  Due to the competitiveness of the industry and its capital requirements, several EV manufacturers and EV suppliers have ceased operations.

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

Dealers are often hesitant to provide their own financing to contribute to a product distribution network. As a result, we anticipate that we may have to provide financing or other consignment sale arrangements for dealers who would like to participate as our planned regional distribution centers. The further expansion of our product distribution network will require a significant capital investment and will require extensive amounts of time from our management. A capital investment such as this presents many risks, foremost among them being that we may not realize a significant return on our investment if the network is not profitable. Our inability to collect receivables from dealers could cause us to suffer losses. Lastly, the amount of time that our management will need to devote to this project may divert them from performing other functions necessary to assure the success of our business.

Vehicle dealer and distribution laws could adversely affect our ability to sell our commercial electric vehicles.

Sales of our vehicles are subject to international, state and local vehicle dealer and distribution laws. To the extent such laws prevent us from selling our vehicle to customers located in a particular jurisdiction or require us to retain a local dealer or distributor or establish and maintain a physical presence in a jurisdiction in order to sell vehicles in that jurisdiction, our business, prospects, financial condition and operating results could be adversely affected. Anticipated repeal of value added tax for electric vehicles in Iceland has not yet been approved, thereby pushing out the development phase of the Distribution Agreement. The current forecast for approval is May 2012.

Regulatory requirements may have a negative impact upon our business.

While our products are subject to substantial regulation under federal, state, and local laws, we believe that our products are or will be materially in compliance with all applicable laws. However, to the extent the laws change, or if we introduce new products in the future, some or all of our products may not comply with applicable federal, state, or local laws. Further, certain federal, state, and local laws and industrial standards currently regulate electrical and electronics equipment. Although standards for electric vehicles are under develpment and as such, may not be widely accepted as industry standards, our products may become subject to federal, state, and local regulation in the future. Compliance with these regulations could be burdensome, time consuming, and expensive.

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

The battery packs in our electric vehicles use lithium-ion cells, which have been used for years in laptop computers and cell phones. On rare occasions, if not appropriately managed and controlled, lithium-ion cells can rapidly release the energy they contain by venting smoke and flames in a manner that can ignite nearby materials. Highly publicized incidents of litium batteries involved in thermal incidents have focused consumer attention on the safety of these cells and could potentially lead to adverse law suits. Any such adverse publicity could adversely affect our business, prospects, financial condition and operating results.

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

We have not voluntarily implemented various corporate governance measures, in the absence of which, shareholders may have more limited protections against interested director transactions, conflict of interest and similar matters.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

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

In March 2012 the Company settled outstanding invoices for legal and consulting services totaling $60,000 by issuing 177,515 shares of common stock.

This issuance of these above securities is exempt from the registration requirements under Rule 4(2) of the Securities Act of 1933, as amended, and/or Rule 506 as promulgated under Regulation D.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Status of Current Obligations

Cash

The cash balance at the end of March and April 2012 is very low. This resulted in a delay in payment of a portion of the company’s payroll for the months of March and April and will impact the payment of our outstanding accounts payable balance. Additional funds from the Company’s outstanding Convertible Debentures could supplement our cash balance in the near term and allow the payment of outstanding payroll as well as the payment of a portion of overdue accounts payable balances.

Payroll

The December 31, 2011 payroll was paid on January 10, 2012 while the officers and executive payroll for December 2011was further delayed until February 2, 2012 due to timing of receipt of funds. The February 2012 payroll for Officers and Executives has been deferred and 50% of their pay was paid on March 30, 2012. The March 2012 and April 2012 payroll for Officers and Executives has also been delayed.  At the end of April the executives payroll will be 2 ½ months in arrears. The remaining workforce was paid approximately 70% of their March 2012 pay. The remaining 30% was paid at the end of April, and their April pay was paid 5 days late. Additionally, the Board of Directors agreed to defer their Board pay until significant investor funds are received. Board compensation has not been paid since August 2011.

Should further investment capital not be raised to adequately fund payroll, it can be expected that further staff layoffs will be required and executive resignations will occur.

Accounts Payable

The company has numerous delinquent current obligations to suppliers, employees and business contracts. As of March 31, 2012 the accounts payable balance is $1,290,465. Obligations are being prioritized for payment as the timing of receipt of funds allows. Proactive communications to suppliers for delinquent current obligations have been ongoing. Additionally, several suppliers have been offered AMP company stock in exchange of foregoing the balance due to them.  Several suppliers have turned over their accounts receivable account to  collection agengies.  Current purchases are being made on a COD basis.

Key Personnel Changes

Effective January 1, 2012, Lerick Chissus, Director of Supply Chain Management left the company to pursue other opportunities. His function is being performed by the Company’s purchasing manager.

Effective February 1, 2012 Al Pizzimenti, Director of Vehicle Engineering is on temporary leave until additional investor funds are received. Al as agreed to consult “on call” as needed pending full time recall.

Effective March 1, 2012, Don Wires, Director of New Technology Engineering retired from full-time employment with the Company. He has agreed to perform an advisory role post-retirement and reduce his work schedule to one day per week.

Additionally, six full time staff engineers, one part time staff engineer and one sales employee either voluntarily left the company, were terminated or laid off during 2011 and early 2012. None of these employees have been replaced at this time.

Effective March 29, 2012, Maggie M. Moran and Nancy M. Dunlap resigned as members of the Board of Directors for personal reasons.

On April 13, 2012, the Company entered into an Agreement and General Release (the “Agreement”) with Joseph Paresi, Chairman of the Board, pursuant to which Mr. Paresi has resigned from all positions that he held at the Company.  Under the terms of the Agreement, the Company is to pay to Mr. Paresi $30,000 in unpaid director fees and $1,235 in past expenses (the “Payment Amount”).  The Payment Amount is to be paid in full upon the earlier of the Company raising $1,000,000 or the Company commencing the payment of Director compensation to James Taylor, CEO of the Company.  Further, all parties have agreed that Mr. Paresi’s December 2010 Options and May 2011 Options have vested in accordance with the standard schedule and all remaining options that are unvested shall terminate.

Vehicle Development Agreements

The Company is in the development stage for EV conversions for commercial trucks.  The target market is high mileage existing urban delivery trucks for re-power conversion to 100% electric as well as new vehicle supply via truck OEM’s.  The Company has signed development agreements with Navistar (OEM) & FedEx (parcel delivery company) for this specific purpose.

Federal Express

On March 30, 2012 the Company signed an agreement with FedEx to convert two of FedEx’s delivery vehicles to 100% electric.  The purpose of the agreement is to supply demonstration vehicles for FedEx evaluation.  A successful demonstration project may provide the potential to sell additional vehicle conversions to FedEx in the future.

Navistar

On April 10, 2012 the Company entered into a development and supply agreement with Navistar International Corporation whereby AMP will develop all electric heavy duty commercial step vans for Navistar.  AMP is required to delivery two vans by summer 2012 and, if the vans are acceptable to Navistar, Navistar may order additional vans from AMP going forward.

Item 6. Exhibits

Exhibit No.	Description
3.1	Certificate of Designation for Series A Preferred Stock (1)
3.2	Certificate of Change (6)
3.3	Certificate of Correction (6)
3.4	Articles of Merger (7)
3.5	Certificate of Correction (Articles of Merger) (7)
3.6	Certificate of Amendment to the Certificate of Incorporation (9)
4.1	Form of Subscription Agreement by and between Title Starts Online, Inc. and the January 2010 Accredited Investors (2)
4.2	6% Promissory Note issued by Title Starts Online, Inc. on March 1, 2010 (3)
4.3	Form of Subscription Agreement by and between Title Starts Online, Inc. and the March 2010 Accredited Investors (4)
4.4	Form of Subscription Agreement by and between AMP Holding Inc. and Accredited Investors (11)
4.5	Form of Subscription Agreement by and between AMP Holding Inc. and May 2011 Accredited Investors (15)
4.6	Stock Option to acquire 500,000 shares of common stock issued to Joseph Paresi dated May 25, 2011 (16)
4.7	Stock Option to acquire 1,000,000 shares of common stock issued to Joseph Paresi dated May 25, 2011 (16)
4.8	Common Stock Purchase Warrant to acquire 500,000 shares of common stock issued to Joseph Paresi dated May 25, 2011 (16)
4.9	Stock Option to acquire 500,000 shares of common stock issued to James Taylor dated May 25, 2011 (16)
4.10	Common Stock Purchase Warrant to acquire 500,000 shares of common stock issued to James Taylor dated May 25, 2011 (16)
4.11	Stock Option to acquire 500,000 shares of common stock issued to Stephen Burns dated May 25, 2011 (16)
4.12	Common Stock Purchase Warrant to acquire 500,000 shares of common stock issued to Stephen Burns dated May 25, 2011 (16)
4.13	Promissory Note issued by AMP Holding Inc. on October 31, 2011 (17)
4.14	Security Agreement by and between AMP Holding Inc. and Stephen Burns dated October 31, 2011 (17)
4.15	Form of Securities Purchase Agreement (18)
4.16	Form of Secured Convertible Debenture (18)
4.17	Form of Common Stock Purchase Warrant (18)
4.18	Form of Security Agreement (18)
10.1	Share Exchange Agreement dated as of December 28, 2009 by and among Advanced Mechanical Products, Inc., the shareholders of Advanced Mechanical Products, Inc. and Title Starts Online, Inc. (1)
10.2	Agreement and Release between Title Starts Online, Inc. and Mark DeFoor dated December 29, 2009 (1)
10.3	Conversion Agreement between Title Starts Online, Inc. and Bowden Transportation, Inc. dated December 28, 2009 (1)
10.4	Conversion Agreement between Title Starts Online, Inc. and Han Solutions II, LLC dated December 28, 2009 (1)
10.5	Conversion Agreement between Title Starts Online, Inc. and Ziu Zhang dated December 28, 2009 (1)
10.6	Director Agreement by and between AMP Holding Inc. and Nancy Dunlap dated August 23, 2010 (8)
10.7	Director Agreement by and between AMP Holding Inc, and James E. Taylor dated October 11, 2010 (10)
10.8	Employment Agreement by and between AMP Holding Inc. and James Taylor dated December 8, 2010 (12)
10.9	Employment Agreement by and between AMP Holding Inc. and Stephen S. Burns dated December 8, 2010 (12)
10.10	Director Agreement by and between AMP Holding Inc. and Joseph Paresi dated December 8, 2010 (12)
10.11	Employment Agreement by and between AMP Holding Inc. and Paul V. Gonzales dated January 12, 2011 (13)
10.12	Distribution Agreement by and between AMP Holding Inc. and Northern Lights Energy ehf. dated April 14, 2011 (14)
10.13	Agreement and General Release by and between AMP Holding Inc. and Joseph Paresi dated April 13, 2012 (19)
16.1	Letter from Schumacher & Associates, Inc. (5)
21.1	List of Subsidiaries(1)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
EX-101.INS	XBRL INSTANCE DOCUMENT
EX-101.SCH	XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT
EX-101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE
EX-101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE
EX-101.LAB	XBRL TAXONOMY EXTENSION LABELS LINKBASE
EX-101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

(1)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on January 4, 2010.
(2)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on February 4, 2010.
(3)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on March 4, 2010.
(4)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on March 17, 2010.
(5)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on March 18, 2010.
(6)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on May 25, 2010.
(7)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on May 25, 2010.
(8)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on August 27, 2010.
(9)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on September 10, 2010.
(10)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on October 19, 2010.
(11)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on December 6, 2010.
(12)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on December 13, 2010.
(13)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on January 14, 2011.
(14)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on April 20, 2011.
(15)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on May 12, 2011.
(16)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on June 1, 2011.
(17)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on November 4, 2011.
(18)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on February 28, 2012.
(19)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on April 19, 2012.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

AMP HOLDING INC.

Dated: May 15, 2012	By:	/s/ James E. Taylor
Name: James E. Taylor
Title: Chief Executive Officer and Vice Chairman of the Board of Directors (Principal Executive Officer

Dated: May 15, 2012	By:	/s/ Paul V. Gonzales
Name: Paul V. Gonzales
Title: Chief Financial Officer (Principal Financial Officer)