Form 10-Q
period 2012-06-30
AMP Holding Inc.
filed 2012-08-14
CIK 1425287

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

or

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $0.001 par value per share	38,912,165
(Class)	(Outstanding at August 10, 2012)

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements
AMP Holding Inc.
(A Development Stage Company)
Balance Sheets
June 30, 2012 and December 31, 2011

Assets	June 30, 2012 (Unaudited)	December 31, 2011

Current assets:
Cash	$34,011	$89,488
Accounts receivable	5,019	5,019
Inventory	122,000	122,000
Prepaid expenses and deposits	39,335	51,210
	200,365	267,717
Property, plant and equipment:
Software	27,721	27,721
Leasehold improvements	19,225	19,225
Equipment	178,124	149,371
Vehicles and prototypes	189,746	189,746
	414,816	386,063
Less accumulated depreciation	236,771	203,886
	178,045	182,177

	$378,410	$449,894

Liabilities and Stockholders' Equity (Deficit)

Current liabilities:
Accounts payable	$1,567,638	$1,367,367
Accounts payable, related parties	293,904	211,640
Customer deposits	25,000	25,000
Shareholder advances	43,000	312,000
Convertible debentures	1,384,407	-
Current portion of long-term debt	23,096	20,641
	3,337,045	1,936,648

Long-term debt	63,889	69,550

Commitments and contingencies	-	-

Stockholders' equity (deficit):
Series A preferred stock, par value of $.001 per share, 75,000,000 shares authorized, 0 shares issued and outstanding at
June 30, 2012 and December 31, 2012	-	-
Common stock, par value of $.001 per share 250,000,000 shares authorized,
38,912,165 shares issued and outstanding at June 30, 2012 and
38,734,650 shares issued and outstanding at December 31, 2011	38,912	38,735
Additional paid-in capital	12,210,296	12,063,860
Stock based compensation	3,659,796	3,439,870
Accumulated deficit during the development stage	(18,931,528)	(17,098,769)
	(3,022,524)	(1,556,304)

	$378,410	$449,894

See accompanying notes to financial statements.

AMP Holding Inc.
(A Development Stage Company)
Statements of Operations
For the Three and Six Months Ended June 30, 2012 and 2011
and for the Period From Inception,
February 20, 2007 to June 30, 2012

					Since Date of Inception, February 20, 2007 to June 30, 2012 (Unaudited)
	Three Months Ended		Six Months Ended
	June 30, 2012 (Unaudited)	June 30, 2011 (Unaudited)	June 30, 2012 (Unaudited)	June 30, 2011 (Unaudited)

Sales	$222,098	$107,535	$222,098	$190,035	$552,840

Expenses:
Payroll and payroll taxes	398,223	715,762	949,145	1,341,169	6,502,759
Employee benefits	42,243	68,086	86,860	133,938	582,939
Stock based compensation	66,894	866,581	219,926	1,199,361	3,677,536
Batteries and motors and supplies	130,220	338,816	123,507	750,856	2,618,156
Vehicles, development and testing	-	-	57,786	-	322,201
Legal and professional	42,520	111,729	154,158	281,275	1,585,029
Advertising	23,276	81,861	58,418	169,389	895,315
Consulting	12,289	125,140	74,468	226,146	1,118,810
Engineering, temporary labor	-	2,274	870	18,855	247,919
Travel and entertainment	19,169	76,273	48,906	110,807	448,033
Depreciation	16,682	16,180	32,885	27,922	262,263
Rent	38,625	28,200	76,972	56,250	380,401
Insurance	20,426	37,015	37,753	64,674	306,465
Facilities, repairs & maintenance	6,673	20,291	12,715	33,099	174,950
Utilities	8,514	5,365	18,863	14,834	114,204
Interest and bank fees	61,402	1,244	85,871	2,532	112,311
Loss on sale of assets	-	-	-	-	13,090
Other	6,969	23,509	15,754	32,676	121,987
	894,125	2,518,326	2,054,857	4,463,783	19,484,368

Net loss during the development stage	$(672,027)	$(2,410,791)	$(1,832,759)	$(4,273,748)	$(18,931,528)

Basic and diluted loss per share	$(0.02)	$(0.07)	$(0.05)	$(0.14)	$(0.80)

Weighted average number of common
shares outstanding	38,912,165	32,192,843	38,838,960	30,235,598	23,564,089

See accompanying notes to financial statements.

AMP Holding Inc.
(A Development Stage Company)
Statements of Stockholders' Equity (Deficit)
From Inception, February 20, 2007
to June 30, 2012

	Common Stock		Series A Preferred Stock		Additional	Stock	Accumulated Deficit During the	Total Stockholders'
	Number of Shares	Amount	Number of Shares	Amount	Paid-in Capital	Based Compensation	Development Stage	Equity (Deficit)

Beginning capital - inception	-	$-	-	$-	$-	$-	$-	$-

Issuance of common stock, and fulfillment
of stock subscriptions receivable	7,210	900,000	-	-	-	-	-	900,000
Net loss from operations, period of inception,
February 20, 2007 to December 31, 2007	-	-	-	-	-	-	(456,145)	(456,145)
	7,210	$900,000	-	$-	$-	$-	$(456,145)	$443,855

Issuance of common stock, and fulfillment
of stock subscriptions receivable	4,305	875,000	-	-	-	-	-	875,000
March 10, 2008 stock dividend	62,720	-	-	-	-	-	-	-
Share based compensation for the year
ended December 31, 2008	-	9,757	-	-	-	-	-	9,757
Net loss from operations for the year
ended December 31, 2008	-	-	-	-	-	-	(1,383,884)	(1,383,884)
	74,235	$1,784,757	-	$-	$-	$-	$(1,840,029)	$(55,272)

January 1, 2009 stock re-pricing agreement	18,025	-						-
Issuance of common stock, and fulfillment
of stock subscriptions receivable	168,210	753,511	-	-	49,989	-	-	803,500
Share based compensation to
December 28, 2009	-	7,983	-	-	-	-	-	7,983
Shares issued out of stock option plan on
December 31, 2009	3,220	-	-	-	-	-	-	-
Net effect of purchase accounting adjustments	17,508,759	(2,528,479)	-	-	2,528,479	-	-	-
Conversion of convertible notes	-	-	8,375	8	264,992	-	-	265,000
Net loss from operations for the year
ended December 31, 2009	-	-	-	-	-	-	(1,524,923)	(1,524,923)
	17,772,449	$17,772	8,375	$8	$2,843,460	$-	$(3,364,952)	$(503,712)

Conversion of convertible note	29,750	30	-	-	9,970	-	-	10,000
Issuance of preferred stock, and fulfillment
of stock subscriptions receivable	-	-	625	1	24,999	-	-	25,000
Issuance of common stock, and fulfillment
of stock subscriptions receivable	9,808,566	9,809	-	-	3,682,530	-	-	3,692,339
Conversion of account payable	101,636	102	-	-	86,898	-	-	87,000
Share based compensation for the year
ended December 31, 2010	-	-	-	-	-	1,436,979	-	1,436,979
Net loss from operations for the year
ended December 31, 2010	-	-	-	-	-	-	(5,028,106)	(5,028,106)
	27,712,401	$27,713	9,000	$9	$6,647,857	$1,436,979	$(8,393,058)	$(280,500)

Issuance of common stock, and fulfillment
of stock subscriptions receivable	9,912,447	9,911	-	-	5,404,830	-	-	5,414,741
Stock options and warrants exercised	38,692	39	-	-	12,236	-	-	12,275
Conversion of preferred stock to common stock	1,071,110	1,072	(9,000)	(9)	(1,063)	-	-	-
Share based compensation for the year
ended December 31, 2011	-	-	-	-	-	2,002,891	-	2,002,891
Net loss from operations for the year
ended December 31, 2011	-	-	-	-	-	-	(8,705,711)	(8,705,711)
	38,734,650	$38,735	-	$-	$12,063,860	$3,439,870	$(17,098,769)	$(1,556,304)

Issuance of detached warrants in conection
with convertible debentures	-	-	-	-	86,613	-	-	86,613
Conversion of account payable	177,515	177	-	-	59,823	-	-	60,000
Share based compensation for the six months
ended June 30, 2012	-	-	-	-	-	219,926	-	219,926
Net loss from operations for the six months
ended June 30, 2012	-	-	-	-	-	-	(1,832,759)	(1,832,759)
	38,912,165	$38,912	-	$-	$12,210,296	$3,659,796	$(18,931,528)	$(3,022,524)

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

AMP Holding Inc.
(A Development Stage Company)
Statements of Cash Flows
For the Three and Six Months Ended June 30, 2012 and 2011
and for the Period From Inception,
February 20, 2007 to June 30, 2012

					Since Date of Inception, February 20, 2007 to June 30, 2012 (Unaudited)
	Three Months Ended		Six Months Ended
	June 30, 2012 (Unaudited)	June 30, 2011 (Unaudited)	June 30, 2012 (Unaudited)	June 30, 2011 (Unaudited)

Cash flows from operating activities:
Net loss during the development stage	$(672,027)	$(2,410,791)	$(1,832,759)	$(4,273,748)	$(18,931,528)
Adjustments to reconcile net loss from operations
to cash used by operations:
Depreciation	16,682	16,180	32,885	27,922	262,263
Loss on sale of assets	-	-	-	-	13,090
Stock based compensation	66,894	866,581	219,926	1,199,361	3,677,536
Amortized discount on convertible debentures	27,896	-	31,770	-	31,770
Legal and consulting services	-	-	60,000	-	197,000
Effects of changes in operating assets and liabilities:
Accounts receivable	-	5,594	-	29,023	(5,019)
Inventory	-	(82,000)	-	(82,000)	(122,000)
Prepaid expenses and deposits	-	(5,325)	11,875	(5,750)	(39,335)
Accounts payable	277,173	(297,536)	200,271	44,764	1,567,638
Accounts payable, related parties	19,316	(44,649)	82,264	(19,842)	293,904
Customer deposits	-	(25,000)	-	(52,393)	25,000

Net cash used by operations	(264,066)	(1,976,946)	(1,193,768)	(3,132,663)	(13,029,681)

Cash flows from investing activities:
Capital expenditures	(28,753)	(86,348)	(28,753)	(86,348)	(376,650)
Proceeds on sale of assets	-	-	-	-	32,900

Net cash used by investing activities	(28,753)	(86,348)	(28,753)	(86,348)	(343,750)

Cash flows from financing activities:
Proceeds from debentures and notes payable	539,250	-	1,439,250	-	1,599,250
Payments on notes payable	-	-	-	-	(150,000)
Proceeds from long-term debt	-	-	-	-	50,000
Payments on long-term debt	(1,610)	(1,532)	(3,206)	(3,052)	(11,379)
Shareholder advances	(262,000)	-	(269,000)	-	43,000
Issuance of common and preferred stock	-	3,529,651	-	4,510,017	11,876,571

Net cash provided by financing activities	275,640	3,528,119	1,167,044	4,506,965	13,407,442

Change in cash and cash equivalents	(17,179)	1,464,825	(55,477)	1,287,954	34,011
Cash and cash equivalents at inception, February 20, 2007					-
Cash and cash equivalents at December 31, 2010				385,293
Cash and cash equivalents at March 31, 2011		208,422
Cash and cash equivalents at June 30, 2011		$1,673,247		$1,673,247
Cash and cash equivalents at December 31, 2011			89,488
Cash and cash equivalents at March 31, 2012	51,190
Cash and cash equivalents at June 30, 2012	$34,011		$34,011		$34,011

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

AMP Holding Inc.
(A Development Stage Company)
 Notes to Financial Statements
For the Three and Six Months Ended June 30, 2012 and 2011
and for the Period From Inception,
February 20, 2007 to June 30, 2012
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

AMP Holding Inc.
(A Development Stage Company)
 Notes to Financial Statements
For the Three and Six Months Ended June 30, 2012 and 2011
and for the Period From Inception,
February 20, 2007 to June 30, 2012
(Unaudited)

Basis of presentation
The financial statements have been prepared on a going concern basis, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  However, the Company has limited revenues and has negative working capital and stockholders’ deficits. During the first half of 2012 the lack of liquidity delayed the Company from paying its employees their full salaries.  Employee layoffs have occurred and additional layoffs are considered as a means of conserving cash. These conditions raise substantial doubt about the ability of the Company to continue as a going concern.

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

Software:  6 years
Equipment:  5 years
Vehicles and prototypes:  3 - 5 years

AMP Holding Inc.
(A Development Stage Company)
 Notes to Financial Statements
For the Three and Six Months Ended June 30, 2012 and 2011
and for the Period From Inception,
February 20, 2007 to June 30, 2012
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

Advertising
Advertising and public relation costs are charged to operations when incurred. Advertising and public relation expense was approximately $23,000 and $82,000 for the three months ended June 30, 2012 and 2011, and $58,000 and $169,000 for the six months ended June 30, 2012 and 2011, and $895,000 for the period from inception to June 30, 2012, respectively consisting primarily of travel and related expenses for attendance at car shows and industry expositions.

AMP Holding Inc.
(A Development Stage Company)
 Notes to Financial Statements
For the Three and Six Months Ended June 30, 2012 and 2011
and for the Period From Inception,
February 20, 2007 to June 30, 2012
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

As no taxable income has occurred from the date of this merger to June 30, 2012 cumulative deferred tax assets of approximately $4,049,400 are fully reserved, and no provision or liability for federal or state income taxes has been included in the financial statements.  Net operating losses of approximately $3,600,000 are available for carryover to be used against taxable income generated through 2030, net operating losses of approximately $6,700,000 are available for carryover to be used against taxable income generated through 2031, and net operating losses of approximately $1,610,000 are available for carryover to be used against taxable income generated through 2032.  The Company had not filed income tax returns during its period as a shell company.

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

Research and development costs
The Company expenses research and development costs as they are incurred.  Research and development expense incurred was approximately $535,000 and $1,137,000 for the three months ended June 30, 2012 and 2011, and $1,176,000 and $2,256,000 for the six months ended June 30, 2012, and 2011, and $10,790,000 for the period from inception to June 30, 2012, respectively, consisting of consulting, payroll, payroll taxes, engineering temporaries, purchased supplies, legal fees, parts and small tools.

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

AMP Holding Inc.
(A Development Stage Company)
 Notes to Financial Statements
For the Three and Six Months Ended June 30, 2012 and 2011
and for the Period From Inception,
February 20, 2007 to June 30, 2012
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

From July 2, 2012 through July 31, 2012, the Company entered into Securities Purchase Agreements and Security Agreements with several accredited investors (the “2012 Investors”) providing for the sale by the Company to the 2012 Investors of Secured Convertible Debentures in the aggregate amount of $500,000 (the "2012 Notes").  The Company received the proceeds in connection with these financings between July 2, 2012 and August 8, 2012.  The 2012 Notes mature one year from their respective effective dates (the "Maturity Dates") and interest associated with the 2012 Notes is 10% per annum, which is payable on the Maturity Dates.  The 2012 Notes are convertible into shares of common stock of the Company, at the 2012 Investors’ option, at a conversion price of $0.50.  Upon the closing of any financing in an amount greater than $3,000,000 (the “Financing”), the Company, in its sole discretion, may require that the 2012 Notes be converted into securities of the Company at the same terms of the Financing.

On August 10, 2012, the Company and James E. Taylor (“Taylor”) entered into an Agreement (the “Release”) pursuant to which Taylor resigned as the CEO of the Company and continues to serve as the Chairman of the Board of Directors of the Company.  Additionally, under the terms of the Release the Company and Taylor settled the amount of fees owing to Taylor for serving as the Company’s CEO.  For serving as the Chairman of the Board of Directors, the Company issued to Taylor a stock option to acquire 300,000 shares of common stock at an exercise price of $0.15.  In consideration for Taylor’s execution of the Release, the Company agreed to pay Taylor the amount of $87,500 in back pay and $43,333 in past Board of Directors fees (collectively, the “Amount”).  Upon raising adequate capital, the Company agreed to use its best efforts to develop a payment schedule with respect to the Amount owed to Taylor.  The Company will not make any other payments to or on behalf of Taylor, whether in the form of bonuses, severance, paid time off, profit sharing, or otherwise.

2.	CONVERTIBLE DEBENTURES AND LONG-TERM DEBT

From January 6, 2012 through June 30, 2012, the Company entered into Securities Purchase Agreements and Security Agreements with several accredited investors (the “2012 Investors”) providing for the sale by the Company to the 2012 Investors of Secured Convertible Debentures in the aggregate amount of $1,439,250 (the "2012 Notes").  The Company received the proceeds in connection with these financings between January 6, 2012 and June 30, 2012.  Further a shareholder, director and officer converted secured and unsecured loans provided to the Company from September 30, 2011 to June 5, 2012 in the aggregate amount of $389,250 into the 2012 Notes and 2012 Warrants.  The 2012 Notes mature one year from their respective effective dates (the "Maturity Dates") and interest associated with the 2012 Notes is 10% per annum, which is payable on the Maturity Dates.  The 2012 Notes are convertible into shares of common stock of the Company, at the 2012 Investors’ option, at a conversion price of $0.50.  Upon the closing of any financing in an amount greater than $3,000,000 (the “Financing”), the Company, in its sole discretion, may require that the 2012 Notes be converted into securities of the Company at the same terms of the Financing.

In addition to the 2012 Notes, the 2012 Investors also received common stock purchase warrants (the “2012 Warrants”) to acquire 1,439,250 shares of common stock of the Company.  The 2012 Warrants are exercisable for three years at an exercise price of $0.50.  The value of the detachable 2012 Warrants was determined using a lattice-based valuation model that used an expected volatility, estimated by management as 50% based on a range of forecasted results, and an expected risk-free rate of return, based on market yields in effect on the grant dates for United States Treasury debt securities with a three year maturity.  The $86,613 value of the detachable 2012 Warrants was recorded as an increase in additional paid-in capital and a discount against the 2012 Notes.  The discount on the 2012 notes is being amortized as interest expense over one year.

The 2012 Notes and the 2012 Warrants carry standard anti-dilution provisions but in no event may the conversion price be reduced below $0.25.  Further, the 2012 Investors will have the right to participate in the next financing on a pro-rata basis up to $1,000,000.

Long-term debt consists of three notes payable.  The first is a $22,048 note payable to a bank due in monthly installments of $635 including interest at 5.04%, with the final payment due August 2015. The note is secured by equipment which has a net book value of $21,173 at June 30, 2012. The second is a $14,937 note payable due in monthly installments of $439 including interest at 8.00% with the final payment due December 2014.  The note is secured by equipment which has a net book value of $13,194 at June 30, 2012.  The third is a $50,000 note payable to the City of Loveland due in annual payments of $10,241 including interest at 0.80% with the final payment due October 2016.

Aggregate maturities of long-term debt are as follows:

2012	$17,435
2013	21,416
2014	23,147
2015	14,822
2016	10,165
$86,985

The note payable to the City of Loveland contains incentives whereby each annual payment may be forgiven by the City upon the Company meeting minimum job creation benchmarks of an average of 40 full time employees during the preceding 12 month period and an average monthly payroll of $250,000.

3.	SHAREHOLDER ADVANCES

On November 30, 2009, a shareholder, director and officer of the company advanced $43,000 to the Company for working capital needs.  In consideration of such advance, the Company issued a Promissory Note with interest at 3% per annum due November 1, 2011.  The maturity date for this note was extended to September 30, 2012.

In addition, on September 30, 2011, October 31, 2011, May 30, 2012, May 31, 2012 and June 5, 2012 the same shareholder advanced $62,000, $200,000, $12,250, $15,000 and $100,000, respectively, to the Company for working capital needs.  In consideration of these advances, the Company issued Promissory Notes with interest rates from 6% to 10% per annum due September 30, 2012.  On June 30, 2012, these secured and unsecured loans in the aggregate amount of $389,250 were converted into the 2012 Notes and 2012 Warrants.

AMP Holding Inc.
(A Development Stage Company)
 Notes to Financial Statements
For the Three and Six Months Ended June 30, 2012 and 2011
and for the Period From Inception,
February 20, 2007 to June 30, 2012
(Unaudited)

4.	LEASE OBLIGATIONS

On October 1, 2011 the Company began leasing operating facilities under an agreement expiring on September 30, 2018.  Future minimum monthly lease payments under the agreement are $11,875 for the first year and increase 3% each year.  Prepaid expenses and deposits include a security deposit equal to $12,275 and prepaid rent of $11,875.  Aggregate maturities of lease obligations are as follows:

2012	$72,319
2013	147,876
2014	152,312
2015	156,881
2016	161,588
2017 and thereafter	294,050
$985,026

The Company also leases office space for approximately $1,000 per month on a month to month agreement.  Through January 2012 the Company also leased two apartments for approximately $2,200 per month on month to month agreements.  Prior to October 2011 the Company leased operating facilities under terms of an operating type lease with monthly payments of $8,500.  Prior to December 2009 the Company leased office/warehouse space under terms of an operating type lease with monthly payments of $1,650.  Total rent expense under these operating type leases was $38,625 and $28,200 for the three months ended June 30, 2012 and 2011, and $76,972 and $56,250 for the six months ended June 30, 2012 and 2011, and $380,401 for the period from inception to June 30, 2012.

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

AMP Holding Inc.
(A Development Stage Company)
 Notes to Financial Statements
For the Three and Six Months Ended June 30, 2012 and 2011
and for the Period From Inception,
February 20, 2007 to June 30, 2012
(Unaudited)

The following table summarizes option activity for directors, officers and employees:

	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Grant Date Fair Value per Share	Weighted Average Remaining Exercise Term in Months
Outstanding at January 1, 2010	-	$-	$-	-
Granted	4,940,000	0.56	0.33	81
Exercised	-	-	-	-
Forfeited or expired	-	-	-	-
Outstanding at December 31, 2010	4,940,000	$0.56	$0.33	77
Exercisable at December 31, 2010	1,854,625	$0.53	$0.32	75
Granted	3,425,000	0.63	0.28	54
Exercised	(29,750)	0.41	0.26	-
Forfeited or expired	-	-	-	-
Outstanding at December 31, 2011	8,335,250	$0.59	$0.31	58
Exercisable at December 31, 2011	4,588,875	$0.57	$0.31	60
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited or expired	(1,950,000)	0.58	0.29	56
Outstanding at June 30, 2012	6,385,250	$0.59	$0.31	50
Exercisable at June 30, 2012	5,225,250	$0.58	$0.30	48

The Company recorded $141,392, $855,246, $588,202 and $1,602,581 compensation expense for stock options to directors, officers and employees for the six months ended June 30, 2012, for the year ended December 31, 2011, the year ended December 31, 2010 and the period from inception (February 20, 2007) to June 30, 2012, respectively.  As of June 30, 2012, unrecognized compensation expense of $413,032 is related to non-vested options granted to directors, officers and employees which is anticipated to be recognized over the next 12 months, commensurate with the vesting schedules.

AMP Holding Inc.
(A Development Stage Company)
 Notes to Financial Statements
For the Three and Six Months Ended June 30, 2012 and 2011
and for the Period From Inception,
February 20, 2007 to June 30, 2012
(Unaudited)

Options to consultants
The Company has also granted, on various dates, stock options to purchase common stock of the Company to consultants for services previously provided to the Company.  The terms, exercise prices and vesting of these awards vary.

The following table summarizes option activity for consultants:

	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Grant Date Fair Value per Share	Weighted Average Remaining Exercise Term in Months
Outstanding at January 1, 2010	-	$-	$-	-
Granted	810,000	0.67	0.23	36
Exercised	-	-	-	-
Forfeited or expired	-	-	-	-
Outstanding at December 31, 2010	810,000	$0.67	$0.23	32
Exercisable at December 31, 2010	380,000	$0.63	$0.22	31
Granted	70,000	0.59	0.18	31
Exercised	-	-	-	-
Forfeited or expired	-	-	-	-
Outstanding at December 31, 2011	880,000	$0.66	$0.23	20
Exercisable at December 31, 2011	755,000	$0.64	$0.22	20
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited or expired	-	-	-	-
Outstanding at June 30, 2012	880,000	$0.66	$0.23	14
Exercisable at June 30, 2012	880,000	$0.66	$0.23	14

The Company recorded $32,633, $83,265, $82,900 and $198,797 compensation expense for stock options to consultants for the six months ended June 30, 2012, the year ended December 31, 2011, the year ended December 31, 2010 and the period from inception (February 20, 2007) to June 30, 2012, respectively.  There is no unrecognized compensation expense for these options because they were fully vested as of June 30, 2012.

AMP Holding Inc.
(A Development Stage Company)
 Notes to Financial Statements
For the Three and Six Months Ended June 30, 2012 and 2011
and for the Period From Inception,
February 20, 2007 to June 30, 2012
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

The following table summarizes warrant activity for accredited investors:
	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Grant Date Fair Value per Share	Weighted Average Remaining Exercise Term in Months
Outstanding at January 1, 2010	-	$-	$-	-
Granted	785,001	0.80	0.11	24
Exercised	-	-	-	-
Forfeited or expired	-	-	-	-
Outstanding at December 31, 2010	785,001	$0.80	$0.11	24
Exercisable at December 31, 2010	785,001	$0.80	$0.11	24
Granted	4,956,224	0.80	0.11	24
Exercised	-	-	-	-
Forfeited or expired	-	-	-	-
Outstanding at December 31, 2011	5,741,225	$0.80	$0.11	17
Exercisable at December 31, 2011	5,741,225	$0.80	$0.11	17
Granted	950,000	0.50	0.09	36
Exercised	-	-	-	-
Forfeited or expired	-	-	-	-
Outstanding at June 30, 2012	6,691,225	$0.76	$0.11	14
Exercisable at June 30, 2012	6,691,225	$0.76	$0.11	14

The Company recorded $0, $546,824, $86,350 and $633,174 compensation expense for stock warrants to accredited investors for the six months ended June 30, 2012, the year ended December 31, 2011, the year ended December 31, 2010 and the period from inception (February 20, 2007) to June 30, 2012, respectively.  There is no unrecognized compensation expense for these warrants because they are fully vested at date of grant.

AMP Holding Inc.
(A Development Stage Company)
 Notes to Financial Statements
For the Three and Six Months Ended June 30, 2012 and 2011
and for the Period From Inception,
February 20, 2007 to June 30, 2012
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

The following table summarizes warrant activity for the placement agent and consultants:
	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Grant Date Fair Value per Share	Weighted Average Remaining Exercise Term in Months
Outstanding at January 1, 2010	614,680	$0.39	$0.18	60
Granted	3,103,304	0.64	0.21	57
Exercised	-	-	-	-
Forfeited or expired	-	-	-	-
Outstanding at December 31, 2010	3,717,984	$0.60	$0.21	52
Exercisable at December 31, 2010	2,617,984	$0.61	$0.19	51
Granted	887,910	0.60	0.27	60
Exercised	(44,638)	0.40	0.18	39
Forfeited or expired	-	-	-	-
Outstanding at December 31, 2011	4,561,256	$0.60	$0.22	43
Exercisable at December 31, 2011	4,081,256	$0.59	$0.21	42
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited or expired	-	-	-	-
Outstanding at June 30, 2012	4,561,256	$0.60	$0.22	37
Exercisable at June 30, 2012	4,273,756	$0.59	$0.21	36

The Company recorded $45,901, $373,876, $497,527 and $917,304 compensation expense for stock warrants to the placement agent and consultants for the six months ended June 30, 2012, the year ended December 31, 2011, the year ended December 31, 2010 and the period from inception (February 20, 2007) to June 30, 2012, respectively.  As of June 30, 2012, unrecognized compensation expense of $94,875 is related to non-vested warrants granted to consultants which is anticipated to be recognized over the next 36 months, commensurate with the vesting schedules.  There is no unrecognized compensation expense for the placement agent warrants because they are fully vested at date of grant.

AMP Holding Inc.
(A Development Stage Company)
 Notes to Financial Statements
For the Three and Six Months Ended June 30, 2012 and 2011
and for the Period From Inception,
February 20, 2007 to June 30, 2012
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

The following table summarizes warrant activity for directors and officers:
	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Grant Date Fair Value per Share	Weighted Average Remaining Exercise Term in Months
Outstanding at January 1, 2010	-	$-	$-	-
Granted	1,400,000	2.00	0.13	60
Exercised	-	-	-	-
Forfeited or expired	-	-	-	-
Outstanding at December 31, 2010	1,400,000	$2.00	$0.13	59
Exercisable at December 31, 2010	1,400,000	$2.00	$0.13	59
Granted	1,600,000	1.91	0.09	57
Exercised	-	-	-	-
Forfeited or expired	-	-	-	-
Outstanding at December 31, 2011	3,000,000	$1.95	$0.11	49
Exercisable at December 31, 2011	3,000,000	$1.95	$0.11	49
Granted	489,250	0.50	0.01	36
Exercised	-	-	-	-
Forfeited or expired	-	-	-	-
Outstanding at June 30, 2012	3,489,250	$1.75	$0.09	42
Exercisable at June 30, 2012	3,489,250	$1.75	$0.09	42

The Company recorded $0, $143,680, $182,000 and $325,680 compensation expense for stock warrants to directors and officers for the six months ended June 30, 2012, the year ended December 31, 2011, the year ended December 31, 2010 and the period from inception (February 20, 2007) to June 30, 2012, respectively.  There is no unrecognized compensation expense for these warrants because they are fully vested at date of grant.

6.	RECENT PRONOUNCEMENTS

In May 2011 the FASB issued FASB Accounting Standards Update ("ASU") 2011-04, "Fair Value Measurement."  The ASU is the result of joint efforts by the FASB and IASB to develop a single, converged fair value framework, that is, converged guidance on how (not when) to measure fair value and on what disclosures to provide about fair value measurements.  While the ASU is largely consistent with existing fair value measurement principles in U.S. GAAP, it expands ASC 820's existing disclosure requirements for fair value measurements and makes other amendments.  The ASU is effective for interim and annual reporting periods beginning after December 15, 2011.  The Company has evaluated the provisions of ASU 2011-04 and has determined that it does not have a material impact on the Company's disclosures.

In December 2011, the FASB issued ASU No. 2011-11, "Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities" ("ASU No. 2011-11").  This ASU requires companies to disclose both net and gross information about assets and liabilities that have been offset, if any, and the related arrangements.  The disclosures under this new guidance are required to be provided retrospectively for all comparative periods presented for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods.  The Company has evaluated the provisions of ASU 2011-11 and has determined that it does not have a material impact on the Company's disclosures regarding financial condition. results of operations or cash flows.

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

Operating results for the six months ended June 30, 2012 are not necessarily indicative of the results that may be attained in subsequent periods or for the year ending December 31, 2012.

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

INCOME TAXES - As no taxable income has occurred from the date of this merger to June 30, 2012 cumulative deferred tax assets of approximately $4,049,400 are fully reserved, and no provision or liability for federal or state income taxes has been included in the financial statements. Net operating losses of approximately $3,600,000 are available for carryover to be used against taxable income generated through 2030, net operating losses of approximately $6,700,000 are available for carryover to be used against taxable income generated through 2031, and net operating losses of approximately $1,610,000 are available for carryover to be used against taxable income generated through 2032. The Company had not filed income tax returns during its period as a shell company.

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

Results of Operations

Three Months Ended June 30, 2012 Compared to Three Months Ended June 30, 2011

Revenue.  Revenue was $222,098 for the three months ended June 30, 2012 for the delivery of four converted prototype vehicles. Revenue was $107,535 for the three months ended June 30, 2011 and consisted of one customer vehicle conversion and the sale of one converted vehicle.

Expenses.  Our expenses for the three months ended June 30, 2012 were $894,125 and included payroll and payroll taxes ($398,223), stock based compensation ($66,894), batteries, motors and supplies ($130,220), legal and professional ($42,520) and consulting ($12,289). Our expenses for the three months ended June 30, 2011 were $2,518,326 and included payroll and payroll taxes ($715,762), stock based compensation ($866,581), batteries, motors and supplies ($338,816), legal and professional ($111,729) and consulting ($125,140). The reason for the decrease in comparing the quarter ended 2012 to 2011 was a decrease in development activities, including a reduction in the number of employees.

Net loss.  Net loss for the three months ended June 30, 2012 and 2011 were $672,027 and $2,410,791, respectively.

Operating Activities

Our operating activities from continuing operations resulted in net cash used by operations of $264,066 for the three months ended June 30, 2012 compared to net cash used by operations of $1,976,946 for the three months ended June 30, 2011. The net cash used by operations for the three months ended June 30, 2012 reflects a net loss of $672,027 offset by stock based compensation of $66,894, amortized discount on convertible debentures of $27,896, and depreciation of $16,682, and an increase in accounts payable of $277,173 and accounts payable, related parties of $19,316. The net cash used by operations for the three months ended June 30, 2011 reflects a net loss of $2,410,791, offset by stock based compensation of $866,581 and depreciation of $16,180; a decrease in accounts receivable of $5,594; decreases in accounts payable of $297,536, accounts payable, related parties of $44,649 and customer deposits of $25,000; and increases in inventory of $82,000 and prepaid expenses and deposits of $5,325.

Investing Activities

Our investing activities for the three months ended June 30, 2012 resulted in net cash outflow of $28,753 for the acquisition of equipment. Our investing activities for the three months ended June 30, 2011 resulted in net cash outflow of $86,348 for the acquisition of prototype vehicles.

Financing Activities

Financing activities for the three months ended June 30, 2012 resulted in a net cash inflow of $275,640 and included cash inflows from the issuance of convertible debentures of $539,250, reduced by repayment of shareholder advances amounting to $262,000 and payments on long-term debt of $1,610. Financing activities for the three months ended June 30, 2011 resulted in a net cash inflow of $3,528,119 and included cash inflows from the issuance of common stock of $3,529,651 reduced by cash outflows for payments on long-term debt of $1,532.

Six Months Ended June 30, 2012 Compared to Six Months Ended June 30, 2011

Revenue.  Revenue was $222,098 for the six months ended June 30, 2012 for the delivery of four converted prototype vehicles. Revenue was $190,035 for the six months ended June 30, 2011 and consisted of three customer vehicle conversions and the delivery of one converted prototype vehicle.

Expenses.  Our expenses for the six months ended June 30, 2012 were $2,054,857 and included payroll and payroll taxes ($949,145), stock based compensation ($219,926), batteries, motors and supplies ($123,507), legal and professional ($154,158) and consulting ($74,468). Our expenses for the six months ended June 30, 2011 were $4,463,783 and included payroll and payroll taxes ($1,341,169), stock based compensation ($1,199,361), batteries, motors and supplies ($750,856), legal and professional ($281,275) and consulting ($226,146). The reason for the decrease in comparing the six months ended 2012 to 2011 was a decrease in development activities, including a reduction in the number of employees.

Net loss.  Net loss for the six months ended June 30, 2012 and 2011 were $1,832,759 and $4,463,783, respectively.

Operating Activities

Our operating activities from continuing operations resulted in net cash used by operations of $1,193,768 for the six months ended June 30, 2012 compared to net cash used by operations of $3,132,663 for the six months ended June 30, 2011. The net cash used by operations for the six months ended June 30, 2012 reflects a net loss of $1,832,759 offset by stock based compensation of $219,926, legal and consulting services valued at $60,000 accepted as consideration for the issuance of common stock, amortized discount on convertible debentures of $31,770, and depreciation of $32,885, an increase in accounts payable of $200,271, accounts payable, related parties of $82,264 and a decrease in prepaid expenses and deposits of $11,875. The net cash used by operations for the six months ended June 30, 2011 reflects a net loss of $4,273,748, offset by stock based compensation of $1,199,361 and depreciation of $27,922; a decrease in accounts receivable of $29,023; decreases in accounts payable, related parties of $19,842 and customer deposits of $52,393; and increases in inventory of $82,000, accounts payable of $44,764 and prepaid expenses and deposits of $5,750.

Investing Activities

Our investing activities for the six months ended June 30, 2012 resulted in net cash outflow of $28,753 for the acquisition of equipment. Our investing activities for the six months ended June 30, 2011 resulted in net cash outflow of $86,348 for the acquisition of prototype vehicles.

Financing Activities

Financing activities for the six months ended June 30, 2012 resulted in a net cash inflow of $1,167,044 and included cash inflows from the issuance of convertible debentures of $1,439,250, reduced by repayment of shareholder advances amounting to $269,000 and payments on long-term debt of $3,206. Financing activities for the six months ended June 30, 2011 resulted in a net cash inflow of $4,506,965 and included cash inflows from the issuance of common stock of $4,510,017 reduced by cash outflows for payments on long-term debt of $3,052.

Presently, due to the lack of revenue it is a challenge to meet our operating and capital expenses. There is doubt about our ability to continue as a going concern, as the continuation of our business is dependent upon successful roll out of products. Until then, the company is depended on funds received from investors. With the delivery of our first all electric stepvan to Navistar for testing on August 2, 2012, we anticipate a roll out of product in the next 12 months. We have incurred operating losses since inception, and this is likely to continue through the fiscal year ending December 31, 2012. Our independent auditors, for the year ended December 31, 2011, have issued an opinion on our financial statements that raise substantial doubt about our ability to continue as a going concern.

We require funds to enable us to address our minimum current and ongoing expenses, expand marketing and promotion activity connected with the development and marketing of our products and to generate market share. Our cash on hand will not be sufficient to satisfy all of our cash requirements as we continue to progress and expand. We estimate that we will require between $4,000,000 and $6,000,000 to carry out our business plan for the next twelve months. Because we cannot anticipate when we will be able to generate sufficient revenue from sales, we will need to raise addition funds to continue operations. Until then we are dependent on investor financing.

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

Without the sales of our electric vehicles we cannot be assured of continuing as a going concern.

Liquidity and Capital Resources

As of June 30, 2012, we had current assets of $200,365 and current liabilities of $3,337,045. As of December 31, 2011, we had current assets of $267,717 including cash of $89,488 and current liabilities of $1,936,648.

Our cash balance at the end of June 2012 is very low. A portion of executives’ pay is past due. We are currently evaluating several options for financing, but there are no guarantees that we will be able to raise capital on acceptable terms.

Credit Facility

Presently we have no revolving Credit Facility established. There is no guarantee that we will be able to enter into an agreement to establish a line of credit on favorable terms.

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

Development Phase
The second phase of the Agreement, the development phase (the “Development Phase”), is to commence on a mutually agreed upon date, but no later than October 1, 2011, and will continue through December 31, 2012. During the Development Stage, the Company will sell to NLE, and NLE will Purchase from the Company, 250 of the Company’s vehicles (the “Initial Inventory”). The Initial Inventory shall be comprised of one or more vehicle models mutually agreeable to the Company and NLE. From and after the commencement of the Development Phase, and continuing thereafter throughout the Term, NLE will be solely responsible for the servicing and maintenance of all Company products in the Territory. With the recent reduction of the import tax on EV’s and the ability to import used EV’s which have less government regulations attached to them, the Company now sees a more favorable opportunity for working with our distributor in Iceland.

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

Delivery Companies

On March 30, 2012 the Company signed an agreement with a national package delivery service to convert two of their delivery vehicles to 100% electric. The purpose of the agreement is to supply demonstration vehicles for their evaluation.  A successful demonstration project may provide the potential to sell additional  vehicle conversions to them in the future."

Navistar

On April 10, 2012 the Company entered into a development and supply agreement with Navistar International Corporation whereby the Company will develop all electric heavy duty commercial stepvans for Navistar.

The Company has delivered its first EV conversion stepvan commercial truck to Navistar for testing. Company personnel are on site to assist Navistar. Preliminary tests show the vehicle performing well against a competitor truck owned by Navistar. The target market is high mileage existing urban delivery trucks for re-power conversion to 100% electric as well as new vehicle supply via truck OEM’s.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company, we are not required to include disclosure under this item.

Item 4. Controls and Procedures

As of the end of the period covered by this Quarterly Report, our Chief Executive Officer and Interim Chief Financial Officer performed an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on the evaluation and the identification of the material weaknesses in internal control over financial reporting described below, our Chief Executive Officer and Interim Chief Financial Officer concluded that, as of June 30, 2012, the Company's disclosure controls and procedures were not effective.

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

Our Chief Executive Officer and Interim Chief Financial Officer have conducted an assessment of our internal control over financial reporting as of June 30, 2012. Management's assessment of internal control over financial reporting was conducted using the criteria in Internal Control over Financial Reporting – Guidance for Smaller Public Companies issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis. In connection with management's assessment of our internal control over financial reporting as required under Section 404 of the Sarbanes-Oxley Act of 2002, we identified the following material weaknesses in our internal control over financial reporting as of June 30, 2012:

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

Because of the material weaknesses noted above, management has concluded that we did not maintain effective internal control over financial reporting as of June 30, 2012, based on Internal Control over Financial Reporting - Guidance for Smaller Public Companies issued by COSO.

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

As a small business, the Company does not have the resources to fund sufficient staff to ensure a complete segregation of responsibilities within the accounting function. However, Company management does review, and will increase the review of, financial statements on a monthly basis, and the Company's external consultant updates analysis on a quarterly basis. These actions, in addition to the improvements identified above, will mitigate any risk of a potential material misstatement occurring.

Changes in Internal Control over Financial Reporting

On May 16, 2012, Paul V. Gonzales resigned as the Chief Financial Officer of the Company to pursue other interests. Richard Calme was appointed by the Company to serve as the Interim Chief Financial Officer.

There were no other changes in our internal control over financial reporting during the quarter ended June 30, 2012 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

We are currently not a party to any legal or administrative proceedings and are not aware of any pending or threatened legal or administrative proceedings against us in all material aspects. We may from time to time become a party to various legal or administrative proceedings arising in the ordinary course of our business. We are delinquent in payments to suppliers and some vendors which have turned their accounts receivable balances over to collection agencies in order to collect their past due balances.
Item 1A. Risk Factors

We require capital for our operations as we are currently significantly undercapitalized and if we are unable to raise capital in the near future we will cease operations.

Our cash balance at the end of June 2012 is very low. This resulted in a delay in payment of a portion of payroll and will impact the payment of our outstanding accounts payable. If we do not raise additional capital in the near future, we will be required to lay off additional employees. We are currently evaluating several options for financing, but there are no guarantees that we will raise capital on acceptable terms.

Our limited operating history makes it difficult for us to evaluate our future business prospects and make decisions based on those estimates of our future performance.

We did not begin operations of our business until February 2007. We have a limited operating history and have generated limited revenue. As a consequence, it is difficult, to forecast our future results based upon our historical data. Reliance on the historical results may not be representative of the results we will achieve. Because of the uncertainties related to our lack of historical operations, we may be hindered in our ability to anticipate and timely adapt to increases or decreases in revenues or expenses. If we make poor budgetary decisions as a result of unreliable historical data, we could be less profitable or incur losses, which may result in a decline in our stock price

AMP’s operations have not resulted in profitability.

The Company has incurred a net loss amounting to $18,931,528 for the period from inception (February 20, 2007) through June 30, 2012. In addition, as of June 30, 2012, the Company has a working capital deficiency of $3,136,680. If we incur additional significant operating losses, our stock price, may decline.

Management is developing plans to alleviate the negative trends and conditions described above. Our business plan is based on the profitability of our truck sales in the near term and exploring new, more profitable, markets for our other vehicles.There is no assurance that we will be successful in executing our business plan or that even if we successfully implement our business plan, that we will be able to curtail our losses now or in the future. Further, as we are a new enterprise, we expect that net losses will continue and our working capital deficiency will exacerbate.

Our business, prospects, financial condition and operating results will be adversely affected if we cannot reduce and adequately control the costs and expenses associated with operating our business, including our material and production costs.

We incur significant costs and expenses related to procuring the materials, components and services required to develop and produce our electric vehicles. As a result we are continually working on initiatives to reduce our cost structure so that we may effectively compete with other EV entries from major competitors. If we are not able to reduce our costs effectively, we will not be able to sustain our current pricing and therefore may lose sales to lower priced competitors.

We currently do not have long-term supply contracts with guaranteed pricing which exposes us to fluctuations in component, materials and equipment prices. Substantial increases in these prices would increase our operating costs and could adversely affect our business, prospects, financial condition and operating results.

Because we currently do not have long-term supply contracts with guaranteed pricing, we are subject to fluctuations in the prices of the raw materials, parts and components and equipment we use in the production of our vehicles. Substantial increases in the prices for such raw materials, components and equipment would increase our operating costs and could reduce our margins if we cannot recoup the increased costs through increased vehicle prices. Any attempts to increase the announced or expected prices of our vehicles in response to increased costs could be viewed negatively by our customers and could adversely affect our business prospects, financial condition and operating results.

We depend upon key personnel and need additional personnel.

The success of the Company’s operations will largely depend upon its ability to successfully attract and retain competent and qualified key engineering and management personnel. A recent review of our salary structure shows us in line with other similar companies our size.

We must effectively manage the growth of our operations.

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

In the electric vehicle market in the United States, we compete with large manufacturers, including GM, Toyota (Rav 4),Tesla, Nissan, EVI, Smith Electric who have more significant financial resources, established market positions, long-standing relationships with customers and dealers, and who have more significant name recognition, technical, marketing, sales, manufacturing, distribution, financial and other resources than we do. Each of these companies is currently selling a hybrid or electric vehicle or is working to develop, market and sell advanced technology vehicles in the United States market. The resources available to our competitors to develop new products and introduce them into the marketplace exceed the resources currently available to us. As a result, our competitors may be able to compete more aggressively and sustain that competition over a longer period of time that we can. This intense competitive environment may require us to make changes in our products, pricing, licensing, services, distribution, or marketing to develop a market position. Each of these competitors has the potential to capture market share in our target markets.

It is important for the Company to keep up with advances in electric vehicle technology or we may suffer a decline in our competitive position.

There are companies in the electric vehicle industry that have developed or are developing vehicles and technologies that compete or will compete with our vehicles We cannot assure that our competitors will not be able to duplicate our technology or provide products and services similar to ours more efficiently We plan to upgrade or adapt our vehicles and introduce new models in order to continue to provide electric vehicles that incorporate the latest technology. However, there is no assurance that our research and development efforts will keep pace with those of our competitors.

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

The modern electric vehicle industry is in its infancy and has experienced substantial change in the last few years. Recent reports show, demand for and interest in electric vehicles increasing, though not at the rate expected a few years ago. As a result, growth in the electric vehicle industry depends on many factors, including, but not limited to:

•	continued development of product technology, especially batteries
•	the environmental consciousness of customers
•	the ability of electric vehicles to successfully compete with vehicles powered by internal combustion engines
•	limitation of widespread electricity shortages; and
•	whether future regulation and legislation requiring increased use of non-polluting vehicles is enacted

The positive response we have gotten to the development of our conversion of stepvans to all electric is causing us temporarily to concentrate more on that technology than our SUVs, which will become more competitive as gasoline prices rise and the public becomes more confident in EV technology. We cannot assume that growth in the electric vehicle industry will continue. Our business may suffer if the electric vehicle industry does not grow or grows more slowly than it has in recent years or if we are unable to maintain the pace of industry demands  Due to the competitiveness of the industry and its capital requirements, several EV manufacturers and EV suppliers have ceased operations.

The unavailability, reduction, elimination or adverse application of government subsidies, incentives and regulations could have an adverse effect on our business.

We believe that, currently, the availability of government subsidies and incentives is an important factor considered by our customers when purchasing our vehicles, and that our growth depends in part on the availability and amounts of these subsidies and incentives. Any reduction,  in government subsidies may result in the diminished price competitiveness of our vehicles.

We may be unable to keep up with changes in electric vehicle technology and, as a result, may suffer a decline in our competitive position.

Our Company continually upgrades or invents new technology to stay ahead of the competition. If our research and development efforts are not able to stay ahead of the competition it would harm our competitive position.

The failure of certain key suppliers to provide us with components could have a  negative impact upon our business.

We rely on a small group of suppliers to provide us with components for our products. If these suppliers become unwilling or unable to provide components, there are a limited number of alternative suppliers who could provide them. Changes in business conditions, wars, governmental changes, and other factors beyond our control or which we do not presently anticipate could affect our ability to receive components from our suppliers. Further, it could be difficult to find replacement components if our current suppliers fail to provide the parts needed for these products. A failure by our major suppliers to provide these components could severely restrict our ability to manufacture our products and prevent us from fulfilling customer orders.

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

Sales of our vehicles are subject to international, state and local vehicle dealer and distribution laws. To the extent such laws prevent us from selling our vehicle to customers located in a particular jurisdiction or require us to retain a local dealer or distributor or establish and maintain a physical presence in a jurisdiction in order to sell vehicles in that jurisdiction, our business, prospects, financial condition and operating results could be adversely affected

Regulatory requirements may have a negative impact upon our business.

While our products are subject to substantial regulation under federal, state, and local laws, we believe that our products are or will be materially in compliance with all applicable laws. However, to the extent the laws change, or if we introduce new products in the future, some or all of our products may not comply with applicable federal, state, or local laws. Further, certain federal, state, and local laws and industrial standards currently regulate electrical and electronics equipment. Although standards for electric vehicles are under development and as such, may not be widely accepted as industry standards, our products may become subject to federal, state, and local regulation in the future. Compliance with these regulations could be burdensome, time consuming, and expensive.

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

We rely on trade secret protections to protect our proprietary technology. Our success will, in part, depend on our ability to obtain trademarks and patents. We presently have patents pending with the United States Patent and Trademark Office. We have entered into confidentiality agreements with our employees and consultants to help protect the Company’s intellectual property. We cannot be certain that others will not gain access to these trade secrets. Others may independently develop substantially equivalent proprietary information and techniques or otherwise gain access to our trade secrets.

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

The battery packs in our electric vehicles use lithium-ion cells, which have been used for years in laptop computers and cell phones. On rare occasions, if not appropriately managed and controlled, lithium-ion cells can rapidly release the energy they contain by venting smoke and flames in a manner that can ignite nearby materials. Highly publicized incidents of lithium batteries involved in thermal incidents have focused consumer attention on the safety of these cells and could potentially lead to adverse law suits. Any such adverse publicity could adversely affect our business, prospects, financial condition and operating results.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

From January 6, 2012 through July 31, 2012, the Company entered into Securities Purchase Agreements and Security Agreements with several accredited investors (the “2012 Investors”) providing for the sale by the Company to the 2012 Investors of Secured Convertible Debentures in the aggregate amount of $1,939,250 (the "2012 Notes"). In addition to the 2012 Notes, the 2012 Investors also received common stock purchase warrants (the “2012 Warrants”) to acquire 1,939,250 shares of common stock of the Company. The 2012 Warrants are exercisable for three years at an exercise price of $0.50. The Company received the proceeds in connection with these financings between January 6, 2012 and August 8,  2012 with the most recent $100,000 invested on August 8, 2012. Further, a shareholder, director and officer, converted secured and unsecured loans provided to the Company from September 30, 2011 to June 5, 2012 in the aggregate amount of $389,250 into the 2012 Notes and 2012 Warrants.

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Status of Current Obligations

Cash
The cash balance at the end of June 30, 2012 is very low. A portion of back pay is owed to executives of the Company. Additional funds from the sale of Convertible Debentures could supplement our cash balance in the near term and allow the payment of outstanding payroll as well as the payment of a portion of overdue accounts payable. The Company is offering some vendors common stock to settle overdue accounts payable.

Payroll
The February 2012 payroll for Officers and Executives has been deferred and 50% of their pay was paid on March 30, 2012. The March, April, May, and June, 2012 payroll for Officers and Executives has also been delayed. Additionally, the Board of Directors agreed to defer their Board compensation until significant investor funds are received. Board compensation has not been paid since August 2011.

Should further investment capital not be raised to adequately fund payroll, it can be expected that further staff layoffs will be required.

Accounts Payable
The company has numerous delinquent current obligations to suppliers, employees and business contracts. As of June 30, 2012 the accounts payable balance is $1,567,638. Obligations are being prioritized for payment as the timing of receipt of funds allows. Proactive communications to suppliers for delinquent current obligations have been ongoing. Additionally, several suppliers have been offered Company stock in exchange of foregoing the balance due to them. Several suppliers have turned over their accounts receivable account to collection agencies. Current purchases are being made on a COD basis.

Key Personnel Changes

On April 13, 2012, the Company entered into an Agreement and General Release (the “Agreement”) with Joseph Paresi, Chairman of the Board, pursuant to which Mr. Paresi resigned from all positions that he held at the Company. Under the terms of the Agreement, the Company is to pay to Mr. Paresi $30,000 in unpaid director fees and $1,235 in past expenses (the “Payment Amount”). The Payment Amount is to be paid in full upon the earlier of the Company raising $1,000,000 or the Company commencing the payment of Director compensation to James Taylor, CEO of the Company. Further, all parties have agreed that Mr. Paresi’s December 2010 Options and May 2011 Options have vested in accordance with the standard schedule and all remaining options that are unvested shall terminate.

On May 16, 2012, Paul V. Gonzales resigned as the Chief Financial Officer of the Company to pursue other interests.

On August 10, 2012, the Company and James E. Taylor (“Taylor”) entered into an Agreement (the “Release”) pursuant to which Taylor resigned as the CEO of the Company and continues to serve as the Chairman of the Board of Directors of the Company. Additionally, under the terms of the Release the Company and Taylor settled the amount of fees owing to Taylor for serving as the Company’s CEO. For serving as the Chairman of the Board of Directors, the Company issued to Taylor a stock option to acquire 300,000 shares of common stock at an exercise price of $0.15. In consideration for Taylor’s execution of the Release, the Company agreed to pay Taylor the amount of $87,500 in back pay and $43,333 in past Board of Directors fees (collectively, the “Amount”). Upon raising adequate capital, the Company agreed to use its best efforts to develop a payment schedule with respect to the Amount owed to Taylor. The Company will not make any other payments to or on behalf of Taylor, whether in the form of bonuses, severance, paid time off, profit sharing, or otherwise.

Item 6. Exhibits

Exhibit No.	Description

3.1	Certificate of Designation for Series A Preferred Stock (1)

3.2	Certificate of Change (6)

3.3	Certificate of Correction (6)

3.4	Articles of Merger (7)

3.5	Certificate of Correction (Articles of Merger) (7)

3.6	Certificate of Amendment to the Certificate of Incorporation (9)

4.1	Form of Subscription Agreement by and between Title Starts Online, Inc. and the January 2010 Accredited Investors (2)

4.2	6% Promissory Note issued by Title Starts Online, Inc. on March 1, 2010 (3)

4.3	Form of Subscription Agreement by and between Title Starts Online, Inc. and the March 2010 Accredited Investors (4)

4.4	Form of Subscription Agreement by and between AMP Holding Inc. and Accredited Investors (11)

4.5	Form of Subscription Agreement by and between AMP Holding Inc. and May 2011 Accredited Investors (15)

4.6	Stock Option to acquire 500,000 shares of common stock issued to Joseph Paresi dated May 25, 2011 (16)

4.7	Stock Option to acquire 1,000,000 shares of common stock issued to Joseph Paresi dated May 25, 2011 (16)

4.8	Common Stock Purchase Warrant to acquire 500,000 shares of common stock issued to Joseph Paresi dated May 25, 2011 (16)

4.9	Stock Option to acquire 500,000 shares of common stock issued to James Taylor dated May 25, 2011 (16)

4.10	Common Stock Purchase Warrant to acquire 500,000 shares of common stock issued to James Taylor dated May 25, 2011 (16)

4.11	Stock Option to acquire 500,000 shares of common stock issued to Stephen Burns dated May 25, 2011 (16)

4.12	Common Stock Purchase Warrant to acquire 500,000 shares of common stock issued to Stephen Burns dated May 25, 2011 (16)

4.13	Promissory Note issued by AMP Holding Inc. on October 31, 2011 (17)

4.14	Security Agreement by and between AMP Holding Inc. and Stephen Burns dated October 31, 2011 (17)

4.15	Form of Securities Purchase Agreement (18)

4.16	Form of Secured Convertible Debenture (18)

4.17	Form of Common Stock Purchase Warrant (18)

4.18	Form of Security Agreement (18)

4.19	Promissory Note dated May 30, 2012 (20)

4.20	Promissory Note dated May 31, 2012 (20)

4.21	Promissory Note dated June 5, 2012 (20)

4.22	Letter Amendment dated June 5, 2012 (20)

4.23	Letter Amendment dated June 5, 2012 (20)

4.24	Letter Amendment dated June 5, 2012 (20)

4.25	Letter Agreement by and between Stephen Burns and AMP Holding Inc. (21)

10.1	Share Exchange Agreement dated as of December 28, 2009 by and among Advanced Mechanical Products, Inc., the shareholders of Advanced Mechanical Products, Inc. and Title Starts Online, Inc. (1)

10.2	Agreement and Release between Title Starts Online, Inc. and Mark DeFoor dated December 29, 2009 (1)

10.3	Conversion Agreement between Title Starts Online, Inc. and Bowden Transportation, Inc. dated December 28, 2009 (1)

10.4	Conversion Agreement between Title Starts Online, Inc. and Han Solutions II, LLC dated December 28, 2009 (1)

10.5	Conversion Agreement between Title Starts Online, Inc. and Ziu Zhang dated December 28, 2009 (1)

10.6	Director Agreement by and between AMP Holding Inc. and Nancy Dunlap dated August 23, 2010 (8)

10.7	Director Agreement by and between AMP Holding Inc, and James E. Taylor dated October 11, 2010 (10)

10.8	Employment Agreement by and between AMP Holding Inc. and James Taylor dated December 8, 2010 (12)

10.9	Employment Agreement by and between AMP Holding Inc. and Stephen S. Burns dated December 8, 2010 (12)

10.10	Director Agreement by and between AMP Holding Inc. and Joseph Paresi dated December 8, 2010 (12)

10.11	Employment Agreement by and between AMP Holding Inc. and Paul V. Gonzales dated January 12, 2011 (13)

10.12	Distribution Agreement by and between AMP Holding Inc. and Northern Lights Energy ehf. dated April 14, 2011 (14)

10.13	Agreement and General Release by and between AMP Holding Inc. and Joseph Paresi dated April 13, 2012 (19)

10.14	Agreement between the Company and James E. Taylor dated August 10, 2012

10.15	Stock Option granted to James E. Taylor dated August 10, 2012

10.16	Letter Agreement dated August 10, 2012 between James E. Taylor and the Company

16.1	Letter from Schumacher & Associates, Inc. (5)

21.1	List of Subsidiaries(1)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

EX-101.INS	XBRL INSTANCE DOCUMENT

EX-101.SCH	XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT

EX-101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE

EX-101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE

EX-101.LAB	XBRL TAXONOMY EXTENSION LABELS LINKBASE

EX-101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

(1)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on January 4, 2010.
(2)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on February 4, 2010.
(3)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on March 4, 2010.
(4)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on March 17, 2010.
(5)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on March 18, 2010.
(6)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on May 25, 2010.
(7)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on May 25, 2010.
(8)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on August 27, 2010.
(9)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on September 10, 2010.
(10)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on October 19, 2010.
(11)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on December 6, 2010.
(12)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on December 13, 2010.
(13)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on January 14, 2011.
(14)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on April 20, 2011.
(15)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on May 12, 2011.
(16)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on June 1, 2011.
(17)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on November 4, 2011.
(18)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on February 28, 2012.
(19)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on April 19, 2012.
(20)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on June 25, 2012.
(21)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on July 11, 2012.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

AMP HOLDING INC.

Dated: August 14, 2012	By:	/s/ Stephen S. Burns
Name: Stephen S. Burns
Title: President and Chief Executive Officer (Principal Executive Officer

Dated: August 14, 2012	By:	/s/ Richard Calme
Name: Richard Calme
Title: Interim Chief Financial Officer (Principal Financial Officer)