Form 10-Q
period 2012-09-30
AMP Holding Inc.
filed 2012-11-15
CIK 1425287

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

or

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $0.001 par value per share	51,914,235
(Class)	(Outstanding at November 14, 2012)

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

AMP Holding Inc.
(A Development Stage Company)
Balance Sheets
September 30, 2012 and December 31, 2011

Assets	September 30, 2012 (Unaudited)	December 31, 2011

Current assets:
Cash	$15,148	$89,488
Accounts receivable	5,019	5,019
Inventory	82,000	122,000
Prepaid expenses and deposits	13,025	51,210
	115,192	267,717
Property, plant and equipment:
Software	27,721	27,721
Leasehold improvements	19,225	19,225
Equipment	178,124	149,371
Vehicles and prototypes	164,959	189,746
	390,029	386,063
Less accumulated depreciation	242,009	203,886
	148,020	182,177

	$263,212	$449,894

Liabilities and Stockholders' Equity (Deficit)

Current liabilities:
Accounts payable	$1,746,558	$1,367,367
Accounts payable, related parties	309,572	211,640
Customer deposits	25,000	25,000
Shareholder advances	43,000	312,000
Convertible debentures	1,902,770	-
Current portion of long-term debt	21,160	20,641
	4,048,060	1,936,648

Long-term debt	64,190	69,550

Commitments and contingencies	-	-

Stockholders' equity (deficit):
Series A preferred stock, par value of $.001 per share, 75,000,000 shares authorized, 0 shares issued and outstanding at
September 30, 2012 and December 31, 2011	-	-
Common stock, par value of $.001 per share 250,000,000 shares authorized,
41,187,165 shares issued and outstanding at September 30, 2012 and
38,734,650 shares issued and outstanding at December 31, 2011	41,187	38,735
Additional paid-in capital	12,627,901	12,063,860
Stock based compensation	3,696,747	3,439,870
Accumulated deficit during the development stage	(20,214,873)	(17,098,769)
	(3,849,038)	(1,556,304)

	$263,212	$449,894

See accompanying notes to financial statements.

AMP Holding Inc.
(A Development Stage Company)
Statements of Operations
For the Three and Nine Months Ended September 30, 2012 and 2011
and for the Period From Inception
February 20, 2007 to September 30, 2012

	Three Months Ended		Nine Months Ended
	September 30, 2012 (Unaudited)	September 30, 2011 (Unaudited)	September 30, 2012 (Unaudited)	September 30, 2011 (Unaudited)	Since Date of Inception, February 20, 2007 to September 30, 2012 (Unaudited)

Sales	$-	$-	$222,098	$190,035	$552,840

Expenses:
Payroll and payroll taxes	461,399	842,321	1,410,544	2,183,490	6,964,158
Employee benefits	32,104	55,730	118,964	189,668	615,043
Stock based compensation	36,951	168,457	256,877	1,367,818	3,714,487
Batteries and motors and supplies	49,692	266,453	173,199	1,017,309	2,667,848
Vehicles, development and testing	-	190,415	57,786	190,415	322,201
Legal and professional	471,320	118,008	625,478	399,283	2,056,349
Advertising	26,062	76,481	84,480	245,870	921,377
Consulting	(21,663)	201,871	52,805	428,017	1,097,147
Engineering, temporary labor	903	3,465	1,773	22,320	248,822
Travel and entertainment	26,120	51,998	75,026	162,805	474,153
Depreciation	15,573	14,639	48,458	42,561	277,836
Rent	34,903	34,713	111,875	90,963	415,304
Insurance	45,275	39,878	83,028	104,552	351,740
Facilities, repairs & maintenance	5,901	31,029	18,616	64,128	180,851
Utilities	7,296	5,686	26,159	20,520	121,500
Interest and bank fees	70,493	951	156,364	3,483	182,804
Loss on sale of assets	14,452	-	14,452	-	27,542
Other	6,564	18,700	22,318	51,376	128,551
	1,283,345	2,120,795	3,338,202	6,584,578	20,767,713

Net loss during the development stage	$(1,283,345)	$(2,120,795)	$(3,116,104)	$(6,394,543)	$(20,214,873)

Basic and diluted loss per share	$(0.03)	$(0.06)	$(0.08)	$(0.20)	$(0.83)

Weighted average number of common
shares outstanding	39,570,618	37,115,591	39,082,846	32,528,929	24,280,799

See accompanying notes to financial statements.

AMP Holding Inc.
(A Development Stage Company)
Statements of Stockholders' Equity (Deficit)
From Inception, February 20, 2007
to September 30, 2012

	Common Stock		Series A Preferred Stock		Additional	Stock	Accumulated Deficit During the	Total Stockholders'
	Number of Shares	Amount	Number of Shares	Amount	Paid-in Capital	Based Compensation	Development Stage	Equity (Deficit)

Beginning capital - inception	-	$-	-	$-	$-	$-	$-	$-

Issuance of common stock, and fulfillment
of stock subscriptions receivable	7,210	900,000	-	-	-	-	-	900,000
Net loss from operations, period of inception,
February 20, 2007 to December 31, 2007	-	-	-	-	-	-	(456,145)	(456,145)
	7,210	$900,000	-	$-	$-	$-	$(456,145)	$443,855

Issuance of common stock, and fulfillment
of stock subscriptions receivable	4,305	875,000	-	-	-	-	-	875,000
March 10, 2008 stock dividend	62,720	-	-	-	-	-	-	-
Share based compensation for the year
ended December 31, 2008	-	9,757	-	-	-	-	-	9,757
Net loss from operations for the year
ended December 31, 2008	-	-	-	-	-	-	(1,383,884)	(1,383,884)
	74,235	$1,784,757	-	$-	$-	$-	$(1,840,029)	$(55,272)

January 1, 2009 stock re-pricing agreement	18,025	-						-
Issuance of common stock, and fulfillment
of stock subscriptions receivable	168,210	753,511	-	-	49,989	-	-	803,500
Share based compensation to
December 28, 2009	-	7,983	-	-	-	-	-	7,983
Shares issued out of stock option plan on
December 31, 2009	3,220	-	-	-	-	-	-	-
Net effect of purchase accounting adjustments	17,508,759	(2,528,479)	-	-	2,528,479	-	-	-
Conversion of convertible notes	-	-	8,375	8	264,992	-	-	265,000
Net loss from operations for the year
ended December 31, 2009	-	-	-	-	-	-	(1,524,923)	(1,524,923)
	17,772,449	$17,772	8,375	$8	$2,843,460	$-	$(3,364,952)	$(503,712)

Conversion of convertible note	29,750	30	-	-	9,970	-	-	10,000
Issuance of preferred stock, and fulfillment
of stock subscriptions receivable	-	-	625	1	24,999	-	-	25,000
Issuance of common stock, and fulfillment
of stock subscriptions receivable	9,808,566	9,809	-	-	3,682,530	-	-	3,692,339
Conversion of account payable	101,636	102	-	-	86,898	-	-	87,000
Share based compensation for the year
ended December 31, 2010	-	-	-	-	-	1,436,979	-	1,436,979
Net loss from operations for the year
ended December 31, 2010	-	-	-	-	-	-	(5,028,106)	(5,028,106)
	27,712,401	$27,713	9,000	$9	$6,647,857	$1,436,979	$(8,393,058)	$(280,500)

Issuance of common stock, and fulfillment
of stock subscriptions receivable	9,912,447	9,911	-	-	5,404,830	-	-	5,414,741
Stock options and warrants exercised	38,692	39	-	-	12,236	-	-	12,275
Conversion of preferred stock to common stock	1,071,110	1,072	(9,000)	(9)	(1,063)	-	-	-
Share based compensation for the year
ended December 31, 2011	-	-	-	-	-	2,002,891	-	2,002,891
Net loss from operations for the year
ended December 31, 2011	-	-	-	-	-	-	(8,705,711)	(8,705,711)
	38,734,650	$38,735	-	$-	$12,063,860	$3,439,870	$(17,098,769)	$(1,556,304)

Issuance of detached warrants in conection
with convertible debentures	-	-	-	-	91,493	-	-	91,493
Conversion of account payable	2,452,515	2,452	-	-	472,548	-	-	475,000
Share based compensation for the nine months
ended September 30, 2012	-	-	-	-	-	256,877	-	256,877
Net loss from operations for the nine months
ended September 30, 2012	-	-	-	-	-	-	(3,116,104)	(3,116,104)
	41,187,165	$41,187	-	$-	$12,627,901	$3,696,747	$(20,214,873)	$(3,849,038)

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
Investment Agreement fees valued at $375,000 were accepted as consideration for issuance of common stock in August 2012.
Legal services valued at $40,000 were accepted as consideration for issuance of common stock in September 2012.

See accompanying notes to financial statements.

AMP Holding Inc.
(A Development Stage Company)
Statements of Cash Flows
For the Three and Nine Months Ended September 30, 2012 and 2011
and for the Period From Inception
February 20, 2007 to September 30, 2012

	Three Months Ended		Nine Months Ended
	September 30, 2012 (Unaudited)	September 30, 2011 (Unaudited)	September 30, 2012 (Unaudited)	September 30, 2011 (Unaudited)	Since Date of Inception, February 20, 2007 to September 30, 2012 (Unaudited)

Cash flows from operating activities:
Net loss during the development stage	$(1,283,345)	$(2,120,795)	$(3,116,104)	$(6,394,543)	$(20,214,873)
Adjustments to reconcile net loss from operations
to cash used by operations:
Depreciation	15,573	14,639	48,458	42,561	277,836
Loss on sale of assets	14,452	-	14,452	-	27,542
Stock based compensation	36,951	168,457	256,877	1,367,818	3,714,487
Amortized discount on convertible debentures	23,243	-	55,013	-	55,013
Legal and professional services	415,000	-	475,000	-	612,000
Effects of changes in operating assets and liabilities:
Accounts receivable	-	24,000	-	53,023	(5,019)
Inventory	40,000	(40,000)	40,000	(122,000)	(82,000)
Prepaid expenses and deposits	26,310	(56,795)	38,185	(62,545)	(13,025)
Accounts payable	178,920	364,419	379,191	409,183	1,746,558
Accounts payable, related parties	15,668	(36,018)	97,932	(55,860)	309,572
Customer deposits	-	-	-	(52,393)	25,000

Net cash used by operations	(517,228)	(1,682,093)	(1,710,996)	(4,814,756)	(13,546,909)

Cash flows from investing activities:
Capital expenditures	-	(51,177)	(28,753)	(137,525)	(376,650)
Proceeds on sale of assets	-	-	-	-	32,900

Net cash used by investing activities	-	(51,177)	(28,753)	(137,525)	(343,750)

Cash flows from financing activities:
Proceeds from debentures and notes payable	500,000	-	1,939,250	-	2,099,250
Payments on notes payable	-	-	-	-	(150,000)
Proceeds from long-term debt	-	-	-	-	50,000
Payments on long-term debt	(1,635)	(1,558)	(4,841)	(4,610)	(13,014)
Shareholder advances	-	62,000	(269,000)	62,000	43,000
Issuance of common and preferred stock	-	103,498	-	4,613,515	11,876,571

Net cash provided by financing activities	498,365	163,940	1,665,409	4,670,905	13,905,807

Change in cash and cash equivalents	(18,863)	(1,569,330)	(74,340)	(281,376)	15,148
Cash and cash equivalents at inception, February 20, 2007					-
Cash and cash equivalents at December 31, 2010				385,293
Cash and cash equivalents at June 30, 2011		1,673,247
Cash and cash equivalents at September 30, 2011		$103,917		$103,917
Cash and cash equivalents at December 31, 2011			89,488
Cash and cash equivalents at June 30, 2012	34,011
Cash and cash equivalents at September 30, 2012	$15,148		$15,148		$15,148

Supplemental disclosure of non-cash activities:
Vehicles valued at $61,284 were contributed as consideration for issuance of common stock during the period from February to December 2007.
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
Detachable warrants associated with convertible debentures valued at $91,493 were recorded as increases to additional paid-in capital from January to August 2012.
Investment Agreement fees valued at $375,000 were accepted as consideration for issuance of common stock in August 2012.
Legal services valued at $40,000 were accepted as consideration for issuance of common stock in September 2012.

See accompanying notes to financial statements.

AMP Holding Inc.
(A Development Stage Company)
 Notes to Financial Statements
For the Three and Nine Months Ended September 30, 2012 and 2011
and for the Period From Inception,
February 20, 2007 to September 30, 2012
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

AMP’s vision is to bring electrification to full size mainstream vehicles popular with commercial fleets. AMP designs, manufactures and is offering for sale modified automobiles and commercial trucks with an all electric drivetrain and battery system that allows the vehicle to perform similar to the original vehicle, but with no emissions or burning of fossil fuels. This is due to AMP’s patent pending, powerful, yet highly efficient electric powertrain. Revenues since the inception of the Company, February 20, 2007, through the date of these financial statements have not been significant and consist of customer vehicle conversions and sales of converted vehicles.

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

AMP Holding Inc.
(A Development Stage Company)
 Notes to Financial Statements
For the Three and Nine Months Ended September 30, 2012 and 2011
and for the Period From Inception,
February 20, 2007 to September 30, 2012
(Unaudited)

Basis of presentation
The financial statements have been prepared on a going concern basis, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  However, the Company has limited revenues and has negative working capital and stockholders’ deficits. During 2012 the lack of liquidity delayed the Company from paying its employees their full salaries.  Employee layoffs have occurred and additional layoffs are considered as a means of conserving cash. These conditions raise substantial doubt about the ability of the Company to continue as a going concern.

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

The Company has continued to raise capital.  Management believes the proceeds from these offerings, future offerings, and the Company’s anticipated revenue provides an opportunity to continue as a going concern.  If additional funding is required, the Company plans to obtain working capital from either debt or equity financing from the sale of common, preferred stock, and/or convertible debentures. Obtaining such working capital is not assured.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  Actual results could differ from these estimates.

The accompanying unaudited financial statements have been prepared in accordance with Form 10-Q instructions and in the opinion of the management contain all adjustments, consisting of normal recurring accruals necessary to present fairly the financial position, results of operations and cash flows for the periods presented.  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  Actual results could differ from these estimates.  These interim financial statements should be read in conjunction with the financial statements and accompanying notes included in the Annual Report on Form 10-K for the year ended December 31, 2011.

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
Software:  6 years
Equipment:  5 years
Vehicles and prototypes:  3 - 5 years

AMP Holding Inc.
(A Development Stage Company)
 Notes to Financial Statements
For the Three and Nine Months Ended September 30, 2012 and 2011
and for the Period From Inception,
February 20, 2007 to September 30, 2012
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

Advertising
Advertising and public relation costs are charged to operations when incurred. Advertising and public relation expense was approximately $26,000 and $76,000 for the three months ended September 30, 2012 and 2011, and $84,000 and $246,000 for the nine months ended September 30, 2012 and 2011, and $921,000 for the period from inception to September 30, 2012, respectively consisting primarily of travel and related expenses for attendance at car shows and industry expositions.

AMP Holding Inc.
(A Development Stage Company)
 Notes to Financial Statements
For the Three and Nine Months Ended September 30, 2012 and 2011
and for the Period From Inception,
February 20, 2007 to September 30, 2012
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

As no taxable income has occurred from the date of this merger to September 30, 2012 cumulative deferred tax assets of approximately $4,474,000 are fully reserved, and no provision or liability for federal or state income taxes has been included in the financial statements.  Net operating losses of approximately $3,600,000 are available for carryover to be used against taxable income generated through 2030, net operating losses of approximately $6,700,000 are available for carryover to be used against taxable income generated through 2031, and net operating losses of approximately $2,860,000 are available for carryover to be used against taxable income generated through 2032.  The Company had not filed income tax returns during its period as a shell company.

Uncertain tax positions
The Company adopted the provisions of Accounting for Uncertainty in Income Taxes. Those provisions clarify the accounting and recognition for income tax positions taken or expected to be taken in the Company’s income tax returns.  The Company’s income tax filings are subject to audit by various taxing authorities. The years of filings open to these authorities and available for audit are 2009 - 2011.  The Company's policy with regard to interest and penalties is to recognize interest through interest expense and penalties through other expense.  In evaluating the Company’s tax provisions and accruals, future taxable income, and the reversal of temporary differences, interpretations and tax planning strategies are considered. The Company believes their estimates are appropriate based on current facts and circumstances.

Research and development costs
The Company expenses research and development costs as they are incurred.  Research and development expense incurred was approximately $449,000 and $1,461,000 for the three months ended September 30, 2012 and 2011, and $1,625,000 and $3,717,000 for the nine months ended September 30, 2012, and 2011, and $11,239,000 for the period from inception to September 30, 2012, respectively, consisting of consulting, payroll, payroll taxes, engineering temporaries, purchased supplies, legal fees, parts and small tools.

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

Stock based compensation
The Company accounts for its stock based compensation in accordance with “Share-Based Payments” (codified in FASB ASC Topic 718 and 505).  The Company recognizes in its statement of operations the grant-date fair value of stock options and warrants issued to employees and non-employees.  The fair value is estimated on the date of grant using a lattice-based valuation model that uses assumptions concerning expected volatility, expected term, and the expected risk-free rate of return.  For the awards granted, the expected volatility was estimated by management as 50% based on a range of forecasted results.  The expected term of the awards granted was assumed to be the contract life of the option or warrant (one, two, three, five or ten years as determined in the specific arrangement).  The risk-free rate of return was based on market yields in effect on the date of each grant for United States Treasury debt securities with a maturity equal to the expected term of the award.

AMP Holding Inc.
(A Development Stage Company)
 Notes to Financial Statements
For the Three and Nine Months Ended September 30, 2012 and 2011
and for the Period From Inception,
February 20, 2007 to September 30, 2012
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

During October 2012, certain shareholders, advanced $265,000 to the Company for working capital needs.  In consideration of such advances, the Company issued Promissory Notes with a term of one year and interest at 10% per annum.

In November 2012, the Company entered into a Note and Warrant Amendment and Conversion Agreement whereby the holders and the 2012 Investors converted all principal and interest under the 2012 Notes into 10,227,070 shares of common stock.  Further, the exercise price of the 2012 Warrants was reduced to $0.25 per share.

In November 2012 the Company settled outstanding invoices for consulting services totaling $55,000 by issuing 500,000 shares of common stock.

2.	CONVERTIBLE DEBENTURES AND LONG-TERM DEBT

From January 6, 2012 through August 3, 2012, the Company entered into Securities Purchase Agreements and Security Agreements with several accredited investors (the “2012 Investors”) providing for the sale by the Company to the 2012 Investors of Secured Convertible Debentures in the aggregate amount of $1,939,250 (the "2012 Notes").  The Company received the proceeds in connection with these financings between January 6, 2012 and August 3, 2012.  Further a shareholder, director and officer converted secured and unsecured loans provided to the Company from September 30, 2011 to June 5, 2012 in the aggregate amount of $389,250 into the 2012 Notes and 2012 Warrants.  The 2012 Notes were to mature one year from their respective effective dates (the "Maturity Dates") and interest associated with the 2012 Notes was 10% per annum, payable on the Maturity Dates.  The 2012 Notes were converted into shares of common stock of the Company as noted above.

In addition to the 2012 Notes, the 2012 Investors also received common stock purchase warrants (the “2012 Warrants”) to acquire 1,939,250 shares of common stock of the Company.  The 2012 Warrants are exercisable for three years at an exercise price of $0.50 per share, reduced to $0.25 per share as noted above.  The value of the detachable 2012 Warrants was determined using a lattice-based valuation model that used an expected volatility, estimated by management as 50% based on a range of forecasted results, and an expected risk-free rate of return, based on market yields in effect on the grant dates for United States Treasury debt securities with a three year maturity.  The $91,493 value of the detachable 2012 Warrants was recorded as an increase in additional paid-in capital and a discount against the 2012 Notes.  The discount on the 2012 notes is being amortized as interest expense over one year. Amortization charged to the Statement of Operations is $55,013 for the nine months ended September 30, 2012.

The 2012 Notes and the 2012 Warrants carry standard anti-dilution provisions but in no event may the conversion price be reduced below $0.25.  Further, the 2012 Investors will have the right to participate in the next financing on a pro-rata basis up to $1,000,000.

AMP Holding Inc.
(A Development Stage Company)
 Notes to Financial Statements
For the Three and Nine Months Ended September 30, 2012 and 2011
and for the Period From Inception,
February 20, 2007 to September 30, 2012
(Unaudited)

Long-term debt consists of three notes payable.  The first is a $20,416 note payable to a bank due in monthly installments of $635 including interest at 5.04%, with the final payment due August 2015. The note is secured by equipment which has a net book value of $19,502 at September 30, 2012. The second is a $14,934 note payable due in monthly installments of $439 including interest at 8.00% with the final payment due December 2014.  The note is secured by equipment which has a net book value of $12,447 at September 30, 2012.  The third is a $50,000 note payable to the City of Loveland due in annual payments of $10,241 including interest at 0.80% with the final payment due October 2016.

Aggregate maturities of long-term debt are as follows:

2012	$15,800
2013	21,416
2014	23,147
2015	14,822
2016	10,165
$85,350

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

AMP Holding Inc.
(A Development Stage Company)
 Notes to Financial Statements
For the Three and Nine Months Ended September 30, 2012 and 2011
and for the Period From Inception,
February 20, 2007 to September 30, 2012
(Unaudited)

4.	LEASE OBLIGATIONS

On October 1, 2011 the Company began leasing operating facilities under an agreement expiring on September 30, 2018.  Future minimum monthly lease payments under the agreement are $11,875 for the first year and increase 3% each year.  Prepaid expenses and deposits include a security deposit equal to $12,275.  Aggregate maturities of lease obligations are as follows:

2012	$36,694
2013	147,876
2014	152,312
2015	156,881
2016	161,588
2017 and thereafter	294,050
$949,401

The Company also leased office space for approximately $1,000 per month on a month to month agreement through May 2012 and two apartments for approximately $2,200 per month on month to month agreements through January 2012.  Prior to October 2011 the Company leased operating facilities under terms of an operating type lease with monthly payments of $8,500.  Prior to December 2009 the Company leased office/warehouse space under terms of an operating type lease with monthly payments of $1,650.  Total rent expense under these operating type leases was $34,903 and $34,713 for the three months ended September 30, 2012 and 2011, and $111,875 and $90,963 for the nine months ended September 30, 2012 and 2011, and $415,304 for the period from inception to September 30, 2012.

5.	STOCK BASED COMPENSATION

Options to directors, officers and employees
The Company maintains, as adopted by the board of directors, the 2012 Incentive Stock Plan, the 2011 Incentive Stock Plan and the 2010 Incentive Stock Plan (the plans) providing for the issuance of up to 6,000,000 options to employees, officers, directors or consultants of the Company.  Incentive stock options granted under the plans may only be granted with an exercise price of not less than fair market value of the Company’s common stock on the date of grant (110% of fair market value for incentive stock options granted to principal stockholders).  Non-qualified stock options granted under the plans may only be granted with an exercise price of not less than 85% of the fair market value of the Company’s common stock on the date of grant.  Awards under the plans may be either vested or unvested options.  The unvested options vest ratably over eight quarters for options with a five year term and after one year for options with a two year term.

In addition to the plans, the Company has granted, on various dates, stock options to directors, officers and employees to purchase common stock of the Company.  The terms, exercise prices and vesting of these awards vary.

AMP Holding Inc.
(A Development Stage Company)
 Notes to Financial Statements
For the Three and Nine Months Ended September 30, 2012 and 2011
and for the Period From Inception,
February 20, 2007 to September 30, 2012
(Unaudited)

The following table summarizes option activity for directors, officers and employees:

	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Grant Date Fair Value per Share	Weighted Average Remaining Exercise Term in Months
Outstanding at January 1, 2010	-	$-	$-	-
Granted	4,940,000	0.56	0.33	81
Exercised	-	-	-	-
Forfeited or expired	-	-	-	-
Outstanding at December 31, 2010	4,940,000	$0.56	$0.33	77
Exercisable at December 31, 2010	1,854,625	$0.53	$0.32	75
Granted	3,425,000	0.63	0.28	54
Exercised	(29,750)	0.41	0.26	-
Forfeited or expired	-	-	-	-
Outstanding at December 31, 2011	8,335,250	$0.59	$0.31	58
Exercisable at December 31, 2011	4,588,875	$0.57	$0.31	60
Granted	600,000	0.18	0.07	48
Exercised	-	-	-	-
Forfeited or expired	(1,975,000)	0.58	0.29	53
Outstanding at September 30, 2012	6,960,250	$0.56	$0.29	48
Exercisable at September 30, 2012	5,415,250	$0.57	$0.30	45

The Company recorded $165,968, $855,246, $588,202 and $1,627,157 compensation expense for stock options to directors, officers and employees for the nine months ended September 30, 2012, for the year ended December 31, 2011, the year ended December 31, 2010 and the period from inception (February 20, 2007) to September 30, 2012, respectively.  As of September 30, 2012, unrecognized compensation expense of $429,256 is related to non-vested options granted to directors, officers and employees which is anticipated to be recognized over the next 24 months, commensurate with the vesting schedules.

AMP Holding Inc.
(A Development Stage Company)
 Notes to Financial Statements
For the Three and Nine Months Ended September 30, 2012 and 2011
and for the Period From Inception,
February 20, 2007 to September 30, 2012
(Unaudited)

Options to consultants
The Company has also granted, on various dates, stock options to purchase common stock of the Company to consultants for services previously provided to the Company.  The terms, exercise prices and vesting of these awards vary.

The following table summarizes option activity for consultants:

	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Grant Date Fair Value per Share	Weighted Average Remaining Exercise Term in Months
Outstanding at January 1, 2010	-	$-	$-	-
Granted	810,000	0.67	0.23	36
Exercised	-	-	-	-
Forfeited or expired	-	-	-	-
Outstanding at December 31, 2010	810,000	$0.67	$0.23	32
Exercisable at December 31, 2010	380,000	$0.63	$0.22	31
Granted	70,000	0.59	0.18	31
Exercised	-	-	-	-
Forfeited or expired	-	-	-	-
Outstanding at December 31, 2011	880,000	$0.66	$0.23	20
Exercisable at December 31, 2011	755,000	$0.64	$0.22	20
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited or expired	-	-	-	-
Outstanding at September 30, 2012	880,000	$0.66	$0.23	11
Exercisable at September 30, 2012	880,000	$0.66	$0.23	11

The Company recorded $32,633, $83,265, $82,900 and $198,797 compensation expense for stock options to consultants for the nine months ended September 30, 2012, the year ended December 31, 2011, the year ended December 31, 2010 and the period from inception (February 20, 2007) to September 30, 2012, respectively.  There is no unrecognized compensation expense for these options because they were fully vested as of June 30, 2012.

Warrants to accredited investors
From December 2010 through December 2011, common stock sold by the Company has included common stock purchase warrants to acquire shares of common stock of the Company.  For each ten shares sold, each investor received a warrant to purchase five shares of common stock for a period of two years at an exercise price of $0.80 per share.  Since January 2012, the 2012 Investors received 2012 Warrants to acquire common stock of the Company.  The 2012 Warrants are exercisable for three years at an exercise price of $0.50.  The securities were offered and sold to the investors in private placement transactions made in reliance upon exemptions from registration pursuant to Section 4(2) under the Securities Act of 1933 (the “Securities Act”) and/or Rule 506 promulgated under the Securities Act. The investors are accredited investors as defined in Rule 501 of Regulation D promulgated under the Securities Act.

The following table summarizes warrant activity for accredited investors:

	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Grant Date Fair Value per Share	Weighted Average Remaining Exercise Term in Months
Outstanding at January 1, 2010	-	$-	$-	-
Granted	785,001	0.80	0.11	24
Exercised	-	-	-	-
Forfeited or expired	-	-	-	-
Outstanding at December 31, 2010	785,001	$0.80	$0.11	24
Exercisable at December 31, 2010	785,001	$0.80	$0.11	24
Granted	4,956,224	0.80	0.11	24
Exercised	-	-	-	-
Forfeited or expired	-	-	-	-
Outstanding at December 31, 2011	5,741,225	$0.80	$0.11	17
Exercisable at December 31, 2011	5,741,225	$0.80	$0.11	17
Granted	1,450,000	0.50	0.06	36
Exercised	-	-	-	-
Forfeited or expired	-	-	-	-
Outstanding at September 30, 2012	7,191,225	$0.74	$0.10	12
Exercisable at September 30, 2012	7,191,225	$0.74	$0.10	12

The Company recorded $0, $546,824, $86,350 and $633,174 compensation expense for stock warrants to accredited investors for the nine months ended September 30, 2012, the year ended December 31, 2011, the year ended December 31, 2010 and the period from inception (February 20, 2007) to September 30, 2012, respectively.  There is no unrecognized compensation expense for these warrants because they are fully vested at date of grant.

Warrants to placement agent and consultants
Through December 2011, the Company compensated the placement agent for assisting in the sale of the Company’s securities by paying the placement agent commissions and issuing the placement agent common stock purchase warrants to purchase shares of the Company’s common stock.  The warrants have a five year term and various exercise prices.

The Company has also granted, on various dates, stock warrants to purchase common stock of the Company to consultants for services previously provided to the Company.  The terms, exercise prices and vesting of these awards vary.

AMP Holding Inc.
(A Development Stage Company)
 Notes to Financial Statements
For the Three and Nine Months Ended September 30, 2012 and 2011
and for the Period From Inception,
February 20, 2007 to September 30, 2012
(Unaudited)

The following table summarizes warrant activity for the placement agent and consultants:

	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Grant Date Fair Value per Share	Weighted Average Remaining Exercise Term in Months
Outstanding at January 1, 2010	614,680	$0.39	$0.18	60
Granted	3,103,304	0.64	0.21	57
Exercised	-	-	-	-
Forfeited or expired	-	-	-	-
Outstanding at December 31, 2010	3,717,984	$0.60	$0.21	52
Exercisable at December 31, 2010	2,617,984	$0.61	$0.19	51
Granted	887,910	0.60	0.27	60
Exercised	(44,638)	0.40	0.18	39
Forfeited or expired	-	-	-	-
Outstanding at December 31, 2011	4,561,256	$0.60	$0.22	43
Exercisable at December 31, 2011	4,081,256	$0.59	$0.21	42
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited or expired	-	-	-	-
Outstanding at September 30, 2012	4,561,256	$0.60	$0.22	34
Exercisable at September 30, 2012	4,311,256	$0.59	$0.21	34

The Company recorded $58,276, $373,876, $497,527 and $929,679 compensation expense for stock warrants to the placement agent and consultants for the nine months ended September 30, 2012, the year ended December 31, 2011, the year ended December 31, 2010 and the period from inception (February 20, 2007) to September 30, 2012, respectively.  As of September 30, 2012, unrecognized compensation expense of $82,500 is related to non-vested warrants granted to consultants which is anticipated to be recognized over the next 35 months, commensurate with the vesting schedules.  There is no unrecognized compensation expense for the placement agent warrants because they are fully vested at date of grant.

Warrants to directors and officers
In December 2010 and May 2011, the Company issued to certain directors and officers common stock purchase warrants to acquire shares of common stock at an exercise price of $2.00 per share for a period of five years.  In November 2011, under the terms of a Promissory Note issued to a director and officer, common stock purchase warrants were issued to acquire 100,000 shares of common stock at an exercise price of $0.50 per share for a period of one year.  In May 2012, a director and officer received 100,000 2012 Warrants to acquire common stock of the Company at an exercise price of $0.50 for a period of three years.  In June 2012, a director and officer converted secured and unsecured loans provided to the Company from September 2011 to June 2012 in the aggregate amount of $389,250 into the 2012 Notes and 2012 Warrants.

AMP Holding Inc.
(A Development Stage Company)
 Notes to Financial Statements
For the Three and Nine Months Ended September 30, 2012 and 2011
and for the Period From Inception,
February 20, 2007 to September 30, 2012
(Unaudited)

The following table summarizes warrant activity for directors and officers:

	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Grant Date Fair Value per Share	Weighted Average Remaining Exercise Term in Months
Outstanding at January 1, 2010	-	$-	$-	-
Granted	1,400,000	2.00	0.13	60
Exercised	-	-	-	-
Forfeited or expired	-	-	-	-
Outstanding at December 31, 2010	1,400,000	$2.00	$0.13	59
Exercisable at December 31, 2010	1,400,000	$2.00	$0.13	59
Granted	1,600,000	1.91	0.09	57
Exercised	-	-	-	-
Forfeited or expired	-	-	-	-
Outstanding at December 31, 2011	3,000,000	$1.95	$0.11	49
Exercisable at December 31, 2011	3,000,000	$1.95	$0.11	49
Granted	489,250	0.50	0.01	36
Exercised	-	-	-	-
Forfeited or expired	-	-	-	-
Outstanding at September 30, 2012	3,489,250	$1.75	$0.09	39
Exercisable at September 30, 2012	3,489,250	$1.75	$0.09	39

The Company recorded $0, $143,680, $182,000 and $325,680 compensation expense for stock warrants to directors and officers for the nine months ended September 30, 2012, the year ended December 31, 2011, the year ended December 31, 2010 and the period from inception (February 20, 2007) to September 30, 2012, respectively.  There is no unrecognized compensation expense for these warrants because they are fully vested at date of grant.

AMP Holding Inc.
(A Development Stage Company)
 Notes to Financial Statements
For the Three and Nine Months Ended September 30, 2012 and 2011
and for the Period From Inception,
February 20, 2007 to September 30, 2012
(Unaudited)

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

In August 2012, the FASB issued ASU 2012-03, Technical Amendments and Corrections to SEC Sections – Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 114, Technical Amendments Pursuant to SEC Release No. 33-9250, and Corrections Related to FASB Accounting Standards Update 2010-22.  Because the amendments in this ASU reflect only guidance modifications that the SEC had previously issued, the amendments have no incremental impact on the reporting entity.

In October 2012, the FASB issued ASU 2012-04, Technical Corrections and Improvements.  The amendments in this update clarify the Codification or corrects unintended application of guidance and includes amendments identifying when the use of fair value should be linked to the definition of fair value in Topic 820, Fair Value Measurements.  Amendments to the Codification without transition guidance are effective upon issuance for both public and nonpublic entities.  For public entities, amendments subject to transition guidance will be effective for fiscal periods beginning after December 15, 2012.

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

The Company has continued to raise capital since the merger. Management believes the proceeds from these offerings, future offerings, and the Company’s anticipated revenue provides an opportunity for the Company to continue as a going concern. If additional funding is required, the Company plans to obtain working capital from equity financing from the sale of common, preferred stock and/or convertible debentures. Obtaining such working capital is not assured.

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

Operating results for the nine months ended September 30, 2012 are not necessarily indicative of the results that may be attained in subsequent periods or for the year ending December 31, 2012.

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

INCOME TAXES - As no taxable income has occurred from the date of this merger to September 30, 2012 cumulative deferred tax assets of approximately $4,474,000 are fully reserved, and no provision or liability for federal or state income taxes has been included in the financial statements. Net operating losses of approximately $3,600,000 are available for carryover to be used against taxable income generated through 2030, net operating losses of approximately $6,700,000 are available for carryover to be used against taxable income generated through 2031, and net operating losses of approximately $2,860,000 are available for carryover to be used against taxable income generated through 2032. The Company had not filed income tax returns during its period as a shell company.

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

Results of Operations

Three Months Ended September 30, 2012 Compared to Three Months Ended September 30, 2011

Revenue.  We did not generate revenue for the quarter ended September 31, 2012 or for the quarter ended September 31, 2011.

Expenses.  Our expenses for the three months ended September 30, 2012 were $1,283,345 and included payroll and payroll taxes ($461,399), stock based compensation ($36,951), batteries, motors and supplies ($49,692) including the cost of a vehicle removed from inventory, and legal and professional. Our expenses for the three months ended September 30, 2011 were $2,120,795 and included payroll and payroll taxes ($842,321), stock based compensation ($168,457), batteries, motors and supplies ($266,453), and legal and professional ($118,008). The reason for the decrease in comparing the quarter ended 2012 to 2011 was a decrease in development activities, including a reduction in the number of employees.

Net loss.  Net loss for the three months ended September 30, 2012 and 2011 were $1,283,345 and $2,120,795, respectively.

Operating Activities

Our operating activities from continuing operations resulted in net cash used by operations of $517,228 for the three months ended September 30, 2012 compared to net cash used by operations of $1,682,093 for the three months ended September 30, 2011. The net cash used by operations for the three months ended September 30, 2012 reflects a net loss of $1,283,345 offset by stock based compensation of $36,951, amortized discount on convertible debentures of $23,243, depreciation of $15,573, loss on sale of assets of $14,452, and $415,000 of legal and professional services accepted as consideration for issuance of common stock, increases in accounts payable of $178,920 and accounts payable, related parties of $15,668, and decreases in inventory of $40,000 and prepaid expenses and deposits of $26,310. The net cash used by operations for the three months ended September 30, 2011 reflects a net loss of $2,120,795, offset by stock based compensation of $168,457 and depreciation of $14,639; decreases in accounts receivable of $24,000 and accounts payable, related parties of $36,018; and increases in accounts payable of $364,419, inventory of $40,000 and prepaid expenses and deposits of $56,795.

Investing Activities

There were no investing activities for the three months ended September 30, 2012. Our investing activities for the three months ended September 30, 2011 resulted in net cash outflow of $51,177 for the acquisition of software, a prototype vehicle and equipment.

Financing Activities

Financing activities for the three months ended September 30, 2012 resulted in a net cash inflow of $498,365 and included cash inflows from the issuance of convertible debentures of $500,000 reduced by cash outflows for payments on long-term debt of $1,635. Financing activities for the three months ended September 30, 2011 resulted in a net cash inflow of $163,940 and included cash inflows from the issuance of common stock of $103,498 and shareholder advances of $62,000 reduced by cash outflows for payments on long-term debt of $1,558.

Nine Months Ended September 30, 2012 Compared to Nine Months Ended September 30, 2011

Revenue.  Revenue was $222,098 for the nine months ended September 30, 2012 and consisted of the sale of four converted vehicles. Revenue was $190,035 for the nine months ended September 30, 2011 and consisted of three customer vehicle conversions and the sale of one converted vehicle.

Expenses.  Our expenses for the nine months ended September 30, 2012 were $3,338,202 and included payroll and payroll taxes ($1,410,544), stock based compensation ($256,877), batteries, motors and supplies ($173,199) including the cost of a vehicle removed from inventory, and legal and professional ($625,478). Our expenses for the nine months ended September 30, 2011 were $6,584,578 and included payroll and payroll taxes ($2,183,490), stock based compensation ($1,367,818), batteries, motors and supplies ($1,017,309), and legal and professional ($399,283). The reason for the decrease in comparing the nine months ended 2012 to 2011 was a decrease in development activities, including a reduction in the number of employees.

Net loss.  Net loss for the nine months ended September 30, 2012 and 2011 were $3,116,104 and $6,394,543, respectively.

Operating Activities

Our operating activities from continuing operations resulted in net cash used by operations of $1,710,996 for the nine months ended September 30, 2012 compared to net cash used by operations of $4,814,756 for the nine months ended September 30, 2011. The net cash used by operations for the nine months ended September 30, 2012 reflects a net loss of $3,116,104 offset by stock based compensation of $256,877, amortized discount on convertible debentures of $55,013, depreciation of $48,458, loss on sale of assets of $14,452, and $475,000 of legal and professional services accepted as consideration for issuance of common stock, increases in accounts payable of $379,191 and accounts payable, related parties of $97,932, and decreases in inventory of $40,000 and prepaid expenses and deposits of $38,185. The net cash used by operations for the nine months ended September 30, 2011 reflects a net loss of $6,394,543, offset by non-cash stock based compensation of $1,367,818 and depreciation of $42,561; a decrease in accounts receivable of $53,023; an increase in accounts payable of $409,183; decreases in accounts payable, related parties of $55,860 and customer deposits of $52,393; and increases in inventory of $122,000 and prepaid expenses and deposits of $62,545.

Investing Activities

Our investing activities for the nine months ended September 30, 2012 resulted in net cash outflow of $28,753 for the acquisition of equipment. Our investing activities for the nine months ended September 30, 2011 resulted in net cash outflow of $137,525 for the acquisition of prototype vehicles, equipment and software.

Financing Activities

Financing activities for the nine months ended September 30, 2012 resulted in a net cash inflow of $1,665,409 and included cash inflows from the issuance of convertible debentures of $1,939,250, reduced by repayment of shareholder advances amounting to $269,000 and payments on long-term debt of $4,841. Financing activities for the nine months ended September 30, 2011 resulted in a net cash inflow of $4,670,905 and included cash inflows from the issuance of common stock of $4,613,515 and shareholder advances of $62,000 reduced by cash outflows for payments on long-term debt of $4,610.

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

We require funds to enable us to address our minimum current and ongoing expenses, expand marketing and promotion activity connected with the development and marketing of our products and to generate market share. Our cash on hand will not be sufficient to satisfy all of our cash requirements as we continue to progress and expand. We estimate that we will require between $8,000,000 and $10,000,000 to carry out our business plan for the next twelve months. Because we cannot anticipate when we will be able to generate significant revenues from sales, we will need to raise additional funds to continue to finalize engineering design and validation, develop new business, respond to competitive pressures and respond to unanticipated requirements or expenses. If we are not able to generate significant revenues from the sale of our products, we will not be able to maintain our operations or achieve a profitable level of operations.

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

Liquidity and Capital Resources

As of September 30, 2012, we had current assets of $115,192 including cash of $15,148 and current liabilities of $4,048,060. As of December 31, 2011, we had current assets of $267,717 including cash of $89,488 and current liabilities of $1,936,648.

The company has numerous delinquent current obligations to suppliers, employees and business contracts. As of September 30, 2012 the accounts payable balance is $1,746,558 including accrued payroll of $442,260. Obligations are being prioritized for payment as the timing of receipt of funds allows. Proactive communications to suppliers for delinquent current obligations have been ongoing. Additionally, several suppliers have been offered Company stock in exchange of foregoing the balance due to them. Several suppliers have turned over their accounts receivable account to collection agencies. Current purchases are being made on a COD basis.

Credit Facility

Presently we have no revolving Credit Facility established. Though a Company credit card revolving balance of $29,000 is included in accounts payable. There is no guarantee that we will be able to enter into an agreement to establish a line of credit or that if we do enter into such agreement that it will be on favorable terms.

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

Item 4. Controls and Procedures

As of the end of the period covered by this Quarterly Report, our Chief Executive Officer and Interim Chief Financial Officer performed an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on the evaluation and the identification of the material weaknesses in internal control over financial reporting described below, our Chief Executive Officer and Interim Chief Financial Officer concluded that, as of September 30, 2012, the Company's disclosure controls and procedures were not effective.

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

Our Chief Executive Officer and Interim Chief Financial Officer have conducted an assessment of our internal control over financial reporting as of September 30, 2012. Management's assessment of internal control over financial reporting was conducted using the criteria in Internal Control over Financial Reporting – Guidance for Smaller Public Companies issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis. In connection with management's assessment of our internal control over financial reporting as required under Section 404 of the Sarbanes-Oxley Act of 2002, we identified the following material weaknesses in our internal control over financial reporting as of September 30, 2012:

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

Because of the material weaknesses noted above, management has concluded that we did not maintain effective internal control over financial reporting as of September 30, 2012, based on Internal Control over Financial Reporting - Guidance for Smaller Public Companies issued by COSO.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2012 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

If we do not raise capital in the immediate future, we will be required to lay off additional employees and cease operations. We are currently evaluating several options for financing, but there are no guarantees that we will raise capital or that if we do raise the capital it will be on acceptable terms.

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

AMP has incurred a net loss amounting to $20,214,873 for the period from inception (February 20, 2007) through September 30, 2012. In addition, as of September 30, 2012, AMP has a working capital deficiency of $ 3,932,868. If we incur additional significant operating losses, our stock price, may decline, perhaps significantly.

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

Our success depends on the continuing services of James E. Taylor, Chairman and Stephen Burns, CEO. The loss of Mr. Taylor or Mr. Burns could have a material and adverse effect on our business operations. Additionally, the success of the Company’s operations will largely depend upon its ability to successfully attract and maintain competent and qualified key management personnel. As with any company with limited resources, there can be no guarantee that the Company will be able to attract such individuals or that the presence of such individuals will necessarily translate into profitability for the Company. Our inability to attract and retain key personnel may materially and adversely affect our business operations. We currently have $442,260 of accrued payroll included in accounts payable as of September 30, 2012.

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

We require substantial capital to support our operations. If we are unable to maintain adequate financing or other sources of capital are not available, we could be forced to suspend, curtail or reduce our operations, which could harm our revenues, profitability, financial condition and continued product development and general business prospects.

We face intense competition. Many of our competitors have greater financial or other resources, longer operating histories and greater name recognition than we do and one or more of these competitors could use their greater resources and/or name recognition to gain market share at our expense or could make it very difficult for us to establish market share.

In the electric vehicle market in the United States, we compete with large manufacturers, including GM, Toyota (Rav 4),Tesla, Nissan, EVI, and Smith Electric who have more significant financial resources, established market positions, long-standing relationships with customers and dealers, and who have more significant name recognition, technical, marketing, sales, manufacturing, distribution, financial and other resources than we do. Each of these companies is currently selling a hybrid or electric vehicle or is working to develop, market and sell advanced technology vehicles in the United States market. The resources available to our competitors to develop new products and introduce them into the marketplace exceed the resources currently available to us. As a result, our competitors may be able to compete more aggressively and sustain that competition over a longer period of time that we can. This intense competitive environment may require us to make changes in our products, pricing, licensing, services, distribution, or marketing to develop a market position. Each of these competitors has the potential to capture market share in our target markets, which could have an adverse effect on our position in our industry and on our business and operating results.

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

We engineer and assemble our electric vehicles in a facility in Loveland, Ohio. Any prolonged disruption in the operations of our facility, whether due to technical, information systems, communication network accidents, weather conditions or other natural disaster or otherwise, whether short or long-term, would adversely affect our business, prospects, financial condition and operating results.

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

Recent Federal legislation, including the Sarbanes-Oxley Act of 2002, has resulted in the adoption of various corporate governance measures designed to promote the integrity of the corporate management and the securities markets. Some of these measures have been adopted in response to legal requirements. Others have been adopted by companies in response to the requirements of national securities exchanges, such as the NYSE or the NASDAQ, on which their securities are listed. Prospective investors should bear in mind our current lack of Sarbanes Oxley measures in formulating their investment decisions.

We may be exposed to potential risks relating to our internal controls over financial reporting and our ability to have those controls attested to by our independent auditors.

As directed by Section 404 of the Sarbanes-Oxley Act of 2002 ("SOX 404"), the Securities and Exchange Commission adopted rules requiring smaller reporting companies, such as our company, to include a report of management on the company's internal controls over financial reporting in their annual reports for fiscal years ending on or after December 15, 2007. We were required to include the management report in annual reports starting with the year ending December 31, 2009. Previous SEC rules required a non-accelerated filer to include an attestation report in its annual report for years ending on or after June 15, 2010. Section 989G of the Dodd-Frank Act added SOX Section 404(c) to exempt from the attestation requirement smaller issuers that are neither accelerated filers nor large accelerated filers under Rule 12b-2. Under Rule 12b-2, subject to periodic and annual reporting criteria, an “accelerated filer” is an issuer with market value of $75 million, but less than $700 million; a “large accelerated filer” is an issuer with market value of $700 million or greater. As a result, the exemption effectively applies to companies with less than $75 million in market capitalization. Item 4 of this filing, Controls and Procedures, indicates the company’s controls and procedures were not effective.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

From January 6, 2012 through August 3, 2012, the Company entered into Securities Purchase Agreements and Security Agreements with several accredited investors (the “2012 Investors”) providing for the sale by the Company to the 2012 Investors of Secured Convertible Debentures in the aggregate amount of $1,939,250 (the "2012 Notes"). In addition to the 2012 Notes, the 2012 Investors also received common stock purchase warrants (the “2012 Warrants”) to acquire 1,939,250 shares of common stock of the Company. The 2012 Warrants are exercisable for three years at an exercise price of $0.50. The Company received the proceeds in connection with these financings between January 6, 2012 and August 3, 2012 with the most recent $100,000 invested on August 3, 2012. Further, a shareholder, director and officer, converted secured and unsecured loans provided to the Company from September 30, 2011 to June 5, 2012 in the aggregate amount of $389,250 into the 2012 Notes and 2012 Warrants.

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

In November 2012, the Company entered into a Note and Warrant Amendment and Conversion Agreement whereby the holders and the 2012 Investors converted all principal and interest under the 2012 Notes into 10,227,070 shares of common stock. Further, the exercise price of the 2012 Warrants was reduced to $0.25 per share.

On August 20, 2012, the Company entered into an Investment Agreement (“Investment Agreement”) with Kodiak Capital Group, LLC (“Kodiak”). Pursuant to the Investment Agreement, Kodiak has committed to purchase up to $7,500,000 of the Company’s common stock during the period commencing upon the effective date of a registration statement registering the shares of common stock underlying the equity line (the “Equity Line”) and continuing for 24 months. The aggregate number of shares issuable by the Company and purchasable by Kodiak under the Investment Agreement will be determined by the purchase prices for the common stock, as determined under the terms of the Investment Agreement. Upon execution of the Investment Agreement, the Company issued to Kodiak 1,875,000 commitment shares of newly-issued common stock.

Contemporaneously with the execution and delivery of the Investment Agreement, the Company and Kodiak executed and delivered a Registration Rights Agreement (“Registration Rights Agreement”) pursuant to which the Company has agreed to provide certain registration rights under the 1933 Act, and the rules and regulations promulgated thereunder, and applicable state securities laws.

The Company may draw on the facility from time to time, as and when it determines appropriate in accordance with the terms and conditions of the Investment Agreement. The amount that the Company is entitled to put in any one notice shall be up to $75,000, at the Company's election. Kodiak’s purchase price for each put is set at ninety percent (90%) of the lowest posted closing bid price of the Company’s common stock during the five (5) trading days after the date of the put notice. The Company will not be entitled to put shares to Kodiak unless (a) there is an effective registration statement under the Securities Act to cover the sale of the shares to Kodiak, (b) the Company’s common stock continues to be quoted on the OTC Bulletin Board, or becomes listed on a national securities exchange, and (c) the issuance of the shares would not cause Kodiak’s beneficial ownership to exceed 9.99% of our outstanding shares.

Pursuant to the terms of the Registration Rights Agreement, the Company has agreed to use its best efforts to file a registration statement with the SEC to register the sale to Kodiak of shares of common stock issued or issuable under the Investment Agreement.

In March 2012, the Company settled outstanding legal and consulting services totaling $60,000 by issuing 177,515 shares of common stock.

In September 2012, the Company settled outstanding legal services totaling $40,000 by issuing 400,000 shares of common stock.

This issuance of these above securities is exempt from the registration requirements under Rule 4(2) of the Securities Act of 1933, as amended, and/or Rule 506 as promulgated under Regulation D.
Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

On August 24, 2012, Martin J. Rucidlo was engaged by the Company to serve as the President of the Company. Mr. Rucidlo replaced Stephen S. Burns who resigned as President. Mr. Burns continues to serve as a director as well as Chief Executive Officer, Secretary and Treasurer of the Company. On August 24, 2012, Mr. Rucidlo entered into a letter agreement (the “Agreement”) with the Company pursuant to which he was appointed as the President of the Company in consideration of an annual salary of $125,000. As additional compensation, the Company granted Mr. Rucidlo options to purchase 300,000 shares of the Company’s common stock at an exercise price of $0.21 per share. The options will expire three years from the vesting period with 90,000 options vesting upon the signing of the Agreement and 105,000 options vesting each of the following two years on the anniversary date of the Agreement for a total of 300,000 shares.

Item 6. Exhibits

Exhibit No.	Description

3.1	Certificate of Designation for Series A Preferred Stock (1)

3.2	Certificate of Change (6)

3.3	Certificate of Correction (6)

3.4	Articles of Merger (7)

3.5	Certificate of Correction (Articles of Merger) (7)

3.6	Certificate of Amendment to the Certificate of Incorporation (9)

4.1	Form of Subscription Agreement by and between Title Starts Online, Inc. and the January 2010 Accredited Investors (2)

4.2	6% Promissory Note issued by Title Starts Online, Inc. on March 1, 2010 (3)

4.3	Form of Subscription Agreement by and between Title Starts Online, Inc. and the March 2010 Accredited Investors (4)

4.4	Form of Subscription Agreement by and between AMP Holding Inc. and Accredited Investors (11)

4.5	Form of Subscription Agreement by and between AMP Holding Inc. and May 2011 Accredited Investors (15)

4.6	Stock Option to acquire 500,000 shares of common stock issued to Joseph Paresi dated May 25, 2011 (16)

4.7	Stock Option to acquire 1,000,000 shares of common stock issued to Joseph Paresi dated May 25, 2011 (16)

4.8	Common Stock Purchase Warrant to acquire 500,000 shares of common stock issued to Joseph Paresi dated May 25, 2011 (16)

4.9	Stock Option to acquire 500,000 shares of common stock issued to James Taylor dated May 25, 2011 (16)

4.10	Common Stock Purchase Warrant to acquire 500,000 shares of common stock issued to James Taylor dated May 25, 2011 (16)

4.11	Stock Option to acquire 500,000 shares of common stock issued to Stephen Burns dated May 25, 2011 (16)

4.12	Common Stock Purchase Warrant to acquire 500,000 shares of common stock issued to Stephen Burns dated May 25, 2011 (16)

4.13	Promissory Note issued by AMP Holding Inc. on October 31, 2011 (17)

4.14	Security Agreement by and between AMP Holding Inc. and Stephen Burns dated October 31, 2011 (17)

4.15	Form of Securities Purchase Agreement (18)

4.16	Form of Secured Convertible Debenture (18)

4.17	Form of Common Stock Purchase Warrant (18)

4.18	Form of Security Agreement (18)

4.19	Promissory Note dated May 30, 2012 (20)

4.20	Promissory Note dated May 31, 2012 (20)

4.21	Promissory Note dated June 5, 2012 (20)

4.22	Letter Amendment dated June 5, 2012 (20)

4.23	Letter Amendment dated June 5, 2012 (20)

4.24	Letter Amendment dated June 5, 2012 (20)

4.25	Letter Agreement by and between Stephen Burns and AMP Holding Inc. (21)

4.26	Form of Note and Warrant Amendment and Conversion Agreement

10.1	Share Exchange Agreement dated as of December 28, 2009 by and among Advanced Mechanical Products, Inc., the shareholders of Advanced Mechanical Products, Inc. and Title Starts Online, Inc. (1)

10.2	Agreement and Release between Title Starts Online, Inc. and Mark DeFoor dated December 29, 2009 (1)

10.3	Conversion Agreement between Title Starts Online, Inc. and Bowden Transportation, Inc. dated December 28, 2009 (1)

10.4	Conversion Agreement between Title Starts Online, Inc. and Han Solutions II, LLC dated December 28, 2009 (1)

10.5	Conversion Agreement between Title Starts Online, Inc. and Ziu Zhang dated December 28, 2009 (1)

10.6	Director Agreement by and between AMP Holding Inc. and Nancy Dunlap dated August 23, 2010 (8)

10.7	Director Agreement by and between AMP Holding Inc, and James E. Taylor dated October 11, 2010 (10)

10.8	Employment Agreement by and between AMP Holding Inc. and James Taylor dated December 8, 2010 (12)

10.9	Employment Agreement by and between AMP Holding Inc. and Stephen S. Burns dated December 8, 2010 (12)

10.10	Director Agreement by and between AMP Holding Inc. and Joseph Paresi dated December 8, 2010 (12)

10.11	Employment Agreement by and between AMP Holding Inc. and Paul V. Gonzales dated January 12, 2011 (13)

10.12	Distribution Agreement by and between AMP Holding Inc. and Northern Lights Energy ehf. dated April 14, 2011 (14)

10.13	Agreement and General Release by and between AMP Holding Inc. and Joseph Paresi dated April 13, 2012 (19)

10.14	Investment Agreement dated as of August 20, 2012, by and between AMP Holding Inc., and Kodiak Capital Group, LLC. (22)

10.15	Registration Rights Agreement dated as of August 20, 2012, by and between AMP Holding Inc.and Kodiak Capital Group, LLC (22)

10.16	Letter Agreement by and between AMP Holding Inc. and Martin J. Rucidlo dated August 24, 2012 (23)

16.1	Letter from Schumacher & Associates, Inc. (5)

21.1	List of Subsidiaries(1)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

EX-101.INS	XBRL INSTANCE DOCUMENT

EX-101.SCH	XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT

EX-101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE

EX-101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE

EX-101.LAB	XBRL TAXONOMY EXTENSION LABELS LINKBASE

EX-101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

(1)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on January 4, 2010.
(2)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on February 4, 2010.
(3)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on March 4, 2010.
(4)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on March 17, 2010.
(5)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on March 18, 2010.
(6)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on May 25, 2010.
(7)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on May 25, 2010.
(8)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on August 27, 2010.
(9)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on September 10, 2010.
(10)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on October 19, 2010.
(11)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on December 6, 2010.
(12)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on December 13, 2010.
(13)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on January 14, 2011.
(14)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on April 20, 2011.
(15)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on May 12, 2011.
(16)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on June 1, 2011.
(17)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on November 4, 2011.
(18)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on February 28, 2012.
(19)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on April 19, 2012.
(20)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on June 25, 2012.
(21)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on July 11, 2012.
(22)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on August 24, 2012.
(23)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on August 30, 2012.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

AMP HOLDING INC.

Dated: November 15, 2012	By:	/s/ Stephen Burns
Name: Stephen Burns
Title: Chief Executive Officer (Principal Executive Officer)

Dated: November 15, 2012	By:	/s/ Richard Calme
Name: Richard Calme
Title: Interim Chief Financial Officer (Principal Financial and Accounting Officer)