Form 10-K
period 2012-12-31
AMP Holding Inc.
filed 2013-04-12
CIK 1425287

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒

As of June 29, 2012, the last business day of the Registrant’s most recently completed second fiscal quarter, the market value of our common stock held by non-affiliates was $5,499,297.

The number of shares of the Registrant’s common stock, $0.001 par value per share, outstanding as of April 10, 2013, was 76,622,130.  We have no other classes of equity outstanding.

AMP Holding Inc.
Annual Report on Form 10-K
For the Year Ended December 31, 2012

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

All references in this Form 10-K that refer to the “Company”, “AMP Holding", "AMP", “we,” “us” or “our” are to AMP Holding Inc. and unless otherwise differentiated, its wholly-owned subsidiary, AMP Electric Vehicles Inc.

PART I

Item 1. Business

On December 28, 2009, AMP Holding Inc. entered into and closed a Share Exchange Agreement with the AMP shareholders pursuant to which we acquired 100% of the outstanding securities of AMP in exchange for 14,890,904 shares of our common stock.  Considering that, following the merger, the AMP Shareholders control the majority of our outstanding voting common stock and we effectively succeeded our otherwise minimal operations to those that are theirs, AMP is considered the accounting acquirer in this reverse-merger transaction.  A reverse-merger transaction is considered, and accounted for as, a capital transaction in substance; it is equivalent to the issuance of AMP securities for our net monetary assets, which are deminimus, accompanied by a recapitalization.  Accordingly, we have not recognized any goodwill or other intangible assets in connection with this reverse merger transaction.  AMP is the surviving and continuing entities and the historical financials following the reverse merger transaction will be those of AMP.  We were a "shell company" (as such term is defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended) immediately prior to our acquisition of AMP pursuant to the terms of the Share Exchange Agreement.  As a result of such acquisition, we were initially focused on developing automotive electric drive trains but have subsequently shifted our focus to the design, engineering, marketing and sale of both repowered and new class 3 through 6 commercial trucks with an all-electric drivetrain and battery system.  Consequently, we believe that acquisition caused us to cease to be a shell company as we no longer have nominal operations.  Since that time, we have devoted the majority of our resources to the development of an all-electric drive system capable of moving heavy large vehicles ranging from full size SUV’s up to and including Medium Duty Commercial trucks.

Additionally, as a subsequent event, in February 2013 AMP Holding formed a new wholly owned subsidiary, AMP Trucks Inc., an Indiana corporation.  On March 13, 2013 AMP Trucks Inc. closed on the acquisition of assets of Workhorse Custom Chassis LLC (“Workhorse”).  The assets included in this transaction were:  the Workhorse ® brand, access to the dealer network of 440 dealers nationwide, intellectual property, and all physical assets which include the approximately 250,000 sq. ft. of facilities on 48 acres of land in Union City, Indiana (the “Workhorse Assets”).  We believe this acquisition propels AMP Holding Inc. into the unique position as a medium duty OEM which we believe will be capable of producing new chassis with electric, propane, compressed natural gas, and hybrid configurations, as well as gasoline drive systems.

Overview

Our vision is to bring electrification to medium duty trucks that are popular with fleets and small businesses.  91% of the 300,000 plus step vans on the road today travel fewer than 100 miles per day.  A significant number of these are being utilized for fixed route deliveries that have the vehicle returning to the same location on a daily basis.  Our initial focus is to either sell a repower solution for these up to 20,000 # GVW (Gross Vehicle Weight) step vans or produce a new chassis with similar specifications that is powered by an all-electric drive system.  If the customer requests it, we could provide them with a chassis that is powered by an alternative fuel i.e. propane or CNG.  In the event the customer still wants a percentage of their fleet to be gasoline powered vehicles, we will be able to provide those as well.  Buses and other similar Class 3 through Class 6 commercial trucks could potentially be part of our future product mix since the newly acquired assembly plant is capable of producing a wide range of vehicles.

We believe our specialization in larger vehicles, specifically medium duty trucks, addresses a need in the best possible market for electric vehicles.  The combination of our ability to produce, service and support a full line of vehicles ranging from traditional gasoline up to and including 100% electric power sets us apart from the competition and puts us in a very unique position.

We intend to take advantage of our unique status and the reputation we have built as a leader in the electrification of larger vehicles to become a world leader in the emerging electric vehicle (EV) marketplace.  Our expansion to the commercial medium duty truck segment is a logical step in that the execution of such vehicles allows the Company to leverage the technology and knowledge gained in the development of drivetrains for larger passenger vehicles.

Our powertrains encompass complete motor assemblies, battery packs, computers and software required for vehicle electrification.  In the case of a repower, this assembly or kit will be shipped to one of our dealers that have been trained in the proper installation of the electrification system.  They will then perform the repower at their facility which is in proximity to the customer’s operations and then return the vehicle to the customer in a matter of days.  In the event the electrification kit is for a new vehicle, the kit will be assembled at AMP’s Loveland, Ohio facility and then shipped to be installed in a new chassis at our newly acquired truck chassis assembly plant.

AMP’s approach to the electrification market is to provide 100% electric vehicles with industry-leading technology at a low upfront investment.  AMP has developed a very cost effective solution for manufacturing new electric vehicles and repowering existing gasoline and diesel vehicles.  This results in a unique market opportunity for AMP, one that is potentially greater than most electric vehicle competitors in the market today.  By using the best of breed, award winning existing brands, AMP can focus its resources specifically on advanced electric drive train solutions.  Further, by using well designed base vehicles, AMP can leverage the safety, handling and amenities invested into many of today’s vehicles while not “reinventing” the base vehicle.  The result is a well featured vehicle with the added advantages of having zero emissions, a quieter ride and a fraction of the ongoing operating and maintenance costs.

Market for Electric Vehicles

Most experts agree that the electric vehicle industry is here to stay and is expected to grow, although there have been recent indications that the market for consumer vehicles has been growing at a slower than anticipated rate.  There are various infrastructure issues that are being slowly resolved, at different levels of aggressiveness depending on country, state or city.  These include providing battery charging stations.  The industry has turned to private investment and government support programs for assistance to overcome these hurdles.

Because crude oil is a finite resource, we expect the cost of gasoline will only trend upward over time which in turn will drive market demand for EVs.

Market Strategy

AMP’s initial target was the mid-size and larger SUV market.  AMP is leveraging its experience from developing electric SUV’s to creating class 3 through 6 commercial electric trucks.  Approximately one year ago, AMP signed a development agreement with Navistar International Inc. (“Navistar”) to develop a 100% electric drive system for a specific Navistar vehicle that was produced with the VT365 and VT265 diesel engine in 2004 and 2005.  One of these development project vehicles will shortly complete durability testing by an independent third party and then move to field testing with a large package delivery company.

Our strategy is to provide infrastructure and logistical support for our vehicles through the 400 plus Workhorse truck dealer network throughout the country that we now have access to following the acquisition of the Workhorse Asset.  Additionally, the ability to provide a broad-based multiple fuel solution will provide customers with a one-stop solution for all of their vehicle needs in this class and type of vehicle.

Research and Development

The majority of our research and development is conducted in-house at our facilities near Cincinnati, Ohio.  Additionally, we contract with engineering firms to assist with validation and certification requirements as well as specific vehicle integration tasks.

Competition

There are two primary competitors in the medium duty EV truck segment in the US market:  Smith Electric Truck, and Electric Vehicles International (EVI).  Smith has sold approximately 400 electric trucks since their inception and they are the largest manufacturer in the country.  EVI is in the process of delivering 100 vehicles that UPS ordered in 2010 and it is our understanding that this order represents a significant portion of their overall business.

We believe the most dramatic difference between AMP and the other competitors in the medium duty truck market is the price.  Our research indicates that our retail price may be approximately 67% of the retail price of a comparable product.  We also stand out as the only manufacturer capable of providing a cost effective repower solution for existing vehicles.

While there are many overseas electric car companies, there are only a few overseas companies that have vehicles in the category of medium duty trucks.

Intellectual Property

The company has multiple pending U.S. patent applications and also plans to pursue appropriate foreign patent protection on those inventions.  The company also has five pending trademark applications and two issued trademark registrations in the U.S. with intent to pursue foreign trademark registration as well.

Government Regulation

We are in the business of manufacturing, modifying and selling medium duty trucks, and accordingly we are subject to laws related to truck sales and operation.

The United States' laws related to truck manufacturers regulate registration, safety criteria, type approval, inspection, maintenance, testing, etc. of trucks.  Complying with the regulations of truck development and manufacturing is costly and could significantly affect our ability to become profitable.  In addition, failure to comply with these laws could subject our Company to penalties, which could include severe fines or the removal of government approval to conduct business.  Although we fully intend to comply with all applicable rules and regulations, we cannot assure that we will be able to do so.

Number of Employees

We currently have 22 employees, 20 full time and 2 part-time, of which 4 are administrative/sales, 1 is finance, 1 is human resource, 10 are engineering/R&D, and 6 are manufacturing.  None of our employees are represented by a labor union.  We have not experienced any work stoppages and consider our relations with our employees to be good.  Currently, we have 4 fewer employees compared to December 31, 2011 due primarily to attrition and layoffs to balance resources with our product program development schedule.

 Agreements

Momentum Dynamics and BARTA (Berks County Regional Transportation Authority)

On December 29, 2012, the Company entered into an Agreement with Momentum Dynamics to engineer, develop, and produce two development vehicles for BARTA in Reading, Pennsylvania.  We are seeking to have this project generate the following:

•	promote the use of AMP products for other similar applications i.e. rental car shuttle buses, motel and hotel shuttle buses, school buses, and other hospitality shuttle bus applications,
•	network the AMP products through the Momentum Dynamic sales channel, and
•	promote the sale of AMP products to the Departments of Transportation throughout the US.

Navistar International Truck

In April of 2012 we signed a development agreement with Navistar International Truck.  The scope of work for this project was to repower two 2004 vintage W1652 vehicles, which were originally produced by Navistar.  Their customer, a large package delivery company, has an interest in repowering these vehicles with something other than the current diesel engine that is in this vehicle.  Navistar was interested in working with them to repower these vehicles with either electric or some other fuel system.  With electric being the most desirable if the customer’s price point could be met, AMP was subcontracted by Navistar to perform the electric repower, and in August of 2012 AMP delivered the first vehicle to Navistar.  The vehicle passed their initial performance requirements which were based on their end customer’s specifications.  In October 2012 Navistar turned the project over to AMP to work directly with them to provide a 100% electric repowered vehicle.  Since that time, AMP has been working through the customer requirements and is in the final stages of testing and durability.  Once all testing is completed we plan on finalizing purchase orders that are currently in the discussion phase.

Item 1A. Risk Factors

We require capital for our operations as we are currently significantly undercapitalized and if we are unable to raise capital in the near future we will cease operations.

Our cash balance by mid-April 2013 may be near zero.  This will impact the payment of our outstanding accounts payable balance.  If we do not raise capital in the immediate future, we will be required to lay off additional employees.  We are currently evaluating several options for financing, but there are no guarantees that we will raise capital or that if we do raise the capital it will be on acceptable terms.

Our limited operating history makes it difficult for us to evaluate our future business prospects and make decisions based on those estimates of our future performance.

We have basically been a research and development company since beginning operations in February 2007.  We have a limited operating history and have generated limited revenue.  As we move more toward a manufacturing environment it is difficult, if not impossible, to forecast our future results based upon our historical data.  Because of the uncertainties related to our lack of historical operations, we may be hindered in our ability to anticipate and timely adapt to increases or decreases in revenues or expenses.  If we make poor budgetary decisions as a result of unreliable historical data, we could be less profitable or incur losses, which may result in a decline in our stock price.

Failure to successfully integrate the Workhorse ® brand, logo, intellectual property, patents and assembly plant in Union City, Indiana into our operations could adversely affect our business and results of operations.

As part of our strategy to become an OEM, in March 2013, we have acquired Workhorse and the Workhorse Assets including the Workhorse ® brand, logo, intellectual property, patents and assembly plant in Union City, Indiana.  The Workhorse acquisition may expose us to operational challenges and risks, including the diversion of management’s attention from our existing business, the failure to retain key Workhorse dealers and our ability to commence operations at the plant in Union City, Indiana.  Our ability to sustain our growth and maintain our competitive position may be affected by our ability to successfully integrate the Workhorse Assets.

AMP’s results of operations have not resulted in profitability and we may not be able to achieve profitability going forward.

AMP has incurred net losses amounting to $21,371,258 for the period from inception (February 20, 2007) through December 31, 2012.  In addition, as of December 31, 2012, AMP has a working capital deficiency of $2,344,694.  If we incur additional significant operating losses, our stock price may decline, perhaps significantly.

Our management is developing plans to alleviate the negative trends and conditions described above.  Our business plan has changed from concentrating on EV SUV’s to EV medium duty trucks, but is still speculative and unproven.  There is no assurance that even if we successfully implement our business plan, that we will be able to curtail our losses.  Further, as we are a development stage enterprise, we expect that net losses and the working capital deficiency will continue.

Our business, prospects, financial condition and operating results will be adversely affected if we cannot reduce and adequately control the costs and expenses associated with operating our business, including our material and production costs.

We incur significant costs and expenses related to procuring the materials, components and services required to develop and produce our electric vehicles.  As a result, our current cost projections are considerably higher than the projected revenue stream that such vehicles will produce.  As a result we are continually working on initiatives to reduce our cost structure so that we may effectively compete.

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

Our success depends on the continuing services of James E. Taylor, Chairman of the Board, Stephen Burns, CEO, and Martin J. Rucidlo, President.  The loss of any of these individuals could have a material and adverse effect on our business operations.  Additionally, the success of the Company’s operations will largely depend upon its ability to successfully attract and maintain competent and qualified key management personnel.  As with any company with limited resources, there can be no guarantee that the Company will be able to attract such individuals or that the presence of such individuals will necessarily translate into profitability for the Company.  Our inability to attract and retain key personnel may materially and adversely affect our business operations.

We must effectively manage the growth of our operations or our company will suffer.

To manage our growth, we believe we must continue to implement and improve our operational, manufacturing, and research and development departments.  We may not have adequately evaluated the costs and risks associated with this expansion, and our systems, procedures, and controls may not be adequate to support our operations.  In addition, our management may not be able to achieve the rapid execution necessary to successfully offer our products and services and implement our business plan on a profitable basis.  The success of our future operating activities will also depend upon our ability to expand our support system to meet the demands of our growing business.  Any failure by our management to effectively anticipate, implement, and manage the changes required to sustain our growth would have a material adverse effect on our business, financial condition, and results of operations.

Our business requires substantial capital, and if we are unable to maintain adequate financing sources our profitability and financial condition will suffer and jeopardize our ability to continue operations.

We require substantial capital to support our operations.  If we are unable to maintain adequate financing, or other sources of capital are not available, we could be forced to suspend, curtail or reduce our operations, which could harm our revenues, ability to achieve profitability, financial condition and business prospects.

We face competition. A few of our competitors have greater financial or other resources, longer operating histories and greater name recognition than we do and one or more of these competitors could use their greater resources and/or name recognition to gain market share at our expense or could make it very difficult for us to establish market share.

In the electric medium duty truck market in the United States, we compete with a few other manufacturers, including EVI and Smith Electric, who have more significant financial resources, established market positions, long-standing relationships with customers and dealers, and who have more significant name recognition, technical, marketing, sales, financial and other resources than we do.  Each of these companies is currently selling an electric vehicle or is working to develop, market and sell advanced technology vehicles in the United States market.  The resources available to our competitors to develop new products and introduce them into the marketplace exceed the resources currently available to us.  As a result, our competitors may be able to compete more aggressively and sustain that competition over a longer period of time that we can.  This intense competitive environment may require us to make changes in our products, pricing, licensing, services, distribution, or marketing to develop a market position.  Each of these competitors has the potential to capture market share in our target markets which could have an adverse effect on our position in our industry and on our business and operating results.

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

A significant portion of our projected future revenue, if any, is generated from a limited number of vehicle customers.  Additionally, much of our business model is focused on building relationships with large customers.  Currently we have no contracts with customers that include long-term commitments or minimum volumes that ensure future sales of vehicles.  As such, a customer may take actions that affect us for reasons that we cannot anticipate or control, such as reasons related to the customer’s financial condition, changes in the customer’s business strategy or operations or as the result of the perceived performance or cost-effectiveness of our vehicles.  The loss of or a reduction in sales or anticipated sales to our most significant customers could have an adverse effect on our business, prospects, financial condition and operating results.

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

The risk of product liability claims, product recalls, and associated adverse publicity is inherent in the manufacturing, marketing, and sale of electrical vehicles.  Although we have product liability insurance for our consumer and commercial products, that insurance may be inadequate to cover all potential product claims.  We also carry liability insurance on our products.  Any product recall or lawsuit seeking significant monetary damages either in excess of our coverage, or outside of our coverage, may have a material adverse effect on our business and financial condition.  We may not be able to secure additional product liability insurance coverage on acceptable terms or at reasonable costs when needed.  A successful product liability claim against us could require us to pay a substantial monetary award. Moreover, a product recall could generate substantial negative publicity about our products and business and inhibit or prevent commercialization of other future product candidates.  We cannot provide assurance that such claims and/or recalls will not be made in the future.

We may have to devote substantial resources to implementing a retail product distribution network.

Dealers are often hesitant to provide their own financing to contribute to our product distribution network.  As a result, we anticipate that we may have to provide financing or other consignment sale arrangements for dealers.  A capital investment such as this presents many risks, foremost among them being that we may not realize a significant return on our investment if the network is not profitable.  Our inability to collect receivables from dealers could cause us to suffer losses.  Lastly, the amount of time that our management will need to devote to this project may divert them from performing other functions necessary to assure the success of our business.

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

Our products are subject to environmental and safety compliance with various federal and state regulations, including regulations promulgated by the EPA, NHTSA, and various state boards, and compliance certification is required for each new model year.  The cost of these compliance activities and the delays and risks associated with obtaining approval can be substantial.  The risks, delays, and expenses incurred in connection with such compliance could be substantial.

Our success may be dependent on protecting our intellectual property rights.

We rely on trade secret protections to protect our proprietary technology.  Our success will, in part, depend on our ability to obtain trademarks and patents.  We are working on obtaining patents and trademarks registered with the United States Patent and Trademark Office but have not finalized any as of this date.  Although we have entered into confidentiality agreements with our employees and consultants, we cannot be certain that others will not gain access to these trade secrets.  Others may independently develop substantially equivalent proprietary information and techniques or otherwise gain access to our trade secrets.

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

We engineer and assemble our electric vehicles in a facility in Loveland, Ohio. Any prolonged disruption in the operations of our facility, whether due to technical, information systems, communication networks, accidents, weather conditions or other natural disaster, or otherwise, whether short or long-term, would adversely affect our business, prospects, financial condition and operating results.

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

The equity trading markets may experience periods of volatility, which could result in highly variable and unpredictable pricing of equity securities.  The market price of our common stock could change in ways that may or may not be related to our business, our industry or our operating performance and financial condition.  In addition, the trading volume in our common stock may fluctuate and cause significant price variations to occur.  We have experienced significant volatility in the price of our stock.  We cannot assure that the market price of our common stock will not fluctuate or decline significantly in the future.  In addition, the stock markets in general can experience considerable price and volume fluctuations.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our principal offices are located at 100 Commerce Drive, Loveland, Ohio 45247, which include 7,500 square feet in office space and 22,500 square feet in manufacturing/development space.  We pay $12,231 per month in rent and our current lease expires in September 2018.  At December 31, 2012 approximately $51,000 is included in accounts payable for amounts due to the lessor.

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

Quarter Ended	March 31		June 30		September 30		December 31
	High	Low	High	Low	High	Low	High	Low
2011	$0.92	$0.46	$0.94	$0.40	$0.70	$0.21	$0.59	$0.25
2012	$0.55	$0.20	$0.29	$0.11	$0.25	$0.10	$0.25	$0.08

Holders of our Common Stock

As of April 10, 2013, there were approximately 79 stockholders of record of our common stock.  This number does not include shares held by brokerage clearing houses, depositories or others in unregistered form.  The stock transfer agent for our securities is Empire Stock Transfer, Inc., 1859 Whitney Mesa Drive, Henderson, Nevada 89014.

Dividends

The Company has never declared or paid any cash dividends on its common stock.  The Company currently intends to retain future earnings, if any, to finance the expansion of its business.  As a result, the Company does not anticipate paying any cash dividends in the foreseeable future.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth the aggregate information of our equity compensation plans in effect as of December 31, 2012:

Plan	Number of securities to be issued upon exercise of outstanding options and rights	Weighted-average exercise price of outstanding options and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in first column)
Equity compensation plans approved by security holders – 2010 Stock Incentive Plan	1,582,000	$0.42	388,250

Equity compensation plans approved by security holders – 2011 Incentive Stock Plan	225,000	$0.70	775,000

Equity compensation plans or arrangements not approved by security holders	21,753,565	$0.77	1,441,500

Total	23,560,565	$0.75	2,604,750

Penny Stock Rules

The Securities and Exchange Commission has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks.  Penny stocks are generally equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system).

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

•	contains a brief, clear, narrative description of a dealer market, including "bid" and "ask" price for the penny stock and the significance of the spread between the bid and ask price
•	contains a toll-free telephone number for inquiries on disciplinary actions
•	defines significant terms in the disclosure document or in the conduct of trading penny stocks
•	contains such other information and is in such form (including language, type, size and format) as the Securities and Exchange Commission shall require by rule or regulation

The broker-dealer also must provide, prior to effecting any transaction in a penny stock, to the customer:

•	the bid and offer quotations for the penny stock
•	the compensation of the broker-dealer and its salesperson in the transaction
•	the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock
•	monthly account statements showing the market value of each penny stock held in the customer's account

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

On March 1, 2010, the Company issued a 6% promissory note in the principal amount of $100,000 to an accredited investor in consideration of $100,000.  In addition to the note, the lender also received a common stock purchase warrant to acquire 125,006 shares of common stock at an exercise price of $0.40 per share exercisable for a period of three years.  The note had an interest rate of 6% per annum and was repaid in the third quarter of 2010.

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

From December 3, 2010 through March 29, 2011, the Company sold an aggregate of 3,364,983 shares of common stock and common stock purchase warrants to acquire 1,682,492 shares of common stock of the Company for an aggregate purchase price of $2,018,990 to accredited investors.  The warrants are exercisable for two years at an exercise price of $0.80.  In November 2012, the warrants were modified to change the exercise period from two years to three years.  The closings occurred on the following dates:

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

From May 10, 2011 through December 20, 2011, the Company sold an aggregate of 7,315,799 shares of common stock and warrants to acquire 3,657,899 shares of common stock of the Company for an aggregate purchase price of $4,389,500 to accredited investors.  The warrants are exercisable for two years at an exercise price of $0.80.  In November 2012, the warrants were modified to change the exercise period from two years to three years.  The closings occurred on the following dates:

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

On May 25, 2011, the Company granted the below stock options and common stock purchase warrants to James Taylor and Stephen Burns, officers and directors of the Company, for achieving various milestones and targets over the last six months including the continuous raising of and management of operational funds, the development of an operational plan that addresses product development, production readiness, vehicle certification planning and start of the certification process, the addition of key personnel to fulfill operational requirements such as procurement, engineering and finance, the establishment of a number of channels to market and initial agreements with distributors including the Distribution Agreement with Northern Lights Energy ehf. (“NLE”), an Icelandic company that operates in the energy and transportation sectors, pursuant to which the Company will manufacture, assemble, produce, and sell Company products to NLE in exchange for granting NLE the exclusive right within the country of Iceland.  The Company issued Mr. Taylor a stock option to acquire 500,000 shares of common stock at an exercise price of $0.60 per share for a period of five years and a common stock purchase warrant to acquire 500,000 shares of common stock at an exercise price of $2.00 per share for a period of five years.  The Company issued Mr. Burns a stock option to acquire 500,000 shares of common stock at an exercise price of $0.60 per share for a period of five years and a common stock purchase warrant to acquire 500,000 shares of common stock at an exercise price of $2.00 per share for a period of five years.

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

From January 6, 2012 through August 3, 2012, the Company entered into Securities Purchase Agreements and Security Agreements with several accredited investors (the “2012 Investors”) providing for the sale by the Company to the 2012 Investors of Secured Convertible Debentures in the aggregate amount of $1,939,250 (the "2012 Notes").  In addition to the 2012 Notes, the 2012 Investors also received common stock purchase warrants (the “2012 Warrants”) to acquire 1,939,250 shares of common stock of the Company.  The 2012 Warrants were exercisable for three years at an exercise price of $0.50.  The Company received the proceeds in connection with these financings between January 6, 2012 and August 3, 2012.  Further, a shareholder, director and officer, converted secured and unsecured loans provided to the Company from September 30, 2011 to June 5, 2012 in the aggregate amount of $389,250 into the 2012 Notes and 2012 Warrants.  In November 2012, the Company entered into a Note and Warrant Amendment and Conversion Agreement whereby the holders and the 2012 Investors converted all principal and interest under the 2012 Notes into 10,227,070 shares of common stock. Further, the exercise price of the 2012 Warrants was reduced to $0.25 per share.

In March 2012 the Company settled outstanding invoices for consulting services totaling $60,000 by issuing 177,515 shares of common stock.

On August 10, 2012, Company granted James Taylor options to purchase 300,000 shares of the Company’s common stock at an exercise price of $0.15 per share.  The options expire after five years with 100,000 options vesting immediately and 100,000 options vesting each of the following two years on the anniversary date.

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

The Company may draw on the facility from time to time, as and when it determines appropriate in accordance with the terms and conditions of the Investment Agreement.  The amount that the Company is entitled to put in any one notice shall be up to $75,000, at the Company's election.  Kodiak’s purchase price for each put is set at ninety percent (90%) of the lowest posted closing bid price of the Company’s common stock during the five (5) trading days after the date of the put notice.  The Company will not be entitled to put shares to Kodiak unless (a) there is an effective registration statement under the Securities Act to cover the sale of the shares to Kodiak, (b) the Company’s common stock continues to be quoted on the OTC Bulletin Board, or becomes listed on a national securities exchange, and (c) the issuance of the shares would not cause Kodiak’s beneficial ownership to exceed 9.99% of the outstanding shares.

Pursuant to the terms of the Registration Rights Agreement, the Company has agreed to use its best efforts to file a registration statement with the SEC to register the sale to Kodiak of shares of common stock issued or issuable under the Investment Agreement.

On August 24, 2012, Martin J. Rucidlo was engaged by the Company to serve as the President of the Company.  Mr. Rucidlo replaced Stephen S. Burns who resigned as President.  Mr. Burns continues to serve as a director as well as Chief Executive Officer, Secretary and Treasurer of the Company.  On August 24, 2012, Mr. Rucidlo entered into a letter agreement with the Company pursuant to which he was appointed as the President of the Company in consideration of an annual salary of $125,000.  As additional compensation, the Company granted Mr. Rucidlo options to purchase 300,000 shares of the Company’s common stock at an exercise price of $0.21 per share.  The options will expire three years from the vesting period with 90,000 options vesting upon the signing of the Agreement and 105,000 options vesting each of the following two years on the anniversary date of the Agreement for a total of 300,000 shares.

In September 2012, the Company settled outstanding invoices for legal services totaling $40,000 by issuing 400,000 shares of common stock.

In October 2012, the Company settled outstanding invoices for consulting services totaling $55,000 by issuing 500,000 shares of common stock.

Between October 16, 2012 and December 19, 2012, shareholders and related parties advanced $500,000 to the Company for working capital needs.  In consideration of such advances, the Company issued promissory notes with interest at 10% per annum due October 16, 2013.  The notes are unsecured and require the Company to designate part of the proceeds of financing in excess of $2,000,000 to be used for repayment of these notes.  The Company is in violation of this covenant in 2013 as financing in excess of $2,000,000 has occurred and repayment of these notes has not occurred.

In November 2012, the Company settled outstanding invoices for legal services totaling $15,000 by issuing 157,895 shares of common stock.

In December 2012, the Company settled outstanding invoices for consulting services totaling $175,000 by issuing 3,500,000 shares of common stock.

In December 2012, the Company entered into placement agent agreements with Northeast Securities Inc. and Midtown Partners & Company, LLC.  The Company issued 25,000 shares of common stock to Northeast Securities Inc. and 150,000 shares of common stock to Midtown Partners & Co., LLC, with a cost basis of $0.16 per share, as up-front compensation under the agreements.

On December 4, 2012, the Company granted stock options to acquire 1,575,000 shares of common stock to officers, employees and consultants under the 2012 Incentive Stock Plan at an exercise price of $0.11 per share for a period of three years vesting 34% on December 31, 2012 8.35% at the end of each quarter thereafter for eight quarters, ending December 31, 2014.

In December 2012, the Company settled outstanding invoices for legal services totaling $25,000 by issuing 208,333 shares of common stock.

On January 29, 2013, the Company entered into a subscription agreement with an accredited investor pursuant to which the investor purchased 500,000 shares of the Company’s common stock at a cost basis of $0.20 per share, for a purchase price of $100,000, together with a common stock purchase warrant to acquire 250,000 shares of common stock at $0.40 per share for a period of three years.

In addition, on January 29, 2013, an accredited investor loaned the Company $100,000.  In consideration of such loan, the Company issued a Promissory Note which bears interest at 10% per annum and matures on January 29, 2014.  The Note can be prepaid in whole or in part at any time without the consent of the holder provided that the  Company shall pay all accrued interest on the principal so prepaid to date of such prepayment.  On February 21, 2013, the Company and the holder entered into a Conversion Agreement pursuant to which the parties converted the Note of January 29, 2013 into 500,000 shares of common stock of the Company at a cost basis of $0.20 per share and a common stock purchase warrant to acquire 250,000 shares of common stock of the Company.  The warrant is exercisable for three years at an exercise price of $0.40.

On March 13, 2013, the Company entered into a subscription agreement with various accredited investors pursuant to which the Investors purchased 17,925,000 shares of the Company’s common stock at a cost basis of  $0.20 per share, for a purchase price of $3,585,000, together with common stock purchase warrants to acquire 8,962,500 shares of common stock at $0.40 per share for a period of three years.

On March 13, 2013 the Company agreed to compensate a business development consultant for work performed relating to the Workhorse Custom Chassis purchase by issuing 1,125,000 shares of common stock at a cost basis of $0.20 per share and a cash payment of $25,000.  Additionally, on March 13, 2013 the Company agreed to compensate a consultant that performed due diligence work related to the Workhorse Custom Chassis purchase by issuing 50,000 shares of common stock at a cost basis of $0.23 per share.

On March 15, 2013 the Company established the 2013 Incentive Stock Plan to retain directors, executives and selected employees and consultants and reward them for making major contributions to the success of the Company.  The total number of shares of common stock that may be purchased by Options, Stock Awards, or Restricted Stock Purchase Offers may not exceed 5,000,000.  The exercise price of the options shall be no less than 100% of the Fair Market Value of the stock as of the date of grant, unless the holder owns more than 10% of the Company Stock in which case the Fair Market Value shall be no less than 110%.  The exercise period shall be no more than five years.  No shares shall become exercisable until the first anniversary date.  Shares exercisable on the first anniversary date shall be 20% or more.  On March 15, 2013 the Company granted 1,100,000 common stock options, from the 2013 Incentive Stock Plan, to certain executives and employees of the Company for work on the Workhorse Custom Chassis purchase.  The options are exercisable at $0.29 per share for a period of five years and vest 20% on March 15, 2014, 20% on March 15, 2015, 20% on March 15, 2016 and 40% on March 15, 2017.

On March 19, 2013 the Company agreed to compensate a new Advisory Board Member by issuing 300,000 shares of common stock at a cost basis of $0.25 per share and a common stock option to acquire 50,000 shares at an exercise price of $0.25 per share for a period of five years, with 16,666 vesting on the first anniversary date and 16,667 vesting on each of the next two anniversary dates.

On March 21, 2013, the Company settled outstanding invoices for legal services totaling $40,000 by issuing 266,667 shares of common stock at a cost basis of $0.15 per share.

This issuance of these above securities is exempt from the registration requirements under Rule 4(2) of the Securities Act of 1933, as amended, and/or Rule 506 as promulgated under Regulation

Item 6. Selected Financial Data

YEARS ENDED DECEMBER 31,	2012	2011	2010	2009	2008	2007
OPERATING SUMMARY
Sales	$272,098	$190,035	$140,707	$0	$0	$0
Net loss during the development stage	(4,272,489)	(8,705,711)	(5,028,106)	(1,524,923)	(1,383,884)	(456,145)
Basic and diluted loss per share	$(0.10)	$(0.26)	$(0.23)	$(6.20)	$(20.41)	$(126.53)
Shares used in per share calculation	44,915,220	33,888,737	22,019,054	245,770	67,816	3,605

FINANCIAL POSITION SUMMARY
Total assets	$220,693	$449,894	$529,361	$79,694	$168,875	$443,855
Cash and cash equivalents	39,819	89,488	385,293	0	58,303	262,029
Total current assets	93,846	267,717	453,190	13,688	79,584	293,393
Total current liabilities	2,438,540	1,936,648	784,608	583,406	224,147	0
Net working capital	(2,344,694)	(1,668,931)	(331,418)	(569,718)	(144,563)	293,393
Stockholders’ equity (deficit)	(2,580,033)	(1,556,304)	(280,500)	(503,712)	(55,272)	443,855
Common stock outstanding	55,955,463	38,734,650	27,712,401	17,769,836	74,235	7,210

CASH FLOW SUMMARY
Net cash used by operations	$(2,201,281)	$(5,878,893)	$(3,251,514)	$(1,240,975)	$(1,037,159)	$(427,372)
Net cash provided (used) by investing activities	(22,753)	(156,750)	(26,014)	8,649	8,433	(149,315)
Net cash provided by financing activities	2,174,365	5,739,838	3,662,821	1,174,023	825,000	838,716
Net increase (decrease) in cash and equivalents	(49,669)	(295,805)	385,293	(58,303)	(203,726)	262,029

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

Some of the statements contained in this Form 10-K that are not historical facts are "forward-looking statements" which can be identified by the use of terminology such as "estimates," "projects," "plans," "believes," "expects," "anticipates," "intends," or the negative or other variations, or by discussions of strategy that involve risks and uncertainties.  We urge you to be cautious of the forward-looking statements, that such statements, which are contained in this Form 10-K, reflect our current beliefs with respect to future events and involve known and unknown risks, uncertainties and other factors affecting our operations, market growth, services, products and licenses.  No assurances can be given regarding the achievement of future results, as actual results may differ materially as a result of the risks we face, and actual events may differ from the assumptions underlying the statements that have been made regarding anticipated events.  Factors that may cause actual results, our performance or achievements, or industry results, to differ materially from those contemplated by such forward-looking statements include without limitation:

•	Our ability to attract and retain management
•	Our ability to raise capital when needed and on acceptable terms and conditions
•	The intensity of competition
•	General economic conditions
•	Changes in regulations
•	Whether the market for electric vehicles continues to grow, and, if it does, the pace at which it may grow
•	Our ability to compete against large competitors in a rapidly changing market for electric vehicles

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

Overview

On December 28, 2009, AMP Holding Inc. entered into and closed a Share Exchange Agreement with the AMP shareholders pursuant to which we acquired 100% of the outstanding securities of AMP in exchange for 14,890,904 shares of our common stock.  Considering that, following the merger, the AMP Shareholders control the majority of our outstanding voting common stock and we effectively succeeded our otherwise minimal operations to those that are theirs, AMP is considered the accounting acquirer in this reverse-merger transaction.  A reverse-merger transaction is considered, and accounted for as, a capital transaction in substance; it is equivalent to the issuance of AMP securities for our net monetary assets, which are deminimus, accompanied by a recapitalization.  Accordingly, we have not recognized any goodwill or other intangible assets in connection with this reverse merger transaction.  AMP is the surviving and continuing entities and the historical financials following the reverse merger transaction will be those of AMP.  We were a "shell company" (as such term is defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended) immediately prior to our acquisition of AMP pursuant to the terms of the Share Exchange Agreement.  As a result of such acquisition, we were initially focused on developing automotive electric drive trains but have subsequently shifted our focus to the design, engineering, marketing and sale of both repowered and new class 3 through 6 commercial trucks with an all-electric drivetrain and battery system.  Consequently, we believe that acquisition caused us to cease to be a shell company as we no longer have nominal operations.  Since that time, we have devoted the majority of our resources to the development of an all-electric drive system capable of moving heavy large vehicles ranging from full size SUV’s up to and including Medium Duty Commercial trucks.

Additionally, as a subsequent event, in February 2013 AMP Holding formed a new wholly owned subsidiary, AMP Trucks Inc., an Indiana corporation.  On March 13, 2013 AMP Trucks Inc. closed on the acquisition of assets of Workhorse Custom Chassis LLC (“Workhorse”).  The assets included in this transaction were:  the Workhorse ® brand, access to the dealer network of 440 dealers nationwide, intellectual property, and all physical assets which include the approximately 250,000 sq. ft. of facilities on 48 acres of land in Union City, Indiana (the “Workhorse Assets”).  We believe this acquisition propels AMP Holding Inc. into the unique position as a medium duty OEM which we believe will be capable of producing new chassis with electric, propane, compressed natural gas, and hybrid configurations, as well as gasoline drive systems.

Results of Operations

Year Ended December 31, 2012 Compared to Year Ended December 31, 2011

Revenue.  Revenue was $272,098 for the year ended December 31, 2012 and consisted of a limited number of converted experimental vehicles.  Revenue was $190,035 for the year ended December 31, 2011 and consisted of a limited number of customer conversions.

Expenses.  Our expenses for the year ended December 31, 2012 were $4,544,587 and included payroll and payroll taxes ($1,773,232), stock based compensation ($338,853), legal and professional ($709,883), advertising (429,483), and batteries, motors and supplies ($240,907).  Our expenses for the year ended December 31, 2011 were $8,895,746 and included payroll and payroll taxes ($2,903,916), stock based compensation ($2,002,891), batteries, motors and supplies ($1,131,467), consulting ($759,791), and legal and professional ($546,866).  The major reasons for the decrease in comparing the year ended 2012 to 2011 was a change in emphasis from automotive to truck development (battery, motors, and supply expense dropped by $890,560), a reduction in the number of employees (payroll and payroll taxes dropped by $1,130,684), and a decrease in stock based compensation (dropped by $1,664,038).  These three items accounted for 85% of the $4,351,159 decrease in expense from 2011 to 2012.

Net loss.  Net loss for the years ended December 31, 2012 and 2011 were $4,272,489 and $8,705,711, respectively.

Liquidity and Capital Resources

As of December 31, 2012, we had current assets of $93,846 including cash of $39,819 and current liabilities of $2,438,540.  As of December 31, 2011, we had current assets of $267,717 including cash of $89,488 and current liabilities of $1,936,648.

Operating Activities

Our operating activities from continuing operations resulted in net cash used by operations of $2,201,281 for the year ended December 31, 2012 compared to net cash used by operations of $5,878,893 for the year ended December 31, 2011.  The net cash used by operations for the year ended December 31, 2012 reflects a net loss of $4,272,489 offset by the following items that reconcile net loss from operations to cash used by operations:  stock based compensation of $338,853, amortized discount on convertible debentures of $91,493, depreciation of $63,629, loss on sale of assets of $14,454, interest expense of $106,164 on convertible debentures converted to common stock, and $773,000 of legal and professional services accepted as consideration for issuance of common stock.  The net cash used by operations for the year ended December 31, 2012 was also impacted by the following changes in operating assets and liabilities:  increases in accounts payable of $399,497, accounts payable, related parties of $124,916 and customer deposits of $35,000, and decreases in inventory of $80,998, prepaid expenses and deposits of $38,185, and accounts receivable of $5,019.  The net cash used by operations for the year ended December 31, 2011 reflects a net loss of $8,705,711 offset by the following items that reconcile net loss from operations to cash used by operations:  stock based compensation of $2,002,891, depreciation of $58,037, and loss on sale of assets of $7,644.  The net cash used by operations for the year ended December 31, 2011 was also impacted by the following changes in operating assets and liabilities:  increases in account payables of $915,945, inventory of $122,000, prepaid expenses and deposits of $41,355, and accounts payable, related parties of $5,026, and decreases in accounts receivable of $53,023 and customer deposits of $52,393.

Investing Activities

Our investing activities for the year ended December 31, 2012 resulted in net cash outflow of $22,753 including $28,753 for the acquisition of equipment offset by proceeds of $6,000 from the sale of equipment.  Our investing activities for the year ended December 31, 2011 resulted in net cash outflow of $156,750 for the acquisition of prototype vehicles, equipment and software.

Financing Activities

Our financing activities resulted in a cash inflow of $2,174,365 for the year ended December 31, 2012 and included cash inflows from the issuance of convertible debentures of $1,939,250 and shareholder advances, net of repayments, of $246,000 and cash outflows for payments on long-term debt of $10,885.  During December 2012 accounts payable of $513,636 were converted to notes payable.  Our financing activities resulted in a cash inflow of $5,739,838 for the year ended December 31, 2011 and included cash inflows from the issuance of common stock of $5,427,016, shareholder advances, net of repayments, of $269,000 and proceeds from long-term debt of $50,000 and cash outflows for payments on long-term debt of $6,178.  Equipment valued at $14,937 was acquired through debt financing in December 2011.

Presently, due to the lack of revenue we are not able to meet our operating and capital expenses.  There is doubt about our ability to continue as a going concern, as the continuation of our business is dependent upon successful roll out of our products and maintaining a break even or profitable level of operations.  We have incurred operating losses since inception, and this is likely to continue through the fiscal year ending December 31, 2013. Our independent auditors, for the year ended December 31, 2012, have issued an opinion on our financial statements that raise substantial doubt about our ability to continue as a going concern.

We require funds to enable us to address our minimum current and ongoing expenses, expand marketing and promotion activity connected with the development and marketing of our products and to generate market share.  Our cash on hand will not be sufficient to satisfy all of our cash requirements as we continue to progress and expand.  We estimate that we will require between $8,000,000 and $12,000,000 to carry out our business plan for the next twelve months.  Because we cannot anticipate when we will be able to generate significant revenues from sales, we will need to raise additional funds to continue to finalize engineering design and validation, develop new business, respond to competitive pressures and to respond to unanticipated requirements or expenses.  If we are not able to generate significant revenues from the sale of our products, we will not be able to maintain our operations or achieve a profitable level of operations.

The financial requirements of our Company will be dependent upon the financial support through credit facilities and additional sales of our equity securities.  The issuance of additional equity securities by us may result in a significant dilution in the equity interests of our current shareholders.  Should additional financing be needed, there is no assurance that we will be able to obtain further funds required for our continued operations, or that additional financing will be available to us when needed, or if available, that it can be obtained on commercially reasonable terms.  If we are not able to obtain the additional financing on a timely basis, we will not be able to meet our other obligations as they become due and we will be forced to scale down or perhaps even cease our operations.

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

California Air Resources Board Approval

On February 20, 2013 the California Air Resource Board (CARB) approved the medium to heavy duty AMP commercial truck for sale in the state of California.  Most other states use this approval for sale of vehicles in their state.

Critical Accounting Policies and Estimates

The following accounting principles and practices of AMP are set forth to facilitate the understanding of data presented in the consolidated financial statements:

Nature of operations

A development stage company, AMP is a technology-driven business that that plans to deliver a full-performance, all electric, powertrain for medium duty commercial vehicles.  Operating with three specific approaches, AMP converts existing internal combustion engine based vehicles to all electric powertrains, provides original equipment manufacturers (OEM’s) with AMP designed and integrated modular electric components, and provides electric powertrain engineering to end-users.  AMP has not recorded significant revenue since inception in February 2007, and is developing its operations through a sale, design and manufacturing facility located near Cincinnati, Ohio.

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

Advertising

Advertising and public relation costs are charged to operations when incurred.  Advertising and public relation expense was approximately $429,000 and $294,000 for the years ended December 31, 2012 and 2011, respectively, and $1,266,000 for the period from inception to December 31, 2012.

Income taxes

With the consent of its shareholders, at the date of inception, AMP elected under the Internal Revenue Code to be taxed as an S corporation.  Since shareholders of an S corporation are taxed on their proportionate share of the Company’s taxable income, an S corporation is generally not subject to either federal or state income taxes at the corporate level.  On December 28, 2009 pursuant to the merger transaction the company revoked its election to be taxed as an S-corporation.  As no taxable income has occurred from the date of this merger to December 31, 2012 cumulative deferred tax assets of approximately $4,828,000 are fully reserved, and no provision or liability for federal or state income taxes has been included in the financial statements.  Net operating losses of approximately $3,600,000 are available for carryover to be used against taxable income generated through 2030, net operating losses of approximately $6,700,000 are available for carryover to be used against taxable income generated through 2031, and net operating losses of approximately $3,900,000 are available for carryover to be used against taxable income generated through 2032.  The Company had not filed income tax returns during its period as a shell company.

Research and development costs

Research and development costs are expensed as they are incurred.  Research and development expense incurred was approximately $2,077,000 and $4,835,000 for the years ended December 31, 2012 and 2011, respectively, and $11,691,000 for the period from inception to December 31, 2012 consisting of consulting, payroll and payroll taxes, engineering temporaries, purchased supplies, legal fees, parts and small tools.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company, we are not required to include disclosure under this item.

Item 8. Financial Statements and Supplementary Data

AMP Holding Inc. (A Development Stage Company) Financial Statements December 31, 2012 and 2011 With Report of Independent Registered Public Accounting Firm

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
AMP Holding Inc. (A Developing Stage Company)
Cincinnati, Ohio

We have audited the accompanying balance sheets of AMP Holding Inc. (A Development Stage Company) as of December 31, 2012 and 2011 and the related statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended and for the period from inception, February 20, 2007, to December 31, 2012.  These financial statements are the responsibility of the company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of AMP Holding Inc. as of December 31, 2012 and 2011, and the results of its operations and its cash flows for the years then ended and for the period from inception, February 20, 2007, to December 31, 2012 in conformity with accounting principles generally accepted in the United States of America.

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

/s/

Cincinnati, Ohio
April 12, 2013

1 east fourth street, suite 1200
 cincinnati, ohio 45202

 www.cshco.com
 p. 513.241.3111
 f. 513.241.1212

cincinnati   |   columbus   |   cleveland   |   miami valley   |   springfield   |   toledo

AMP Holding Inc.
(A Development Stage Company)
Balance Sheets
December 31, 2012 and 2011

Assets	December 31, 2012	December 31, 2011

Current assets:
Cash and cash equivalents	$39,819	$89,488
Accounts receivable	-	5,019
Inventory	41,002	122,000
Prepaid expenses and deposits	13,025	51,210
	93,846	267,717
Property, plant and equipment:
Software	27,721	27,721
Leasehold improvements	19,225	19,225
Equipment	170,120	149,371
Vehicles and prototypes	164,959	189,746
	382,025	386,063
Less accumulated depreciation	255,178	203,886
	126,847	182,177

	$220,693	$449,894

Liabilities and Stockholders' Equity (Deficit)

Current liabilities:
Accounts payable	$1,253,228	$1,367,367
Accounts payable, related parties	336,556	211,640
Customer deposits	60,000	25,000
Shareholder advances	558,000	312,000
Current portion of long-term debt	230,756	20,641
	2,438,540	1,936,648

Long-term debt	362,186	69,550

Commitments and contingencies	-	-

Stockholders' equity (deficit):
Series A preferred stock, par value of $.001 per share 75,000,000 shares shares authorized, 0 shares issued and outstanding at December 31, 2012
and December 31, 2011	-	-
Common stock, par value of $.001 per share 250,000,000 shares authorized,
55,955,463 shares issued and outstanding at December 31, 2012 and
38,734,650 shares issued and outstanding at December 31, 2011	55,955	38,735
Additional paid-in capital	14,956,547	12,063,860
Stock based compensation	3,778,723	3,439,870
Accumulated deficit during the development stage	(21,371,258)	(17,098,769)
	(2,580,033)	(1,556,304)

	$220,693	$449,894

See accompanying notes to financial statements.

AMP Holding Inc.
(A Development Stage Company)
Statements of Operations
For the Years Ended December 31, 2012 and 2011
and for the Period From Inception,
February 20, 2007 to December 31, 2012

	Year Ended December 31, 2012	Year Ended December 31, 2011	Since Date of Inception, February 20, 2007 to December 31, 2012

Sales	$272,098	$190,035	$602,840

Expenses:
Payroll and payroll taxes	1,773,232	2,903,916	7,326,846
Employee benefits	157,164	221,351	653,243
Stock based compensation	338,853	2,002,891	3,796,463
Batteries and motors and supplies	240,907	1,131,467	2,735,556
Legal and professional	709,883	546,866	2,140,754
Advertising	429,483	293,557	1,266,380
Consulting	59,063	759,791	1,103,405
Travel and entertainment	85,577	212,619	484,704
Rent	148,569	139,894	451,998
Insurance	116,907	139,989	385,619
Vehicles, development and testing	57,786	264,415	322,201
Depreciation	63,629	58,037	293,007
Interest and bank fees	230,887	10,585	257,327
Engineering, temporary labor	4,237	23,034	251,286
Facilities, repairs & maintenance	42,348	82,585	204,583
Utilities	39,614	32,294	134,955
Loss on sale of assets	14,454	7,644	27,544
Other	31,994	64,811	138,227
	4,544,587	8,895,746	21,974,098

Net loss during the development stage	$(4,272,489)	$(8,705,711)	$(21,371,258)

Basic and diluted loss per share	$(0.10)	$(0.26)	$(0.84)

Weighted average number of common
shares outstanding	44,915,220	33,888,737	25,303,510

See accompanying notes to financial statements.

AMP Holding Inc.
(A Development Stage Company)
Statements of Stockholders' Equity (Deficit)
From Inception, February 20, 2007
to Decmber 31, 2012

	Common Stock		Series A Preferred Stock		Additional	Stock	Accumulated Deficit During the	Total Stockholders'
	Number of Shares	Amount	Number of Shares	Amount	Paid-in Capital	Based Compensation	Development Stage	Equity (Deficit)

Beginning capital - inception	-	$-	-	$-	$-	$-	$-	$-

Issuance of common stock, and fulfillment
of stock subscriptions receivable	7,210	900,000	-	-	-	-	-	900,000
Net loss from operations, period of inception,
February 20, 2007 to December 31, 2007	-	-	-	-	-	-	(456,145)	(456,145)
	7,210	$900,000	-	$-	$-	$-	$(456,145)	$443,855

Issuance of common stock, and fulfillment
of stock subscriptions receivable	4,305	875,000	-	-	-	-	-	875,000
March 10, 2008 stock dividend	62,720	-	-	-	-	-	-	-
Share based compensation for the year
ended December 31, 2008	-	9,757	-	-	-	-	-	9,757
Net loss from operations for the year
ended December 31, 2008	-	-	-	-	-	-	(1,383,884)	(1,383,884)
	74,235	$1,784,757	-	$-	$-	$-	$(1,840,029)	$(55,272)

January 1, 2009 stock re-pricing agreement	18,025	-						-
Issuance of common stock, and fulfillment
of stock subscriptions receivable	168,210	753,511	-	-	49,989	-	-	803,500
Share based compensation to
December 28, 2009	-	7,983	-	-	-	-	-	7,983
Shares issued out of stock option plan on
December 31, 2009	3,220	-	-	-	-	-	-	-
Net effect of purchase accounting adjustments	17,508,759	(2,528,479)	-	-	2,528,479	-	-	-
Conversion of convertible notes	-	-	8,375	8	264,992	-	-	265,000
Net loss from operations for the year
ended December 31, 2009	-	-	-	-	-	-	(1,524,923)	(1,524,923)
	17,772,449	$17,772	8,375	$8	$2,843,460	$-	$(3,364,952)	$(503,712)

Conversion of convertible note	29,750	30	-	-	9,970	-	-	10,000
Issuance of preferred stock, and fulfillment
of stock subscriptions receivable	-	-	625	1	24,999	-	-	25,000
Issuance of common stock, and fulfillment
of stock subscriptions receivable	9,808,566	9,809	-	-	3,682,530	-	-	3,692,339
Conversion of account payable	101,636	102	-	-	86,898	-	-	87,000
Share based compensation for the year
ended December 31, 2010	-	-	-	-	-	1,436,979	-	1,436,979
Net loss from operations for the year
ended December 31, 2010	-	-	-	-	-	-	(5,028,106)	(5,028,106)
	27,712,401	$27,713	9,000	$9	$6,647,857	$1,436,979	$(8,393,058)	$(280,500)

Issuance of common stock, and fulfillment
of stock subscriptions receivable	9,912,447	9,911	-	-	5,404,830	-	-	5,414,741
Stock options and warrants exercised	38,692	39	-	-	12,236	-	-	12,275
Conversion of preferred stock to common stock	1,071,110	1,072	(9,000)	(9)	(1,063)	-	-	-
Share based compensation for the year
ended December 31, 2011	-	-	-	-	-	2,002,891	-	2,002,891
Net loss from operations for the year
ended December 31, 2011	-	-	-	-	-	-	(8,705,711)	(8,705,711)
	38,734,650	$38,735	-	$-	$12,063,860	$3,439,870	$(17,098,769)	$(1,556,304)

Issuance of detached warrants in connection
with convertible debentures	-	-	-	-	91,493	-	-	91,493
Conversion of debentures and interest	10,227,070	10,227	-	-	2,035,187	-	-	2,045,414
Conversion of account payable	6,993,743	6,993	-	-	766,007	-	-	773,000
Share based compensation for the year
ended December 31, 2012	-	-	-	-	-	338,853	-	338,853
Net loss from operations for the year
ended December 31, 2012	-	-	-	-	-	-	(4,272,489)	(4,272,489)
	55,955,463	$55,955	-	$-	$14,956,547	$3,778,723	$(21,371,258)	$(2,580,033)

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

Consulting services valued at $87,000 were accepted as consideration for issuance of common stock in December 2010.

Consulting services valued at $60,000, $55,000, and $203,000 were accepted as consideration for issuance of common stock in March, October, and December 2012, respectively.

Investment Agreement fees valued at $375,000 were accepted as consideration for issuance of common stock in August 2012.

Legal services valued at $40,000, $15,000, and $25,000 were accepted as consideration for issuance of common stock in September, November, and December 2012, respectively.

See accompanying notes to financial statements.

AMP Holding Inc.
(A Development Stage Company)
Statements of Cash Flows
For the Years Ended December 31, 2012 and 2011
and for the Period From Inception,
February 20, 2007 to December 31, 2012

	Year Ended December 31, 2012	Year Ended December 31, 2011	Since Date of Inception, February 20, 2007 to December 31, 2012

Cash flows from operating activities:
Net loss during the development stage	$(4,272,489)	$(8,705,711)	$(21,371,258)
Adjustments to reconcile net loss from operations
to cash used by operations:
Depreciation	63,629	58,037	293,007
Loss on sale of assets	14,454	7,644	27,544
Stock based compensation	338,853	2,002,891	3,796,463
Interest expense on convertible debentures	106,164	-	106,164
Amortized discount on convertible debentures	91,493	-	91,493
Legal, consulting and investment services	773,000	-	910,000
Effects of changes in operating assets and liabilities:
Accounts receivable	5,019	53,023	-
Inventory	80,998	(122,000)	(41,002)
Prepaid expenses and deposits	38,185	(41,355)	(13,025)
Accounts payable	399,497	915,945	1,766,864
Accounts payable, related parties	124,916	5,026	336,556
Customer deposits	35,000	(52,393)	60,000

Net cash used by operations	(2,201,281)	(5,878,893)	(14,037,194)

Cash flows from investing activities:
Capital expenditures	(28,753)	(156,750)	(376,650)
Proceeds on sale of assets	6,000	-	38,900

Net cash used by investing activities	(22,753)	(156,750)	(337,750)

Cash flows from financing activities:
Proceeds from debentures	1,939,250	-	1,939,250
Proceeds from notes payable	-	-	160,000
Payments on notes payable	-	-	(150,000)
Proceeds from long-term debt	-	50,000	50,000
Payments on long-term debt	(10,885)	(6,178)	(19,058)
Shareholder advances, net of repayments	246,000	269,000	558,000
Issuance of common and preferred stock	-	5,427,016	11,876,571

Net cash provided by financing activities	2,174,365	5,739,838	14,414,763

Change in cash and cash equivalents	(49,669)	(295,805)	39,819
Cash and cash equivalents at inception, February 20, 2007			-
Cash and cash equivalents at December 31, 2010		385,293
Cash and cash equivalents at December 31, 2011	89,488	$89,488
Cash and cash equivalents at December 31, 2012	$39,819		$39,819

Supplemental disclosure of non-cash activities:
Vehicles valued at $61,284 were contributed as consideration for issuance of common stock in February 2007.
Consulting services valued at $50,000 were accepted as consideration for issuance of common stock in October 2008.
During March 2010 a note payable of $10,000 was converted to 29,750 shares of common stock.
A vehicle valued at $33,427 was acquired through bank financing in September 2010.
Consulting services valued at $87,000 were accepted as consideration for issuance of common stock in December 2010.
Equipment valued at $14,937 was acquired through debt financing in December 2011.
Consulting services valued at $60,000, $55,000, and $203,000 were accepted as consideration for issuance of common stock in March,
October, and December 2012, respectively.
Detachable warrants associated with convertible debentures valued at $91,493 were recorded as increases to additional paid-in capital from January to August 2012.
Investment Agreement fees valued at $375,000 were accepted as consideration for issuance of common stock in August 2012.
Legal services valued at $40,000, $15,000, and $25,000 were accepted as consideration for issuance of common stock in September,
November, and December 2012, respectively.
During November 2012 debentures for $1,939,250 and interest of $106,164 were converted to 10,227,070 shares of common stock.
During December 2012 accounts payable of $513,636 were converted to notes payable.

See accompanying notes to financial statements.

AMP Holding Inc.
(A Development Stage Company)
 Notes to Financial Statements
December 31, 2012 and 2011
and for the Period From Inception,
February 20, 2007 to December 30, 2012

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

Since the acquisition, the Company has devoted the majority of its resources to the development of an all-electric drive system capable of moving heavy large vehicles ranging from full size SUV’s up to and including Medium Duty Commercial trucks.  Additionally, as a subsequent event in February, 2013 AMP Holding Inc. formed a new wholly owned subsidiary, AMP Trucks Inc., an Indiana corporation. On March 13, 2013 AMP Trucks Inc. closed on the acquisition of an asset purchase of Workhorse Custom Chassis.  The assets included in this transaction include:  The Workhorse brand, access to the  dealer network of 440 dealers nationwide, intellectual property, and all physical assets which include the approximately 250,000 sq. ft. of facilities on 48 acres of land in Union City, Indiana.  This acquisition allows AMP Holding Inc. the position as a medium duty OEM capable of producing new chassis with electric, propane, compressed natural gas, and hybrid configurations, as well as gasoline drive systems.  Revenues since the inception of the Company, February 20, 2007, through the date of these financial statements have not been significant and consist of customer vehicle conversions and sales of converted experimental vehicles.

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

Inventory
Inventory, stated at cost, includes a vehicle which may be converted for sale.

AMP Holding Inc.
(A Development Stage Company)
 Notes to Financial Statements
December 31, 2012 and 2011
and for the Period From Inception,
February 20, 2007 to December 30, 2012

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

Advertising
Advertising and public relation costs are charged to operations when incurred. Advertising and public relation expense was approximately $429,000 and $294,000 for the years ended December 31, 2012 and 2011, respectively, and $1,266,000 for the period from inception to December 31, 2012 consisting primarily of consulting fees and travel and related expenses for attendance at car shows and industry expositions.

AMP Holding Inc.
(A Development Stage Company)
 Notes to Financial Statements
December 31, 2012 and 2011
and for the Period From Inception,
February 20, 2007 to December 30, 2012

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

As no taxable income has occurred from the date of this merger to December 31, 2012 cumulative deferred tax assets of approximately $4,828,000 are fully reserved, and no provision or liability for federal or state income taxes has been included in the financial statements.  Net operating losses of approximately $3,600,000 are available for carryover to be used against taxable income generated through 2030, net operating losses of approximately $6,700,000 are available for carryover to be used against taxable income generated through 2031, and net operating losses of approximately $3,900,000 are available for carryover to be used against taxable income generated through 2032.  The Company had not filed income tax returns during its period as a shell company.

Uncertain tax positions
The Company adopted the provisions of Accounting for Uncertainty in Income Taxes.  Those provisions clarify the accounting and recognition for income tax positions taken or expected to be taken in the Company’s income tax returns.  The Company’s income tax filings are subject to audit by various taxing authorities.  The years of filings open to these authorities and available for audit are 2009 - 2011.  The Company's policy with regard to interest and penalties is to recognize interest through interest expense and penalties through other expense.  No interest or penalties with regard to income tax filings were incurred in 2012 or 2011, or since the period of inception, February 20, 2007.  In evaluating the Company’s tax provisions and accruals, future taxable income, and the reversal of temporary differences, interpretations and tax planning strategies are considered.  The Company believes their estimates are appropriate based on current facts and circumstances.

Research and development costs
The Company expenses research and development costs as they are incurred.  Research and development expense incurred was approximately $2,077,000 and $4,835,000 for the years ended December 31, 2012, and 2011, respectively, and $11,691,000 for the period from inception to December 31, 2012, consisting of consulting, payroll, payroll taxes, engineering temporaries, purchased supplies, legal fees, parts and small tools.

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

AMP Holding Inc.
(A Development Stage Company)
 Notes to Financial Statements
December 31, 2012 and 2011
and for the Period From Inception,
February 20, 2007 to December 30, 2012

Related party transactions
Certain stockholders and stockholder family members have advanced funds or performed services for the Company.  These services are believed to be at market rates for similar services from non-related parties.  Related party accounts payable are segregated in the balance sheet.  An experimental vehicle was sold to a stockholder in 2012 for $50,000 and in 2010 for $25,000, which also approximates the selling price to non-related parties.

Subsequent events
The Company evaluates events and transactions occurring subsequent to the date of the financial statements for matters requiring recognition or disclosure in the financial statements.

On January 29, 2013, the Company entered into a subscription agreement with an accredited investor pursuant to which the investor purchased 500,000 shares of the Company’s common stock at a cost basis of $0.20 per share, for a purchase price of $100,000, together with a common stock purchase warrant to acquire 250,000 shares of common stock at $0.40 per share for a period of three years.

In addition, on January 29, 2013, an accredited investor loaned the Company $100,000.  In consideration of such loan, the Company issued a Promissory Note which bears interest at 10% per annum and matures on January 29, 2014.  The Note can be prepaid in whole or in part at any time without the consent of the holder provided that the Company shall pay all accrued interest on the principal to date of such prepayment.  On February 21, 2013, the Company and the holder entered into a Conversion Agreement pursuant to which the parties converted the Note of January 29, 2013 into 500,000 shares of common stock of the Company at a cost basis of $0.20 per share and a common stock purchase warrant to acquire 250,000 shares of common stock of the Company. The warrant is exercisable for three years at an exercise price of $0.40.

On March 4, 2013, AMP Trucks Inc. (“AMP Trucks”), an Indiana corporation and a wholly-owned subsidiary of the Company, entered into an Asset Purchase Agreement with Workhorse Custom Chassis, LLC (“Workhorse”), an Illinois limited liability company and a wholly-owned affiliate of Navistar International Corporation, to purchase certain assets including the Workhorse ® brand, logo, intellectual property, patents and assembly plant in Union City, Indiana (the “Assets”).  On March 13, 2013, AMP Trucks closed the acquisition of the Assets from Workhorse for a purchase price of $5,000,000 of which $2,750,000 was paid in cash and the delivery of a Secured Debenture (the “Debenture”) in the principal amount of $2,250,000.  The Debenture is secured pursuant to a Security Agreement (the “Security Agreement”) and a Mortgage, Security Agreement, Assignment of Rents and Fixture Filing (the “Mortgage”) entered between AMP Trucks and Workhorse.  Pursuant to the Security Agreement, AMP Trucks granted Workhorse a security interest in all of the assets of AMP Trucks in order to secure the prompt payment, performance and discharge in full of all of obligations of AMP Trucks under the Debenture.  Pursuant to the Mortgage, the Debenture is secured by the real estate and related assets of the plant located in Union City, Indiana.  The Debenture matures three years from its effective date of March 13, 2013 (the "Maturity Date") and interest associated with the Debenture is 10% per annum, which is payable on the Maturity Date.  AMP Trucks may prepay outstanding principal and interest of the Debenture in full at any time.  In the event AMP Trucks prepays outstanding principal and interest, it shall pay an amount equal to all outstanding principal and interest multiplied by 105%.  AMP Trucks is obligated on $2,250,000 in face amount of the Debenture.  The Debenture is a debt obligation arising other than in the ordinary course of business which constitute direct financial obligations of AMP Trucks.  The Company and AMP Electric Vehicles Inc., a wholly owned subsidiary of the Company, guaranteed the payment of the Debenture.

On March 13, 2013, the Company entered into a subscription agreement with various accredited investors pursuant to which the investors purchased 17,925,000 shares of the Company’s common stock at a cost basis of $0.20 per share, for a purchase price of $3,585,000, together with common stock purchase warrants to acquire 8,962,500 shares of common stock at $0.40 per share for a period of three years.

AMP Holding Inc.
(A Development Stage Company)
 Notes to Financial Statements
December 31, 2012 and 2011
and for the Period From Inception,
February 20, 2007 to December 30, 2012

On March 13, 2013 the Company agreed to compensate a business development consultant for work performed relating to the Workhorse Custom Chassis purchase by issuing 1,125,000 shares of common stock at a cost basis of $0.20 per share and a cash payment of $25,000.  Additionally, on March 13, 2013 the Company agreed to compensate a consultant that performed due diligence work related to the Workhorse Custom Chassis purchase by issuing 50,000 shares of common stock at a cost basis of $0.23 per share.

On March 15, 2013 the Company established the 2013 Incentive Stock Plan to retain directors, executives and selected employees and consultants and reward them for making major contributions to the success of the Company.  The total number of shares of common stock that may be purchased by Options, Stock Awards, or Restricted Stock Purchase Offers may not exceed 5,000,000.  The exercise price of the options shall be no less than 100% of the Fair Market Value of the stock as of the date of grant, unless the holder owns more than 10% of the common stock of the Company in which case the Fair Market Value shall be no less than 110%.  The exercise period shall be no more than five years.  No shares shall become exercisable until the first anniversary date and shares exercisable on the first anniversary date shall be 20% or more.  On March 15, 2013 the Company granted 1,100,000 common stock options, from the 2013 Incentive Stock Plan, to certain executives and employees of the Company for work on the Workhorse Custom Chassis purchase.  The options are exercisable at $0.29 per share for a period of five years and vest 20% on March 15, 2014, 20% on March 15, 2015, 20% on March 15, 2016 and 40% on March 15, 2017.

On March 19, 2013 the Company agreed to compensate a new Advisory Board Member by issuing 300,000 shares of common stock at a cost basis of $0.25 per share and common stock options to acquire 50,000 shares at an exercise price of $0.25 per share for a period of five years, with 16,666 vesting on the first anniversary date and 16,667 vesting on each of the next two anniversary dates.

On March 21, 2013, the Company settled outstanding invoices for legal services totaling $40,000 by issuing 266,667 shares of common stock at a cost basis of $0.15 per share.

AMP Holding Inc.
(A Development Stage Company)
 Notes to Financial Statements
December 31, 2012 and 2011
and for the Period From Inception,
February 20, 2007 to December 30, 2012

2.	LONG-TERM DEBT

Long-term debt consists of the following:

Note payable, Bank due in monthly installments of $635 including interest at 5.04% with the final payment due August 2015. The note is secured by equipment with a net book value of $17,831 at December 31, 2012	$18,761	$25,254

Note payable, vendor due in monthly installments of $439 including interest at 8.00% with the final payment due December 2014. The note is secured by equipment with a net book value of $11,700 at December 31, 2012	10,545	14,937

Note payable to the City of Loveland, due in annual installments of $10,241 including interest with the final payment due October 2016. Interest rate amended to 8.00%. The note is unsecured and contains restrictions on the use of proceeds.	50,000	50,000

Note payable, vendor due in monthly installments of $5,000 for the first half of 2013, escalating to final payment of $43,736 in March 2014. Note is noninterest bearing and is unsecured.	281,236	-

Note payable, vendor due in monthly installments of $2,000 plus interest at 4% for the first half of 2013, escalating to final payment of $18,461 plus interest at 4% in December 2014. Note is unsecured.	232,400	-
	592,942	90,191
Less current portion
	230,756	20,641

Long term debt	$362,186	$69,550

Aggregate maturities of long-term debt are as follows:

2013	$230,756
2014	337,283
2015	14,738
2016	10,165
$592,942

The note payable to the City of Loveland contains job creation incentives whereby each annual payment may be forgiven by the City upon the Company meeting minimum job creation benchmarks.  This loan agreement amended the incentives to 30 full time employees within the City of Loveland with payroll totaling $135,000 by July 31, 2013 and 40 employees with payroll totaling $175,000 by July 31, 2014, continuing with an average of 40 employees with payroll totaling $175,000 thereafter.  The proceeds from this loan were to be used for qualified disbursements only, and the Company has been notified it did not meet the requirements for qualified disbursements and for forgiveness of the 2012 principal and interest payment, which is now past due.  In 2013 the Company will be required to make payments to an escrow account totaling $22,900.

AMP Holding Inc.
(A Development Stage Company)
 Notes to Financial Statements
December 31, 2012 and 2011
and for the Period From Inception,
February 20, 2007 to December 30, 2012

3.	CONVERTIBLE DEBENTURES

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

In addition to the 2012 Notes, the 2012 Investors also received common stock purchase warrants (the “2012 Warrants”) to acquire 1,939,250 shares of common stock of the Company.  The 2012 Warrants are exercisable for three years at an exercise price of $0.50 per share, reduced to $0.25 per share as noted above.  The value of the detachable 2012 Warrants was determined using a lattice-based valuation model that used an expected volatility, estimated by management as 50% based on a range of forecasted results, and an expected risk-free rate of return, based on market yields in effect on the grant dates for United States Treasury debt securities with a three year maturity.  The $91,493 value of the detachable 2012 Warrants was recorded as an increase in additional paid-in capital and a discount against the 2012 Notes.  The discount on the 2012 notes was amortized as interest expense during the period that the 2012 Notes were outstanding. Amortization charged to the Statement of Operations is $91,493 for the year ended December 31, 2012.

The 2012 Notes and the 2012 Warrants carry standard anti-dilution provisions but in no event may the conversion price be reduced below $0.25.  Further, the 2012 Investors will have the right to participate in the next financing on a pro-rata basis up to $1,000,000.

4.	SHAREHOLDER AND RELATED PARTY ADVANCES

On November 30, 2009, a shareholder, director and officer of the company advanced $43,000 to the Company for working capital needs.  In consideration of such advance, the Company issued a promissory note with interest at 3% per annum due November 1, 2011.  The maturity date for this note was extended to November 30, 2013.

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

In 2012 this shareholder also advanced $33,600 to the Company for working capital needs, of which $18,600 was repaid during 2012.  In consideration of the $15,000 remaining advance, the Company issued a promissory note with interest at 10% per annum due October 5, 2013.

During 2012 shareholders and related parties advanced $500,000 to the Company for working capital needs.  In consideration of such advances, the Company issued promissory notes with interest at 10% per annum due October 16, 2013.  The notes are unsecured and require the Company to designate part of the proceeds of financing in excess of $2,000,000 to be used for repayment of these notes.  The Company is in violation of this covenant in 2013 as the “Subsequent Events” footnote to the financial statements reflects financing in excess of $2,000,000 and repayment of these notes has not occurred.

AMP Holding Inc.
(A Development Stage Company)
 Notes to Financial Statements
December 31, 2012 and 2011
and for the Period From Inception,
February 20, 2007 to December 30, 2012

5.	LEASE OBLIGATIONS

On October 1, 2011 the Company began leasing operating facilities under an agreement expiring on September 30, 2018.  Future minimum monthly lease payments under the agreement are currently $12,231 and increase 3% in October of each year.  Prepaid expenses and deposits include a security deposit equal to $12,275.  Aggregate maturities of lease obligations are as follows:

2013	$147,876
2014	152,312
2015	156,881
2016	161,588
2017	166,436
2018	127,614
$912,707

The Company also leased office space for approximately $1,000 per month on a month to month agreement through May 2012 and two apartments for approximately $2,200 per month on month to month agreements through January 2012.  Prior to October 2011 the Company leased operating facilities under terms of an operating type lease with monthly payments of $8,500.  Prior to December 2009 the Company leased office/warehouse space under terms of an operating type lease with monthly payments of $1,650.  Total rent expense under these operating type leases for the years ended December 31, 2012 and 2011 was $148,569 and $139,894, respectively, and $451,998 for the period from inception to December 31, 2012.

6.	STOCK BASED COMPENSATION

Options to directors, officers and employees
The Company maintains, as adopted by the board of directors, the 2012 Incentive Stock Plan, the 2011 Incentive Stock Plan and the 2010 Incentive Stock Plan (the plans) providing for the issuance of up to 6,000,000 options to employees, officers, directors or consultants of the Company.  Incentive stock options granted under the plans may only be granted with an exercise price of not less than fair market value of the Company’s common stock on the date of grant (110% of fair market value for incentive stock options granted to principal stockholders).  Non-qualified stock options granted under the plans may only be granted with an exercise price of not less than 85% of the fair market value of the Company’s common stock on the date of grant.  Awards under the plans may be either vested or unvested options.  The unvested options vest ratably over eight quarters for options with a five or three year term and after one year for options with a two year term.

In addition to the plans, the Company has granted, on various dates, stock options to directors, officers and employees to purchase common stock of the Company.  The terms, exercise prices and vesting of these awards vary.

AMP Holding Inc.
(A Development Stage Company)
 Notes to Financial Statements
December 31, 2012 and 2011
and for the Period From Inception,
February 20, 2007 to December 30, 2012

The following table summarizes option activity for directors, officers and employees:

	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Grant Date Fair Value per Share	Weighted Average Remaining Exercise Term in Months
Outstanding at January 1, 2010	-	$-	$-	-
Granted	4,940,000	0.56	0.33	81
Exercised	-	-	-	-
Forfeited or expired	-	-	-	-
Outstanding at December 31, 2010	4,940,000	$0.56	$0.33	77
Exercisable at December 31, 2010	1,854,625	$0.53	$0.32	75
Granted	3,425,000	0.63	0.28	54
Exercised	(29,750)	0.41	0.26	-
Forfeited or expired	-	-	-	-
Outstanding at December 31, 2011	8,335,250	$0.59	$0.31	58
Exercisable at December 31, 2011	4,588,875	$0.57	$0.31	60
Granted	2,025,000	0.13	0.05	40
Exercised	-	-	-	-
Forfeited or expired	(2,629,750)	0.58	0.28	48
Outstanding at December 31, 2012	7,730,500	$0.48	$0.25	44
Exercisable at December 31, 2012	6,080,000	$0.54	$0.29	46

The Company recorded $325,673, $855,246, $588,201 and $1,786,860 compensation expense for stock options to directors, officers and employees for the years ended December 31, 2012, 2011, 2010 and the period from inception (February 20, 2007) to December 31, 2012, respectively.  As of December 31, 2012, unrecognized compensation expense of $144,708 is related to non-vested options granted to directors, officers and employees which is anticipated to be recognized over the next 35 months, commensurate with the vesting schedules.

AMP Holding Inc.
(A Development Stage Company)
 Notes to Financial Statements
December 31, 2012 and 2011
and for the Period From Inception,
February 20, 2007 to December 30, 2012

Options to consultants
The Company has also granted, on various dates, stock options to purchase common stock of the Company to consultants for services previously provided to the Company.  The terms, exercise prices and vesting of these awards vary.

The following table summarizes option activity for consultants:

	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Grant Date Fair Value per Share	Weighted Average Remaining Exercise Term in Months
Outstanding at January 1, 2010	-	$-	$-	-
Granted	810,000	0.67	0.23	36
Exercised	-	-	-	-
Forfeited or expired	-	-	-	-
Outstanding at December 31, 2010	810,000	$0.67	$0.23	32
Exercisable at December 31, 2010	380,000	$0.63	$0.22	31
Granted	70,000	0.59	0.18	31
Exercised	-	-	-	-
Forfeited or expired	-	-	-	-
Outstanding at December 31, 2011	880,000	$0.66	$0.23	20
Exercisable at December 31, 2011	755,000	$0.64	$0.22	20
Granted	150,000	0.11	0.04	36
Exercised	-	-	-	-
Forfeited or expired	(370,000)	0.83	0.28	11
Outstanding at December 31, 2012	660,000	$0.45	$0.15	14
Exercisable at December 31, 2012	561,000	$0.50	$0.17	10

The Company recorded $(70,171), $83,265, $82,900 and $95,994 compensation expense for stock options to consultants for the years ended December 31, 2012, 2011, 2010 and the period from inception (February 20, 2007) to December 31, 2012, respectively.  As of December 31, 2012, unrecognized compensation expense of $3,683 is related to non-vested options granted to consultants which is anticipated to be recognized over the next 35 months, commensurate with the vesting schedules.

Warrants to accredited investors
From December 2010 through December 2011, common stock sold by the Company included common stock purchase warrants to acquire shares of common stock of the Company.  For each ten shares sold, each investor received a warrant to purchase five shares of common stock for a period of two years at an exercise price of $0.80 per share.  In November 2012, the purchase warrants were modified to change the exercise period from two years to three years.  The $112 cost of this modification is included in stock based compensation expense for the year ended December 31, 2012.

From January 2012 through August 2012, the 2012 Investors received 2012 Warrants to acquire common stock of the Company.  The 2012 Warrants are exercisable for three years at an exercise price of $0.50.  In November 2012, the Company entered into a Note and Warrant Amendment and Conversion Agreement whereby the holders and the 2012 Investors converted all principal and interest under the 2012 Notes into shares of common stock.  Further, the exercise price of the 2012 Warrants was reduced to $0.25 per share.  The $20,795 cost of the reduction in the exercise price for accredited investors is included in stock based compensation expense for the year ended December 31, 2012.

AMP Holding Inc.
(A Development Stage Company)
 Notes to Financial Statements
December 31, 2012 and 2011
and for the Period From Inception,
February 20, 2007 to December 30, 2012

The above securities were offered and sold to the investors in private placement transactions made in reliance upon exemptions from registration pursuant to Section 4(2) under the Securities Act of 1933 (the “Securities Act”) and/or Rule 506 promulgated under the Securities Act. The investors are accredited investors as defined in Rule 501 of Regulation D promulgated under the Securities Act.

The following table summarizes warrant activity for accredited investors:

	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Grant Date Fair Value per Share	Weighted Average Remaining Exercise Term in Months
Outstanding at January 1, 2010	-	$-	$-	-
Granted	785,001	0.80	0.11	24
Exercised	-	-	-	-
Forfeited or expired	-	-	-	-
Outstanding at December 31, 2010	785,001	$0.80	$0.11	24
Exercisable at December 31, 2010	785,001	$0.80	$0.11	24
Granted	4,956,224	0.80	0.11	24
Exercised	-	-	-	-
Forfeited or expired	-	-	-	-
Outstanding at December 31, 2011	5,741,225	$0.80	$0.11	17
Exercisable at December 31, 2011	5,741,225	$0.80	$0.11	17
Granted	1,450,000	0.50	0.06	36
Modified warrants prior to modifications	(7,191,225)	0.74	0.10	10
Modified warrants after modifications	7,191,225	0.69	0.10	20
Exercised	-	-	-	-
Forfeited or expired	-	-	-	-
Outstanding at December 31, 2012	7,191,225	$0.69	$0.10	19
Exercisable at December 31, 2012	7,191,225	$0.69	$0.10	19

The Company recorded $20,907, $546,824, $86,350 and $654,081 compensation expense for stock warrants to accredited investors for the years ended December 31, 2012, 2011, 2010 and the period from inception (February 20, 2007) to December 31, 2012, respectively.  There is no unrecognized compensation expense for these warrants because they are fully vested at date of grant.

AMP Holding Inc.
(A Development Stage Company)
 Notes to Financial Statements
December 31, 2012 and 2011
and for the Period From Inception,
February 20, 2007 to December 30, 2012

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

The following table summarizes warrant activity for the placement agent and consultants:

	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Grant Date Fair Value per Share	Weighted Average Remaining Exercise Term in Months
Outstanding at January 1, 2010	614,680	$0.39	$0.18	60
Granted	3,103,304	0.64	0.21	57
Exercised	-	-	-	-
Forfeited or expired	-	-	-	-
Outstanding at December 31, 2010	3,717,984	$0.60	$0.21	52
Exercisable at December 31, 2010	2,617,984	$0.61	$0.19	51
Granted	887,910	0.60	0.27	60
Exercised	(44,638)	0.40	0.18	39
Forfeited or expired	-	-	-	-
Outstanding at December 31, 2011	4,561,256	$0.60	$0.22	43
Exercisable at December 31, 2011	4,081,256	$0.59	$0.21	42
Granted	28,334	0.60	0.24	60
Exercised	-	-	-	-
Forfeited or expired	-	-	-	-
Outstanding at December 31, 2012	4,589,590	$0.60	$0.22	31
Exercisable at December 31, 2012	4,339,590	$0.59	$0.21	31

The Company recorded $64,936, $373,876, $497,528 and $936,340 compensation expense for stock warrants to the placement agent and consultants for the years ended December 31, 2012, 2011, 2010 and the period from inception (February 20, 2007) to December 31, 2012, respectively.  As of December 31, 2012, unrecognized compensation expense of $82,500 is related to non-vested warrants granted to consultants which is anticipated to be recognized over the next 32 months, commensurate with the vesting schedules.  There is no unrecognized compensation expense for the placement agent warrants because they are fully vested at date of grant.

AMP Holding Inc.
(A Development Stage Company)
 Notes to Financial Statements
December 31, 2012 and 2011
and for the Period From Inception,
February 20, 2007 to December 30, 2012

Warrants to directors and officers
In December 2010 and May 2011, the Company issued to certain directors and officers common stock purchase warrants to acquire shares of common stock at an exercise price of $2.00 per share for a period of five years.  In November 2011, under the terms of a Promissory Note issued to a director and officer, common stock purchase warrants were issued to acquire 100,000 shares of common stock at an exercise price of $0.50 per share for a period of one year.  In May 2012, a director and officer received 100,000 2012 Warrants to acquire common stock of the Company at an exercise price of $0.50 for a period of three years.  In June 2012, a director and officer converted secured and unsecured loans provided to the Company from September 2011 to June 2012 in the aggregate amount of $389,250 into the 2012 Notes and 2012 Warrants.  In November 2012, the Company entered into a Note and Warrant Amendment and Conversion Agreement whereby the holders and the 2012 Investors converted all principal and interest under the 2012 Notes into shares of common stock.  Further, the exercise price of the 2012 Warrants was reduced to $0.25 per share.  The $7,388 cost of the reduction in the exercise price for officers and directors is included in stock based compensation expense for the year ended December 31, 2012.

The following table summarizes warrant activity for directors and officers:

	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Grant Date Fair Value per Share	Weighted Average Remaining Exercise Term in Months
Outstanding at January 1, 2010	-	$-	$-	-
Granted	1,400,000	2.00	0.13	60
Exercised	-	-	-	-
Forfeited or expired	-	-	-	-
Outstanding at December 31, 2010	1,400,000	$2.00	$0.13	59
Exercisable at December 31, 2010	1,400,000	$2.00	$0.13	59
Granted	1,600,000	1.91	0.09	57
Exercised	-	-	-	-
Forfeited or expired	-	-	-	-
Outstanding at December 31, 2011	3,000,000	$1.95	$0.11	49
Exercisable at December 31, 2011	3,000,000	$1.95	$0.11	49
Granted	489,250	0.50	0.01	36
Modified warrants prior to modifications	(489,250)	0.50	0.01	31
Modified warrants after modifications	489,250	0.25	0.01	31
Exercised	-	-	-	-
Forfeited or expired	(100,000)	0.50	0.10	-
Outstanding at December 31, 2012	3,389,250	$1.75	$0.09	37
Exercisable at December 31, 2012	3,389,250	$1.75	$0.09	37

The Company recorded $(2,492), $143,680, $182,000 and $323,188 compensation expense for stock warrants to directors and officers for the years ended December 31, 2012, 2011, 2010 and the period from inception (February 20, 2007) to December 31, 2012, respectively.  There is no unrecognized compensation expense for these warrants because they are fully vested at date of grant.

7.	RECENT PRONOUNCEMENTS

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A. Controls and Procedures

As of the end of the period covered by this Annual Report, our Chief Executive Officer and Interim Chief Financial Officer performed an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act.  Based on the evaluation and the identification of the material weaknesses in internal control over financial reporting described below, our Chief Executive Officer and Interim Chief Financial Officer concluded that, as of December 31, 2012, the Company's disclosure controls and procedures were not effective.

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

Our Chief Executive Officer and Interim Chief Financial Officer have conducted an assessment of our internal control over financial reporting as of December 31, 2012.  Management's assessment of internal control over financial reporting was conducted using the criteria in Internal Control over Financial Reporting – Guidance for Smaller Public Companies issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis.  In connection with management's assessment of our internal control over financial reporting as required under Section 404 of the Sarbanes-Oxley Act of 2002, we identified the following material weaknesses in our internal control over financial reporting as of December 31, 2012:

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

3.	There is a strong reliance on the external attorneys to review and edit the annual and quarterly filings and to ensure compliance with SEC disclosure requirements.
4.	A formal audit committee has not been formed.

Because of the material weaknesses noted above, management has concluded that we did not maintain effective internal control over financial reporting as of December 31, 2012, based on Internal Control over Financial Reporting - Guidance for Smaller Public Companies issued by COSO.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fourth quarter ended December 31, 2012 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.  On May 16, 2012, Paul Gonzales resigned as the Chief Financial Officer of the Company.  Richard Calme, then current Controller, was appointed by the Company to serve as the Interim Chief Financial Officer.  No new controller was hired.  Martin J. Rucidlo, President, assists in reviewing financial information.

Item 9B. Other Information

Cash

The cash balance in mid-April 2013 is near zero.  This will impact the payment of our outstanding accounts payable balance.

Payroll

On September 30, 2011, the September month-end payroll was adjusted to delay payment to AMP's officers and to pay its executives a reduced amount due to receipt of funds timing.  These deferrals were paid on October 31, 2011.  The December 31, 2011 payroll was paid on January 10, 2012 while the officers and executive payroll for December 2011was further delayed until February 2, 2012 due to timing of receipt of funds.  The February 2012 payroll for officers and executives has been deferred and 50% of their pay was paid on March 30, 2012.  The March 2012 payroll for officers and executives has also been delayed and the remaining workforce was paid approximately 70% of their pay.  Additionally, the Board of Directors agreed to defer their fees until significant investor funds are received.  Board compensation has not been paid since August 2011.  The 30% due employees for the March 2012 payroll was paid on April 30, 2012.  April 2012 payroll for salaried employees was delayed and paid on May 7, 2012.  Executive pay for April, 2012 has not been paid as of April 2013.  May 2012 salaried payroll was delayed and paid on June 5, 2012.  May 2012 executive pay has not been paid as of April 2013.  Salaried June 2012 payroll was delayed and paid on July 6, 2012.  June 2012 executive pay has not been paid as of April 2013.  July 2012 payroll, including executive pay, was paid on time.  August 2012 executive pay has not been paid as of April, 2013.  September 2012 payroll was paid in full.  October 2012 pay for executives and two salaried employees was delayed and has not been paid as of April 2013.  Half of salaried payroll for November 2012 was delayed and paid on December 10, 2012; the other half of November 2012 salaried payroll and all executive pay was delayed and paid on December 21, 2012.  Hourly payroll for December 2012 was delayed and paid on January 4, 2013.  Salaried and executive payroll for December 2012 was delayed and paid on January 22, 2013.  Hourly payroll for January 2013 was delayed and paid on February 6, 2013.  Half of salaried and executive pay for January 2013 was delayed and paid on February 15, 2013; the other half was paid on February 21, 2013.  All of February and March 2013 payroll was paid on time.  Board and executive compensation for 2012 that was not paid as of December 31, 2012 has been included in the financial statements for the year ended December 31, 2012.  Board and executive compensation for 2011 that was not paid as of December 31, 2011 has been included in the financial statements for the year ended December 31, 2011.

Accounts Payable

The company has numerous delinquent current obligations to suppliers, employees and business contracts.  As of December 31, 2012 the accounts payable balance is $1,253,228.  Obligations are being prioritized for payment as the timing of receipt of funds allows.  Proactive communications to suppliers for delinquent current obligations have been ongoing.  Additionally, several suppliers have been offered common stock of the Company in exchange of foregoing the balance due to them.  The two largest payables, totaling $513,636 were converted to promissory notes during December 2012 with monthly payment plans extending to March and December 2014.

Key Personnel Changes

Effective January 1, 2012, Lerick Chissus, Director of Supply Chain Management left the company to pursue other opportunities.  His function is being performed with internal Company resources.

Effective February 1, 2012 Al Pizzimenti, Director of Vehicle Engineering, left the company.  His function is being performed by Don Wires.

Effective March 1, 2012, Don Wires, Director of New Technology Engineering, retired from full-time employment with the Company; he has agreed to perform an advisory role post-retirement.  A replacement for Don is being actively pursued.

Effective April 13, 2012, Joseph Paresi resigned as Chairman of the Board.  He was replaced on June 1, 2012 by James E. Taylor.

Effective May 16, 2012, Paul Gonzales resigned as CFO.  He was succeeded by Richard Calme, Controller, as Interim CFO.  The Controller position has not been filled.

Effective August 10, 2012, James E. Taylor resigned as the CEO of the Company and continues to serve as the Chairman of the Board of Directors.

Effective August 24, 2012, Martin J. Rucidlo was engaged by the Company to serve as President.  Mr. Rucidlo replaced Stephen S. Burns who resigned as President and continues to serve as a director as well as Chief Executive Officer, Secretary and Treasurer of the Company.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The officers and director of the Company are as follows:

Name	Age	Position
James E. Taylor	56	Chairman of the Board of Directors
Stephen S. Burns	53	Director, Chief Executive Officer, Secretary and Treasurer
Martin J. Rucidlo	55	President
Richard J. Calme	62	Interim Chief Financial Officer

Officers are elected annually by the Board of Directors (subject to the terms of any employment agreement) to hold such office until an officer’s successor has been duly appointed and qualified, unless an officer sooner dies, resigns or is removed by the Board.

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

Background of Executive Officers and Directors
James E. Taylor, Chairman of the Board of Directors

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

Stephen S. Burns, Director, Chief Executive Officer, Treasurer and Secretary

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

Martin J. Rucidlo, President

Mr. Rucidlo has over 25 years of experience in a variety of industries ranging from VP Sales & Marketing to General Manager positions in the aerospace, packaging, software, medical technology, and automotive industries.  He has held executive-level positions at Zix Corporation, Quest Diagnostics Inc., Nuance Communications., PCC Airfoils and Alcoa.  He holds a Bachelors of Science Degree in Industrial Engineering from The Pennsylvania State University.

Richard J. Calme, Interim Chief Financial Officer

Mr. Calme served as controller of AMP Electric Vehicles, Inc. from January 4, 2010 until being appointed Interim CFO on May 16, 2012.  Prior to AMP, Mr. Calme served in Controllership roles for client companies of Robert Half International.  Mr. Calme’s manufacturing experience includes previous controller and cost accounting roles with Kadant Black Clawson, American Fan Company, Sun Chemical Company and Batesville Casket Company.  Mr. Calme’s BSBA undergraduate degree in Accounting and MBA in Finance are from Xavier University in Cincinnati.

Family Relationships

There are no family relationships among our directors and executive officers.  There is no arrangement or understanding between or among our executive officers and directors pursuant to which any director or officer was or is to be selected as a director or officer.

Involvement in Certain legal Proceedings

To our knowledge, during the last ten years, none of our directors and executive officers has:

	Had a bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time.
	Been convicted in a criminal proceeding or been subject to a pending criminal proceeding, excluding traffic violations and other minor offenses.

Been subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities.


Been found by a court of competent jurisdiction (in a civil action), the SEC, or the Commodities Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.


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

Committees

The Board of Directors is currently evaluating committee charters with the goal of establishing the following committees:  Governance Committee, Compensation Committee, Personnel Committee, and Audit Committee.  The Board of Directors does not have a standing nominating committee.  Nominations for election to the Board of Directors may be made by the Board of Directors or by any shareholder entitled to vote for the election of directors in accordance with our bylaws and Nevada law.

Meetings may be held from time to time to consider matters for which approval of our Board of Directors is desirable or is required by law.

Code of Ethics

We have implemented a corporate code of ethics.

Company Policies

The Company has established the following written policies that have been distributed and reviewed with all Company employees:  Approval policy, Purchase Requisition policy, Conflict of Interest policy, “Do the Right Thing (ethics) policy and a Travel and Expense policy.

Compensation of Directors

We have entered into the following arrangement:

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors and executive officers and persons who own more than 10% of the issued and outstanding shares of our common stock to file reports of initial ownership of common stock and other equity securities and subsequent changes in that ownership with the SEC.  Officers, directors and greater than ten percent stockholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file.  To our knowledge, based solely on a review of the copies of such reports furnished to us and written representations that no other reports were required, during the fiscal year ended December 31, 2012 all Section 16(a) filing requirements applicable to our officers, directors and greater than 10% beneficial owners were complied with.

Item 11. Executive Compensation

The following summary compensation table sets out details of compensation paid to (a) our principal executive officer; (b) each of our two most highly compensated executive officers who served as executive officers during the fiscal year ended December 31, 2012; and (c) up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the fiscal year ended December 31, 2012, except that no disclosure is provided for any named executive officer, other than our principal executive officer, whose total compensation did not exceed $100,000 for the fiscal year ended December 31, 2012:

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-equity Incentive Plan Compensation ($)	Change in Pension Value and Non- Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
James E. Taylor	2012	$125,000	0	0	0	0	0	0	$125,000
Chairman of the Board (1)	2011	$300,000	0	0	179,450	0	0	0	$479,450

Stephen S. Burns	2012	$200,000	0	0	11,160	0	0	0	$211,160
CEO and Director	2011	$200,000	0	0	189,330	0	0	0	$389,330

Martin J. Rucidlo	2012	$108,333	0	0	30,600	0	0	0	$138,933
President	2011	$100,000	0	0	9,775	0	0	0	$109,775

Richard J. Calme	2012	$75,000	0	0	3,720	0	0	0	$78,720
Interim CFO	2011	$67,500	0	0	0	0	0	0	$67,500

Paul V. Gonzales	2012	$56,250	0	0	0	0	0	0	$56,250
CFO (2)	2011	$150,000	0	0	113,635	0	0	0	$263,635

(1) Resigned as CEO effective August 10, 2012
(2) Resigned as CFO effective May 16, 2012

Employment Agreements

James E. Taylor Employment Agreement

On December 8, 2010, James E. Taylor entered into an employment agreement with the Company pursuant to which he was appointed as the Chief Executive Officer and Vice-Chairman of the Company in consideration of an annual salary of $300,000.  Additionally, Mr. Taylor will be eligible for annual bonuses with a target amount of 100% of his salary.  The actual amount of any bonus may be more or less than such target and will be determined by the board of directors in its absolute discretion.  Half of the bonus may be paid, in the Company’s discretion, in unregistered shares of common stock at a price per share equal to the weighted average closing price per share of the common stock over the twenty most recent trading days prior to such grant.  In addition to the salary and any bonus, Mr. Taylor will be entitled to receive health and fringe benefits that are generally available to the Company’s management employees.  As additional compensation, the Company granted Mr. Taylor options to acquire 1,200,000 shares of common stock at an exercise price of $0.72 per share for a period of ten years.  The Company also provided Mr. Taylor with a common stock purchase warrant to acquire 600,000 shares of common stock exercisable at any time in the five years following the signing of the agreement at an exercise price of $2.00 per share.  Effective August 10, 2012, Mr. Taylor resigned as the CEO of the Company and continues to serve as the Chairman of the Board of Directors.  As of December 31, 2012, payroll in the amount of $87,500 was due and payable and included in accounts payable, based on terms of Mr. Taylor’s employment agreement.

Stephen S. Burns Employment Agreement

On December 8, 2010, Stephen S. Burns entered into an employment agreement with the Company pursuant to which he was appointed as the President of the Company in consideration of an annual salary of $200,000, however, only 50% of the salary ($100,000) will be payable at this time.  The remaining 50% of the salary will accrue and be deferred until the board of directors elects to increase the salary to include all or a portion of the deferred salary based on certain events.  Additionally, Mr. Burns will be eligible for annual bonuses with a target amount of 100% of his salary.  The actual amount of any bonus may be more or less than such target and will be determined by the Board in its absolute discretion.  Half of the bonus may be paid, in the Company’s discretion, in unregistered shares of common stock at a price per share equal to the weighted average closing price per share of the common stock over the twenty most recent trading days prior to such grant.  In addition to the salary and any bonus, Mr. Burns will be entitled to receive health and fringe benefits that are generally available to the Company’s management employees in accordance with the then existing terms and conditions of the Company’s policies.  As additional compensation, the Company granted Mr. Burns options to acquire 300,000 shares of common stock at an exercise price of $0.72 per share for a period of ten years.  The Company also provided Mr. Burns with a common stock purchase warrant to acquire 300,000 shares of Common Stock exercisable at any time in the five years following the signing of the agreement at an exercise price of $2.00 per share.  Effective August 24, 2012, Mr. Burns resigned as President and continues to serve as a director as well as Chief Executive Officer, Secretary and Treasurer of the Company.  As of December 31, 2012, payroll in the amount of $108,335 was due and payable and included in accounts payable, based on terms of Mr. Burns’s employment agreement.

Martin J. Rucidlo Employment Agreement

On August 24, 2012, Martin J. Rucidlo was engaged by the Company to serve as the President of the Company.  Mr. Rucidlo replaced Stephen S. Burns who resigned as President and continues to serve as a director as well as Chief Executive Officer, Secretary and Treasurer of the Company.  On August 24, 2012, Mr. Rucidlo entered into a letter agreement with the Company pursuant to which he was appointed as the President of the Company in consideration of an annual salary of $125,000.  As additional compensation, the Company granted Mr. Rucidlo options to purchase 300,000 shares of the Company’s common stock at an exercise price of $0.21 per share.  The options will expire three years from the vesting period with 90,000 options vesting upon the signing of the Agreement and 105,000 options vesting each of the following two years on the anniversary date of the Agreement for a total of 300,000 shares.  As of December 31, 2012, payroll in the amount of $52,085 was due and payable and included in accounts payable, based on terms of Mr. Rucidlo’s employment agreement.

Paul V. Gonzales Employment Agreement

On January 12, 2011, Paul V. Gonzales entered into an employment agreement with the Company pursuant to which he was appointed as the Chief Financial Officer of the Company in consideration of an annual salary of $150,000.  Additionally, Mr. Gonzales will be eligible for annual bonuses with a target amount of 100% of his salary.  The actual amount of any bonus may be more or less than such target and will be determined by the CEO of the Company in his discretion pursuant to certain guidelines and parameters set by the Board of Directors.  Half of the bonus may be paid, in the CEO’s discretion in unregistered shares of common stock at a price per share equal to the weighted average closing price per share of the common stock over the twenty most recent trading days prior to such grant.  In addition to the salary and any bonus, Mr. Gonzales will be entitled to receive health and fringe benefits that are generally available to the Company’s management employees.  As additional compensation, the Company granted Mr. Gonzales options to acquire 200,000 shares of common stock at an exercise price of $0.81 per share for a period of ten years.  On May 16, 2012, Mr. Gonzales resigned as the Chief Financial Officer of the Company.  As of December 31, 2012, payroll in the amount of $37,500 was due and payable and included in accounts payable, based on terms of Mr. Gonzales’s employment agreement.

The following table sets forth information with respect to the outstanding equity awards of our principal executive officers and principal financial officer during 2012, and each person who served as an executive officer of the Company as of December 31, 2012:

	Outstanding Equity Awards at Fiscal Year-End
	Option awards						Stock awards
Name and principal position	Number of securities underlying unexercised options (#) Exercisable	Number of securities underlying unexercised options (#) Unexercisable		Equity incentive plan awards: Number of securities underlying unexercised options (#)	Options exercise price ($)	Option expiration Date	Number of shares or units of stock that have not vested (#)	Market value of shares or units of stock that have not vested ($)	Equity incentive plan awards: Number of unearned shares other rights that have not vested (#)	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested ($)
James E, Taylor	325,000	0		0	$0.68	10/11/2015	0	$0	0	$0
Chairman of the	1,200,000	0		0	$0.72	12/8/2020	0	$0	0	$0
Board (1)	600,000	0		0	$2.00	12/8/2015	0	$0	0	$0
	375,000	125,000	(a)	0	$0.60	5/25/2016	0	$0	0	$0
	500,000	0		0	$2.00	5/25/2016	0	$0	0	$0
	100,000	200,000	(b)	0	$0.15	8/10/2017	0	$0	0	$0

Stephen S. Burns	600,000	0		0	$0.40	5/12/2015	0	$0	0	$0
CEO and Director	300,000	0		0	$0.72	12/8/2020	0	$0	0	$0
	300,000	0		0	$2.00	12/8/2015	0	$0	0	$0
	375,000	125,000	(a)	0	$0.60	5/25/2016	0	$0	0	$0
	500,000	0		0	$2.00	5/25/2016	0	$0	0	$0
	100,000	0		0	$0.25	5/2/2015	0	$0	0	$0
	389,250	0		0	$0.25	6/30/2015	0	$0	0	$0
	102,000	198,000	(c)	0	$0.11	12/4/2015	0	$0	0	$0

Martin J. Rucidlo	200,000	0		0	$0.40	5/12/2015	0	$0	0	$0
President	50,000	0		0	$0.70	6/30/2013	0	$0	0	$0
	90,000	210,000	(d)	0	$0.21	12/8/2015	0	$0	0	$0
	85,000	165,000	(e)	0	$0.11	12/4/2015	0	$0	0	$0

Richard J. Calme	50,000	0		0	$0.40	5/12/2015	0	$0	0	$0
Interim CFO	34,000	66,000	(f)	0	$0.11	12/4/2015	0	$0	0	$0

Paul V. Gonzales	0	0					0	$0	0	$0
CFO (2)	0	0					0	$0	0	$0

(1) Resigned as CEO effective August 10, 2012
(2) Resigned as CFO effective May 16, 2012

(a) 125,000 options vest on 5/25/2013
(b) 100,000 options vest on 8/10/2013 and 8/10/2014
(c) 24,750 options vest every three months from 3/4/2013 to 12/4/2014
(d) 105,000 options vest on 8/24/2013 and 8/24/2014
(e) 20,625 options vest every three months from 3/4/2013 to 12/4/2014
(f) 8,250 options vest every three months from 3/4/2013 to 12/4/2014

Director Compensation

Name	Fees Earned or Paid in Cash $	Stock Awards $	Option Awards $	Non-equity Incentive Plan Compensation $	Change in Pension Value and Non- Qualified Deferred Compensation Earnings $	All Other Compensation $	Total ($)
James E. Taylor	$60,000	0	19,500	0	0	0	$79,500

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information, as of April 10, 2013 with respect to the beneficial ownership of the outstanding common stock by (i) any holder of more than five (5%) percent; (ii) each of the Company’s executive officers and directors; and (iii) the Company’s directors and executive officers as a group.  Except as otherwise indicated, each of the stockholders listed below has sole voting and investment power over the shares beneficially owned.

Name of Beneficial Owner (1)	Common Stock Beneficially Owned	Percentage of Common Stock (2)
Joseph T. Lukens	12,262,771	15.4%
Stephen D. Baksa	10,860,275	13.8%
Stephen S. Burns *	9,927,117	12.5%
Pike H. Sullivan	7,271,780	9.2%
James E. Taylor *	3,225,000	4.0%
Martin J. Rucidlo *	466,250	**
Richard J. Calme *	100,500	**
All officers and directors as a group (4 persons)	13,718,867	16.5%

* Executive officer and/or director of the Company.
** Less than 1%

(1)	Except as otherwise indicated, the address of each beneficial owner is c/o Advanced Mechanical Products, Inc., 100 Commerce Drive, Loveland, Ohio 45140
(2)
Applicable percentage ownership is based on 76,622,130 shares of common stock outstanding as of April 10, 2013, together with securities exercisable or convertible into shares of common stock within 60 days of April 10, 2013 for each stockholder.  Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities.  Shares of common stock that are currently exercisable or exercisable within 60 days of April 10, 2012 are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

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

Director Independence

The Board of Directors has determined that the Company does not have any independent directors as of December 31, 2012 based on the definition of independence in the listing standards of the Nasdaq Corporate Governance Rules.  The Board of Directors is currently evaluating committee charters with the goal of establishing a Compensation Committee, a Governance and Nominating Committee and an Audit Committee.

Item 14. Principal Accounting Fees and Services

The total fees charged to the Company by Clark Schaefer Hackett & Company, the Company's independent registered public accounting firm, for the year ended December 31, 2012 were $59,800 for audit and related fees, $6,000 for tax fees, and $765 for all other fees.  The total fees charged to the Company by Clark Schaefer Hackett & Company for the year ended December 31, 2011 were $54,000 for audit and related fees, $8,000 for tax fees, and $3,000 for all other fees.  The total fees charged to the Company by Clark Schaefer Hackett & Company for the year ended December 31, 2010 were $51,875 for audit and audit related fees and $8,325 for tax fees.  The current policy of the directors, acting as the audit committee, is to approve the appointment of the principal auditing firm and any permissible audit-related services.  The audit and audit related fees include fees for the annual audit of the financial statements and review of financial statements included in 10Q filings.  Fees charged by Clark, Schaefer Hackett & Company were approved by the Board with engagement letters signed by Stephen S. Burns, Chief Executive Officer.

PART IV

Item 15. Exhibits, Financial Statement Schedules

The Company’s financial statements filed as part of this report are listed in the Table of Contents and provided in response to Item 8.

Exhibits required by Item 601 of Regulation S-K:

Exhibit No.	Description

3.1	Certificate of Designation for Series A Preferred Stock (1)

3.2	Certificate of Change (6)

3.3	Certificate of Correction (6)

3.4	Articles of Merger (7)

3.5	Certificate of Correction (Articles of Merger) (7)

3.6	Certificate of Amendment to the Certificate of Incorporation (9)

4.1	Form of Subscription Agreement by and between Title Starts Online, Inc. and the January 2010 Accredited Investors (2)

4.2	6% Promissory Note issued by Title Starts Online, Inc. on March 1, 2010 (3)

4.3	Form of Subscription Agreement by and between Title Starts Online, Inc. and the March 2010 Accredited Investors (4)

4.4	Form of Subscription Agreement by and between AMP Holding Inc. and Accredited Investors (11)

4.5	Form of Subscription Agreement by and between AMP Holding Inc. and May 2011 Accredited Investors (15)

4.6	Stock Option to acquire 500,000 shares of common stock issued to Joseph Paresi dated May 25, 2011 (16)

4.7	Stock Option to acquire 1,000,000 shares of common stock issued to Joseph Paresi dated May 25, 2011 (16)

4.8	Common Stock Purchase Warrant to acquire 500,000 shares of common stock issued to Joseph Paresi dated May 25, 2011 (16)

4.9	Stock Option to acquire 500,000 shares of common stock issued to James Taylor dated May 25, 2011 (16)

4.10	Common Stock Purchase Warrant to acquire 500,000 shares of common stock issued to James Taylor dated May 25, 2011 (16)

4.11	Stock Option to acquire 500,000 shares of common stock issued to Stephen Burns dated May 25, 2011 (16)

4.12	Common Stock Purchase Warrant to acquire 500,000 shares of common stock issued to Stephen Burns dated May 25, 2011 (16)

4.13	Promissory Note issued by AMP Holding Inc. on October 31, 2011 (17)

4.14	Security Agreement by and between AMP Holding Inc. and Stephen Burns dated October 31, 2011 (17)

4.15	Form of Securities Purchase Agreement (18)

4.16	Form of Secured Convertible Debenture (18)

4.17	Form of Common Stock Purchase Warrant (18)

4.18	Form of Security Agreement (18)

4.19	Promissory Note dated May 30, 2012 (20)

4.20	Promissory Note dated May 31, 2012 (20)

4.21	Promissory Note dated June 5, 2012 (20)

4.22	Letter Amendment dated June 5, 2012 (20)

4.23	Letter Amendment dated June 5, 2012 (20)

4.24	Letter Amendment dated June 5, 2012 (20)

4.25	Letter Agreement by and between Stephen Burns and AMP Holding Inc. (21)

4.26	Form of Note and Warrant Amendment and Conversion Agreement (24)

4.27	Promissory Note in the principal amount of $232,400 dated November 20, 2012 payable to EASi and Aerotek (25)

4.28	Form of Subscription Agreement by and between AMP Holding Inc. and the January 2013 Accredited Investor (26)

4.29	Form of Warrant by and between AMP Holding Inc. and the January 2013 Accredited Investor (26)

4.30	Promissory Note dated January 29, 2013 (26)

4.31	Common Stock Purchase Warrant issued to and an accredited investor (27)

4.32	Secured Debenture by and between Workhorse Custom Chassis, LLC and AMP Trucks Inc. dated March 13, 2013 (29)

4.33	Security Agreement by and between Workhorse Custom Chassis, LLC and AMP Trucks Inc. dated March 13, 2013 (29)

4.34	Mortgage, Security Agreement, Assignment of Rents and Fixture Filing by and between Workhorse Custom Chassis, LLC and AMP Trucks Inc. dated March 13, 2013 (29)

4.35	Form of Subscription Agreement entered by and between AMP Holding Inc. and the March 2013 Accredited Investors (29)

4.36	Form of Common Stock issued to the March 2013 Accredited Investors (29)

4.37	Stock Option to acquire 50,000 shares of common stock issued to William B. Richardson III dated March 19, 2013 (30)

10.1	Share Exchange Agreement dated as of December 28, 2009 by and among Advanced Mechanical Products, Inc., the shareholders of Advanced Mechanical Products, Inc. and Title Starts Online, Inc. (1)

10.2	Agreement and Release between Title Starts Online, Inc. and Mark DeFoor dated December 29, 2009 (1)

10.3	Conversion Agreement between Title Starts Online, Inc. and Bowden Transportation, Inc. dated December 28, 2009 (1)

10.4	Conversion Agreement between Title Starts Online, Inc. and Han Solutions II, LLC dated December 28, 2009 (1)

10.5	Conversion Agreement between Title Starts Online, Inc. and Ziu Zhang dated December 28, 2009 (1)

10.6	Director Agreement by and between AMP Holding Inc. and Nancy Dunlap dated August 23, 2010 (8)

10.7	Director Agreement by and between AMP Holding Inc., and James E. Taylor dated October 11, 2010 (10)

10.8	Employment Agreement by and between AMP Holding Inc. and James Taylor dated December 8, 2010 (12)

10.9	Employment Agreement by and between AMP Holding Inc. and Stephen S. Burns dated December 8, 2010 (12)

10.10	Director Agreement by and between AMP Holding Inc. and Joseph Paresi dated December 8, 2010 (12)

10.11	Employment Agreement by and between AMP Holding Inc. and Paul V. Gonzales dated January 12, 2011 (13)

10.12	Distribution Agreement by and between AMP Holding Inc. and Northern Lights Energy ehf. dated April 14, 2011 (14)

10.13	Agreement and General Release by and between AMP Holding Inc. and Joseph Paresi dated April 13, 2012 (19)

10.14	Investment Agreement dated as of August 20, 2012, by and between AMP Holding Inc., and Kodiak Capital Group, LLC. (22)

10.15	Registration Rights Agreement dated as of August 20, 2012, by and between AMP Holding Inc. and Kodiak Capital Group, LLC (22)

10.16	Letter Agreement by and between AMP Holding Inc. and Martin J. Rucidlo dated August 24, 2012 (23)

10.17	Release and Settlement Agreement by and between ESG Automotive, Inc., AMP Holding Inc. and AMP Electric Vehicles Inc. (25)

10.18	Conversion Agreement by and between AMP Holding Inc. and an accredited investor dated February 21, 2013 (27)

10.19	Asset Purchase Agreement by and between Workhorse Custom Chassis, LLC, as Seller, and AMP Trucks Inc., as Buyer dated as of March 4, 2013 (28)

10.20	Amendment No. 1 to the Asset Purchase Agreement by and between Workhorse Custom Chassis, LLC, as Seller, and AMP Trucks Inc., as Buyer dated as of March 13, 2013 (29)

10.21	Agreement for a Member of the Board of Business Advisors by and between AMP Holding Inc. and William B. Richardson III dated March 19, 2013 (30)

16.1	Letter from Schumacher & Associates, Inc. (5)

21.1	List of Subsidiaries

23.1	Consent of Clark, Schaefer, Hackett & Co.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

EX-101.INS	XBRL INSTANCE DOCUMENT

EX-101.SCH	XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT

EX-101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE

EX-101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE

EX-101.LAB	XBRL TAXONOMY EXTENSION LABELS LINKBASE

EX-101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

(1)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on January 4, 2010.
(2)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on February 4, 2010.
(3)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on March 4, 2010.
(4)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on March 17, 2010.
(5)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on March 18, 2010.
(6)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on May 25, 2010.
(7)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on May 25, 2010.
(8)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on August 27, 2010.
(9)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on September 10, 2010.
(10)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on October 19, 2010.
(11)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on December 6, 2010.
(12)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on December 13, 2010.
(13)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on January 14, 2011.
(14)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on April 20, 2011.
(15)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on May 12, 2011.
(16)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on June 1, 2011.
(17)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on November 4, 2011.
(18)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on February 28, 2012.
(19)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on April 19, 2012.
(20)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on June 25, 2012.
(21)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on July 11, 2012.
(22)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on August 24, 2012.
(23)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on August 30, 2012.
(24)	Incorporated by reference to the Form 10-Q Current Report filed with the Securities and Exchange Commission on November 15, 2012.
(25)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on, January 11, 2013.
(26)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on, February 5, 2013.
(27)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on, February 28, 2013.
(28)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on, March 6, 2013.
(29)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on, March 15, 2013.
(30)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on, March 19, 2013.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

AMP HOLDING INC.

Dated: April 12, 2013	By:	/s/Stephen S. Burns
Name: Stephen S. Burns
Title: Chief Executive Officer (Principal Executive Officer)

Dated: April 12, 2013	By:	/s/Richard J. Calme
Name: Richard J. Calme
Title: Interim Chief Financial Officer (Principal Financial and Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on April 12, 2013, on behalf of the registrant and in the capacities indicated.

Signature	Title

/s/Stephen S. Burns	Chief Executive Officer and Director
Stephen S. Burns	(Principal Executive Officer)

/s/Richard J. Calme	Interim Chief Financial Officer (Principal Financial Officer)
Richard J. Calme

/s/James E. Taylor	Chairman of the Board of Directors
James E. Taylor