Form 10-Q
period 2013-03-31
AMP Holding Inc.
filed 2013-05-15
CIK 1425287

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

or

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $0.001 par value per share	79,697,130
(Class)	(Outstanding at May 13, 2013)

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

AMP Holding Inc. and Subsidiaries
(A Development Stage Company)
Consolidated Balance Sheets
March 31, 2013 and December 31, 2012

Assets	March 31, 2013 (Unaudited)	December 31, 2012

Current assets:
Cash and cash equivalents	$111,875	$39,819
Inventory	441,002	41,002
Prepaid expenses and deposits	40,989	13,025
	593,866	93,846
Property, plant and equipment:
Land	300,000	-
Buildings	3,800,000	-
Leasehold improvements	19,225	19,225
Software	27,721	27,721
Equipment	670,120	170,120
Vehicles and prototypes	164,959	164,959
	4,982,025	382,025
Less accumulated depreciation	270,349	255,178
	4,711,676	126,847

	$5,305,542	$220,693

Liabilities and Stockholders' Equity (Deficit)

Current liabilities:
Accounts payable	$1,138,734	$1,253,228
Accounts payable, related parties	319,129	336,556
Customer deposits	170,000	60,000
Shareholder advances	558,000	558,000
Current portion of long-term debt	377,171	230,756
	2,563,034	2,438,540

Long-term debt	2,448,632	362,186

Commitments and contingencies	-	-

Stockholders' equity (deficit):
Series A preferred stock, par value of $.001 per share 75,000,000 shares shares authorized, 0 shares issued and outstanding at March 31, 2013
and December 31, 2012	-	-
Common stock, par value of $.001 per share 250,000,000 shares authorized,
76,622,130 shares issued and outstanding at March 31, 2013 and
55,955,463 shares issued and outstanding at December 31, 2012	76,622	55,955
Additional paid-in capital	19,063,380	14,956,547
Stock based compensation	4,108,839	3,778,723
Accumulated deficit during the development stage	(22,954,965)	(21,371,258)
	293,876	(2,580,033)

	$5,305,542	$220,693

See accompanying notes to consolidated financial statements.

AMP Holding Inc. and Subsidiaries
(A Development Stage Company)
Consolidated Statements of Operations
For the Three Months Ended March 31, 2013 and 2012
and for the Period From Inception,
February 20, 2007 to March 31, 2013

	Three Months Ended March 31, 2013	Three Months Ended March 31, 2012	Since Date of Inception, February 20, 2007 to March 31, 2013
	(Unaudited)	(Unaudited)	(Unaudited)
Sales	$-	$-	$602,840

Expenses:
Payroll and payroll taxes	340,167	550,922	7,667,013
Employee benefits	29,303	44,617	682,546
Stock based compensation	330,116	153,032	4,126,579
Batteries and motors and supplies	153,732	(6,713)	2,889,288
Legal and professional	148,929	111,638	2,289,683
Advertising	34,735	35,142	1,301,115
Consulting	325,471	62,179	1,428,876
Travel and entertainment	16,859	29,737	501,563
Rent	39,694	38,347	491,692
Insurance	37,850	17,327	423,469
Vehicles, development and testing	32,900	57,786	355,101
Depreciation	15,171	16,203	308,178
Interest and bank fees	28,639	24,469	285,966
Engineering, temporary labor	1,852	870	253,138
Facilities, repairs & maintenance	33,640	6,042	238,223
Utilities	13,749	10,349	148,704
Loss on sale of assets	-	-	27,544
Other	900	8,785	139,127
	1,583,707	1,160,732	23,557,805

Net loss during the development stage	$(1,583,707)	$(1,160,732)	$(22,954,965)

Basic and diluted loss per share	$(0.03)	$(0.03)	$(0.86)

Weighted average number of common
shares outstanding	60,331,279	38,765,755	26,743,007

See accompanying notes to consolidated financial statements.

AMP Holding Inc. and Subsidiaries
(A Development Stage Company)
Consolidated Statements of Stockholders' Equity (Deficit)
From Inception, February 20, 2007
to March 31, 2013

	Common Stock		Series A Preferred Stock		Additional	Stock	Accumulated Deficit During the	Total Stockholders'
	Number of Shares	Amount	Number of Shares	Amount	Paid-in Capital	Based Compensation	Development Stage	Equity (Deficit)

Beginning capital - inception	-	$-	-	$-	$-	$-	$-	$-

Issuance of common stock, and fulfillment
of stock subscriptions receivable	7,210	900,000	-	-	-	-	-	900,000
Net loss from operations, period of inception,
February 20, 2007 to December 31, 2007	-	-	-	-	-	-	(456,145)	(456,145)
	7,210	$900,000	-	$-	$-	$-	$(456,145)	$443,855

Issuance of common stock, and fulfillment
of stock subscriptions receivable	4,305	875,000	-	-	-	-	-	875,000
March 10, 2008 stock dividend	62,720	-	-	-	-	-	-	-
Share based compensation for the year
ended December 31, 2008	-	9,757	-	-	-	-	-	9,757
Net loss from operations for the year
ended December 31, 2008	-	-	-	-	-	-	(1,383,884)	(1,383,884)
	74,235	$1,784,757	-	$-	$-	$-	$(1,840,029)	$(55,272)

January 1, 2009 stock re-pricing agreement	18,025	-						-
Issuance of common stock, and fulfillment
of stock subscriptions receivable	168,210	753,511	-	-	49,989	-	-	803,500
Share based compensation to
December 28, 2009	-	7,983	-	-	-	-	-	7,983
Shares issued out of stock option plan on
December 31, 2009	3,220	-	-	-	-	-	-	-
Net effect of purchase accounting adjustments	17,508,759	(2,528,479)	-	-	2,528,479	-	-	-
Conversion of convertible notes	-	-	8,375	8	264,992	-	-	265,000
Net loss from operations for the year
ended December 31, 2009	-	-	-	-	-	-	(1,524,923)	(1,524,923)
	17,772,449	$17,772	8,375	$8	$2,843,460	$-	$(3,364,952)	$(503,712)

Conversion of convertible note	29,750	30	-	-	9,970	-	-	10,000
Issuance of preferred stock, and fulfillment
of stock subscriptions receivable	-	-	625	1	24,999	-	-	25,000
Issuance of common stock, and fulfillment
of stock subscriptions receivable	9,808,566	9,809	-	-	3,682,530	-	-	3,692,339
Conversion of account payable	101,636	102	-	-	86,898	-	-	87,000
Share based compensation for the year
ended December 31, 2010	-	-	-	-	-	1,436,979	-	1,436,979
Net loss from operations for the year
ended December 31, 2010	-	-	-	-	-	-	(5,028,106)	(5,028,106)
	27,712,401	$27,713	9,000	$9	$6,647,857	$1,436,979	$(8,393,058)	$(280,500)

Issuance of common stock, and fulfillment
of stock subscriptions receivable	9,912,447	9,911	-	-	5,404,830	-	-	5,414,741
Stock options and warrants exercised	38,692	39	-	-	12,236	-	-	12,275
Conversion of preferred stock to common stock	1,071,110	1,072	(9,000)	(9)	(1,063)	-	-	-
Share based compensation for the year
ended December 31, 2011	-	-	-	-	-	2,002,891	-	2,002,891
Net loss from operations for the year
ended December 31, 2011	-	-	-	-	-	-	(8,705,711)	(8,705,711)
	38,734,650	$38,735	-	$-	$12,063,860	$3,439,870	$(17,098,769)	$(1,556,304)

Issuance of detached warrants in connection
with convertible debentures	-	-	-	-	91,493	-	-	91,493
Conversion of debentures and interest	10,227,070	10,227	-	-	2,035,187	-	-	2,045,414
Conversion of account payable	6,993,743	6,993	-	-	766,007	-	-	773,000
Share based compensation for the year
ended December 31, 2012	-	-	-	-	-	338,853	-	338,853
Net loss from operations for the year
ended December 31, 2012	-	-	-	-	-	-	(4,272,489)	(4,272,489)
	55,955,463	$55,955	-	$-	$14,956,547	$3,778,723	$(21,371,258)	$(2,580,033)

Issuance of common stock, and fulfillment
of stock subscriptions receivable	18,425,000	18,425	-	-	3,666,575	-	-	3,685,000
Conversion of convertible note	500,000	500	-	-	99,500	-	-	100,000
Conversion of account payable	1,741,667	1,742	-	-	340,758	-	-	342,500
Share based compensation for the three months
ended March 31, 2013	-	-	-	-	-	330,116	-	330,116
Net loss from operations for the three months
ended March 31, 2013	-	-	-	-	-	-	(1,583,707)	(1,583,707)
	76,622,130	$76,622	-	$-	$19,063,380	$4,108,839	$(22,954,965)	$293,876

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
Consulting services valued at $302,500 were accepted as consideration for issuance of common stock in March 2013.
Legal services valued at $40,000 were accepted as consideration for issuance of common stock in March 2013.

See accompanying notes to consolidated financial statements.

AMP Holding Inc. and Susidiaries
(A Development Stage Company)
Consolidated Statements of Cash Flows
For the Three Months Ended March 31, 2013 and 2012
and for the Period From Inception,
February 20, 2007 to March 31, 2013

	Three Months Ended March 31, 2013	Three Months Ended March 31, 2012	Since Date of Inception, February 20, 2007 to March 31, 2013
	(Unaudited)	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net loss during the development stage	$(1,583,707)	$(1,160,732)	$(22,954,965)
Adjustments to reconcile net loss from operations
to cash used by operations:
Depreciation	15,171	16,203	308,178
Loss on sale of assets	-	-	27,544
Stock based compensation	330,116	153,032	4,126,579
Interest expense on convertible debentures	-	-	106,164
Amortized discount on convertible debentures	-	3,874	91,493
Legal, consulting and investment services	342,500	60,000	1,252,500
Effects of changes in operating assets and liabilities:
Inventory	-	-	(41,002)
Prepaid expenses and deposits	(27,964)	11,875	(40,989)
Accounts payable	(114,494)	(76,902)	1,652,370
Accounts payable, related parties	(17,427)	62,948	319,129
Customer deposits	110,000	-	170,000

Net cash used by operations	(945,805)	(929,702)	(14,982,999)

Cash flows from investing activities:
Initial purchase of AMP Trucks assets	(5,000,000)	-	(5,000,000)
Capital expenditures	-	-	(376,650)
Proceeds on sale of assets	-	-	38,900

Net cash used by investing activities	(5,000,000)	-	(5,337,750)

Cash flows from financing activities:
Proceeds from debentures	-	900,000	1,939,250
Proceeds from notes payable	100,000	-	260,000
Payments on notes payable	-	-	(150,000)
Proceeds from long-term debt	2,250,000	-	2,300,000
Payments on long-term debt	(17,139)	(1,596)	(36,197)
Shareholder advances, net of repayments	-	(7,000)	558,000
Issuance of common and preferred stock	3,685,000	-	15,561,571

Net cash provided by financing activities	6,017,861	891,404	20,432,624

Change in cash and cash equivalents	72,056	(38,298)	111,875
Cash and cash equivalents at inception, February 20, 2007			-
Cash and cash equivalents at December 31, 2011		89,488
Cash and cash equivalents at March 31, 2012		$51,190
Cash and cash equivalents at December 31, 2012	39,819
Cash and cash equivalents at March 31, 2013	$111,875		$111,875

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
During February 2013 a note payable of $100,000 was converted to 500,000 shares of common stock.
Consulting services valued at $302,500 were accepted as consideration for issuance of common stock in March 2013.
Legal services valued at $40,000 were accepted as consideration for issuance of common stock in March 2013.

See accompanying notes to consolidated financial statements.

AMP Holding Inc. and Subsidiaries
(A Development Stage Company)
 Notes to Consolidated Financial Statements
For the Three Months Ended March 31, 2013 and 2012
and for the Period From Inception,
February 20, 2007 to March 31, 2013
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

Since the acquisition, the Company has devoted the majority of its resources to the development of an all-electric drive system capable of moving heavy large vehicles ranging from full size SUV’s up to and including Medium Duty Commercial trucks.  Additionally, in February, 2013 AMP Holding Inc. formed a new wholly owned subsidiary, AMP Trucks Inc., an Indiana corporation. On March 13, 2013 AMP Trucks Inc. closed on the acquisition of an asset purchase of Workhorse Custom Chassis, LLC.  The assets included in this transaction include:  The Workhorse brand, access to the dealer network of 440 dealers nationwide, intellectual property, and all physical assets which include the approximately 250,000 sq. ft. of facilities on 48 acres of land in Union City, Indiana.  This acquisition allows AMP Holding Inc. the position as a medium duty OEM capable of producing new chassis with electric, propane, compressed natural gas, and hybrid configurations, as well as gasoline drive systems.  Revenues since the inception of the Company, February 20, 2007, through the date of these financial statements have not been significant and consist of customer vehicle conversions and sales of converted experimental vehicles.

AMP Holding Inc. and Subsidiaries
(A Development Stage Company)
 Notes to Consolidated Financial Statements
For the Three Months Ended March 31, 2013 and 2012
and for the Period From Inception,
February 20, 2007 to March 31, 2013
(Unaudited)

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

Inventory
Inventory is stated at the lower of cost or market.

AMP Holding Inc. and Subsidiaries
(A Development Stage Company)
 Notes to Consolidated Financial Statements
For the Three Months Ended March 31, 2013 and 2012
and for the Period From Inception,
February 20, 2007 to March 31, 2013
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

Buildings:	15 - 30 years
Leasehold improvements:	7 years
Software:	3 - 6 years
Equipment:	5 years
Vehicles and prototypes:	3 - 5 years

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

Advertising
Advertising and public relation costs are charged to operations when incurred. Advertising and public relation expense was approximately $35,000 and $35,000 for the three months ended March 31, 2013 and 2012, respectively, and $1,301,000 for the period from inception to March 31, 2013 consisting primarily of consulting fees and travel and related expenses for attendance at car shows and industry expositions.

AMP Holding Inc. and Subsidiaries
(A Development Stage Company)
 Notes to Consolidated Financial Statements
For the Three Months Ended March 31, 2013 and 2012
and for the Period From Inception,
February 20, 2007 to March 31, 2013
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

As no taxable income has occurred from the date of this merger to March 31, 2013 cumulative deferred tax assets of approximately $5,236,000 are fully reserved, and no provision or liability for federal or state income taxes has been included in the financial statements.  Net operating losses of approximately $3,600,000 are available for carryover to be used against taxable income generated through 2030, net operating losses of approximately $6,700,000 are available for carryover to be used against taxable income generated through 2031, net operating losses of approximately $3,900,000 are available for carryover to be used against taxable income generated through 2032, and net operating losses of approximately $1,200,000 are available for carryover to be used against taxable income generated through 2033.  The Company had not filed income tax returns during its period as a shell company.

Uncertain tax positions
The Company adopted the provisions of Accounting for Uncertainty in Income Taxes.  Those provisions clarify the accounting and recognition for income tax positions taken or expected to be taken in the Company’s income tax returns.  The Company’s income tax filings are subject to audit by various taxing authorities.  The years of filings open to these authorities and available for audit are 2009 - 2011.  The Company's policy with regard to interest and penalties is to recognize interest through interest expense and penalties through other expense.  No interest or penalties with regard to income tax filings were incurred in 2013 or 2012, or since the period of inception, February 20, 2007.  In evaluating the Company’s tax provisions and accruals, future taxable income, and the reversal of temporary differences, interpretations and tax planning strategies are considered.  The Company believes their estimates are appropriate based on current facts and circumstances.

Research and development costs
The Company expenses research and development costs as they are incurred.  Research and development expense incurred was approximately $495,000 and $641,000 for the three months ended March 31, 2013, and 2012, respectively, and $12,186,000 for the period from inception to March 31, 2013, consisting of consulting, payroll, payroll taxes, engineering temporaries, purchased supplies, legal fees, parts and small tools.

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

AMP Holding Inc. and Subsidiaries
(A Development Stage Company)
 Notes to Consolidated Financial Statements
For the Three Months Ended March 31, 2013 and 2012
and for the Period From Inception,
February 20, 2007 to March 31, 2013
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

On May 10, 2013, the Company entered into a subscription agreement with various accredited investors pursuant to which the investors purchased 2,575,000 shares of the Company’s common stock at a cost basis of $0.20 per share, for a purchase price of $515,000, together with common stock purchase warrants to acquire 1,287,500 shares of common stock at $0.40 per share for a period of three years.

On May 10, 2013 the Company settled outstanding invoices for consulting services totaling $121,000 by issuing 500,000 shares of common stock.

2.	ACQUISITION

On March 13, 2013 the Company acquired the operating assets of Workhorse Custom Chassis, LLC, an unrelated company located in Union City, Indiana.  The following summarizes the consideration paid, and the components of the purchase price and the related allocation of assets acquired and liabilities assumed.

Consideration
Cash at closing	$2,750,000
Secured debenture	2,250,000
$5,000,000

Assets acquired
Inventory	$400,000
Equipment	500,000
Land	300,000
Buildings	3,800,000
$5,000,000

Valuation methods used for the identifiable assets acquired in the acquisition make use of fair value measurements based on unobservable inputs and reliance on management’s assumptions that similar market participants would use in pricing the assets.  As such, the fair value measurements represent a Level 3 input.

The secured debenture is payable to the seller in March 2016 and accrues interest annually at 10%.

AMP Holding Inc. and Subsidiaries
(A Development Stage Company)
 Notes to Consolidated Financial Statements
For the Three Months Ended March 31, 2013 and 2012
and for the Period From Inception,
February 20, 2007 to March 31, 2013
(Unaudited)

3.	LONG-TERM DEBT

	March 31,	December 31,
Long-term debt consists of the following:	2013	2012

Secured debenture payable to Workhorse Custom Chassis, LLC, due
March 2016 plus interest at 10%. The debenture is secured by the real estate and related assets of the plant located in Union City, Indiana
with a net book value of $5,000,000 at March 31, 2013	$2,250,000	$-

Note payable, Bank due in monthly installments of $635 including interest at 5.04% with the final payment due August 2015. The note is secured
by equipment with a net book value of $16,160 at March 31, 2013	17,081	18,761

Note payable, vendor due in monthly installments of $439 including interest at 8.00% with the final payment due December 2014. The note is secured
by equipment with a net book value of $10,953 at March 31, 2013	8,586	10,545

Note payable to the City of Loveland, due in annual installments of $10,241 including interest with the final payment due October 2016. Interest rate amended to 8.00%. The note is unsecured and contains restrictions on
the use of proceeds.	50,000	50,000

Note payable, vendor due in monthly installments of $5,000 for the first half of 2013, escalating to final payment of $43,736 in March 2014. Note is
noninterest bearing and is unsecured.	273,736	281,236

Note payable, vendor due in monthly installments of $2,000 plus interest at 4% for the first half of 2013, escalating to final payment of $18,461 plus
interest at 4% in December 2014. Note is unsecured.	226,400	232,400
	2,825,803	592,942
Less current portion	377,171	230,756
Long term debt	$2,448,632	$362,186

Aggregate maturities of long-term debt are as follows:

2013	$211,934
2014	338,883
2015	14,822
2016	2,260,164
$2,825,803

The note payable to the City of Loveland contains job creation incentives whereby each annual payment may be forgiven by the City upon the Company meeting minimum job creation benchmarks.  This loan agreement amended the incentives to 30 full time employees within the City of Loveland with payroll totaling $135,000 by July 31, 2013 and 40 employees with payroll totaling $175,000 by July 31, 2014, continuing with an average of 40 employees with payroll totaling $175,000 thereafter.  The proceeds from this loan were to be used for qualified disbursements only, and the Company has been notified it did not meet the requirements for qualified disbursements and for forgiveness of the 2012 principal and interest payment, which is past due.  In 2013 the Company is required to make payments to an escrow account totaling $22,900.

AMP Holding Inc. and Subsidiaries
(A Development Stage Company)
 Notes to Consolidated Financial Statements
For the Three Months Ended March 31, 2013 and 2012
and for the Period From Inception,
February 20, 2007 to March 31, 2013
(Unaudited)

4.	CONVERTIBLE DEBENTURES

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

5.	SHAREHOLDER AND RELATED PARTY ADVANCES

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

AMP Holding Inc. and Subsidiaries
(A Development Stage Company)
 Notes to Consolidated Financial Statements
For the Three Months Ended March 31, 2013 and 2012
and for the Period From Inception,
February 20, 2007 to March 31, 2013
(Unaudited)

During 2012 shareholders and related parties advanced $500,000 to the Company for working capital needs.  In consideration of such advances, the Company issued promissory notes with interest at 10% per annum due October 16, 2013.  The notes are unsecured and require the Company to designate part of the proceeds of financing in excess of $2,000,000 to be used for repayment of these notes.  The Company is in violation of this covenant in 2013 as financing in excess of $2,000,000 has occurred but repayment of these notes has not occurred.

6.	LEASE OBLIGATIONS

On October 1, 2011 the Company began leasing operating facilities under an agreement expiring on September 30, 2018.  Future minimum monthly lease payments under the agreement are currently $12,231 and increase 3% in October of each year.  Prepaid expenses and deposits include a security deposit equal to $12,275.  Aggregate maturities of lease obligations are as follows:

2013	$111,182
2014	152,312
2015	156,881
2016	161,588
2017	166,436
2018	127,614
$876,013

The Company also leased office space for approximately $1,000 per month on a month to month agreement through May 2012 and two apartments for approximately $2,200 per month on month to month agreements through January 2012.  Prior to October 2011 the Company leased operating facilities under terms of an operating type lease with monthly payments of $8,500.  Prior to December 2009 the Company leased office/warehouse space under terms of an operating type lease with monthly payments of $1,650.  Total rent expense under these operating type leases for the three months ended March 31, 2013 and 2012 was $39,694 and $38,347, respectively, and $491,692 for the period from inception to March 31, 2013.

7.	STOCK BASED COMPENSATION

Options to directors, officers and employees
The Company maintains, as adopted by the board of directors, the 2013 Incentive Stock Plan, the 2012 Incentive Stock Plan, the 2011 Incentive Stock Plan and the 2010 Stock Incentive Plan (the plans) providing for the issuance of up to 11,000,000 options to employees, officers, directors or consultants of the Company.  Incentive stock options granted under the plans may only be granted with an exercise price of not less than fair market value of the Company’s common stock on the date of grant (110% of fair market value for incentive stock options granted to principal stockholders).  Non-qualified stock options granted under the plans may only be granted with an exercise price of not less than 85% of the fair market value of the Company’s common stock on the date of grant.  Awards under the plans may be either vested or unvested options.  The unvested options vest ratably over two years for options with a five or three year term and after one year for options with a two year term.

In addition to the plans, the Company has granted, on various dates, stock options to directors, officers and employees to purchase common stock of the Company.  The terms, exercise prices and vesting of these awards vary.

AMP Holding Inc. and Subsidiaries
(A Development Stage Company)
 Notes to Consolidated Financial Statements
For the Three Months Ended March 31, 2013 and 2012
and for the Period From Inception,
February 20, 2007 to March 31, 2013
(Unaudited)

The following table summarizes option activity for directors, officers and employees:

	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Grant Date Fair Value per Share	Weighted Average Remaining Exercise Term in Months
Outstanding at January 1, 2010	-	$-	$-	-
Granted	4,940,000	0.56	0.33	81
Exercised	-	-	-	-
Forfeited or expired	-	-	-	-
Outstanding at December 31, 2010	4,940,000	$0.56	$0.33	77
Exercisable at December 31, 2010	1,854,625	$0.53	$0.32	75
Granted	3,425,000	0.63	0.28	54
Exercised	(29,750)	0.41	0.26	-
Forfeited or expired	-	-	-	-
Outstanding at December 31, 2011	8,335,250	$0.59	$0.31	58
Exercisable at December 31, 2011	4,588,875	$0.57	$0.31	60
Granted	2,025,000	0.13	0.05	40
Exercised	-	-	-	-
Forfeited or expired	(2,629,750)	0.58	0.28	48
Outstanding at December 31, 2012	7,730,500	$0.48	$0.25	44
Exercisable at December 31, 2012	6,080,000	$0.54	$0.29	46
Granted	1,100,000	0.29	0.13	60
Exercised	-	-	-	-
Forfeited or expired	(8,500)	0.11	0.04	32
Outstanding at March 31, 2013	8,822,000	$0.45	$0.23	43
Exercisable at March 31, 2013	6,203,500	$0.54	$0.29	43

The Company recorded $3,981, $100,207 and $1,790,841 compensation expense for stock options to directors, officers and employees for the three months ended March 31, 2013, 2012 and the period from inception (February 20, 2007) to March 31, 2013, respectively.  As of March 31, 2013, unrecognized compensation expense of $279,342 is related to non-vested options granted to directors, officers and employees which is anticipated to be recognized over the next 48 months, commensurate with the vesting schedules.

AMP Holding Inc. and Subsidiaries
(A Development Stage Company)
 Notes to Consolidated Financial Statements
For the Three Months Ended March 31, 2013 and 2012
and for the Period From Inception,
February 20, 2007 to March 31, 2013
(Unaudited)

Options to consultants
The Company has also granted, on various dates, stock options to purchase common stock of the Company to consultants for services previously provided to the Company.  The terms, exercise prices and vesting of these awards vary.

The following table summarizes option activity for consultants:

	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Grant Date Fair Value per Share	Weighted Average Remaining Exercise Term in Months
Outstanding at January 1, 2010	-	$-	$-	-
Granted	810,000	0.67	0.23	36
Exercised	-	-	-	-
Forfeited or expired	-	-	-	-
Outstanding at December 31, 2010	810,000	$0.67	$0.23	32
Exercisable at December 31, 2010	380,000	$0.63	$0.22	31
Granted	70,000	0.59	0.18	31
Exercised	-	-	-	-
Forfeited or expired	-	-	-	-
Outstanding at December 31, 2011	880,000	$0.66	$0.23	20
Exercisable at December 31, 2011	755,000	$0.64	$0.22	20
Granted	150,000	0.11	0.04	36
Exercised	-	-	-	-
Forfeited or expired	(370,000)	0.83	0.28	11
Outstanding at December 31, 2012	660,000	$0.45	$0.15	14
Exercisable at December 31, 2012	561,000	$0.50	$0.17	10
Granted	50,000	0.25	0.11	60
Exercised	-	-	-	-
Forfeited or expired	-	-	-	-
Outstanding at March 31, 2013	710,000	$0.43	$0.15	14
Exercisable at March 31, 2013	573,375	$0.50	$0.17	8

The Company recorded $460, $19,300 and $96,454 compensation expense for stock options to consultants for the three months ended March 31, 2013, 2012 and the period from inception (February 20, 2007) to March 31, 2013, respectively.  As of March 31, 2013, unrecognized compensation expense of $8,657 is related to non-vested options granted to consultants which is anticipated to be recognized over the next 36 months, commensurate with the vesting schedules.

AMP Holding Inc. and Subsidiaries
(A Development Stage Company)
 Notes to Consolidated Financial Statements
For the Three Months Ended March 31, 2013 and 2012
and for the Period From Inception,
February 20, 2007 to March 31, 2013
(Unaudited)

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

From January 2013 through March 2013, the 2013 Investors received 2013 Warrants to acquire common stock of the Company.  The 2013 Warrants are exercisable for three years at an exercise price of $0.40.

The above securities were offered and sold to the investors in private placement transactions made in reliance upon exemptions from registration pursuant to Section 4(2) under the Securities Act of 1933 (the “Securities Act”) and/or Rule 506 promulgated under the Securities Act. The investors are accredited investors as defined in Rule 501 of Regulation D promulgated under the Securities Act.

AMP Holding Inc. and Subsidiaries
(A Development Stage Company)
 Notes to Consolidated Financial Statements
For the Three Months Ended March 31, 2013 and 2012
and for the Period From Inception,
February 20, 2007 to March 31, 2013
(Unaudited)

The following table summarizes warrant activity for accredited investors:

	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Grant Date Fair Value per Share	Weighted Average Remaining Exercise Term in Months
Outstanding at January 1, 2010	-	$-	$-	-
Granted	785,001	0.80	0.11	24
Exercised	-	-	-	-
Forfeited or expired	-	-	-	-
Outstanding at December 31, 2010	785,001	$0.80	$0.11	24
Exercisable at December 31, 2010	785,001	$0.80	$0.11	24
Granted	4,956,224	0.80	0.11	24
Exercised	-	-	-	-
Forfeited or expired	-	-	-	-
Outstanding at December 31, 2011	5,741,225	$0.80	$0.11	17
Exercisable at December 31, 2011	5,741,225	$0.80	$0.11	17
Granted	1,450,000	0.50	0.06	36
Modified warrants prior to modifications	(7,191,225)	0.74	0.10	10
Modified warrants after modifications	7,191,225	0.69	0.10	20
Exercised	-	-	-	-
Forfeited or expired	-	-	-	-
Outstanding at December 31, 2012	7,191,225	$0.69	$0.10	19
Exercisable at December 31, 2012	7,191,225	$0.69	$0.10	19
Granted	9,462,500	0.40	0.04	36
Exercised	-	-	-	-
Forfeited or expired	-	-	-	-
Outstanding at March 31, 2013	16,653,725	$0.52	$0.06	27
Exercisable at March 31, 2013	16,653,725	$0.52	$0.06	27

The Company recorded $343,175, $0 and $997,256 compensation expense for stock warrants to accredited investors for the three months ended March 31, 2013, 2012 and the period from inception (February 20, 2007) to March 31, 2013, respectively.  There is no unrecognized compensation expense for these warrants because they are fully vested at date of grant.

AMP Holding Inc. and Subsidiaries
(A Development Stage Company)
 Notes to Consolidated Financial Statements
For the Three Months Ended March 31, 2013 and 2012
and for the Period From Inception,
February 20, 2007 to March 31, 2013
(Unaudited)

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

The following table summarizes warrant activity for the placement agent and consultants:

	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Grant Date Fair Value per Share	Weighted Average Remaining Exercise Term in Months
Outstanding at January 1, 2010	614,680	$0.39	$0.18	60
Granted	3,103,304	0.64	0.21	57
Exercised	-	-	-	-
Forfeited or expired	-	-	-	-
Outstanding at December 31, 2010	3,717,984	$0.60	$0.21	52
Exercisable at December 31, 2010	2,617,984	$0.61	$0.19	51
Granted	887,910	0.60	0.27	60
Exercised	(44,638)	0.40	0.18	39
Forfeited or expired	-	-	-	-
Outstanding at December 31, 2011	4,561,256	$0.60	$0.22	43
Exercisable at December 31, 2011	4,081,256	$0.59	$0.21	42
Granted	28,334	0.60	0.24	60
Exercised	-	-	-	-
Forfeited or expired	-	-	-	-
Outstanding at December 31, 2012	4,589,590	$0.60	$0.22	31
Exercisable at December 31, 2012	4,339,590	$0.59	$0.21	31
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited or expired	(125,000)	0.40	0.14	-
Outstanding at March 31, 2013	4,464,590	$0.60	$0.22	28
Exercisable at March 31, 2013	4,214,590	$0.60	$0.22	28

The Company recorded $(17,500), $33,525 and $918,840 compensation expense for stock warrants to the placement agent and consultants for the three months ended March 31, 2013, 2012 and the period from inception (February 20, 2007) to March 31, 2013, respectively.  As of March 31, 2013, unrecognized compensation expense of $82,500 is related to non-vested warrants granted to consultants which is anticipated to be recognized over the next 29 months, commensurate with the vesting schedules.  There is no unrecognized compensation expense for the placement agent warrants because they are fully vested at date of grant.

AMP Holding Inc. and Subsidiaries
(A Development Stage Company)
 Notes to Consolidated Financial Statements
For the Three Months Ended March 31, 2013 and 2012
and for the Period From Inception,
February 20, 2007 to March 31, 2013
(Unaudited)

Warrants to directors and officers
In December 2010 and May 2011, the Company issued to certain directors and officers common stock purchase warrants to acquire shares of common stock at an exercise price of $2.00 per share for a period of five years.  In November 2011, under the terms of a Promissory Note issued to a director and officer, common stock purchase warrants were issued to acquire 100,000 shares of common stock at an exercise price of $0.50 per share for a period of one year.  In May 2012, a director and officer received 100,000 2012 Warrants to acquire common stock of the Company at an exercise price of $0.50 for a period of three years.  In June 2012, a director and officer converted secured and unsecured loans provided to the Company from September 2011 to June 2012 in the aggregate amount of $389,250 into 2012 Notes and 2012 Warrants.  In November 2012, the Company entered into a Note and Warrant Amendment and Conversion Agreement whereby the holders and 2012 Investors converted all principal and interest under the 2012 Notes into shares of common stock.  Further, the exercise price of the 2012 Warrants was reduced to $0.25 per share.  The $7,388 cost of the reduction in the exercise price is included in stock based compensation expense for the year ended December 31, 2012.

The following table summarizes warrant activity for directors and officers:

	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Grant Date Fair Value per Share	Weighted Average Remaining Exercise Term in Months
Outstanding at January 1, 2010	-	$-	$-	-
Granted	1,400,000	2.00	0.13	60
Exercised	-	-	-	-
Forfeited or expired	-	-	-	-
Outstanding at December 31, 2010	1,400,000	$2.00	$0.13	59
Exercisable at December 31, 2010	1,400,000	$2.00	$0.13	59
Granted	1,600,000	1.91	0.09	57
Exercised	-	-	-	-
Forfeited or expired	-	-	-	-
Outstanding at December 31, 2011	3,000,000	$1.95	$0.11	49
Exercisable at December 31, 2011	3,000,000	$1.95	$0.11	49
Granted	489,250	0.50	0.01	36
Modified warrants prior to modifications	(489,250)	0.50	0.01	31
Modified warrants after modifications	489,250	0.25	0.01	31
Exercised	-	-	-	-
Forfeited or expired	(100,000)	0.50	0.10	-
Outstanding at December 31, 2012	3,389,250	$1.75	$0.09	37
Exercisable at December 31, 2012	3,389,250	$1.75	$0.09	37
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited or expired	-	-	-	-
Outstanding at March 31, 2013	3,389,250	$1.75	$0.09	34
Exercisable at March 31, 2013	3,389,250	$1.75	$0.09	34

The Company recorded $0, $0 and $323,188 compensation expense for stock warrants to directors and officers for the three months ended March 31, 2013, 2012 and the period from inception (February 20, 2007) to March 31, 2013, respectively.  There is no unrecognized compensation expense for these warrants because they are fully vested at date of grant.

AMP Holding Inc. and Subsidiaries
(A Development Stage Company)
 Notes to Consolidated Financial Statements
For the Three Months Ended March 31, 2013 and 2012
and for the Period From Inception,
February 20, 2007 to March 31, 2013
(Unaudited)

8.	RECENT PRONOUNCEMENTS

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the Consolidated Financial Statements (“financial statements”) and related notes included in Item 1 of this report and the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2012.

All references in this Form 10-Q that refer to the “Company”, “AMP Holding", "AMP", “we,” “us” or “our” are to AMP Holding Inc. and unless otherwise differentiated, its wholly-owned subsidiaries, AMP Electric Vehicles Inc. and AMP Trucks Inc.

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

Additionally, in February 2013 AMP Holding formed a new wholly owned subsidiary, AMP Trucks Inc., an Indiana corporation.  On March 13, 2013 AMP Trucks Inc. closed on the acquisition of assets of Workhorse Custom Chassis, LLC (“Workhorse”).  The assets included in this transaction were:  the Workhorse ® brand, access to the dealer network of 440 dealers nationwide, intellectual property, and all physical assets which include the approximately 250,000 sq. ft. of facilities on 48 acres of land in Union City, Indiana (the “Workhorse Assets”).  We believe this acquisition propels AMP Holding Inc. into the unique position as a medium duty OEM which we believe will be capable of producing new chassis with electric, propane, compressed natural gas, and hybrid configurations, as well as gasoline drive systems.

Results of Operations

Three Months Ended March 31, 2013 Compared to Three Months Ended March 31, 2012

Revenue.  We did not generate revenue for the quarter ended March 31, 2013 or for the quarter ended March 31, 2012.

Expenses.  Our expenses for the three months ended March 31, 2013 were $1,583,707 and included payroll and payroll taxes ($340,167), stock based compensation ($330,116), consulting ($325,471), batteries, motors and supplies ($153,732), and legal and professional ($148,929).  Our expenses for the quarter ended March 31, 2012 were $1,160,732 and included payroll and payroll taxes ($550,922), stock based compensation ($153,032), legal and professional ($111,638) and consulting ($62,179). Batteries, motors and supplies expense was negative $6,713 for the quarter ended March 31, 2012 as purchases were offset by sales of drivetrains, batteries, and catalytic converters amounting to $18,800.

Net loss.  Net loss for the three months ended March 31, 2013 and 2012 were $1,583,707 and $1,160,732, respectively.

Operating Activities

Our operating activities from continuing operations resulted in net cash used by operations of $945,805 for the three months ended March 31, 2013 compared to net cash used by operations of $929,702 for the three months ended March 31, 2012.  The net cash used by operations for the three months ended March 31, 2013 reflects a net loss of $1,583,707 offset by stock based compensation of $330,116, depreciation of $15,171, and $342,500 of legal, consulting and professional services accepted as consideration for issuance of common stock, decreases in accounts payable of $114,494 and accounts payable, related parties of $17,427, and increases in customer deposits of $110,000 and prepaid expenses and deposits of $27,964.  The net cash used by operations for the quarter ended March 31, 2012 reflects a net loss of $1,160,732 offset by stock based compensation of $153,032, legal and consulting services valued at $60,000 accepted as consideration for the issuance of common stock, amortized discount on convertible debentures of $3,874, and depreciation of $16,203, an increase in accounts payable, related parties of $62,948 and a decrease in accounts payable of $76,902 and prepaid expenses and deposits of $11,875.

Investing Activities

Our investing activities for the three months ended March 31, 2013 resulted in net cash outflow of $5,000,000 for the acquisition of the Workhorse Assets which included:  the Workhorse ® brand, access to the dealer network of 440 dealers nationwide, intellectual property, and all physical assets which include the approximately 250,000 sq. ft. of facilities on 48 acres of land in Union City, Indiana.  There were no investing activities for the three months ended March 31, 2012.

Financing Activities

Financing activities for the three months ended March 31, 2013 resulted in a net cash inflow of $6,017,861 and included cash inflows from the issuance of common stock of $3,685,000, proceeds from the issuance of a secured debenture payable to Workhorse Custom Chassis, LLC of $2,250,000 and proceeds from a note payable of $100,000, reduced by cash outflows for payments on long-term debt of $17,139.  Financing activities for the three months ended March 31, 2012 resulted in a cash inflow of $891,404 and included cash inflows from the issuance of convertible debentures of $900,000, reduced by repayment of a $7,000 shareholder advance and payments on long-term debt of $1,596.

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

We require funds to enable us to address our minimum current and ongoing expenses, expand marketing and promotion activity connected with the development and marketing of our products and to generate market share. Our cash on hand will not be sufficient to satisfy all of our cash requirements as we continue to progress and expand.  We estimate that we will require between $5,000,000 and $10,000,000 to carry out our business plan for the next twelve months.  Because we cannot anticipate when we will be able to generate significant revenues from sales, we will need to raise additional funds to continue to finalize engineering design and validation, develop new business, respond to competitive pressures and respond to unanticipated requirements or expenses.  If we are not able to generate significant revenues from the sale of our products, we will not be able to maintain our operations or achieve a profitable level of operations.

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

Liquidity and Capital Resources

As of March 31, 2013, we had current assets of $593,866 including cash of $111,875 and current liabilities of $2,563,034.  As of December 31, 2012, we had current assets of $93,846 including cash of $39,819 and current liabilities of $2,438,540.

Cash

The cash balance in mid-May 2013 is about $150,000.  This will impact the payment of our outstanding accounts payable balance.

Payroll and Board of Director Fees

The Board of Directors agreed to defer their fees until significant investor funds are received.  Board compensation has not been paid since August 2011.  The March 2012 payroll for officers and executives has also been delayed and the remaining workforce was paid approximately 70% of their pay with the remaining 30% was paid on April 30, 2012.  April 2012 payroll for salaried employees was delayed and paid on May 7, 2012.  Executive pay for April, 2012 has not been paid as of April 2013.  May 2012 salaried payroll was delayed and paid on June 5, 2012.  May 2012 executive pay has not been paid as of April 2013.  Salaried June 2012 payroll was delayed and paid on July 6, 2012.  June 2012 executive pay has not been paid as of April 2013.  July 2012 payroll, including executive pay, was paid on time.  August 2012 executive pay has not been paid as of April, 2013.  September 2012 payroll was paid in full.  October 2012 pay for executives and two salaried employees was delayed and has not been paid as of April 2013.  Half of salaried payroll for November 2012 was delayed and paid on December 10, 2012; the other half of November 2012 salaried payroll and all executive pay was delayed and paid on December 21, 2012.  Hourly payroll for December 2012 was delayed and paid on January 4, 2013.  Salaried and executive payroll for December 2012 was delayed and paid on January 22, 2013.  Hourly payroll for January 2013 was delayed and paid on February 6, 2013.  Half of salaried and executive pay for January 2013 was delayed and paid on February 15, 2013; the other half was paid on February 21, 2013.  All of February, March, and April 2013 payroll was paid on time.  Board and executive compensation for 2013 that was not paid as of March 31, 2013 has been included in the financial statements for the three months ended March 31, 2013.  Board and executive compensation for 2012 that was not paid as of December 31, 2012 has been included in the financial statements for the year ended December 31, 2012.  Board and executive compensation for 2011 that was not paid as of December 31, 2011 has been included in the financial statements for the year ended December 31, 2011.

Accounts Payable

The company has numerous delinquent current obligations to suppliers, employees and business contracts.  As of March 31, 2013 the accounts payable balance was $1,138,734.  Obligations are being prioritized for payment as the timing of receipt of funds allows.  Proactive communications to suppliers for delinquent current obligations have been ongoing.  Additionally, several suppliers have been offered common stock of the Company in exchange of foregoing the balance due to them.  The two largest payables, totaling $513,636 were converted to promissory notes during December 2012 with monthly payment plans extending to March and December 2014.

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

BASIS OF PRESENTATION - The consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  However, the Company has limited revenues and has negative working capital and stockholders’ deficits.  These conditions raise substantial doubt about the ability of the Company to continue as a going concern.

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with Form 10-Q instructions and in the opinion of management contain all adjustments, consisting of normal recurring accruals necessary to present fairly the financial position, results of operations and cash flows for the periods presented.  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  Actual results could differ from these estimates.  These interim financial statements should be read in conjunction with the financial statements and accompanying notes included in the Annual Report on Form 10-K for the year ended December 31, 2012.

Operating results for the three months ended March 31, 2013 are not necessarily indicative of the results that may be attained in subsequent periods or for the year ending December 31, 2013.

Certain reclassifications were made to the prior year financial statements to conform to the current year presentation.  These reclassifications had no effect on previously reported results of operation or stockholders’ equity (deficit).

DEVELOPMENT STAGE COMPANY - The Company is considered a development stage company since planned principal operations resulting in sustaining revenue have not fully commenced.  Accordingly, the Company presents its consolidated financial statements in conformity with the accounting principles generally accepted in the United States of America that apply to developing enterprises.  As a development stage enterprise, the Company discloses its retained earnings (or deficit accumulated) during the development stage and the cumulative statements of operations and cash flows from commencement of development stage to the current balance sheet date.  The development stage began in 2007 when the Company was organized.

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

INCOME TAXES - As no taxable income has occurred from the date of this merger to March 31, 2013 cumulative deferred tax assets of approximately $5,236,000 are fully reserved, and no provision or liability for federal or state income taxes has been included in the financial statements. Net operating losses of approximately $3,600,000 are available for carryover to be used against taxable income generated through 2030, net operating losses of approximately $6,700,000 are available for carryover to be used against taxable income generated through 2031, net operating losses of approximately $3,900,000 are available for carryover to be used against taxable income generated through 2032, and net operating losses of approximately $1,200,000 are available for carryover to be used against taxable income generated through 2033.  The Company had not filed income tax returns during its period as a shell company.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company, we are not required to include disclosure under this item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report, our Chief Executive Officer and Interim Chief Financial Officer performed an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act.  Based on the evaluation and the identification of the material weaknesses in internal control over financial reporting described below, our Chief Executive Officer and Interim Chief Financial Officer concluded that, as of March 31, 2013, the Company's disclosure controls and procedures were not effective.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis.  In connection with management's assessment of our internal control over financial reporting as required under Section 404 of the Sarbanes-Oxley Act of 2002, we identified the following material weaknesses in our internal control over financial reporting as of March 31, 2013:

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

Remediation of Material Weaknesses in Internal Control over Financial Reporting

As a small business, without a viable business and revenues, the Company does not have the resources to install a dedicated staff with deep expertise in all facets of SEC disclosure and GAAP compliance.  As is the case with many small businesses, the Company will continue to work with its external auditors, attorneys, and outside consultants as it relates to new accounting principles and changes to SEC disclosure requirements.  The Company has found that this approach worked well in the past and believes it to be the most cost effective solution available for the foreseeable future.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2013 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our cash balance at mid-May 2013 is about $150,000.  This will impact the payment of our outstanding accounts payable balance.  We are currently evaluating several options for financing, but there are no guarantees that we will raise capital or that if we do raise the capital it will be on acceptable terms.

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

As part of our strategy to become an OEM, in March 2013, we acquired Workhorse and the Workhorse Assets including the Workhorse ® brand, logo, intellectual property, patents and assembly plant in Union City, Indiana.  The Workhorse acquisition may expose us to operational challenges and risks, including the diversion of management’s attention from our existing business, the failure to retain key Workhorse dealers and our ability to commence operations at the plant in Union City, Indiana.  Our ability to sustain our growth and maintain our competitive position may be affected by our ability to successfully integrate the Workhorse Assets.

AMP’s results of operations have not resulted in profitability and we may not be able to achieve profitability going forward.

AMP has incurred net losses amounting to $22,954,965 for the period from inception (February 20, 2007) through March 31, 2013.  In addition, as of March 31, 2013, AMP has a working capital deficiency of $1,969,168.  If we incur additional significant operating losses, our stock price may decline, perhaps significantly.

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

On April 15, 2013 the Company agreed to compensate a sales and marketing consultant for services performed by issuing 25,000 shares of common stock per month.  The agreement is for a term of six months and may be terminated by either party with 30 days written notice.  The Company also agreed to compensate the consultant based on performance in securing sales for the Company by issuing up to 500,000 shares of restricted common stock in the form of shares or options at the discretion of the consultant.

On May 10, 2013, the Company entered into a subscription agreement with various accredited investors pursuant to which the investors purchased 2,575,000 shares of the Company’s common stock at a cost basis of $0.20 per share, for a purchase price of $515,000, together with common stock purchase warrants to acquire 1,287,500 shares of common stock at $0.40 per share for a period of three years.

On May 10, 2013 the Company settled outstanding invoices for consulting services totaling $121,000 by issuing 500,000 shares of common stock.

This issuance of these above securities is exempt from the registration requirements under Rule 4(2) of the Securities Act of 1933, as amended, and/or Rule 506 as promulgated under Regulation D.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description

3.1	Certificate of Designation for Series A Preferred Stock (1)

3.2	Certificate of Change (6)

3.3	Certificate of Correction (6)

3.4	Articles of Merger (7)

3.5	Certificate of Correction (Articles of Merger) (7)

3.6	Certificate of Amendment to the Certificate of Incorporation (9)

4.1	Form of Subscription Agreement by and between Title Starts Online, Inc. and the January 2010 Accredited Investors (2)

4.2	6% Promissory Note issued by Title Starts Online, Inc. on March 1, 2010 (3)

4.3	Form of Subscription Agreement by and between Title Starts Online, Inc. and the March 2010 Accredited Investors (4)

4.4	Form of Subscription Agreement by and between AMP Holding Inc. and Accredited Investors (11)

4.5	Form of Subscription Agreement by and between AMP Holding Inc. and May 2011 Accredited Investors (15)

4.6	Stock Option to acquire 500,000 shares of common stock issued to Joseph Paresi dated May 25, 2011 (16)

4.7	Stock Option to acquire 1,000,000 shares of common stock issued to Joseph Paresi dated May 25, 2011 (16)

4.8	Common Stock Purchase Warrant to acquire 500,000 shares of common stock issued to Joseph Paresi dated May 25, 2011 (16)

4.9	Stock Option to acquire 500,000 shares of common stock issued to James Taylor dated May 25, 2011 (16)

4.10	Common Stock Purchase Warrant to acquire 500,000 shares of common stock issued to James Taylor dated May 25, 2011 (16)

4.11	Stock Option to acquire 500,000 shares of common stock issued to Stephen Burns dated May 25, 2011 (16)

4.12	Common Stock Purchase Warrant to acquire 500,000 shares of common stock issued to Stephen Burns dated May 25, 2011 (16)

4.13	Promissory Note issued by AMP Holding Inc. on October 31, 2011 (17)

4.14	Security Agreement by and between AMP Holding Inc. and Stephen Burns dated October 31, 2011 (17)

4.15	Form of Securities Purchase Agreement (18)

4.16	Form of Secured Convertible Debenture (18)

4.17	Form of Common Stock Purchase Warrant (18)

4.18	Form of Security Agreement (18)

4.19	Promissory Note dated May 30, 2012 (20)

4.20	Promissory Note dated May 31, 2012 (20)

4.21	Promissory Note dated June 5, 2012 (20)

4.22	Letter Amendment dated June 5, 2012 (20)

4.23	Letter Amendment dated June 5, 2012 (20)

4.24	Letter Amendment dated June 5, 2012 (20)

4.25	Letter Agreement by and between Stephen Burns and AMP Holding Inc. (21)

4.26	Form of Note and Warrant Amendment and Conversion Agreement (24)

4.27	Promissory Note in the principal amount of $232,400 dated November 20, 2012 payable to EASi and Aerotek (25)

4.28	Form of Subscription Agreement by and between AMP Holding Inc. and the January 2013 Accredited Investor (26)

4.29	Form of Warrant by and between AMP Holding Inc. and the January 2013 Accredited Investor (26)

4.30	Promissory Note dated January 29, 2013 (26)

4.31	Common Stock Purchase Warrant issued to and an accredited investor (27)

4.32	Secured Debenture by and between Workhorse Custom Chassis, LLC and AMP Trucks Inc. dated March 13, 2013 (29)

4.33	Security Agreement by and between Workhorse Custom Chassis, LLC and AMP Trucks Inc. dated March 13, 2013 (29)

4.34	Mortgage, Security Agreement, Assignment of Rents and Fixture Filing by and between Workhorse Custom Chassis, LLC and AMP Trucks Inc. dated March 13, 2013 (29)

4.35	Form of Subscription Agreement entered by and between AMP Holding Inc. and the March 2013 Accredited Investors (29)

4.36	Form of Common Stock issued to the March 2013 Accredited Investors (29)

4.37	Stock Option to acquire 50,000 shares of common stock issued to William B. Richardson III dated March 19, 2013 (30)

10.1	Share Exchange Agreement dated as of December 28, 2009 by and among Advanced Mechanical Products, Inc., the shareholders of Advanced Mechanical Products, Inc. and Title Starts Online, Inc. (1)

10.2	Agreement and Release between Title Starts Online, Inc. and Mark DeFoor dated December 29, 2009 (1)

10.3	Conversion Agreement between Title Starts Online, Inc. and Bowden Transportation, Inc. dated December 28, 2009 (1)

10.4	Conversion Agreement between Title Starts Online, Inc. and Han Solutions II, LLC dated December 28, 2009 (1)

10.5	Conversion Agreement between Title Starts Online, Inc. and Ziu Zhang dated December 28, 2009 (1)

10.6	Director Agreement by and between AMP Holding Inc. and Nancy Dunlap dated August 23, 2010 (8)

10.7	Director Agreement by and between AMP Holding Inc., and James E. Taylor dated October 11, 2010 (10)

10.8	Employment Agreement by and between AMP Holding Inc. and James Taylor dated December 8, 2010 (12)

10.9	Employment Agreement by and between AMP Holding Inc. and Stephen S. Burns dated December 8, 2010 (12)

10.10	Director Agreement by and between AMP Holding Inc. and Joseph Paresi dated December 8, 2010 (12)

10.11	Employment Agreement by and between AMP Holding Inc. and Paul V. Gonzales dated January 12, 2011 (13)

10.12	Distribution Agreement by and between AMP Holding Inc. and Northern Lights Energy ehf. dated April 14, 2011 (14)

10.13	Agreement and General Release by and between AMP Holding Inc. and Joseph Paresi dated April 13, 2012 (19)

10.14	Investment Agreement dated as of August 20, 2012, by and between AMP Holding Inc., and Kodiak Capital Group, LLC. (22)

10.15	Registration Rights Agreement dated as of August 20, 2012, by and between AMP Holding Inc. and Kodiak Capital Group, LLC (22)

10.16	Letter Agreement by and between AMP Holding Inc. and Martin J. Rucidlo dated August 24, 2012 (23)

10.17	Release and Settlement Agreement by and between ESG Automotive, Inc., AMP Holding Inc. and AMP Electric Vehicles Inc. (25)

10.18	Conversion Agreement by and between AMP Holding Inc. and an accredited investor dated February 21, 2013 (27)

10.19	Asset Purchase Agreement by and between Workhorse Custom Chassis, LLC, as Seller, and AMP Trucks Inc., as Buyer dated as of March 4, 2013 (28)

10.20	Amendment No. 1 to the Asset Purchase Agreement by and between Workhorse Custom Chassis, LLC, as Seller, and AMP Trucks Inc., as Buyer dated as of March 13, 2013 (29)

10.21	Agreement for a Member of the Board of Business Advisors by and between AMP Holding Inc. and William B. Richardson III dated March 19, 2013 (30)

16.1	Letter from Schumacher & Associates, Inc. (5)

21.1	List of Subsidiaries (31)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

EX-101.INS	XBRL INSTANCE DOCUMENT

EX-101.SCH	XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT

EX-101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE

EX-101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE

EX-101.LAB	XBRL TAXONOMY EXTENSION LABELS LINKBASE

EX-101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

(1)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on January 4, 2010.
(2)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on February 4, 2010.
(3)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on March 4, 2010.
(4)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on March 17, 2010.
(5)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on March 18, 2010.
(6)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on May 25, 2010.
(7)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on May 25, 2010.
(8)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on August 27, 2010.
(9)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on September 10, 2010.
(10)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on October 19, 2010.
(11)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on December 6, 2010.
(12)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on December 13, 2010.
(13)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on January 14, 2011.
(14)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on April 20, 2011.
(15)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on May 12, 2011.
(16)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on June 1, 2011.
(17)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on November 4, 2011.
(18)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on February 28, 2012.
(19)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on April 19, 2012.
(20)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on June 25, 2012.
(21)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on July 11, 2012.
(22)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on August 24, 2012.
(23)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on August 30, 2012.
(24)	Incorporated by reference to the Form 10-Q Current Report filed with the Securities and Exchange Commission on November 15, 2012.
(25)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on January 11, 2013.
(26)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on February 5, 2013.
(27)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on February 28, 2013.
(28)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on March 6, 2013.
(29)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on March 15, 2013.
(30)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on March 19, 2013.
(31)	Incorporated by reference to the Form 10-K Current Report filed with the Securities and Exchange Commission on April 12, 2013.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

AMP HOLDING INC.

Dated: May 15, 2013	By:	/s/ Stephen S. Burns
Name: Stephen S. Burns
Title: Chief Executive Officer (Principal Executive Officer)

Dated: May 15, 2013	By:	/s/ Richard J. Calme
Name: Richard J. Calme
Title: Interim Chief Financial Officer (Principal Financial and Accounting Officer)