Form 10-Q
period 2013-06-30
AMP Holding Inc.
filed 2013-08-19
CIK 1425287

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

or

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $0.001 par value per share	80,579,175
(Class)	(Outstanding at August 19, 2013)

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

AMP Holding Inc. and Subsidiaries
(A Development Stage Company)
Consolidated Balance Sheets
June 30, 2013 and December 31, 2012

Assets	June 30, 2013 (Unaudited)	December 31, 2012

Current assets:
Cash and cash equivalents	$146,344	$39,819
Inventory	441,002	41,002
Prepaid expenses and deposits	57,801	13,025
	645,147	93,846
Property, plant and equipment:
Land	300,000	-
Buildings	3,800,000	-
Leasehold improvements	19,225	19,225
Software	27,721	27,721
Equipment	670,120	170,120
Vehicles and prototypes	164,959	164,959
	4,982,025	382,025
Less accumulated depreciation	371,842	255,178
	4,610,183	126,847

	$5,255,330	$220,693

Liabilities and Stockholders' Equity (Deficit)

Current liabilities:
Accounts payable	$1,345,308	$1,253,228
Accounts payable, related parties	351,350	336,556
Customer deposits	380,000	60,000
Shareholder advances	558,000	558,000
Current portion of long-term debt	392,355	230,756
	3,027,013	2,438,540

Long-term debt	2,409,598	362,186

Commitments and contingencies	-	-

Stockholders' equity (deficit):
Series A preferred stock, par value of $.001 per share 75,000,000 shares shares authorized, 0 shares issued and outstanding at March 31, 2013
and December 31, 2012	-	-
Common stock, par value of $.001 per share 250,000,000 shares authorized,
80,527,113 shares issued and outstanding at June 30, 2013 and
55,955,463 shares issued and outstanding at December 31, 2012	80,527	55,955
Additional paid-in capital	19,936,311	14,956,547
Stock based compensation	4,919,250	3,778,723
Accumulated deficit during the development stage	(25,117,369)	(21,371,258)
	(181,281)	(2,580,033)

	$5,255,330	$220,693

See accompanying notes to consolidated financial statements.

		AMP Holding Inc. and Subsidiaries
(A Development Stage Company)
Consolidated Statements of Operations
For the Three and Six Months Ended June 30, 2013 and 2012
and for the Period From Inception,
February 20, 2007 to June 30, 2013

					Since Date of Inception, February 20,
	Three Months Ended		Six Months Ended		2007 to
	June 30, 2013 (Unaudited)	June 30, 2012 (Unaudited)	June 30, 2013 (Unaudited)	June 30, 2012 (Unaudited)	June 30, 2013 (Unaudited)

Sales	$-	$222,098	$-	$222,098	$602,840

Expenses:
Payroll and payroll taxes	391,693	398,223	731,860	949,145	8,058,706
Employee benefits	40,136	42,243	69,439	86,860	722,682
Stock based compensation	810,411	66,894	1,140,527	219,926	4,936,990
Batteries and motors and supplies	72,084	130,220	225,816	123,507	2,961,372
Legal and professional	135,803	42,520	284,732	154,158	2,425,486
Advertising	7,028	23,276	41,763	58,418	1,308,143
Consulting	349,700	12,289	675,171	74,468	1,778,576
Travel and entertainment	28,373	19,169	45,232	48,906	529,936
Rent	36,694	38,625	76,388	76,972	528,386
Insurance	27,253	20,426	65,103	37,753	450,722
Vehicles, development and testing	2,700	-	35,600	57,786	357,801
Depreciation	101,493	16,682	116,664	32,885	409,671
Interest and bank fees	75,356	61,402	103,995	85,871	361,322
Engineering, temporary labor	2,457	-	4,309	870	255,595
Facilities, repairs & maintenance	45,755	6,673	79,395	12,715	283,978
Utilities	31,226	8,514	44,975	18,863	179,930
Loss on sale of assets	-	-	-	-	27,544
Other	4,242	6,969	5,142	15,754	143,369
	2,162,404	894,125	3,746,111	2,054,857	25,720,209

Net loss during the development stage	$(2,162,404)	$(672,027)	$(3,746,111)	$(1,832,759)	$(25,117,369)

Basic and diluted loss per share	$(0.03)	$(0.02)	$(0.05)	$(0.05)	$(0.87)

Weighted average number of common
shares outstanding	78,504,998	38,912,165	69,418,138	38,838,960	28,786,243

See accompanying notes to consolidated financial statements.

AMP Holding Inc. and Subsidiaries
(A Development Stage Company)
Consolidated Statements of Stockholders' Equity (Deficit)
From Inception, February 20, 2007
to June 30, 2013

	Common Stock		Series A Preferred Stock		Additional	Stock	Accumulated Deficit During the	Total Stockholders'
	Number of Shares	Amount	Number of Shares	Amount	Paid-in Capital	Based Compensation	Development Stage	Equity (Deficit)

Beginning capital - inception	-	$-	-	$-	$-	$-	$-	$-

Issuance of common stock, and fulfillment
of stock subscriptions receivable	7,210	900,000	-	-	-	-	-	900,000
Net loss from operations, period of inception,
February 20, 2007 to December 31, 2007	-	-	-	-	-	-	(456,145)	(456,145)
	7,210	$900,000	-	$-	$-	$-	$(456,145)	$443,855

Issuance of common stock, and fulfillment
of stock subscriptions receivable	4,305	875,000	-	-	-	-	-	875,000
March 10, 2008 stock dividend	62,720	-	-	-	-	-	-	-
Share based compensation for the year
ended December 31, 2008	-	9,757	-	-	-	-	-	9,757
Net loss from operations for the year
ended December 31, 2008	-	-	-	-	-	-	(1,383,884)	(1,383,884)
	74,235	$1,784,757	-	$-	$-	$-	$(1,840,029)	$(55,272)

January 1, 2009 stock re-pricing agreement	18,025	-						-
Issuance of common stock, and fulfillment
of stock subscriptions receivable	168,210	753,511	-	-	49,989	-	-	803,500
Share based compensation to
December 28, 2009	-	7,983	-	-	-	-	-	7,983
Shares issued out of stock option plan on
December 31, 2009	3,220	-	-	-	-	-	-	-
Net effect of purchase accounting adjustments	17,508,759	(2,528,479)	-	-	2,528,479	-	-	-
Conversion of convertible notes	-	-	8,375	8	264,992	-	-	265,000
Net loss from operations for the year
ended December 31, 2009	-	-	-	-	-	-	(1,524,923)	(1,524,923)
	17,772,449	$17,772	8,375	$8	$2,843,460	$-	$(3,364,952)	$(503,712)

Conversion of convertible note	29,750	30	-	-	9,970	-	-	10,000
Issuance of preferred stock, and fulfillment
of stock subscriptions receivable	-	-	625	1	24,999	-	-	25,000
Issuance of common stock, and fulfillment
of stock subscriptions receivable	9,808,566	9,809	-	-	3,682,530	-	-	3,692,339
Conversion of account payable	101,636	102	-	-	86,898	-	-	87,000
Share based compensation for the year
ended December 31, 2010	-	-	-	-	-	1,436,979	-	1,436,979
Net loss from operations for the year
ended December 31, 2010	-	-	-	-	-	-	(5,028,106)	(5,028,106)
	27,712,401	$27,713	9,000	$9	$6,647,857	$1,436,979	$(8,393,058)	$(280,500)

Issuance of common stock, and fulfillment
of stock subscriptions receivable	9,912,447	9,911	-	-	5,404,830	-	-	5,414,741
Stock options and warrants exercised	38,692	39	-	-	12,236	-	-	12,275
Conversion of preferred stock to common stock	1,071,110	1,072	(9,000)	(9)	(1,063)	-	-	-
Share based compensation for the year
ended December 31, 2011	-	-	-	-	-	2,002,891	-	2,002,891
Net loss from operations for the year
ended December 31, 2011	-	-	-	-	-	-	(8,705,711)	(8,705,711)
	38,734,650	$38,735	-	$-	$12,063,860	$3,439,870	$(17,098,769)	$(1,556,304)

Issuance of detached warrants in connection
with convertible debentures	-	-	-	-	91,493	-	-	91,493
Conversion of debentures and interest	10,227,070	10,227	-	-	2,035,187	-	-	2,045,414
Conversion of account payable	6,993,743	6,993	-	-	766,007	-	-	773,000
Share based compensation for the year
ended December 31, 2012	-	-	-	-	-	338,853	-	338,853
Net loss from operations for the year
ended December 31, 2012	-	-	-	-	-	-	(4,272,489)	(4,272,489)
	55,955,463	$55,955	-	$-	$14,956,547	$3,778,723	$(21,371,258)	$(2,580,033)

Issuance of common stock, and fulfillment
of stock subscriptions receivable	21,408,125	21,408	-	-	4,279,192	-	-	4,300,600
Stock options and warrants exercised	18,764	19	-	-	1,142	-	-	1,161
Conversion of convertible note	500,000	500	-	-	99,500	-	-	100,000
Conversion of account payable	2,644,761	2,645	-	-	599,930	-	-	602,575
Share based compensation for the
six months ended June 30, 2013	-	-	-	-	-	1,140,527	-	1,140,527
Net loss from operations for the
six months ended June 30, 2013	-	-	-	-	-	-	(3,746,111)	(3,746,111)
	80,527,113	$80,527	-	$-	$19,936,311	$4,919,250	$(25,117,369)	$(181,281)

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
Consulting services valued at $302,500, $126,000, and $119,075 were accepted as consideration for issuance of common stock in March, May, and June 2013, respectively.
Legal services valued at $40,000 and $15,000 were accepted as consideration for issuance of common stock in March and June 2013, respectively.

See accompanying notes to consolidated financial statements.

AMP Holding Inc. and Susidiaries
(A Development Stage Company)
Consolidated Statements of Cash Flows
For the Three and Six Months Ended June 30, 2013 and 2012
and for the Period From Inception,
February 20, 2007 to June 30, 2013

					Since Date of Inception, February 20,
	Three Months Ended		Six Months Ended		2007 to
	June 30, 2013 (Unaudited)	June 30, 2012 (Unaudited)	June 30, 2013 (Unaudited)	June 30, 2012 (Unaudited)	June 30, 2013 (Unaudited)

Cash flows from operating activities:
Net loss during the development stage	$(2,162,404)	$(672,027)	$(3,746,111)	$(1,832,759)	$(25,117,369)
Adjustments to reconcile net loss from operations
to cash used by operations:
Depreciation	101,493	16,682	116,664	32,885	409,671
Loss on sale of assets	-	-	-	-	27,544
Stock based compensation	810,411	66,894	1,140,527	219,926	4,936,990
Interest expense on convertible debentures	-	-	-	-	106,164
Amortized discount on convertible debentures	-	27,896	-	31,770	91,493
Legal, consulting and investment services	260,075	-	602,575	60,000	1,512,575
Effects of changes in operating assets and liabilities:
Inventory	-	-	-	-	(41,002)
Prepaid expenses and deposits	(16,812)	-	(44,776)	11,875	(57,801)
Accounts payable	206,574	277,173	92,080	200,271	1,858,944
Accounts payable, related parties	32,221	19,316	14,794	82,264	351,350
Customer deposits	210,000	-	320,000	-	380,000

Net cash used by operations	(558,442)	(264,066)	(1,504,247)	(1,193,768)	(15,541,441)

Cash flows from investing activities:
Initial purchase of AMP Trucks assets	-	-	(5,000,000)	-	(5,000,000)
Capital expenditures	-	(28,753)	-	(28,753)	(376,650)
Proceeds on sale of assets	-	-	-	-	38,900

Net cash used by investing activities	-	(28,753)	(5,000,000)	(28,753)	(5,337,750)

Cash flows from financing activities:
Proceeds from debentures	-	539,250	-	1,439,250	1,939,250
Proceeds from notes payable	-	-	100,000	-	260,000
Payments on notes payable	-	-	-	-	(150,000)
Proceeds from long-term debt	-	-	2,250,000	-	2,300,000
Payments on long-term debt	(23,850)	(1,610)	(40,989)	(3,206)	(60,047)
Shareholder advances, net of repayments	-	(262,000)	-	(269,000)	558,000
Issuance of common and preferred stock	616,761	-	4,301,761	-	16,178,332

Net cash provided by financing activities	592,911	275,640	6,610,772	1,167,044	21,025,535

Change in cash and cash equivalents	34,469	(17,179)	106,525	(55,477)	146,344
Cash and cash equivalents at inception, February 20, 2007					-
Cash and cash equivalents at December 31, 2011				89,488
Cash and cash equivalents at March 31, 2012		51,190
Cash and cash equivalents at June 30, 2012		$34,011		$34,011
Cash and cash equivalents at December 31, 2012			39,819
Cash and cash equivalents at March 31, 2013	111,875
Cash and cash equivalents at June 30, 2013	$146,344		$146,344		$146,344

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
Consulting services valued at $302,500, $126,000, and $119,075 were accepted as consideration for issuance of common stock in March, May, and June 2013, respectively.
Legal services valued at $40,000 and $15,000 were accepted as consideration for issuance of common stock in March and June 2013, respectively.

See accompanying notes to consolidated financial statements.

AMP Holding Inc. and Subsidiaries
(A Development Stage Company)
 Notes to Consolidated Financial Statements
For the Three and Six Months Ended June 30, 2013 and 2012
and for the Period From Inception,
February 20, 2007 to June 30, 2013
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

On December 28, 2009, the Company entered into and closed a Share Exchange Agreement with the Shareholders of Advanced Mechanical Products, Inc. (n/k/a AMP Electric Vehicles, Inc.) (AMP) pursuant to which the Company acquired 100% of the outstanding securities of AMP in exchange for 14,890,904 shares of the Company’s common stock. Considering that, following the merger, the AMP Shareholders control the majority of the outstanding voting common stock of the Company, and effectively succeeded the Company’s otherwise minimal operations to those that are AMP.  AMP is considered the accounting acquirer in this reverse-merger transaction.  A reverse-merger transaction is considered and accounted for as a capital transaction in substance; it is equivalent to the issuance of AMP securities for net monetary assets of the Company, which are deminimus, accompanied by a recapitalization. Accordingly, goodwill or other intangible assets have not been recognized in connection with this reverse merger transaction.  AMP is the surviving entity and the historical financials following the reverse merger transaction will be those of AMP.  The Company was a shell company immediately prior to the acquisition of AMP pursuant to the terms of the Share Exchange Agreement.  As a result of such acquisition, the Company operations are now focused on the design, marketing and sale of modified vehicles with an all-electric power train and battery systems.  Consequently, we believe that acquisition has caused the Company to cease to be a shell company as it now has operations.  The Company formally changed its name to AMP Holding Inc. on May 24, 2010.

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

AMP Holding Inc. and Subsidiaries
(A Development Stage Company)
 Notes to Consolidated Financial Statements
For the Three and Six Months Ended June 30, 2013 and 2012
and for the Period From Inception,
February 20, 2007 to June 30, 2013
(Unaudited)

Basis of presentation
The financial statements have been prepared on a going concern basis, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  However, the Company has limited revenues and has negative working capital and stockholders’ deficits.  During 2012 and 2013 the lack of liquidity delayed the Company from paying its employees their full salaries.  Employee layoffs have occurred and additional layoffs are considered as a means of conserving cash.  These conditions raise substantial doubt about the ability of the Company to continue as a going concern.

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
For the Three and Six Months Ended June 30, 2013 and 2012
and for the Period From Inception,
February 20, 2007 to June 30, 2013
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

Advertising
Advertising and public relation costs are charged to operations when incurred. Advertising and public relation expense was approximately $7,028 and $23,276 for the three months ended June 30, 2013 and 2012, respectively, $41,763 and $58,418 for the six months ended June 30, 2013 and 2012, respectively, and $1,308,143 for the period from inception to June 30, 2013 consisting primarily of consulting fees and travel and related expenses for attendance at car shows and industry expositions.

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

As no taxable income has occurred from the date of this merger to June 30, 2013 cumulative deferred tax assets of approximately $5,712,000 are fully reserved, and no provision or liability for federal or state income taxes has been included in the financial statements.  Net operating losses of approximately $3,600,000 are available for carryover to be used against taxable income generated through 2030, net operating losses of approximately $6,700,000 are available for carryover to be used against taxable income generated through 2031, net operating losses of approximately $3,900,000 are available for carryover to be used against taxable income generated through 2032, and net operating losses of approximately $2,600,000 are available for carryover to be used against taxable income generated through 2033.  The Company had not filed income tax returns during its period as a shell company.

AMP Holding Inc. and Subsidiaries
(A Development Stage Company)
 Notes to Consolidated Financial Statements
For the Three and Six Months Ended June 30, 2013 and 2012
and for the Period From Inception,
February 20, 2007 to June 30, 2013
(Unaudited)

Uncertain tax positions
The Company adopted the provisions of Accounting for Uncertainty in Income Taxes.  Those provisions clarify the accounting and recognition for income tax positions taken or expected to be taken in the Company’s income tax returns.  The Company’s income tax filings are subject to audit by various taxing authorities.  The years of filings open to these authorities and available for audit are 2010 - 2012.  The Company's policy with regard to interest and penalties is to recognize interest through interest expense and penalties through other expense.  No interest or penalties with regard to income tax filings were incurred in 2013 or 2012, or since the period of inception, February 20, 2007.  In evaluating the Company’s tax provisions and accruals, future taxable income, and the reversal of temporary differences, interpretations and tax planning strategies are considered.  The Company believes their estimates are appropriate based on current facts and circumstances.

Research and development costs
The Company expenses research and development costs as they are incurred.  Research and development expense incurred was approximately $486,000 and $535,000 for the three months ended June 30,  2013, and 2012, respectively, and $981,000 and $1,176,000 for the six months ended June 30, 2013 and 2012, respectively and $12,672,000 for the period from inception to June 30, 2013, consisting of payroll, payroll taxes, consulting, motors, batteries, supplies, parts and small tools.

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

On July 1, 2013, the Company settled outstanding invoices for legal services totaling $10,000 by issuing 27,062 shares of common stock at a cost basis of $0.3695 per share.

On July 31, 2013, 25,000 shares of common stock were issued at a cost basis of $0.4005 per share to compensate a sales and marketing consultant for services performed during July.

AMP Holding Inc. and Subsidiaries
(A Development Stage Company)
 Notes to Consolidated Financial Statements
For the Three and Six Months Ended June 30, 2013 and 2012
and for the Period From Inception,
February 20, 2007 to June 30, 2013
(Unaudited)

On August 15, 2013, with an effective date of August 7, 2013, the Company entered into an Employment Agreement with Julio C. Rodriguez to become Chief Financial Officer (CFO).  As part of his compensation package Mr. Rodriguez received stock options for 300,000 shares vesting over a two year period.

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

3.	LONG-TERM DEBT

	June 30,	December 31,
Long-term debt consists of the following:	2013	2012

Secured debenture payable to Workhorse Custom Chassis, LLC, due
March 2016 plus interest at 10%. The debenture is secured by the real estate and related assets of the plant located in Union City, Indiana
with a net book value of $4,911,667 at June 30, 2013	$2,250,000	$-

Note payable, Bank due in monthly installments of $635 including interest at 5.04% with the final payment due August 2015. The note is secured
by equipment with a net book value of $14,489 at June 30, 2013	15,386	18,761

Note payable, vendor due in monthly installments of $439 including interest at 8.00% with the final payment due December 2014. The note is secured
by equipment with a net book value of $10,206 at June 30, 2013	7,431	10,545

Note payable to the City of Loveland, due in annual installments of $10,241 including interest with the final payment due October 2016. Interest rate amended to 8.00%. The note is unsecured and contains restrictions on
the use of proceeds.	50,000	50,000

Note payable, vendor due in monthly installments of $5,000 for the first half of 2013, escalating to final payment of $43,736 in March 2014. Note is
noninterest bearing and is unsecured.	258,736	281,236

Note payable, vendor due in monthly installments of $2,000 plus interest at 4% for the first half of 2013, escalating to final payment of $18,461 plus
interest at 4% in December 2014. Note is unsecured.	220,400	232,400
	2,801,953	592,942
Less current portion	392,355	230,756
Long term debt	$2,409,598	$362,186

Aggregate maturities of long-term debt are as follows:

2013	$188,084
2014	338,883
2015	14,822
2016	2,260,164
$2,801,953

The note payable to the City of Loveland contains job creation incentives whereby each annual payment may be forgiven by the City upon the Company meeting minimum job creation benchmarks.  This loan agreement amended the incentives to 30 full time employees within the City of Loveland with payroll totaling $135,000 by October 31, 2013 and 40 employees with payroll totaling $175,000 by July 31, 2014, continuing with an average of 40 employees with payroll totaling $175,000 thereafter.  The proceeds from this loan were to be used for qualified disbursements only, and the Company has been notified it did not meet the requirements for qualified disbursements and for forgiveness of the 2012 principal and interest payment, which is past due.  In 2013 the Company made payments to an escrow account totaling $22,900.

AMP Holding Inc. and Subsidiaries
(A Development Stage Company)
 Notes to Consolidated Financial Statements
For the Three and Six Months Ended June 30, 2013 and 2012
and for the Period From Inception,
February 20, 2007 to June 30, 2013
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

AMP Holding Inc. and Subsidiaries
(A Development Stage Company)
 Notes to Consolidated Financial Statements
For the Three and Six Months Ended June 30, 2013 and 2012
and for the Period From Inception,
February 20, 2007 to June 30, 2013
(Unaudited)

6.	LEASE OBLIGATIONS

On October 1, 2011 the Company began leasing operating facilities under an agreement expiring on September 30, 2018.  Future minimum monthly lease payments under the agreement are currently $12,231 and increase 3% in October of each year.  Prepaid expenses and deposits include a security deposit equal to $12,275.  Aggregate maturities of lease obligations are as follows:

2013	$74,488
2014	152,312
2015	156,881
2016	161,588
2017	166,436
2018	127,614
$839,319

The Company also leased office space for approximately $1,000 per month on a month to month agreement through May 2012 and two apartments for approximately $2,200 per month on month to month agreements through January 2012.  Prior to October 2011 the Company leased operating facilities under terms of an operating type lease with monthly payments of $8,500.  Prior to December 2009 the Company leased office/warehouse space under terms of an operating type lease with monthly payments of $1,650.  Total rent expense under these operating type leases for the three months ended June 30, 2013 and 2012 was $36,694 and $38,625, respectively, $76,388 and $76,972, for the six months ended June 30, 2013 and 2012, respectively, and $528,386 for the period from inception to June 30, 2013.

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

AMP Holding Inc. and Subsidiaries
(A Development Stage Company)
 Notes to Consolidated Financial Statements
For the Three and Six Months Ended June 30, 2013 and 2012
and for the Period From Inception,
February 20, 2007 to June 30, 2013
(Unaudited)

The following table summarizes option activity for directors, officers and employees:

	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Grant Date Fair Value per Share	Weighted Average Remaining Exercise Term in Months
Outstanding at January 1, 2010	-	$-	$-	-
Granted	4,940,000	0.56	0.33	81
Exercised	-	-	-	-
Forfeited	-	-	-	-
Expired	-	-	-	-
Outstanding at December 31, 2010	4,940,000	$0.56	$0.33	77
Exercisable at December 31, 2010	1,854,625	$0.53	$0.32	75
Granted	3,425,000	0.63	0.28	54
Exercised	(29,750)	0.41	0.26	40
Forfeited	-	-	-	-
Expired	-	-	-	-
Outstanding at December 31, 2011	8,335,250	$0.59	$0.31	58
Exercisable at December 31, 2011	4,588,875	$0.57	$0.31	60
Granted	2,025,000	0.13	0.05	40
Exercised	-	-	-	-
Forfeited	(1,315,375)	0.61	0.27	40
Expired	(1,314,375)	0.55	0.29	51
Outstanding at December 31, 2012	7,730,500	$0.48	$0.25	44
Exercisable at December 31, 2012	6,080,000	$0.54	$0.29	46
Granted	1,100,000	0.29	0.13	60
Exercised	(21,126)	0.11	0.04	29
Forfeited	-	-	-	-
Expired	(308,500)	0.68	0.19	1
Outstanding at June 30, 2013	8,500,874	$0.44	$0.23	42
Exercisable at June 30, 2013	6,266,937	$0.53	$0.29	41

The Company recorded $476,226, $325,673, $855,246, $588,201 and $2,263,086 compensation expense for stock options to directors, officers and employees for the six months ended June 30, 2013, for the years ended 2012, 2011, and 2010, and for the period from inception (February 20, 2007) to June 30, 2013, respectively.  As of June 30, 2013, unrecognized compensation expense of $192,620 is related to non-vested options granted to directors, officers and employees which is anticipated to be recognized over the next 44 months, commensurate with the vesting schedules.

AMP Holding Inc. and Subsidiaries
(A Development Stage Company)
 Notes to Consolidated Financial Statements
For the Three and Six Months Ended June 30, 2013 and 2012
and for the Period From Inception,
February 20, 2007 to June 30, 2013
(Unaudited)

Options to consultants
The Company has also granted, on various dates, stock options to purchase common stock of the Company to consultants for services previously provided to the Company.  The terms, exercise prices and vesting of these awards vary.

The following table summarizes option activity for consultants:

	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Grant Date Fair Value per Share	Weighted Average Remaining Exercise Term in Months
Outstanding at January 1, 2010	-	$-	$-	-
Granted	810,000	0.67	0.23	36
Exercised	-	-	-	-
Forfeited	-	-	-	-
Expired	-	-	-	-
Outstanding at December 31, 2010	810,000	$0.67	$0.23	32
Exercisable at December 31, 2010	380,000	$0.63	$0.22	31
Granted	70,000	0.59	0.18	31
Exercised	-	-	-	-
Forfeited	-	-	-	-
Expired	-	-	-	-
Outstanding at December 31, 2011	880,000	$0.66	$0.23	20
Exercisable at December 31, 2011	755,000	$0.64	$0.22	20
Granted	150,000	0.11	0.04	36
Exercised	-	-	-	-
Forfeited	(30,000)	0.76	0.25	9
Expired	(340,000)	0.83	0.28	8
Outstanding at December 31, 2012	660,000	$0.45	$0.15	14
Exercisable at December 31, 2012	561,000	$0.50	$0.17	10
Granted	250,000	0.25	0.12	60
Exercised	-	-	-	-
Forfeited	-	-	-	-
Expired	(10,000)	0.70	0.20	-
Outstanding at June 30, 2013	900,000	$0.39	$0.14	22
Exercisable at June 30, 2013	715,750	$0.44	$0.16	16

The Company recorded $116,932, $(70,171), $83,265, $82,900 and $212,926 compensation expense for stock options to consultants for the six months ended June 30, 2013, for the years ended 2012, 2011, 2010, and for the period from inception (February 20, 2007) to June 30, 2013, respectively.  As of June 30, 2013, unrecognized compensation expense of $13,861 is related to non-vested options granted to consultants which is anticipated to be recognized over the next 46 months, commensurate with the vesting schedules.

AMP Holding Inc. and Subsidiaries
(A Development Stage Company)
 Notes to Consolidated Financial Statements
For the Three and Six Months Ended June 30, 2013 and 2012
and for the Period From Inception,
February 20, 2007 to June 30, 2013
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

From January 2013 through May 2013, investors received warrants to acquire common stock of the Company that are exercisable for three years at an exercise price of $0.40.

During June 2013, investors received warrants to acquire common stock of the Company that are exercisable for three years at an exercise price of $0.64.

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

AMP Holding Inc. and Subsidiaries
(A Development Stage Company)
 Notes to Consolidated Financial Statements
For the Three and Six Months Ended June 30, 2013 and 2012
and for the Period From Inception,
February 20, 2007 to June 30, 2013
(Unaudited)

The following table summarizes warrant activity for accredited investors:

	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Grant Date Fair Value per Share	Weighted Average Remaining Exercise Term in Months
Outstanding at January 1, 2010	-	$-	$-	-
Granted	785,001	0.80	0.11	24
Exercised	-	-	-	-
Forfeited	-	-	-	-
Expired	-	-	-	-
Outstanding at December 31, 2010	785,001	$0.80	$0.11	24
Exercisable at December 31, 2010	785,001	$0.80	$0.11	24
Granted	4,956,224	0.80	0.11	24
Exercised	-	-	-	-
Forfeited	-	-	-	-
Expired	-	-	-	-
Outstanding at December 31, 2011	5,741,225	$0.80	$0.11	17
Exercisable at December 31, 2011	5,741,225	$0.80	$0.11	17
Granted	1,450,000	0.50	0.06	36
Modified warrants prior to modifications	(7,191,225)	0.74	0.10	10
Modified warrants afte modifications	7,191,225	0.69	0.10	20
Exercised	-	-	-	-
Forfeited	-	-	-	-
Expired	-	-	-	-
Outstanding at December 31, 2012	7,191,225	$0.69	$0.10	19
Exercisable at December 31, 2012	7,191,225	$0.69	$0.10	19
Granted	10,954,063	0.40	0.05	36
Exercised	-	-	-	-
Forfeited	-	-	-	-
Expired	-	-	-	-
Outstanding at June 30, 2013	18,145,288	$0.52	$0.07	25
Exercisable at June 30, 2013	18,145,288	$0.52	$0.07	25

The Company recorded $537,489, $20,907, $546,824, $86,350 and $1,191,570 compensation expense for stock warrants to accredited investors for the six months ended June 30, 2013, for the years ended 2012, 2011, 2010, and for the period from inception (February 20, 2007) to June 30, 2013, respectively.  There is no unrecognized compensation expense for these warrants because they are fully vested at date of grant.

AMP Holding Inc. and Subsidiaries
(A Development Stage Company)
 Notes to Consolidated Financial Statements
For the Three and Six Months Ended June 30, 2013 and 2012
and for the Period From Inception,
February 20, 2007 to June 30, 2013
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

The following table summarizes warrant activity for the placement agent and consultants:

	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Grant Date Fair Value per Share	Weighted Average Remaining Exercise Term in Months
Outstanding at January 1, 2010	614,680	$0.39	$0.18	60
Granted	3,103,304	0.64	0.21	57
Exercised	-	-	-	-
Forfeited	-	-	-	-
Expired	-	-	-	-
Outstanding at December 31, 2010	3,717,984	$0.60	$0.21	52
Exercisable at December 31, 2010	2,617,984	$0.61	$0.19	51
Granted	887,910	0.60	0.27	60
Exercised	(44,638)	0.40	0.18	39
Forfeited	-	-	-	-
Expired	-	-	-	-
Outstanding at December 31, 2011	4,561,256	$0.60	$0.22	43
Exercisable at December 31, 2011	4,081,256	$0.59	$0.21	42
Granted	28,334	0.60	0.24	60
Exercised	-	-	-	-
Forfeited	-	-	-	-
Expired	-	-	-	-
Outstanding at December 31, 2012	4,589,590	$0.60	$0.22	31
Exercisable at December 31, 2012	4,339,590	$0.59	$0.21	31
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited	-	-	-	-
Expired	(125,000)	0.40	0.14	-
Outstanding at June 30, 2013	4,464,590	$0.60	$0.22	25
Exercisable at June 30, 2013	4,214,590	$0.60	$0.22	25

The Company recorded $0, $64,936, $373,876, $497,528 and $936,340 compensation expense for stock warrants to the placement agent and consultants for the six months ended June 30, 2013, for the years ended 2012, 2011, 2010, and for the period from inception (February 20, 2007) to June 30, 2013, respectively.  As of June 30, 2013, unrecognized compensation expense of $82,500 is related to non-vested warrants granted to consultants which is anticipated to be recognized over the next 26 months, commensurate with the vesting schedules.  There is no unrecognized compensation expense for the placement agent warrants because they are fully vested at date of grant.

AMP Holding Inc. and Subsidiaries
(A Development Stage Company)
 Notes to Consolidated Financial Statements
For the Three and Six Months Ended June 30, 2013 and 2012
and for the Period From Inception,
February 20, 2007 to June 30, 2013
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

The following table summarizes warrant activity for directors and officers:

	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Grant Date Fair Value per Share	Weighted Average Remaining Exercise Term in Months
Outstanding at January 1, 2010	-	$-	$-	-
Granted	1,400,000	2.00	0.13	60
Exercised	-	-	-	-
Forfeited	-	-	-	-
Expired	-	-	-	-
Outstanding at December 31, 2010	1,400,000	$2.00	$0.13	59
Exercisable at December 31, 2010	1,400,000	$2.00	$0.13	59
Granted	1,600,000	1.91	0.09	57
Exercised	-	-	-	-
Forfeited	-	-	-	-
Expired	-	-	-	-
Outstanding at December 31, 2011	3,000,000	$1.95	$0.11	49
Exercisable at December 31, 2011	3,000,000	$1.95	$0.11	49
Granted	489,250	0.50	0.01	36
Modified warrants prior to modifications	(489,250)	0.50	0.01	31
Modified warrants after modifications	489,250	0.25	0.01	31
Exercised	-	-	-	-
Forfeited	-	-	-	-
Expired	(100,000)	0.50	0.10	-
Outstanding at December 31, 2012	3,389,250	$1.75	$0.09	37
Exercisable at December 31, 2012	3,389,250	$1.75	$0.09	37
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited	-	-	-	-
Expired	-	-	-	-
Outstanding at June 30, 2013	3,389,250	$1.75	$0.09	31
Exercisable at June 30, 2013	3,389,250	$1.75	$0.09	31

The Company recorded $9,880, $(2,492), $143,680, $182,000 and $333,068 compensation expense for stock warrants to directors and officers for the six months ended June 30, 2013, for the years ended 2012, 2011, 2010, and for the period from inception (February 20, 2007) to June 30, 2013, respectively.  There is no unrecognized compensation expense for these warrants because they are fully vested at date of grant.

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

Additionally, in February 2013 AMP Holding formed a new wholly owned subsidiary, AMP Trucks Inc., an Indiana corporation.  On March 13, 2013 AMP Trucks Inc. closed on the acquisition of assets of Workhorse Custom Chassis, LLC (“Workhorse”).  The assets included in this transaction were:  the Workhorse ® brand, access to the dealer network of 440 dealers nationwide, intellectual property, and all physical assets which include the approximately 250,000 sq. ft. of facilities on 48 acres of land in Union City, Indiana (the “Workhorse Assets”).  We believe this acquisition propels AMP Holding Inc. into the unique position as a medium duty OEM which we believe will be capable of producing new chassis with electric, propane, compressed natural gas, and hybrid configurations, as well as gasoline drive systems.  Since the acquisition, we have hired sales consultants with strong relationships in the work truck/ medium duty truck segment to assist us in acquiring bookings for truck orders from the existing Workhorse customer base as well as other potential customers that purchase the type of chassis that the Workhorse facility is capable of producing.

As a subsequent event, on August 7, 2013 we delivered an all electric Para-transit 12 passenger bus to BARTA (Berks County Regional Transit Authority) of Pennsylvania.  This initial vehicle was the conversion of a Ford E-450 chassis.  Like the package delivery van, this type of chassis could also be produced at the AMP Workhorse facilities as an AMP/Workhorse chassis.  The total revenue associated with the two unit conversation and integration of wireless induction charging was $355,000.

Results of Operations

Three Months Ended June 30, 2013 Compared to Three Months Ended June 30, 2012

Revenue.  We did not generate revenue for the quarter ended June 30, 2013.  Revenue for the quarter ended June 30, 2012 of $222,098 consisted of $87,000 from the sale of two experimental SUV to a university for an engineering class and $135,098 from a manufacturer to develop two prototype step vans.

Expenses.  Expenses for the three months ended June 30, 2013 and 2012 were $2,162,404 and $894,125, respectively.  The increase in total expenses for the quarter over the prior year was primarily related to the value of stock based compensation for consultants introducing us to additional investors and helping in the acquisition of the Workhorse plant.  Going forward, the plant will generate small fixed maintenance expenses of approximately $100,000 per quarter until it becomes operational.  Expenses for the quarter included payroll and payroll taxes ($391,693), stock based compensation ($810,411), consulting ($349,700), batteries, motors and supplies ($72,084), and legal and professional ($135,803).  Our expenses for the quarter ended June 30, 2012 were $894,125 and included payroll and payroll taxes ($398,223), stock based compensation ($66,894), batteries, motors and supplies ($130,220), legal and professional ($42,520), and consulting ($12,289).

Net loss.  Net loss for the three months ended June 30, 2013 and 2012 were $2,162,404 and $672,027, respectively.

Operating Activities

Our operating activities from continuing operations resulted in net cash used by operations of $558,442 for the three months ended June 30, 2013 compared to net cash used by operations of $264,066 for the three months ended June 30, 2012.  The net cash used by operations for the three months ended June 30, 2013 reflects a net loss of $2,162,404 offset by stock based compensation of $810,411, depreciation of $101,493, $260,075 of legal, consulting and professional services accepted as consideration for issuance of common stock, and increases in accounts payable of $206,574, accounts payable, related parties of $32,221, customer deposits of $210,000, and prepaid expenses and deposits of $16,812.  The net cash used by operations for the quarter ended June 30, 2012 reflects a net loss of $672,027 offset by stock based compensation of $66,894, amortized discount on convertible debentures of $27,896, and depreciation of $16,682, and increases of $277,173 in accounts payable and $19,316 in accounts payable, related parties.

Investing Activities

There were no investing activities for the three months ended June 30, 2013.  Investing activities for the three months ended June 30, 2012 resulted in net cash outflow of $28,753 for the acquisition of equipment.

Financing Activities

Financing activities for the three months ended June 30, 2013 resulted in a net cash inflow of $592,911 and included cash inflows from the issuance of common stock of $616,761, reduced by cash outflows for payments on long-term debt of $23,850.  Financing activities for the three months ended June 30, 2012 resulted in a net cash inflow of $275,640 and included cash inflows from proceeds from debentures of $593,250, reduced by cash outflows for payments on long-term debt of $1,610 and net repayment of shareholder advances of $262,000.

Six Months Ended June 30, 2013 Compared to Six Months Ended June 30, 2012

Revenue.  We did not generate revenue for the six months ended June 30, 2013.  Sales for the six months ended June 30, 2012 were for prototype vehicle sales as detailed above in the three month analysis.

Expenses.  Expenses for the six months ended June 30, 2013 and 2012 were $3,746,111 and $2,054,857, respectively.  The increase in total expenses for the six months was primarily related to non-cash payments for consulting and fees associated with the Workhorse Plant acquisition mentioned above.  Going forward the plant will generate small fixed maintenance expenses of approximately $100,000 per quarter until it becomes operational.  Expenses for the six months ended June 30, 2013 included payroll and payroll taxes ($731,860), stock based compensation ($1,140,527), consulting ($675,171), batteries, motors and supplies ($225,816), and legal and professional ($284,732).  Our expenses for the six months ended June 30, 2012 were $2,054,857 and included payroll and payroll taxes ($949,145), stock based compensation ($219,926), legal and professional ($154,158), batteries, motors and supplies ($123,507), and consulting ($74,468).

Net loss.  Net loss for the six months ended June 30, 2013 and 2012 were $3,746,111 and $1,832,759, respectively.

Operating Activities

Our operating activities from continuing operations resulted in net cash used by operations of $1,504,247 for the six months ended June 30, 2013 compared to net cash used by operations of $1,193,768 for the six months ended June 30, 2012.  The net cash used by operations for the six months ended June 30, 2013 reflects a net loss of $3,746,111 offset by stock based compensation of $1,140,527, depreciation of $116,664, and $602,575 of legal, consulting and professional services accepted as consideration for issuance of common stock, increases in accounts payable of $92,080, accounts payable, related parties of $14,794, customer deposits of $320,000, and prepaid expenses and deposits of $44,776.  The net cash used by operations for the six months ended June 30, 2012 reflects a net loss of $1,832,759 offset by stock based compensation of $219,926, legal and consulting services valued at $60,000 accepted as consideration for the issuance of common stock, amortized discount on convertible debentures of $31,770, and depreciation of $32,885, increases in accounts payable of $200,271 and accounts payable, related parties of $82,264, and a decrease in prepaid expenses and deposits of $11,875.

Investing Activities

Investing activity for the six months ended June 30, 2013 was the $5,000,000 purchase of the Workhorse Plant in Union City, IN.  Investing activity for the six months ended June 31, 2012 was $28,753 for the acquisition of equipment in Loveland, OH.

Financing Activities

Financing activities for the six months ended June 30, 2013 resulted in a net cash inflow of $6,610,772 and included cash inflows from the issuance of common stock of $4,301,761, and proceeds from the issuance of a secured debenture payable to Workhorse Custom Chassis, LLC of $2,250,000 and proceeds from a note payable of $100,000, reduced by cash outflows for payments on long-term debt of $40,989.  The $1,167,044 net cash inflow from financing activities for six months ended June 30, 2012 was $1,439,250 from the sale of debentures reduced by repayment of shareholder advances of $269,000 and payments on long-term debt of $3,206.

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

We require funds to enable us to address our minimum current and ongoing expenses, expand marketing and promotion activity connected with the development and marketing of our products and to generate market share.  Our cash on hand will not be sufficient to satisfy all of our cash requirements as we continue to progress and expand.  We estimate that we will require between $12,000,000 and $15,000,000 to carry out our business plan for the next twelve months.  We anticipate we will be able to generate revenues from sales in 2014; therefore, we will need to raise additional funds to continue to finalize engineering design and validation, develop new business, and respond to unanticipated requirements or expenses.  If we are not able to generate significant revenues in 2014 from the sale of our products, we will not be able to maintain our operations or achieve a profitable level of operations.

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

Liquidity and Capital Resources

As of June 30, 2013, we had current assets of $645,147 including cash of $146,344 and inventory of $441,002 mainly from the purchase of the Workhorse plant.  Current liabilities were $3,027,013, mainly accounts payable of $1,345,308 and shareholder advances of $558,000.  As of December 31, 2012, we had current assets of $93,846 including cash of $39,819 and current liabilities of $2,438,540, mainly $1,253,228 of accounts payable and $558,000 of Shareholder advances.

Cash

The cash balance in mid-August 2013 is about $30,000.  This will impact the payment of our outstanding accounts payable balance.

Accounts Payable

The company has numerous delinquent obligations to suppliers, employees and business contracts.  As of June 30, 2013 the accounts payable balance was $1,345,308.  Obligations are being prioritized for payment as the timing of receipt of funds allows.  Proactive communications to suppliers for delinquent current obligations have been ongoing.  Additionally, several suppliers have been offered common stock of the Company in exchange of foregoing the balance due to them.  The two largest payables, totaling $513,636, were converted to promissory notes during December 2012 with monthly payment plans extending to March and December 2014.

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

Federal Tax Credit Qualification by the IRS & Select State Incentive Programs

The Company has been qualified by the IRS for a vehicle federal tax credit of up to $7,500.  The Company joins a list of plug-in electric drive motor vehicle manufacturers, including Ford Motor Company, General Motors Corporation, Tesla, Toyota, and 13 EV manufacturers in all, qualifying purchasers for up to a $7,500 tax credit when purchasing an electric vehicle.  In June of 2013, California HVIP approved the AMP E-100 truck for a minimum point of purchase voucher of $35,000 per vehicle purchased. As a subsequent event, on August 9, 2013 NYSERDA the New York State point of purchase voucher program approved the AMP E-100 for an incentive of $60,000 per vehicle.

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

Operating results for the six months ended June 30, 2013 are not necessarily indicative of the results that may be attained in subsequent periods or for the year ending December 31, 2013.

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

INCOME TAXES - As no taxable income has occurred from the date of this merger to June 30, 2013 cumulative deferred tax assets of approximately $5,712,000 are fully reserved, and no provision or liability for federal or state income taxes has been included in the financial statements. Net operating losses of approximately $3,600,000 are available for carryover to be used against taxable income generated through 2030, net operating losses of approximately $6,700,000 are available for carryover to be used against taxable income generated through 2031, net operating losses of approximately $3,900,000 are available for carryover to be used against taxable income generated through 2032, and net operating losses of approximately $2,600,000 are available for carryover to be used against taxable income generated through 2033.  The Company had not filed income tax returns during its period as a shell company.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company, we are not required to include disclosure under this item.

Item 4. Controls and Procedures

As of the end of the period covered by this Quarterly Report, our Chief Executive Officer and Interim Chief Financial Officer performed an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act.  Based on the evaluation and the identification of the material weaknesses in internal control over financial reporting described below, our Chief Executive Officer and Interim Chief Financial Officer concluded that, as of June 30, 2013, the Company's disclosure controls and procedures were not effective.  To strengthen the financial area and in anticipation of operations beginning at the new Workhorse plant the company hired a new CFO with manufacturing experience.  The current Interim CFO is remaining as the Director of Finance.

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

Our Chief Executive Officer and Interim Chief Financial Officer have conducted an assessment of our internal control over financial reporting as of June 30, 2013.  Management's assessment of internal control over financial reporting was conducted using the criteria in Internal Control over Financial Reporting – Guidance for Smaller Public Companies issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis.  In connection with management's assessment of our internal control over financial reporting as required under Section 404 of the Sarbanes-Oxley Act of 2002, we identified the following material weaknesses in our internal control over financial reporting as of June 30, 2013:
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

Because of the material weaknesses noted above, management has concluded that we did not maintain effective internal control over financial reporting as of June 30, 2013, based on Internal Control over Financial Reporting - Guidance for Smaller Public Companies issued by COSO.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2013 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

We are currently part of a small lawsuit in Canada concerning the cleanup of a leak from an old Navistar truck produced at the Workhorse plant the Company purchased in March 2013.  Since we only purchased the assets and not the liabilities we believe we are not liable for any damages and have hired a lawyer to present our case at the hearing.  There is no resolution at this time.  We may from time to time become a party to various legal or administrative proceedings arising in the ordinary course of our business.

Item 1A. Risk Factors

We require capital for our operations as we are currently significantly undercapitalized and if we are unable to raise capital in the near future we will cease operations.

Our cash balance at mid-August 2013 is about $30,000.  This will impact the payment of our outstanding accounts payable balance.  We are currently evaluating several options for financing, but there are no guarantees that we will raise capital or that if we do raise the capital it will be on acceptable terms.

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

AMP has incurred net losses amounting to $25,117,369 for the period from inception (February 20, 2007) through June 30, 2013.  In addition, as of June 30, 2013, AMP has a working capital deficiency of 2,381,866.  If we incur additional significant operating losses, our stock price may decline, perhaps significantly.

Our management is developing plans to alleviate the negative trends and conditions described above.  Our business plan has changed from concentrating on EV SUV’s to EV medium duty trucks, but is still unproven.  There is no assurance that even if we successfully implement our business plan, that we will be able to curtail our losses.  Further, as we are a development stage enterprise, we expect that net losses and the working capital deficiency will continue.

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

On April 15, 2013 the Company agreed to compensate a sales and marketing consultant for services performed by issuing 25,000 shares of common stock per month.  The agreement is for a term of six months and may be terminated by either party with 30 days written notice.  The Company also agreed to compensate the consultant based on performance in securing sales for the Company by issuing up to 500,000 shares of restricted common stock in the form of shares or options at the discretion of the consultant.  On June 30, 2013, as payment for services performed from April 15 to June 30, 2013, 62,500 shares were issued at a cost basis of $0.3724 per share.  Additionally, on July 31, 25,000 shares were issued at a cost basis of $0.4005 per share for payment of July services.

On May 10, 2013, the Company entered into a subscription agreement with various accredited investors pursuant to which the investors purchased 2,575,000 shares of the Company’s common stock at a cost basis of $0.20 per share, for a purchase price of $515,000, together with common stock purchase warrants to acquire 1,287,500 shares of common stock at $0.40 per share for a period of three years.

On May 30, 2013, the Company entered into a subscription agreement with various accredited investors pursuant to which the investors purchased 250,000 shares of the Company’s common stock at a cost basis of $0.20 per share, for a purchase price of $50,000, together with common stock purchase warrants to acquire 125,000 shares of common stock at $0.40 per share for a period of three years.

On May 10, 2013, 18,764 shares of the Company’s common stock were issued upon the exercise of 21,126 stock options and proceeds of $1,161.

On May 10, 2013 the Company settled outstanding invoices for consulting services totaling $126,000 by issuing 500,000 shares of common stock.

On June 5, 2013, 200,000 shares of common stock were issued for consulting services valued at $54,800 related to introducing the Company to prospective investors.  Additionally, on June 20, 2013, 100,000 shares of common stock were issued for consulting services valued at $41,000 related to introducing the Company to investors.

On June 28, 2013, the Company settled outstanding invoices for legal services totaling $15,000 by issuing 40,594 shares of common stock at a cost basis of $0.3695 per share.

On June 28, 2013, the Company entered into a subscription agreement with various accredited investors pursuant to which the investors purchased 158,125 shares of the Company’s common stock at a cost basis of $0.32 per share, for a purchase price of $50,600, together with common stock purchase warrants to acquire 79,063 shares of common stock at $0.64 per share for a period of three years.

On July 1, 2013, the Company settled outstanding invoices for legal services totaling $10,000 by issuing 27,062 shares of common stock at a cost basis of $0.3695 per share.

This issuance of these above securities is exempt from the registration requirements under Rule 4(2) of the Securities Act of 1933, as amended, and/or Rule 506 as promulgated under Regulation D.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description

3.1	Certificate of Designation for Series A Preferred Stock (1)

3.2	Certificate of Change (6)

3.3	Certificate of Correction (6)

3.4	Articles of Merger (7)

3.5	Certificate of Correction (Articles of Merger) (7)

3.6	Certificate of Amendment to the Certificate of Incorporation (9)

4.1	Form of Subscription Agreement by and between Title Starts Online, Inc. and the January 2010 Accredited Investors (2)

4.2	6% Promissory Note issued by Title Starts Online, Inc. on March 1, 2010 (3)

4.3	Form of Subscription Agreement by and between Title Starts Online, Inc. and the March 2010 Accredited Investors (4)

4.4	Form of Subscription Agreement by and between AMP Holding Inc. and Accredited Investors (11)

4.5	Form of Subscription Agreement by and between AMP Holding Inc. and May 2011 Accredited Investors (15)

4.6	Stock Option to acquire 500,000 shares of common stock issued to Joseph Paresi dated May 25, 2011 (16)

4.7	Stock Option to acquire 1,000,000 shares of common stock issued to Joseph Paresi dated May 25, 2011 (16)

4.8	Common Stock Purchase Warrant to acquire 500,000 shares of common stock issued to Joseph Paresi dated May 25, 2011 (16)

4.9	Stock Option to acquire 500,000 shares of common stock issued to James Taylor dated May 25, 2011 (16)

4.10	Common Stock Purchase Warrant to acquire 500,000 shares of common stock issued to James Taylor dated May 25, 2011 (16)

4.11	Stock Option to acquire 500,000 shares of common stock issued to Stephen Burns dated May 25, 2011 (16)

4.12	Common Stock Purchase Warrant to acquire 500,000 shares of common stock issued to Stephen Burns dated May 25, 2011 (16)

4.13	Promissory Note issued by AMP Holding Inc. on October 31, 2011 (17)

4.14	Security Agreement by and between AMP Holding Inc. and Stephen Burns dated October 31, 2011 (17)

4.15	Form of Securities Purchase Agreement (18)

4.16	Form of Secured Convertible Debenture (18)

4.17	Form of Common Stock Purchase Warrant (18)

4.18	Form of Security Agreement (18)

4.19	Promissory Note dated May 30, 2012 (20)

4.20	Promissory Note dated May 31, 2012 (20)

4.21	Promissory Note dated June 5, 2012 (20)

4.22	Letter Amendment dated June 5, 2012 (20)

4.23	Letter Amendment dated June 5, 2012 (20)

4.24	Letter Amendment dated June 5, 2012 (20)

4.25	Letter Agreement by and between Stephen Burns and AMP Holding Inc. (21)

4.26	Form of Note and Warrant Amendment and Conversion Agreement (24)

4.27	Promissory Note in the principal amount of $232,400 dated November 20, 2012 payable to EASi and Aerotek (25)

4.28	Form of Subscription Agreement by and between AMP Holding Inc. and the January 2013 Accredited Investor (26)

4.29	Form of Warrant by and between AMP Holding Inc. and the January 2013 Accredited Investor (26)

4.30	Promissory Note dated January 29, 2013 (26)

4.31	Common Stock Purchase Warrant issued to and an accredited investor (27)

4.32	Secured Debenture by and between Workhorse Custom Chassis, LLC and AMP Trucks Inc. dated March 13, 2013 (29)

4.33	Security Agreement by and between Workhorse Custom Chassis, LLC and AMP Trucks Inc. dated March 13, 2013 (29)

4.34	Mortgage, Security Agreement, Assignment of Rents and Fixture Filing by and between Workhorse Custom Chassis, LLC and AMP Trucks Inc. dated March 13, 2013 (29)

4.35	Form of Subscription Agreement entered by and between AMP Holding Inc. and the March 2013 Accredited Investors (29)

4.36	Form of Common Stock issued to the March 2013 Accredited Investors (29)

4.37	Stock Option to acquire 50,000 shares of common stock issued to William B. Richardson III dated March 19, 2013 (30)

10.1	Share Exchange Agreement dated as of December 28, 2009 by and among Advanced Mechanical Products, Inc., the shareholders of Advanced Mechanical Products, Inc. and Title Starts Online, Inc. (1)

10.2	Agreement and Release between Title Starts Online, Inc. and Mark DeFoor dated December 29, 2009 (1)

10.3	Conversion Agreement between Title Starts Online, Inc. and Bowden Transportation, Inc. dated December 28, 2009 (1)

10.4	Conversion Agreement between Title Starts Online, Inc. and Han Solutions II, LLC dated December 28, 2009 (1)

10.5	Conversion Agreement between Title Starts Online, Inc. and Ziu Zhang dated December 28, 2009 (1)

10.6	Director Agreement by and between AMP Holding Inc. and Nancy Dunlap dated August 23, 2010 (8)

10.7	Director Agreement by and between AMP Holding Inc., and James E. Taylor dated October 11, 2010 (10)

10.8	Employment Agreement by and between AMP Holding Inc. and James Taylor dated December 8, 2010 (12)

10.9	Employment Agreement by and between AMP Holding Inc. and Stephen S. Burns dated December 8, 2010 (12)

10.10	Director Agreement by and between AMP Holding Inc. and Joseph Paresi dated December 8, 2010 (12)

10.11	Employment Agreement by and between AMP Holding Inc. and Paul V. Gonzales dated January 12, 2011 (13)

10.12	Distribution Agreement by and between AMP Holding Inc. and Northern Lights Energy ehf. dated April 14, 2011 (14)

10.13	Agreement and General Release by and between AMP Holding Inc. and Joseph Paresi dated April 13, 2012 (19)

10.14	Investment Agreement dated as of August 20, 2012, by and between AMP Holding Inc., and Kodiak Capital Group, LLC. (22)

10.15	Registration Rights Agreement dated as of August 20, 2012, by and between AMP Holding Inc. and Kodiak Capital Group, LLC (22)

10.16	Letter Agreement by and between AMP Holding Inc. and Martin J. Rucidlo dated August 24, 2012 (23)

10.17	Release and Settlement Agreement by and between ESG Automotive, Inc., AMP Holding Inc. and AMP Electric Vehicles Inc. (25)

10.18	Conversion Agreement by and between AMP Holding Inc. and an accredited investor dated February 21, 2013 (27)

10.19	Asset Purchase Agreement by and between Workhorse Custom Chassis, LLC, as Seller, and AMP Trucks Inc., as Buyer dated as of March 4, 2013 (28)

10.20	Amendment No. 1 to the Asset Purchase Agreement by and between Workhorse Custom Chassis, LLC, as Seller, and AMP Trucks Inc., as Buyer dated as of March 13, 2013 (29)

10.21	Agreement for a Member of the Board of Business Advisors by and between AMP Holding Inc. and William B. Richardson III dated March 19, 2013 (30)

16.1	Letter from Schumacher & Associates, Inc. (5)

21.1	List of Subsidiaries (31)

23.1	Consent of Clark, Schaefer, Hackett & Co. (31)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

EX-101.INS	XBRL INSTANCE DOCUMENT

EX-101.SCH	XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT

EX-101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE

EX-101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE

EX-101.LAB	XBRL TAXONOMY EXTENSION LABELS LINKBASE

EX-101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

(1)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on January 4, 2010.
(2)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on February 4, 2010.
(3)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on March 4, 2010.
(4)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on March 17, 2010.
(5)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on March 18, 2010.
(6)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on May 25, 2010.
(7)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on May 25, 2010.
(8)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on August 27, 2010.
(9)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on September 10, 2010.
(10)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on October 19, 2010.
(11)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on December 6, 2010.
(12)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on December 13, 2010.
(13)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on January 14, 2011.
(14)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on April 20, 2011.
(15)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on May 12, 2011.
(16)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on June 1, 2011.
(17)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on November 4, 2011.
(18)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on February 28, 2012.
(19)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on April 19, 2012.
(20)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on June 25, 2012.
(21)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on July 11, 2012.
(22)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on August 24, 2012.
(23)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on August 30, 2012.
(24)	Incorporated by reference to the Form 10-Q Current Report filed with the Securities and Exchange Commission on November 15, 2012.
(25)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on January 11, 2013.
(26)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on February 5, 2013.
(27)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on February 28, 2013.
(28)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on March 6, 2013.
(29)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on March 15, 2013.
(30)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on March 19, 2013.
(31)	Incorporated by reference to the Form 10-K Current Report filed with the Securities and Exchange Commission on April 12, 2013.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

AMP HOLDING INC.

Dated: August 19, 2013	By:	/s/ Stephen S. Burns
Name: Stephen S. Burns
Title: Chief Executive Officer (Principal Executive Officer)

Dated: August 19, 2013	By:	/s/ Richard J. Calme
Name: Richard J. Calme
Title: Interim Chief Financial Officer (Principal Financial and Accounting Officer)