Form 10-Q/A
period 2013-06-30
AMP Holding Inc.
filed 2013-08-20
CIK 1425287

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q / A

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $0.001 par value per share	80,579,175
(Class)	(Outstanding at August 20 , 2013)

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

Item 4. Controls and Procedures

As of the end of the period covered by this Quarterly Report, our Chief Executive Officer and Interim Chief Financial Officer performed an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act.  Based on the evaluation and the identification of the material weaknesses in internal control over financial reporting described below, our Chief Executive Officer and Interim Chief Financial Officer concluded that, as of June 30, 2013, the Company's disclosure controls and procedures were not effective.  To strengthen the financial area and in anticipation of operations beginning at the new Workhorse plant, of which there is no guarantee , the Company hired a new CFO with manufacturing experience.  The current Interim CFO will continue as the Director of Finance.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

We are currently not a party to any material legal or administrative proceedings and are not aware of any pending or threatened material legal or administrative proceedings arising in the ordinary course of business .  We may from time to time become a party to various legal or administrative proceedings arising in the ordinary course of our business.

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

AMP HOLDING INC.

Dated: August 20 , 2013	By:	/s/ Stephen S. Burns
Name: Stephen S. Burns
Title: Chief Executive Officer (Principal Executive Officer)

Dated: August 20 , 2013	By:	/s/ Richard J. Calme
Name: Richard J. Calme
Title: Director of Finance (Principal Accounting Officer)

Dated: August 20 , 2013	By:	/s/ Julio C. Rodriguez
Name: Julio C. Rodriguez
Title: Chief Financial Officer (Principal Financial Officer)