Form 10-Q
period 2013-09-30
AMP Holding Inc.
filed 2013-11-19
CIK 1425287

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934



For the quarterly period ended September 30, 2013

or

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

Large accelerated filer 	Accelerated filer 
Non-accelerated filer 	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $0.001 par value per share	81,537,358
(Class)	(Outstanding at November 19, 2013)

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

AMP Holding Inc. and Subsidiaries
(A Development Stage Company)
Consolidated Balance Sheets
September 30, 2013 and December 31, 2012

Assets	September 30, 2013 (Unaudited)	December 31, 2012

Current assets:
Cash and cash equivalents	$7,463	$39,819
Inventory	393,752	41,002
Prepaid expenses and deposits	93,904	13,025
	495,119	93,846
Property, plant and equipment:
Land	300,000	-
Buildings	3,800,000	-
Leasehold improvements	19,225	19,225
Software	27,721	27,721
Equipment	670,183	170,120
Vehicles and prototypes	164,959	164,959
	4,982,088	382,025
Less accumulated depreciation	473,333	255,178
	4,508,755	126,847

	$5,003,874	$220,693

Liabilities and Stockholders' Equity (Deficit)

Current liabilities:
Accounts payable	$1,409,632	$1,253,228
Accounts payable, related parties	376,537	336,556
Customer deposits	202,500	60,000
Shareholder advances	1,213,000	558,000
Current portion of long-term debt	392,542	230,756
	3,594,211	2,438,540

Long-term debt	2,346,516	362,186

Commitments and contingencies	-	-

Stockholders' equity (deficit):
Series A preferred stock, par value of $.001 per share 75,000,000 shares shares authorized, 0 shares issued and outstanding at September 30, 2013
and December 31, 2012	-	-
Common stock, par value of $.001 per share 250,000,000 shares authorized,
81,474,200 shares issued and outstanding at September 30, 2013 and
55,955,463 shares issued and outstanding at December 31, 2012	81,474	55,955
Additional paid-in capital	20,192,304	14,956,547
Stock based compensation	4,951,902	3,778,723
Accumulated deficit during the development stage	(26,162,533)	(21,371,258)
	(936,853)	(2,580,033)

	$5,003,874	$220,693

See accompanying notes to consolidated financial statements.

AMP Holding Inc. and Subsidiaries
(A Development Stage Company)
Consolidated Statements of Operations
For the Three and Nine Months Ended September 30, 2013 and 2012
and for the Period From Inception,
February 20, 2007 to September 30, 2013

					Since Date
					of Inception,
					February 20,
	Three Months Ended		Nine Months Ended		2007 to
	September 30,	September 30,	September 30,	September 30,	September 30,
	2013	2012	2013	2012	2013
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Sales	$177,500	$-	$177,500	$222,098	$780,340

Expenses:
Payroll and payroll taxes	422,809	461,399	1,154,669	1,410,544	8,481,515
Employee benefits	22,481	32,104	91,920	118,964	745,163
Stock based compensation	32,652	36,951	1,173,179	256,877	4,969,642
Batteries and motors and supplies	79,774	49,692	305,590	173,199	3,041,146
Legal and professional	57,877	471,320	342,609	625,478	2,483,363
Advertising	5,419	26,062	47,182	84,480	1,313,562
Consulting	219,347	(21,663)	894,518	52,805	1,997,923
Travel and entertainment	38,773	26,120	84,005	75,026	568,709
Rent	34,841	34,903	111,229	111,875	563,227
Insurance	44,412	45,275	109,515	83,028	495,134
Vehicles, development and testing	-	-	35,600	57,786	357,801
Depreciation	101,491	15,573	218,155	48,458	511,162
Interest and bank fees	75,034	70,493	179,029	156,364	436,356
Engineering, temporary labor	4,635	903	8,944	1,773	260,230
Facilities, repairs & maintenance	41,680	5,901	121,075	18,616	325,658
Utilities	37,956	7,296	82,931	26,159	217,886
Loss on sale of assets	-	14,452	-	14,452	27,544
Other	3,483	6,564	8,625	22,318	146,852
	1,222,664	1,283,345	4,968,775	3,338,202	26,942,873

Net loss during the development stage	$(1,045,164)	$(1,283,345)	$(4,791,275)	$(3,116,104)	$(26,162,533)

Basic and diluted loss per share	$(0.01)	$(0.03)	$(0.07)	$(0.08)	$(0.85)

Weighted average number of common
shares outstanding	80,655,861	39,570,618	73,164,046	39,082,846	30,755,976

See accompanying notes to consolidated financial statements.

AMP Holding Inc. and Subsidiaries
(A Development Stage Company)
Consolidated Statements of Stockholders' Equity (Deficit)
From Inception, February 20, 2007
to September 30, 2013

	Common Stock		Series A Preferred Stock		Additional	Stock	Accumulated Deficit During the	Total Stockholders'
	Number of Shares	Amount	Number of Shares	Amount	Paid-in Capital	Based Compensation	Development Stage	Equity (Deficit)

Beginning capital - inception	-	$-	-	$-	$-	$-	$-	$-

Issuance of common stock, and fulfillment
of stock subscriptions receivable	7,210	900,000	-	-	-	-	-	900,000
Net loss from operations, period of inception,
February 20, 2007 to December 31, 2007	-	-	-	-	-	-	(456,145)	(456,145)
	7,210	$900,000	-	$-	$-	$-	$(456,145)	$443,855

Issuance of common stock, and fulfillment
of stock subscriptions receivable	4,305	875,000	-	-	-	-	-	875,000
March 10, 2008 stock dividend	62,720	-	-	-	-	-	-	-
Share based compensation for the year
ended December 31, 2008	-	9,757	-	-	-	-	-	9,757
Net loss from operations for the year
ended December 31, 2008	-	-	-	-	-	-	(1,383,884)	(1,383,884)
	74,235	$1,784,757	-	$-	$-	$-	$(1,840,029)	$(55,272)

January 1, 2009 stock re-pricing agreement	18,025	-						-
Issuance of common stock, and fulfillment
of stock subscriptions receivable	168,210	753,511	-	-	49,989	-	-	803,500
Share based compensation to
December 28, 2009	-	7,983	-	-	-	-	-	7,983
Shares issued out of stock option plan on
December 31, 2009	3,220	-	-	-	-	-	-	-
Net effect of purchase accounting adjustments	17,508,759	(2,528,479)	-	-	2,528,479	-	-	-
Conversion of convertible notes	-	-	8,375	8	264,992	-	-	265,000
Net loss from operations for the year
ended December 31, 2009	-	-	-	-	-	-	(1,524,923)	(1,524,923)
	17,772,449	$17,772	8,375	$8	$2,843,460	$-	$(3,364,952)	$(503,712)

Conversion of convertible note	29,750	30	-	-	9,970	-	-	10,000
Issuance of preferred stock, and fulfillment
of stock subscriptions receivable	-	-	625	1	24,999	-	-	25,000
Issuance of common stock, and fulfillment
of stock subscriptions receivable	9,808,566	9,809	-	-	3,682,530	-	-	3,692,339
Conversion of account payable	101,636	102	-	-	86,898	-	-	87,000
Share based compensation for the year
ended December 31, 2010	-	-	-	-	-	1,436,979	-	1,436,979
Net loss from operations for the year
ended December 31, 2010	-	-	-	-	-	-	(5,028,106)	(5,028,106)
	27,712,401	$27,713	9,000	$9	$6,647,857	$1,436,979	$(8,393,058)	$(280,500)

Issuance of common stock, and fulfillment
of stock subscriptions receivable	9,912,447	9,911	-	-	5,404,830	-	-	5,414,741
Stock options and warrants exercised	38,692	39	-	-	12,236	-	-	12,275
Conversion of preferred stock to common stock	1,071,110	1,072	(9,000)	(9)	(1,063)	-	-	-
Share based compensation for the year
ended December 31, 2011	-	-	-	-	-	2,002,891	-	2,002,891
Net loss from operations for the year
ended December 31, 2011	-	-	-	-	-	-	(8,705,711)	(8,705,711)
	38,734,650	$38,735	-	$-	$12,063,860	$3,439,870	$(17,098,769)	$(1,556,304)

Issuance of detached warrants in connection
with convertible debentures	-	-	-	-	91,493	-	-	91,493
Conversion of debentures and interest	10,227,070	10,227	-	-	2,035,187	-	-	2,045,414
Conversion of account payable	6,993,743	6,993	-	-	766,007	-	-	773,000
Share based compensation for the year
ended December 31, 2012	-	-	-	-	-	338,853	-	338,853
Net loss from operations for the year
ended December 31, 2012	-	-	-	-	-	-	(4,272,489)	(4,272,489)
	55,955,463	$55,955	-	$-	$14,956,547	$3,778,723	$(21,371,258)	$(2,580,033)

Issuance of common stock, and fulfillment
of stock subscriptions receivable	21,408,125	21,408	-	-	4,279,192	-	-	4,300,600
Stock options and warrants exercised	18,764	19	-	-	1,142	-	-	1,161
Conversion of convertible note	500,000	500	-	-	99,500	-	-	100,000
Conversion of account payable	3,591,848	3,592	-	-	855,923	-	-	859,515
Share based compensation for the
nine months ended September 30, 2013	-	-	-	-	-	1,173,179	-	1,173,179
Net loss from operations for the
nine months ended September 30, 2013	-	-	-	-	-	-	(4,791,275)	(4,791,275)
	81,474,200	$81,474	-	$-	$20,192,304	$4,951,902	$(26,162,533)	$(936,853)

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
Consulting services valued at $302,500, $126,000, $119,075, $11,750 and $155,000 were accepted as consideration for issuance of common stock in March, May, June, July and September 2013, respectively.
Legal services valued at $40,000, $15,000, $5,000 and $5000 were accepted as consideration for issuance of common stock in March, June, July and August 2013, respectively.
Rent for July, August, September 2013 and pre-paid rent for October, November, December 2013 valued at $80,190 was accepted as consideration for issuance of common stock.

See accompanying notes to consolidated financial statements.

AMP Holding Inc. and Susidiaries
(A Development Stage Company)
Consolidated Statements of Cash Flows
For the Three and Nine Months Ended September 30, 2013 and 2012
and for the Period From Inception,
February 20, 2007 to September 30, 2013

					Since Date
					of Inception,
					February 20,
	Three Months Ended		Nine Months Ended		2007 to
	September 30, 2013 (Unaudited)	September 30, 2012 (Unaudited)	September 30, 2013 (Unaudited)	September 30, 2012 (Unaudited)	September 30, 2013 (Unaudited)

Cash flows from operating activities:
Net loss during the development stage	$(1,045,164)	$(1,283,345)	$(4,791,275)	$(3,116,104)	$(26,162,533)
Adjustments to reconcile net loss from operations
to cash used by operations:
Depreciation	101,491	15,573	218,155	48,458	511,162
Loss on sale of assets	-	14,452	-	14,452	27,544
Stock based compensation	32,652	36,951	1,173,179	256,877	4,969,642
Interest expense on convertible debentures	-	-	-	-	106,164
Amortized discount on convertible debentures	-	23,243	-	55,013	91,493
Rent and Legal, consulting and investment services	256,940	415,000	859,515	475,000	1,769,515
Effects of changes in operating assets and liabilities:
Inventory	47,250	40,000	47,250	40,000	6,248
Prepaid expenses and deposits	(36,103)	26,310	(80,879)	38,185	(93,904)
Accounts payable	64,324	178,920	156,404	379,191	1,923,268
Accounts payable, related parties	25,187	15,668	39,981	97,932	376,537
Customer deposits	(177,500)	-	142,500	-	202,500

Net cash used by operations	(730,923)	(517,228)	(2,235,170)	(1,710,996)	(16,272,364)

Cash flows from investing activities:
Initial purchase of AMP Trucks assets	-	-	(5,000,000)	-	(5,000,000)
Capital expenditures	(63)	-	(63)	(28,753)	(376,713)
Proceeds on sale of assets	-	-	-	-	38,900

Net cash used by investing activities	(63)	-	(5,000,063)	(28,753)	(5,337,813)

Cash flows from financing activities:
Proceeds from debentures	-	500,000	-	1,939,250	1,939,250
Proceeds from notes payable	-	-	100,000	-	260,000
Payments on notes payable	-	-	-	-	(150,000)
Proceeds from long-term debt	-	-	2,250,000	-	2,300,000
Payments on long-term debt	(62,895)	(1,635)	(103,884)	(4,841)	(122,942)
Shareholder advances, net of repayments	655,000		655,000	(269,000)	1,213,000
Issuance of common and preferred stock	-	-	4,301,761	-	16,178,332

Net cash provided by financing activities	592,105	498,365	7,202,877	1,665,409	21,617,640

Change in cash and cash equivalents	(138,881)	(18,863)	(32,356)	(74,340)	7,463
Cash and cash equivalents at inception, February 20, 2007					-
Cash and cash equivalents at December 31, 2011				89,488
Cash and cash equivalents at June 30, 2012		34,011
Cash and cash equivalents at September 30, 2012		$15,148		$15,148
Cash and cash equivalents at December 31, 2012			39,819
Cash and cash equivalents at June 30, 2013	146,344
Cash and cash equivalents at September 30, 2013	$7,463		$7,463		$7,463

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
Detachable warrants associated with convertible debentures valued at $91,493 were increases to additional paid-in capital from January to August 2012.
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
Consulting services valued at $302,500, $126,000, $119,075, $11,750 and $155,000 were accepted as consideration for issuance of common stock in March, May, June, July and September 2013, respectively.
Legal services valued at $40,000, $15,000, $5,000 and $5,000 were accepted as consideration for issuance of common stock in March, June, July and August 2013, respectively.
Rent in July, August and September 2013 and pre-paid rent for October, November and December 2013 valued at $80,190 was accepted as consideration for issuance of common stock.

See accompanying notes to consolidated financial statements.

AMP Holding Inc. and Subsidiaries
(A Development Stage Company)
 Notes to Consolidated Financial Statements
For the Three and Nine Months Ended September 30, 2013 and 2012
and for the Period From Inception,
February 20, 2007 to September 30, 2013
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
For the Three and Nine Months Ended September 30, 2013 and 2012
and for the Period From Inception,
February 20, 2007 to September 30, 2013
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
For the Three and Nine Months Ended September 30, 2013 and 2012
and for the Period From Inception,
February 20, 2007 to September 30, 2013
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

Advertising
Advertising and public relation costs are charged to operations when incurred.  Advertising and public relation expense was approximately $5,419and $26,062  for the three months ended September 30, 2013 and 2012, respectively, and $47,182 and $84,480 for the nine months ended September 30, 2013 and 2012, respectively, and $ 1,313,562 for the period from inception to September 30, 2013  consisting primarily of consulting fees and travel and related expenses for attendance at car shows and industry expositions.

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

As no taxable income has occurred from the date of this merger to September 30, 2013 cumulative deferred tax assets of approximately $6,052,000 are fully reserved, and no provision or liability for federal or state income taxes has been included in the financial statements.  Net operating losses of approximately $3,600,000 are available for carryover to be used against taxable income generated through 2030, net operating losses of approximately $6,700,000 are available for carryover to be used against taxable income generated through 2031, net operating losses of approximately $3,900,000 are available for carryover to be used against taxable income generated through 2032, and net operating losses of approximately $3,600,000 are available for carryover to be used against taxable income generated through 2033.  The Company had not filed income tax returns during its period as a shell company.

AMP Holding Inc. and Subsidiaries
(A Development Stage Company)
 Notes to Consolidated Financial Statements
For the Three and Nine Months Ended September 30, 2013 and 2012
and for the Period From Inception,
February 20, 2007 to September 30, 2013
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

Research and development costs
The Company expenses research and development costs as they are incurred   consisting of payroll, payroll taxes, consulting, motors, batteries, supplies, parts and small tools.

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
For the Three and Nine Months Ended September 30, 2013 and 2012
and for the Period From Inception,
February 20, 2007 to September 30, 2013
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

AMP Holding Inc. and Subsidiaries
(A Development Stage Company)
Notes to Consolidated Financial Statements
For the Three and Nine Months Ended September 30, 2013 and 2012
and for the Period From Inception,
February 20, 2007 to September 30, 2013
(Unaudited)

3.	LONG-TERM DEBT

	September 30,	December 31,
Long-term debt consists of the following:	2013	2012

Secured debenture payable to Workhorse Custom Chassis, LLC, due
March 2016 plus interest at 10%. The debenture is secured by the real estate and related assets of the plant located in Union City, Indiana
with a net book value of $4,423,335 at September 30, 2013	$2,250,000	$-

Note payable, Bank due in monthly installments of $635 including interest at 5.04% with the final payment due August 2015. The note is secured
by equipment with a net book value of $12,818 at September 30, 2013	13,668	18,761

Note payable, vendor due in monthly installments of $439 including interest at 8.00% with the final payment due December 2014. The note is secured
by equipment with a net book value of $9,522 at September 30, 2013	6,254	10,545

Note payable to the City of Loveland, due in annual installments of $10,241 including interest with the final payment due October 2016. Interest rate amended to 8.00%. The note is unsecured and contains restrictions on
the use of proceeds.	50,000	50,000

Note payable, vendor due in monthly installments of $5,000 for the first half of 2013, escalating to final payment of $43,736 in March 2014. Note is
noninterest bearing and is unsecured.	213,736	281,236

Note payable, vendor due in monthly installments of $2,000 plus interest at 4% for the first half of 2013, escalating to final payment of $18,461 plus
interest at 4% in December 2014. Note is unsecured.	205,400	232,400
	2,739,058	592,942
Less current portion	392,542	230,756

Long term debt	$2,346,516	$362,186

Aggregate maturities of long-term debt are as follows:

2013	$125,189
2014	338,883
2015	14,822
2016	2,260,164
$2,739,058

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

AMP Holding Inc. and Subsidiaries
(A Development Stage Company)
Notes to Consolidated Financial Statements
For the Three and Nine Months Ended September 30, 2013 and 2012
and for the Period From Inception,
February 20, 2007 to September 30, 2013
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

During 2013 shareholders and related parties advanced $655,000 to the Company for working capital needs.

AMP Holding Inc. and Subsidiaries
(A Development Stage Company)
Notes to Consolidated Financial Statements
For the Three and Nine Months Ended September 30, 2013 and 2012
and for the Period From Inception,
February 20, 2007 to September 30, 2013
(Unaudited)

6.	LEASE OBLIGATIONS

On October 1, 2011 the Company began leasing operating facilities under an agreement expiring on September 30, 2018.  Future minimum monthly lease payments under the agreement are currently $12,598 and increase 3% in October of each year.  Prepaid expenses and deposits include a security deposit equal to $12,275.  Aggregate maturities of lease obligations are as follows:

2013	$37,795
2014	152,312
2015	156,881
2016	161,588
2017	166,436
2018	127,614
$802,626

The Company also leased office space for approximately $1,000 per month on a month to month agreement through May 2012 and two apartments for approximately $2,200 per month on month to month agreements through January 2012.  Prior to October 2011 the Company leased operating facilities under terms of an operating type lease with monthly payments of $8,500.  Prior to December 2009 the Company leased office/warehouse space under terms of an operating type lease with monthly payments of $1,650.  Total rent expense under these operating type leases for the three months ended September 30, 2013 and 2012 was $34,841 and $ 34,903, respectively, $111,229  and $111,875, for the nine months ended September 30, 2013 and 2012, respectively, and $563,227 for the period from inception to September 30, 2013.

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

AMP Holding Inc. and Subsidiaries
(A Development Stage Company)
Notes to Consolidated Financial Statements
For the Three and Nine Months Ended September 30, 2013 and 2012
and for the Period From Inception,
February 20, 2007 to September 30, 2013
(Unaudited)
The following table summarizes option activity for directors, officers and employees:

	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Grant Date Fair Value per Share	Weighted Average Remaining Exercise Term in Months
Outstanding at January 1, 2010	-	$-	$-	-
Granted	4,940,000	0.56	0.33	81
Exercised	-	-	-	-
Forfeited	-	-	-	-
Expired	-	-	-	-
Outstanding at December 31, 2010	4,940,000	$0.56	$0.33	77
Exercisable at December 31, 2010	1,854,625	$0.53	$0.32	75
Granted	3,425,000	0.63	0.28	54
Exercised	(29,750)	0.41	0.26	40
Forfeited	-	-	-	-
Expired	-	-	-	-
Outstanding at December 31, 2011	8,335,250	$0.59	$0.31	58
Exercisable at December 31, 2011	4,588,875	$0.57	$0.31	60
Granted	2,025,000	0.13	0.05	40
Exercised	-	-	-	-
Forfeited	(1,315,375)	0.61	0.27	40
Expired	(1,314,375)	0.55	0.29	51
Outstanding at December 31, 2012	7,730,500	$0.48	$0.25	44
Exercisable at December 31, 2012	6,080,000	$0.54	$0.29	46
Granted	1,400,000	0.31	0.13	60
Exercised	(21,126)	0.11	0.04	29
Forfeited	-	-	-	-
Expired	(308,500)	0.68	0.19	-
Outstanding at September 30, 2013	8,800,874	$0.44	$0.23	39
Exercisable at September 30, 2013	6,670,937	$0.51	$0.27	38

The Company recorded $508,418, $325,673, $855,246, $588,201 and $2,295,278 compensation expense for stock options to directors, officers and employees for the nine months ended September 30, 2013, for the years ended 2012, 2011, and 2010, and for the period from inception (February 20, 2007) to September 30, 2013, respectively.  As of September 30, 2013, unrecognized compensation expense of $202,248 is related to non-vested options granted to directors, officers and employees which is anticipated to be recognized over the next 44 months, commensurate with the vesting schedules.

AMP Holding Inc. and Subsidiaries
(A Development Stage Company)
Notes to Consolidated Financial Statements
For the Three and Nine Months Ended September 30, 2013 and 2012
and for the Period From Inception,
February 20, 2007 to September 30, 2013
(Unaudited)
Options to consultants
The Company has also granted, on various dates, stock options to purchase common stock of the Company to consultants for services previously provided to the Company.  The terms, exercise prices and vesting of these awards vary.

The following table summarizes option activity for consultants:

	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Grant Date Fair Value per Share	Weighted Average Remaining Exercise Term in Months
Outstanding at January 1, 2010	-	$-	$-	-
Granted	810,000	0.67	0.23	36
Exercised	-	-	-	-
Forfeited	-	-	-	-
Expired	-	-	-	-
Outstanding at December 31, 2010	810,000	$0.67	$0.23	32
Exercisable at December 31, 2010	380,000	$0.63	$0.22	31
Granted	70,000	0.59	0.18	31
Exercised	-	-	-	-
Forfeited	-	-	-	-
Expired	-	-	-	-
Outstanding at December 31, 2011	880,000	$0.66	$0.23	20
Exercisable at December 31, 2011	755,000	$0.64	$0.22	20
Granted	150,000	0.11	0.04	36
Exercised	-	-	-	-
Forfeited	(30,000)	0.76	0.25	9
Expired	(340,000)	0.83	0.28	8
Outstanding at December 31, 2012	660,000	$0.45	$0.15	14
Exercisable at December 31, 2012	561,000	$0.50	$0.17	10
Granted	250,000	0.25	0.12	60
Exercised	-	-	-	-
Forfeited	-	-	-	-
Expired	(110,000)	0.70	0.24	-
Outstanding at September 30, 2013	800,000	$0.35	$0.13	23
Exercisable at September 30, 2013	628,125	$0.39	$0.15	17

The Company recorded $117,392, $(70,171), $83,265, $82,900 and $213,386 compensation expense for stock options to consultants for the nine months ended September 30, 2013, for the years ended 2012, 2011, 2010, and for the period from inception (February 20, 2007) to September 30, 2013, respectively.  As of September 30, 2013, unrecognized compensation expense of $13,401 is related to non-vested options granted to consultants which is anticipated to be recognized over the next 44 months, commensurate with the vesting schedules.

AMP Holding Inc. and Subsidiaries
(A Development Stage Company)
Notes to Consolidated Financial Statements
For the Three and Nine Months Ended September 30, 2013 and 2012
and for the Period From Inception,
February 20, 2007 to September 30, 2013
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

AMP Holding Inc. and Subsidiaries
(A Development Stage Company)
Notes to Consolidated Financial Statements
For the Three and Nine Months Ended September 30, 2013 and 2012
and for the Period From Inception,
February 20, 2007 to September 30, 2013
(Unaudited)

The following table summarizes warrant activity for accredited investors:

	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Grant Date Fair Value per Share	Weighted Average Remaining Exercise Term in Months
Outstanding at January 1, 2010	-	$-	$-	-
Granted	785,001	0.80	0.11	24
Exercised	-	-	-	-
Forfeited	-	-	-	-
Expired	-	-	-	-
Outstanding at December 31, 2010	785,001	$0.80	$0.11	24
Exercisable at December 31, 2010	785,001	$0.80	$0.11	24
Granted	4,956,224	0.80	0.11	24
Exercised	-	-	-	-
Forfeited	-	-	-	-
Expired	-	-	-	-
Outstanding at December 31, 2011	5,741,225	$0.80	$0.11	17
Exercisable at December 31, 2011	5,741,225	$0.80	$0.11	17
Granted	1,450,000	0.50	0.06	36
Modified warrants prior to modifications	(7,191,225)	0.74	0.10	10
Modified warrants after modifications	7,191,225	0.69	0.10	20
Exercised	-	-	-	-
Forfeited	-	-	-	-
Expired	-	-	-	-
Outstanding at December 31, 2012	7,191,225	$0.69	$0.10	19
Exercisable at December 31, 2012	7,191,225	$0.69	$0.10	19
Granted	10,954,063	0.40	0.05	36
Exercised	-	-	-	-
Forfeited	-	-	-	-
Expired	-	-	-	-
Outstanding at September 30, 2013	18,145,288	$0.52	$0.07	22
Exercisable at September 30, 2013	18,145,288	$0.52	$0.07	22

The Company recorded $537,489, $20,907, $546,824, $86,350 and $1,191,570 compensation expense for stock warrants to accredited investors for the nine months ended September 30, 2013, for the years ended 2012, 2011, 2010, and for the period from inception (February 20, 2007) to September 30, 2013, respectively.  There is no unrecognized compensation expense for these warrants because they are fully vested at date of grant.

AMP Holding Inc. and Subsidiaries
(A Development Stage Company)
Notes to Consolidated Financial Statements
For the Three and Nine Months Ended September 30, 2013 and 2012
and for the Period From Inception,
February 20, 2007 to September 30, 2013
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

The following table summarizes warrant activity for the placement agent and consultants:

	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Grant Date Fair Value per Share	Weighted Average Remaining Exercise Term in Months
Outstanding at January 1, 2010	614,680	$0.39	$0.18	60
Granted	3,103,304	0.64	0.21	57
Exercised	-	-	-	-
Forfeited	-	-	-	-
Expired	-	-	-	-
Outstanding at December 31, 2010	3,717,984	$0.60	$0.21	52
Exercisable at December 31, 2010	2,617,984	$0.61	$0.19	51
Granted	887,910	0.60	0.27	60
Exercised	(44,638)	0.40	0.18	39
Forfeited	-	-	-	-
Expired	-	-	-	-
Outstanding at December 31, 2011	4,561,256	$0.60	$0.22	43
Exercisable at December 31, 2011	4,081,256	$0.59	$0.21	42
Granted	28,334	0.60	0.24	60
Exercised	-	-	-	-
Forfeited	-	-	-	-
Expired	-	-	-	-
Outstanding at December 31, 2012	4,589,590	$0.60	$0.22	31
Exercisable at December 31, 2012	4,339,590	$0.59	$0.21	31
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited	-	-	-	-
Expired	(125,000)	0.40	0.14	-
Outstanding at September 30, 2013	4,464,590	$0.60	$0.22	22
Exercisable at September 30, 2013	4,214,590	$0.60	$0.22	22

The Company recorded $0, $64,936, $373,876, $497,528 and $936,340 compensation expense for stock warrants to the placement agent and consultants for the nine months ended September 30, 2013, for the years ended 2012, 2011, 2010, and for the period from inception (February 20, 2007) to September 30, 2013, respectively.  As of September 30, 2013, unrecognized compensation expense of $82,500 is related to non-vested warrants granted to consultants which is anticipated to be recognized over the next 23 months, commensurate with the vesting schedules.  There is no unrecognized compensation expense for the placement agent warrants because they are fully vested at date of grant.

AMP Holding Inc. and Subsidiaries
(A Development Stage Company)
Notes to Consolidated Financial Statements
For the Three and Nine Months Ended September 30, 2013 and 2012
and for the Period From Inception,
February 20, 2007 to September 30, 2013
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

The following table summarizes warrant activity for directors and officers:

	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Grant Date Fair Value per Share	Weighted Average Remaining Exercise Term in Months
Outstanding at January 1, 2010	-	$-	$-	-
Granted	1,400,000	2.00	0.13	60
Exercised	-	-	-	-
Forfeited	-	-	-	-
Expired	-	-	-	-
Outstanding at December 31, 2010	1,400,000	$2.00	$0.13	59
Exercisable at December 31, 2010	1,400,000	$2.00	$0.13	59
Granted	1,600,000	1.91	0.09	57
Exercised	-	-	-	-
Forfeited	-	-	-	-
Expired	-	-	-	-
Outstanding at December 31, 2011	3,000,000	$1.95	$0.11	49
Exercisable at December 31, 2011	3,000,000	$1.95	$0.11	49
Granted	489,250	0.50	0.01	36
Modified warrants prior to modifications	(489,250)	0.50	0.01	31
Modified warrants after modifications	489,250	0.25	0.01	31
Exercised	-	-	-	-
Forfeited	-	-	-	-
Expired	(100,000)	0.50	0.10	-
Outstanding at December 31, 2012	3,389,250	$1.75	$0.09	37
Exercisable at December 31, 2012	3,389,250	$1.75	$0.09	37
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited	-	-	-	-
Expired	-	-	-	-
Outstanding at September 30, 2013	3,389,250	$1.75	$0.09	28
Exercisable at September 30, 2013	3,389,250	$1.75	$0.09	28

The Company recorded $9,880, $(2,492), $143,680, $182,000 and $333,068 compensation expense for stock warrants to directors and officers for the nine months ended September 30, 2013, for the years ended 2012, 2011, 2010, and for the period from inception (February 20, 2007) to September 30, 2013, respectively.  There is no unrecognized compensation expense for these warrants because they are fully vested at date of grant.

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

Some of the statements contained in this Form 10-Q that are not historical facts are "forward-looking statements" which can be identified by the use of terminology such as "estimates," "projects," "plans," "believes," "expects," "anticipates," "intends," or the negative or other variations, or by discussions of strategy that involve risks and uncertainties.  We urge you to be cautious of the forward-looking statements, that such statements, which are contained in this Form 10-Q, reflect our current beliefs with respect to future events and involve known and unknown risks, uncertainties and other factors affecting our operations, market growth, services, products and licenses.  No assurances can be given regarding the achievement of future results, as actual results may differ materially as a result of the risks we face, and actual events may differ from the assumptions underlying the statements that have been made regarding anticipated events.  Factors that may cause actual results, our performance or achievements, or industry results, to differ materially from those contemplated by such forward-looking statements include without limitation:

	Our ability to attract and retain management
	Our ability to raise capital when needed and on acceptable terms and conditions
	The intensity of competition
	General economic conditions
	Changes in regulations
	Whether the market for electric vehicles continues to grow, and, if it does, the pace at which it may grow
	Our ability to compete against large competitors in a rapidly changing market for electric vehicles

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

Additionally, in February 2013 AMP Holding formed a new wholly owned subsidiary, AMP Trucks Inc., an Indiana corporation.  On March 13, 2013 AMP Trucks Inc. closed on the acquisition of assets of Workhorse Custom Chassis, LLC (“Workhorse”).  The assets included in this transaction were:  the Workhorse ® brand, access to the dealer network of 440 dealers nationwide, intellectual property, and all physical assets which include the approximately 250,000 sq. ft. of facilities on 48 acres of land in Union City, Indiana (the “Workhorse Assets”).  We believe this acquisition propels AMP Holding Inc. into the unique position as a medium duty OEM which we believe will be capable of producing new chassis with electric, propane, compressed natural gas, and hybrid configurations, as well as gasoline drive systems.  Since the acquisition, we have hired sales consultants with strong relationships in the work truck/medium duty truck segment to assist us in acquiring bookings for truck orders from the existing Workhorse customer base as well as other potential customers that purchase the type of chassis that the Workhorse facility is capable of producing.

On August 7, 2013 we delivered an all electric Para-transit 12 passenger bus to BARTA (Berks County Regional Transit Authority) of Pennsylvania.  This initial vehicle was the conversion of a Ford E-450 chassis.  Like the package delivery van, this type of chassis could also be produced at the AMP Workhorse facilities as an AMP/Workhorse chassis.  The total revenue associated with the two unit conversation and integration of wireless induction charging will be $355,000.

Results of Operations

Three Months Ended September 30, 2013 Compared to Three Months Ended September 30, 2012

Revenue.  We generated revenue for the quarter ended September 30, 2013 of $177,500. On August 7, 2013 we delivered an all-electric Para-transit 12 passenger bus to BARTA (Berks County Regional Transit Authority) of Pennsylvania.  This initial vehicle was the conversion of a Ford E-450 chassis.  Revenue for the quarter ended September 30, 2012 was $0. Compensation earned and costs incurred by the Company under this contract for the quarter ended September 30, 2013 was: Revenue:  $177,500 and Direct Costs charged to operations:  $176,233.

Expenses.  Expenses for the three months ended September 30, 2013 and 2012 were $ 1,222,664 and $ 1,283,345, respectively.  The change in total expenses for the quarter over the prior year was primarily related to a reduction in payroll and legal and professional expenses and an increase in consulting fees.  Going forward, the plant will generate small fixed maintenance expenses of approximately $100,000 per quarter until it becomes operational.  Expenses for the quarter included payroll and payroll taxes ($422,809), stock based compensation ($32,652), consulting ($219,347), batteries, motors and supplies ($79,774), legal and professional ($57,877) and depreciation ($101,491).  Our expenses for the quarter ended September 30, 2012 were $ 1,283,345 and included payroll and payroll taxes ($461,399), stock based compensation ($36,951), batteries, motors and supplies ($49,692), legal and professional ($471,320), consulting ($(21,663)) and depreciation ($15,573).

Net loss.  Net loss for the three months ended September 30, 2013 and 2012 were $ $1,045,164 and $ $1,283,345, respectively.

Operating Activities

Our operating activities from continuing operations resulted in net cash used by operations of $ 730,923 for the three months ended September 30, 2013 compared to net cash used by operations of $ 517,228 for the three months ended September 30, 2012.  The net cash used by operations for the three months ended September 30, 2013 reflects a net loss of $ $1,045,164 offset by stock based compensation of $ 32,652, depreciation of $ 101,491, $ 256,940 of rent, legal, consulting and professional services accepted as consideration for issuance of common stock, and increases in accounts payable of $ 64,324, accounts payable, related parties of $ 25,187, a reduction of customer deposits of $ 177,500 in connection to the delivery of the BARTA bus, and prepaid expenses and deposits of $ (36,103).  The net cash used by operations for the quarter ended September 30, 2012 reflects a net loss of $ $1,283,345 offset by stock based compensation of $ 36,951, amortized discount on convertible debentures of $ 23,243, and depreciation of $ 15,573, and increases of $178,920  in accounts payable and $ 15,668 in accounts payable, related parties.

Investing Activities

There were no material ($63) investing activities for the three months ended September 30, 2013 and 2012.

Financing Activities

Financing activities for the three months ended September 30, 2013 resulted in a net cash inflow of $ 592,105 and included cash inflows from shareholders’ advances $ 655,000, reduced by cash outflows for payments on long-term debt of $ 62,895.  Financing activities for the three months ended September 30, 2012 resulted in a net cash inflow of $ 498,365 and included cash inflows from proceeds from debentures of $ 500,000, reduced by cash outflows for payments on long-term debt of $ 1,635.

Nine Months Ended September 30, 2013 Compared to Nine Months Ended September 30, 2012

Revenue.  We generated revenue of $177,500 for the nine months ended September 30, 2013 for the all-electric Para-transit 12 passenger bus to BARTA mentioned above.  Direct Costs charged to operations were $176,233.  Sales for the nine months ended September 30, 2012 were for the sale of two experimental SUVs to a university for an engineering class ($87,000) and from a manufacturer to develop  two  prototype step vans ($135,098), for a total of $222,098.   Direct Costs charged to operations for the SUVs and step vans was $265,000.

Expenses.  Expenses for the nine months ended September 30, 2013 and 2012 were $ 4,968,775 and $ 3,338,202, respectively.  The increase in total expenses between years was primarily related to non-cash payments for consulting fees associated with the Workhorse Plant acquisition.   Going forward the plant will generate small fixed maintenance expenses of approximately $100,000 per quarter until it becomes operational.  Expenses for the nine months ended September 30, 2013 included payroll and payroll taxes ($1,154,669), stock based compensation ($1,173,179), consulting ($894,518), batteries, motors and supplies ($305,590), and legal and professional ($342,609).  Our expenses for the nine months ended September 30, 2012 were $ 3,338,202 and included payroll and payroll taxes ($1,410,544), stock based compensation ($256,877), legal and professional ($625,478), batteries, motors and supplies ($173,199), and consulting ($52,805).

Net loss.  Net loss for the nine months ended September 30, 2013 and 2012 were $ $4,791,275 and $ $3,116,104, respectively.

Operating Activities

Our operating activities from continuing operations resulted in net cash used by operations of $ 2,235,170 for the nine months ended September 30, 2013 compared to net cash used by operations of $ 1,710,996 for the nine months ended September 30, 2012.  The net cash used by operations for the nine months ended September 30, 2013 reflects a net loss of $ $4,791,275 offset by stock based compensation of $ 1,173,179, depreciation of $ 218,155, and $ 859,515 of rent, legal, consulting and professional services accepted as consideration for issuance of common stock, increases in accounts payable of $ 156,404, accounts payable, related parties of $ 39,981, customer deposits of $ 142,500, and an increase of prepaid expenses and deposits of $80,879.  The net cash used by operations for the nine months ended September 30, 2012 reflects a net loss of $ $3,116,104 offset by stock based compensation of $ 256,877, legal and consulting services valued at $ 475,000  accepted as consideration for the issuance of common stock, amortized discount on convertible debentures of $ 55,013, and depreciation of $ 48,458, increases in accounts payable of $ 379,191  and accounts payable, related parties of $ 97,932, and an increase in prepaid expenses and deposits of $ 38,185.

Investing Activities

Investing activity for the nine months ended September 30, 2013 was mainly the $ 5,000,000 purchase of the Workhorse Plant in Union City, IN.  Investing activity for the nine months ended September 31, 2012 was $ 28,753 for the acquisition of equipment in Loveland, OH.

Financing Activities

Financing activities for the nine months ended September 30, 2013 resulted in a net cash inflow of $7,202,877 and included cash inflows from the issuance of common stock of $ 4,301,761, and proceeds from the issuance of a secured debenture payable to Workhorse Custom Chassis, LLC of $ 2,250,000, proceeds from shareholders’ advances of $655,000 and proceeds from a note payable of $ 100,000, reduced by cash outflows for payments on long-term debt of $103,884.  The $1,665,409 net cash inflow from financing activities for nine months ended September 30, 2012 was $ 1,939,250 from the sale of debentures reduced by repayment of shareholder advances of $269,000 and payments on long-term debt of $4,841.

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

Liquidity and Capital Resources

As of September 30, 2013, we had current assets of $495,119 including cash of $ $7,463 and inventory of $393,752 mainly from the purchase of the Workhorse plant.  Current liabilities were $3,594,211, mainly accounts payable of $ $1,409,632 and shareholder advances of $1,213,000.  As of December 31, 2012, we had current assets of $93,846 including cash of $39,819 and current liabilities of $2,438,540, mainly $1,253,228 of accounts payable and $558,000 of Shareholder advances.

Cash

The cash balance in mid-November 2013 is about $40,000.  This will impact the payment of our outstanding accounts payable balance.

Accounts Payable

The company has numerous delinquent obligations to suppliers, employees and business contracts.  As of September 30, 2013 the accounts payable balance was $1,409,632.  Obligations are being prioritized for payment as the timing of receipt of funds allows.  Proactive communications to suppliers for delinquent current obligations have been ongoing.  Additionally, several suppliers have been offered common stock of the Company in exchange of foregoing the balance due to them.  The two largest payables, totaling $513,636, were converted to promissory notes during December 2012 with monthly payment plans extending to March and December 2014.

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

Federal Tax Credit Qualification by the IRS & Select State Incentive Programs

The Company has been qualified by the IRS for a vehicle federal tax credit of up to $7,500.  The Company joins a list of plug-in electric drive motor vehicle manufacturers, including Ford Motor Company, General Motors Corporation, Tesla, Toyota, and 13 EV manufacturers in all, qualifying purchasers for up to a $7,500 tax credit when purchasing an electric vehicle.  In September of 2013, California HVIP approved the AMP E-100 truck for a minimum point of purchase voucher of $35,000 per vehicle purchased. On August 9, 2013 NYSERDA the New York State point of purchase voucher program approved the AMP E-100 for an incentive of $60,000 per vehicle.

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

Operating results for the nine months ended September 30, 2013 are not necessarily indicative of the results that may be attained in subsequent periods or for the year ending December 31, 2013.

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

INCOME TAXES - As no taxable income has occurred from the date of this merger to September 30, 2013 cumulative deferred tax assets of approximately $ $6,052,000 are fully reserved, and no provision or liability for federal or state income taxes has been included in the financial statements. Net operating losses of approximately $3,600,000 are available for carryover to be used against taxable income generated through 2030, net operating losses of approximately $6,700,000 are available for carryover to be used against taxable income generated through 2031, net operating losses of approximately $3,900,000 are available for carryover to be used against taxable income generated through 2032, and net operating losses of approximately $3,600,000 are available for carryover to be used against taxable income generated through 2033.  The Company had not filed income tax returns during its period as a shell company.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company, we are not required to include disclosure under this item.

Item 4. Controls and Procedures

As of the end of the period covered by this Quarterly Report, our Chief Executive Officer and Chief Financial Officer performed an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act.  Based on the evaluation and the identification of the material weaknesses in internal control over financial reporting described below, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2013, the Company's disclosure controls and procedures were not effective.  To strengthen the financial area and in anticipation of operations beginning at the new Workhorse plant, of which there is no guarantee, the Company hired a new CFO with manufacturing experience.  The prior Interim CFO will continue as the Director of Finance.

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

Our Chief Executive Officer and Chief Financial Officer have conducted an assessment of our internal control over financial reporting as of September 30, 2013.  Management's assessment of internal control over financial reporting was conducted using the criteria in Internal Control over Financial Reporting – Guidance for Smaller Public Companies issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis.  In connection with management's assessment of our internal control over financial reporting as required under Section 404 of the Sarbanes-Oxley Act of 2002, we identified the following material weaknesses in our internal control over financial reporting as of September 30, 2013:

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

Because of the material weaknesses noted above, management has concluded that we did not maintain effective internal control over financial reporting as of September 30, 2013, based on Internal Control over Financial Reporting - Guidance for Smaller Public Companies issued by COSO.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2013 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

We are currently not a party to any material legal or administrative proceedings and are not aware of any pending or threatened material legal or administrative proceedings arising in the ordinary course of business.  We may from time to time become a party to various legal or administrative proceedings arising in the ordinary course of our business.

Item 1A. Risk Factors

We require capital for our operations as we are currently significantly undercapitalized and if we are unable to raise capital in the near future we will cease operations.

Our cash balance at mid-November 2013 is about $40,000.  This will impact the payment of our outstanding accounts payable balance.  We are currently evaluating several options for financing, but there are no guarantees that we will raise capital or that if we do raise the capital it will be on acceptable terms.

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

AMP has incurred net losses amounting to $ $26,162,533 for the period from inception (February 20, 2007) through September 30, 2013.  In addition, as of September 30, 2013, AMP has a working capital deficiency of $3,099,092.  If we incur additional significant operating losses, our stock price may decline, perhaps significantly.

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

The modern electric vehicle industry is in its infancy and has experienced substantial change in the last few years.  To date, demand for and interest in electric vehicles has been slower than forecasted by industry experts.  As a result, growth in the electric vehicle industry depends on many factors, including, but not limited to:

▪	continued development of product technology, especially batteries
▪	the environmental consciousness of customers
▪	the ability of electric vehicles to successfully compete with vehicles powered by internal combustion engines
▪	limitation of widespread electricity shortages; and
▪	whether future regulation and legislation requiring increased use of non-polluting vehicles is enacted

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

On August 15, 2013, Julio C. Rodriguez was named  the Chief Financial Officer of the Company, replacing Richard J. Calme, who resigned as Interim Chief Financial Officer and was appointed Director of Finance of the Company.  Pursuant to the terms of the Employment Agreement, Mr. Rodriguez shall receive an annual salary of $150,000.  As additional compensation Mr. Rodriguez was granted options to acquire 300,000 shares of common stock at an exercise price of $0.40 per share for a period of five years.  Mr. Rodriguez is a finance executive with over 30 years experience in financial and operational leadership roles within various industries including the automotive industry.

On October 24, 2013 Raymond J. Chess was appointed as a director of AMP Holding Inc.  Mr. Chess entered into a letter of agreement with the Company to receive an annual fee of $40,000 and options to purchase 500,000 shares of the Company at $0.26 per share over a five year period, vesting at 100,000 immediately and 40,000 every six months thereafter for a total of 500,000 shares.  Mr. Chess has past experience with General Motors Co. (GM) where he had responsibility for global management of GM’s crossover market segment and commercial truck segment.

On November 8, 2013, the Company issued 63,158 shares of S-8 Common Stock to Michael Staran at a cost basis of $0.19 per share for sales consulting work.

Additional disclosure

This issuance of these above securities is exempt from the registration requirements under Rule 4(2) of the Securities Act of 1933, as amended, and/or Rule 506 as promulgated under Regulation D.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During 2013, shareholders and related parties advanced $655,000 to the Company for working capital needs.

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

AMP HOLDING INC.

Dated: November 19, 2013	By:	/s/ Stephen S. Burns
Name: Stephen S. Burns
Title: Chief Executive Officer (Principal Executive Officer)

Dated: November 19, 2013	By:	/s/ Richard J. Calme
Name: Richard J. Calme
Title: Director of Finance

Dated: November 19, 2013	By:	/s/ Julio C. Rodriguez
Name: Julio C. Rodriguez
Title: Chief Financial Officer
(Principal Financial Officer)