Form 10-K
period 2013-12-31
AMP Holding Inc.
filed 2014-04-15
CIK 1425287

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

The number of shares of the Registrant’s common stock, $0.001 par value per share, outstanding as of April 15, 2014, was 76,622,130.

Forward-Looking Statements

The discussions in this Annual Report contain forward-looking statements reflecting our current expectations that involve risks and uncertainties. When used in this Report, the words “anticipate”, expect”, “plan”, “believe”, “seek”, “estimate” and similar expressions are intended to identify forward-looking statements.  These are statements that relate to future periods and include, but are not limited to, statements about the features, benefits and performance of our products, our ability to introduce new product offerings and increase revenue from existing products, expected expenses including those related to selling and marketing, product development and general and administrative, our beliefs regarding the health and growth of the market for our products, anticipated increase in our customer base, expansion of our products functionalities, expected revenue levels and sources of revenue, expected impact, if any, of legal proceedings, the adequacy of liquidity and capital resource, and expected growth in business.  Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected.  These risks and uncertainties include, but are not limited to, market acceptance for our products, our ability to attract and retain customers for existing and new products, our ability to control our expenses, our ability to recruit and retain employees, legislation and government regulation, shifts in technology, global and local business conditions, our ability to effectively maintain and update our product and service portfolio, the strength of competitive offerings, the prices being charged by those competitors and the risks discussed elsewhere herein.  These forward-looking statements speak only as of the date hereof.  We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

All references in this Form 10-K that refer to the “Company”, “AMP Holding", "AMP", “we,” “us” or “our” are to AMP Holding Inc. and unless otherwise differentiated, its wholly-owned subsidiary, AMP Electric Vehicles Inc.

PART I

ITEM 1.    BUSINESS

Overview

We design, develop, manufacture, and sell high-performance, medium-duty trucks with advanced powertrain components under the Workhorse proven chassis brand.   We believe that our vehicles, engineering expertise, innovation, and operational structure differentiate us from traditional truck manufacturers.

We recently announced that we filed a provisional patent for a new system that extends the range of electric vehicles while reducing the overall cost of the typical battery-electric power train. The new system, E-GEN Drive(TM), is designed specifically for the package delivery vehicle market, in which the diesel and/or gasoline-powered vehicles in use now, stop and restart hundreds of times a day.  We believe that battery-electric technology is an ideal fit for urban and suburban delivery routes and we understand fleet owner's concerns about range anxiety and cost. Our E-GEN Drive system will enable them to keep the batteries recharged to a consistent state of charge throughout the day and, since we are able to use smaller battery packs, we can reduce the cost of the entire system. Our E-GEN Drive trucks, offer a three-year payback making them price competitive with gasoline-powered trucks.

Our association with Power Solutions International (PSIX:NASDAQ) provides us with multi-fuel engines that function as generators. When the ignition is shut off, the engine automatically turns on and recharges the battery pack. When the ignition is turned back on, the engine turns off and the vehicle reverts to all-electric power. The engine and the battery-powered motor are never in use at the same time. It's not a traditional hybrid, but an extended-range electric vehicle.

As a result, we believe our new design has many benefits, including:

•
Fleet management flexibility: Depending on our customer’s driving patterns and fuel cost goals, our E-GEN drive train can be remotely adjusted to use more electric power or internal combustion engine (ICE) power at their choice.

•
Energy efficiency and cost of ownership: We believe our trucks offer our customers an attractive cost of ownership profile when compared to similar products.  Using a single electric powertrain with a small ICE enables us to create a lighter, more energy efficient vehicle that is mechanically simple.  Since we are able to use smaller battery packs, we can reduce the cost of the entire system.  Additionally, government incentives can reduce the cost of ownership even further.

•	High performance: We believe our trucks deliver an unparalleled driving experience with powerful acceleration for the most demanding applications with the added benefit of a very quiet operation.

We also announced the second generation, full-electric truck “E-100” which is a significant improvement to our first generation vehicle. The second-generation vehicle includes a single powerful electric motor with no transmission and new lighter, high-density Lithium Ion batteries giving the vehicle a range of up to 100 miles.

In March of 2013, we purchased the former Workhorse Custom Chassis assembly plant in Union City, Indiana from Navistar International (NAV:NYSE). This assembly plant has consistently produced more than $100 million dollars of revenue per year since 2003. With this acquisition, we became an Original Equipment Manufacturer (OEM) of Class 3-6 commercial-grade, medium-duty truck chassis to be marketed under the Workhorse® brand.

Ownership and operation of this plant enables us to build new chassis with gross vehicle weight capacities of between 10,000 and 26,000 pounds and offer them in four different fuel variants—electric, gas, propane, and compressed natural gas (CNG). We plan to offer commonly known Workhorse chassis like the W22, W42, W62, as well as a new, 88” track, W88 truck chassis that will be offered to fleet purchasing managers at price points that are both attractive and cost competitive.

At the same time, AMP intends to partner with engine suppliers and body fabricators to offer fleet-specific, custom, purpose-built chassis that provide total cost of ownership solutions that are superior to the competition.

In addition to having the ability to build our own chassis, we design and produce battery-electric power trains that can be installed in new Workhorse chassis or installed as repower packages to convert used Class 3-6 medium-duty vehicles from diesel or gasoline power to electric power. Our approach is to provide battery-electric power trains utilizing proven, automotive-grade, mass-produced parts in its architecture coupled with in-house control software that we have developed over the last five years.

The Workhorse Custom Chassis acquisition includes other important assets including the Workhorse brand and logo, intellectual property, schematics, logistical support from Up-Time Parts (a Navistar subsidiary) and, perhaps most importantly, a network of 400-plus sales and service outlets across North America.  We believe combination of AMP’s chassis assembly capability, coupled with its ability to offer an array of fuel choices, gives AMP/Workhorse a unique opportunity in the marketplace.

Our Products

Powertrain:

E-GEN
In January of 2014, AMP Holdings Inc. submitted a patent application for a new drive system.  This revolutionary design is an extended range electric drive system that we call the E-GEN.  This system is an electric drive that has a gasoline/propane or CNG engine that functions as an auxiliary generator that only runs when the battery reaches a certain level of depletion, the vehicle is in PARK and the key is out.  This system combines battery-electric propulsion with a low-horsepower, fossil fuel generator to produce a vehicle that gets two to four times the miles per gallon of its conventional counterpart, thus providing the fleet operator with a solution that has a three-year payback without any government incentives. We believe that this is the ideal solution for the domestic package delivery fleet operators as well as other specialized markets (i.e. shuttle, school, public transportation buses, and specialty-use vehicles). We are currently working with the California Air Resource Board (CARB) and the Environmental Protection Agency (EPA) to get approval for this design so it can qualify for governmental incentives.

Our approach to the commercial market is to provide alternative-fueled chassis at competitive prices that are as reliable and consistent, in all aspects, as the Navistar chassis that last rolled off the line in the last quarter of 2012.  Our sales strategy targets the Top Fleet Buyers.  We have restored purchasing arrangements with key parts suppliers, forged an arrangement for logistics support with UpTime Parts, Inc. and structured an engine supply agreement with Power Solutions International (NASDAQ:PSIX).

We are focused on the extended range electric E-GEN solution since it offers the customer a solution that provides answers to their key concerns with electric vehicles (i.e. range issues in cold weather, peak season requirements, infrastructure costs, and “what are my options if there is a power outage?”).

E-100
Our AMP E-100 all-electric, medium-duty truck is the second generation full electric power-train that is a significant improvement to our first generation.  It includes a single electric motor with no transmission and new lighter, high-density Lithium Ion batteries giving it a range of up to 100 miles.  This application has received California Air Resources Board approval for sale in California and is now on the California HVIP list and eligible for incentive purchase. Additionally, we are also approved in New York under the NYSERDA Program and approved for both new trucks and repowers under the Drive Clean Chicago incentive program.

Chassis:

W88
The new W88 chassis is designed to meet the needs of a wide range of customers. At the same time, it is a universal chassis from an operations perspective.  We believe that this chassis will be the workhorse of our product offerings.  We expect to offer this chassis with gross vehicle weight GVW ratings of 10,000 to 26,000 pounds.  It will also be offered with drive train and fuel systems ranging from all-electric , extended range electric EREV utilizing gasoline, propane or CNG, PSI gasoline 6-liter engine, propane, and CNG.

W22
The W22 chassis is designed to meet the needs of the recreational vehicle market for weight ratings up to 26,000 GVW. It has been in the marketplace for over 10 years and is well-proven for this application.  We will offer this chassis with the PSI 8.8 Liter engine.

W42
The W42 chassis is designed for the 12,000 to 14,500 GVW vehicle market. Like the W22 it has been in the marketplace for over 10 years and is well-regarded.

W62
The W42 chassis is designed for the 19,500 to 23,500 GVW vehicle market. Like the W22 and W42 it has been in the marketplace for over 10 years and is also well-proven.

Applications for these Products:

Commercial Step Vans

Package Delivery Industry: Approximately 80% of the vehicles in this segment operate on a fixed route and travel fewer than 100 miles per day, stop more than 100 times within an average duty cycle of eight to ten hours, and return to an indoor distribution center. The best examples include: UPS, FEDEX, FEDEX Ground, DHL, and Purolator.

Product Delivery Industry: Approximately 70% of the vehicles in this segment operate on a fixed route and travel fewer than 100 miles per day, stop between 50 and 100 times within an average duty cycle of eight to ten hours, and return to a distribution center that is either indoors, or the vehicles are stored at the dock, or in an outdoor lot adjacent to the distribution facility. Examples are: Frito-Lay, Pepsi, Coke, Aramark, Bimbo Bakeries, Peapod, and other grocery delivery services.

Laundry and Uniform Service Industry: Approximately 60% of the vehicles in this segment operate on a fixed route and travel approximately 100 miles per day, stop between 30 and 50 times within an average duty cycle of eight to ten hours, and return to a laundry facility where the vehicles are stored outside the facility. Cintas, Aramark, UniFirst, and Diaper Service are examples.

Food Service Industry: Approximately 80% of the vehicles in this segment operate on a fixed route and travel approximately 100 miles per day stopping between 10 and 30 times within an average duty cycle of eight to ten hours. They return to a commissary facility where the vehicles are stored outside the facility and serviced at this common facility. Food trucks fall into this category.

Utility Industry: The route that these vehicles follow is dependent on the utility and the energy company’s territory. Some utilities, for example, are captive to a county or surrounding counties of one large metro area. This model is ideal for a segment of the fleet to be all electric utility vehicles. For the utilities that cover the entire state or even multiple states, CNG, or Hybrid CNG/Electric vehicles are required.

Special Use Industry: This segment basically consists of what is not already mentioned. SWAT, Warehouse on Wheels i.e. Snap-on-Tools, HVAC, Plumbers, and other service applications that require a large cube storage vehicle fit into this category.

The current number of commercial step vans in use in the US is approximately 300,000 units. Today between 3% and 4% are replaced with new vehicles every year. A number of the larger fleets that effectively utilize this type of vehicle replace vehicles at a rate closer to 7% per year.  We believe that with the proper mix of alternative fuel options combined with purpose-built chassis for specific use in this segment will result in a replacement rate of as much as 10% in the initial transition period and then a 5% to 7% overall rate long term.

Medium Duty Buses

The next segment that we believe will have significant volume potential for us is the medium duty bus (108”H x 95.5 W x 247”to 286” L) Para-Transit, Shuttle and School Buses are part of this segment.  We are able to offer alternative fuel solutions, as well as innovative E-GEN EREV solutions combined with the AMP/Workhorse chassis.

Special Use Vehicles

The special use vehicle segment includes emergency vehicles, wreckers, construction equipment, communications equipment and military base application.  This segment is similar to Medium-duty buses in terms of volume potential.

Recreational Vehicles

In 2006, the Union City, IN Workhorse facility produced close to 20,000 RV chassis. The high-volume point for this total segment was 70,000 new units per year at which time Workhorse produced approximately 30% of that volume. RV Sales in 2012 were approximately 25,000 and sales are projected to grow in the next few years. Our ability to offer a gasoline, propane, or CNG RV would allow us to offer an additional unique product in this segment.

Technology

Batteries Are Key
The battery pack is key to the design, development, and manufacture of advanced electric-vehicle power trains. Where some other EV manufacturers purchase their batteries in a plug-and-play pack, we build our own battery packs. This keeps the intellectual property related to the design and production of the pack in-house and avoids the issues that occur when a battery supplier fails. And it also enables us to pay less for our batteries and pack than do our competitors thus our all-electric truck is less expensive than competitive vehicles. We use the Panasonic or LG Chem 18650 cells and, like Tesla, design the pack around these commodity cells.

In-House Software Development is Essential
Our power trains encompass the complete motor assemblies, computers, and software required for vehicle electrification. We use off-the-shelf, proven components and combine them with our proprietary software.

Innovation is the Future
Additionally, we have developed a cloud-based, remote management system to manage and track the performance of all of the vehicles that we deploy in order to provide a 21st Century solution for fleet managers.

Locations and Facilities

Our company headquarters and R & D facility is located at 100 Commerce Drive, Loveland, Ohio, a Cincinnati suburb. We occupy a 30,000 sq. ft. facility that allows for the manufacture of 1,000 electric power train kits per year. Power trains will be delivered to the Workhorse facility in Indiana or shipped to our dealer network for onsite installation in conversion vehicles.
Workhorse/AMP Trucks, Inc. Location

Our truck assembly facility is located in Union City, Indiana.  This facility consists of three buildings with 270,000 square feet of manufacturing and office space on 46 acres.

Workhorse Facility

In March of 2013, we purchased the former Workhorse Custom Chassis assembly plant in Union City, Indiana. This assembly plant has consistently produced more than $100 million dollars of revenue per year since 2003. With this acquisition, we became an Original Equipment Manufacturer (OEM) of Class 3-6 commercial-grade, medium-duty truck chassis to be marketed under the Workhorse® brand.

Ownership and operation of this plant enables us to build new chassis with gross vehicle weight capacity of between 10,000 and 26,000 pounds and offer them in four different fuel variants—electric, gas, propane, and CNG. We plan to offer well- known Workhorse chassis like the W22, W42, W62, as well as a new, 88” track W88 truck chassis that will be offered to fleet purchasing managers at price points that are both attractive and cost competitive.

At the same time, AMP intends to partner with engine suppliers and body fabricators to offer fleet-specific, custom, purpose-built chassis that provide total cost of ownership solutions that are superior to the competition.

In addition to building our own chassis, we design and produce battery-electric power trains that can be installed in new Workhorse chassis or installed as repower packages to convert used Class 3-6 medium-duty vehicles from diesel or gasoline power to electric power. Our approach is to provide battery-electric power trains utilizes proven, automotive-grade, mass-produced parts in its architecture coupled with in-house control software that it has developed over the last five years.

The Workhorse Custom Chassis acquisition includes other important assets including the Workhorse brand and logo, intellectual property, schematics, logistical support from UpTime Parts (a Navistar subsidiary) and, perhaps most importantly, a network of 400 plus sales and service outlets across North America.  We believe the combination of AMP’s chassis assembly capability, coupled with its ability to offer an array of fuel choices, gives AMP/Workhorse a unique opportunity in the marketplace.

Marketing

Our sales team is focused on a targeted list of high profile, former purchasers, and current buyers of the Workhorse chassis with the goal of securing purchase orders from these companies. These purchase orders will give us the first look at next year’s chassis demand related to electric and extended range electric vehicles.

Our priority is to establish the commercial step van as our core business. We intend to be the best choice for a vehicle in this segment regardless of the fuel type that the customer chooses.  Additionally, our sales plan is to meet with the top potential customers and obtain purchase orders for new electric, extended range electric, gasoline, propane, or CNG vehicles for their production vehicle requirements.

The second segment that we are focused on is medium-duty buses. This is based on fact that we completed two 15-passenger para-transit buses for BARTA (Berks County Regional Transit Authority) in Pennsylvania.  These buses are equipped with wireless charging and represent a unique solution for a number of applications (i.e. airport hotels, rental car companies and municipal transit authorities). Once we have completed all of the relevant testing on these buses we will work with bus body builders to develop pricing and plan to offer a Workhorse/AMP chassis for sales in late 2016.

Finally, since our competitive advantage in the marketplace is our ability to provide purpose-built solutions to customers that have unique requirements at relatively low-volume, we have submitted proposals to companies for purpose-built vehicle applications.

AMP Trucks will promote the Workhorse brand at select trade shows, conferences and briefings. In 2013, AMP exhibited at ACT 2013 (the Alternative Clean Transportation) Expo in Washington, DC, and Steve Burns, AMP CEO, was a speaker at the event. We also exhibited at High Efficiency Truck User Forum in Chicago in 2013 and demonstrated an AMP E-100 in the Ride and Drive. With the completion of demonstration vehicles, we will be able to have vehicles on site at Ride and Drives events and/or static display vehicles for our trade show activities that include the ACT 2014 show in Long Beach, CA in May 2014.

Strategic Relationships

Power Solutions International (PSIX:NASDAQ): PSI supplies engines that are certified and calibrated for on-road use by companies such as AMP/Workhorse utilizing gasoline, propane or CNG as a fuel.  They have the ability and the resources to provide engines that meet fleet requirements in volumes that are significantly below the volume requirements of companies like Ford or Freightliner for similar specialized powertrain systems.

Morgan Olsen, Utilimaster, TransTech Bus, ECO, and other up-fitters or body fabricators: All of these companies build bodies customized for the needs of their customers and mated to chassis that are available to them from the short list of chassis suppliers. The functionality and configuration the end-user receives in the finished product is limited by the available chassis/powertrain.  AMP/Workhorse will work with these organizations to provide chassis that not only best fit the needs of the end user customer but also provide the customer with a competitive advantage in their specific industry or application.

Research and Development

The majority of our research and development is conducted in-house at our facilities near Cincinnati, Ohio.  Additionally, we contract with engineering firms to assist with validation and certification requirements as well as specific vehicle integration tasks.

Competitive Companies

There are two primary competitors in the medium-duty vehicle segment in the US market:  Ford and Freightliner.  Neither has disclosed any plans to offer 100% EV or EREV vehicles in this segment. Ford is vertically integrated building a complete vehicle or chassis including Ford engine & transmission.  They provide a chassis as a strip-chassis (which is similar to the Workhorse product) or they provide it with a cab. Ford vehicles tend to be of a lighter design than that of either Workhorse or Freightliner. For this segment Freightliner provides a chassis as a strip-chassis, which is similar to the Workhorse/AMP Truck chassis.

We believe the most dramatic difference between AMP and the other competitors in the medium duty truck market is our ability to offer customers purpose-built solutions that meet the needs of their unique requirements at a competitive price. While there are many electric car companies from abroad, there are only a few foreign companies that have vehicles in the category of medium-duty trucks.

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

Agreements

Momentum Dynamics and BARTA (Berks County Regional Transportation Authority)
On December 29, 2012, the Company entered into an Agreement with Momentum Dynamics to engineer, develop, and produce two development vehicles for BARTA in Reading, Pennsylvania.  We are seeking to have this project generate the following: promote the use of AMP products for other similar applications i.e. rental car shuttle buses, motel and hotel shuttle buses, school   buses, and other hospitality shuttle bus applications, network the AMP products through the Momentum Dynamic sales channel, and promote the sale of AMP products to the Departments of Transportation throughout the US.

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

Our cash balance as of the end of March 2014 was $2.7M.  This may impact the payment of our outstanding accounts payable balance.  We are currently evaluating several options for financing, but there are no guarantees that we will raise capital or that if we do raise the capital it will be on acceptable terms.

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

AMP has incurred net losses amounting to $27,481,812 for the period from inception (February 20, 2007) through December 31, 2013.  In addition, as of December 31, 2013, AMP has a working capital deficiency of $ 4,020,840.  If we incur additional significant operating losses, our stock price may decline, perhaps significantly.

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS

None.

ITEM 2.    PROPERTIES

Our principal offices are located at 100 Commerce Drive, Loveland, Ohio 45247, which include 7,500 square feet in office space and 22,500 square feet in manufacturing/development space.  We pay $12,231 per month in rent and our current lease expires in September 2018.  At December 31, 2013 approximately $17,133.46 is included in accounts payable for amounts due to the lessor.  On March 13, 2013 the Company acquired the operating assets of Workhorse Custom Chassis, LLC, an unrelated company located in Union City, Indiana.  The following summarizes the consideration paid, and the components of the purchase price and the related allocation of assets acquired and liabilities assumed:

Consideration
Cash at closing	2,750,000
Secured debenture	2,250,000
5,000,000
Assets acquired
Inventory	400,000
Equipment	500,000
Land	300,000
Buildings	3,800,000
5,000,000

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

Quarter Ended	March 31		June 30		September 30		December 31
	High	Low	High	Low	High	Low	High	Low
2012	$0.55	$0.20	$0.29	$0.11	$0.25	$0.10	$0.25	$0.08
2013	0.37	0.12	0.53	0.23	0.51	0.23	0.30	0.10

Holders of our Common Stock

As of April 10, 2014, there were approximately 79 stockholders of record of our common stock.  This number does not include shares held by brokerage clearing houses, depositories or others in unregistered form.  The stock transfer agent for our securities is Empire Stock Transfer, Inc., 1859 Whitney Mesa Drive, Henderson, Nevada 89014.

Dividends

The Company has never declared or paid any cash dividends on its common stock.  The Company currently intends to retain future earnings, if any, to finance the expansion of its business.  As a result, the Company does not anticipate paying any cash dividends in the foreseeable future.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth the aggregate information of our equity compensation plans in effect as of December 31, 2013:

Plan	Number of securities to be issued upon exercise of outstanding options and rights	Weighted-average exercise price of outstanding options and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in first column)
Equity compensation plans approved by security holders – 2010 Stock Incentive Plan	1,582,000	$0.42	388,250

Equity compensation plans approved by security holders – 2011 Incentive Stock Plan	225,000	$0.70	775,000

Equity compensation plans or arrangements not approved by security holders - 2012 Incentive Stock Plan	21,753,565	$0.77	1,441,500

Equity compensation plans or arrangements not approved by security holders - 2013 Incentive Stock Plan	5,000,000	$0.28	2,500,000

Total	23,560,565	$0.75	5,104,750

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

On December 4, 2012, the Company granted stock options to acquire 1,575,000 shares of common stock to officers, employees and consultants under the 2012 Incentive Stock Plan at an exercise price of $0.11 per share for a period of three years vesting 34% on December 31, 2013 8.35% at the end of each quarter thereafter for eight quarters, ending December 31, 2014.

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

On December 11, 2013, the Company entered into a Promissory Note with JMJ Financial in the principal amount up to $335,000 of which only $80,000 was funded.  On March 7, 2014, the Company paid the outstanding balance owed under the Note and, as a result, has no further obligations to JMJ under the Note.

On January 17, 2014 the Company entered an Incentive Stock Options plan to be granted to officers or directors, provided they are also employees of the Company.

On March 18, 2014, the Company entered into a Subscription Agreement with Joseph T. Lukens (“Lukens”), an existing shareholder and an accredited investor, whereby Lukens agreed to acquire 30,000,000 shares of common stock and Common Stock Purchase Warrants to acquire 15,000,000 shares of common stock in consideration of $3,000,000.

Additional disclosure

This issuance of these above securities is exempt from the registration requirements under Rule 4(2) of the Securities Act of 1933, as amended, and/or Rule 506 as promulgated under Regulation D.

ITEM 6.    SELECTED FINANCIAL DATA

YEARS ENDED DECEMBER 31,	2013	2012	2011	2010	2009
OPERATING SUMMARY
Sales	177,500	272,098	190,035	140,707	-
Net loss during the development stage	(6,110,554)	(4,272,489)	(8,705,711)	(5,028,106)	(1,524,923)
Basic and diluted loss per share	(0.08)	(0.10)	(0.26)	(0.23)	(6.20)
Shares used in per share calculation	75,710,613	44,915,220	33,888,737	22,019,054	245,770

FINANCIAL POSITION SUMMARY
Total assets	4,850,997	220,693	449,894	529,361	79,694
Cash and cash equivalents	7,019	39,819	89,488	385,293	0
Total current assets	443,736	93,846	267,717	453,190	13,688
Total current liabilities	4,464,578	2,438,540	1,936,648	784,608	583,406
Net working capital	(4,020,842)	(2,344,694)	(1,668,931)	(331,418)	(569,718)
Stockholders’ equity (deficit)	(1,906,471)	(2,580,033)	(1,556,304)	(280,500)	(503,712)
Common stock outstanding	82,711,524	55,955,463	38,734,650	27,712,401	17,769,836

CASH FLOW SUMMARY
Net cash provided (used) by operations	(2,732,628)	(2,201,281)	(5,878,893)	(3,251,514)	(1,240,975)
Net cash provided (used) by investing activities	(2,750,063)	(22,753)	(156,750)	(26,014)	8,649
Net cash provided (used) by financing activities	5,449,892	2,174,365	5,739,838	3,662,821	1,174,023
Net increase (decrease) in cash and equivalents	(32,799)	(49,669)	(295,805)	385,293	(58,303)

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our consolidated financial statements and the related notes that appear elsewhere in this Annual Report on Form 10-K

Overview and 2013 Highlights

We recently announced that we filed a provisional patent for a new system that extends the range of electric vehicles while reducing the overall cost of the typical battery-electric power train. The new system, E-GEN Drive(TM), is designed specifically for the package delivery vehicle market, in which the diesel and/or gasoline-powered vehicles in use now, stop and restart hundreds of time a day.  We believe that battery-electric technology is an ideal fit for urban and suburban delivery routes and we understand fleet owner's concerns about range anxiety and cost. Our E-GEN Drive system will enable them to keep the batteries recharged to a consistent state of charge throughout the day and, since we are able to use smaller battery packs, we can reduce the cost of the entire system. Our E-GEN Drive trucks, offer a three-year payback making them price competitive with gasoline-powered trucks.

Our association with Power Solutions International (PSIX:NASDAQ) provides us with multi-fuel engines that function as generators. When the ignition is shut off, the engine automatically turns on and recharges the battery pack. When the ignition is turned back on, the engine turns off and the vehicle reverts to all-electric power. The engine and the battery-powered motor are never in use at the same time. It's not a traditional hybrid, but an extended-range electric vehicle.

We also announced the second generation, full-electric truck “E-100” which is a significant improvement to our first generation vehicle. The second-generation vehicle includes a single powerful electric motor with no transmission and new lighter, high-density Lithium Ion batteries giving the vehicle a range of up to 100 miles.

We have focused our investments in Research and Development in these new exciting technologies.

In March of 2013, we purchased the former Workhorse Custom Chassis assembly plant in Union City, Indiana from Navistar International (NAV:NYSE). This assembly plant has consistently produced more than $100 million dollars of revenue per year since 2003. With this acquisition, we became an Original Equipment Manufacturer (OEM) of Class 3-6 commercial-grade, medium-duty truck chassis to be marketed under the Workhorse® brand.

Ownership and operation of this plant enables us to build new chassis with gross vehicle weight capacities of between 10,000 and 26,000 pounds and offer them in four different fuel variants—electric, gas, propane, and CNG. We plan to offer commonly known Workhorse chassis like the W22, W42, W62, as well as a new, 88” track, W88 truck chassis that will be offered to fleet purchasing managers at price points that are both attractive and cost competitive.

On August 7, 2013 we delivered an all-electric Para-transit 12 passenger bus to BARTA (Berks County Regional Transit Authority) of Pennsylvania.  This initial vehicle was the conversion of a Ford E-450 chassis.  Like the package delivery van, this type of chassis could also be produced at the AMP Workhorse facilities as an AMP/Workhorse chassis.  The total revenue associated with the two unit conversion and integration of wireless induction charging will be $355,000, one of which has been delivered during the year.

Results of Operations

Year Ended December 31, 2013 Compared to Year Ended December 31, 2012

Revenue.  Revenue was $177,500 for the year ended December 31, 2013 for the all-electric Para-transit 12 passenger bus to BARTA mentioned above. Revenue was $272,098 for the year ended December 31, 2012 and consisted of a limited number of customer conversions.

Expenses.  Our expenses for the year ended December 31, 2013 were $6,288,053 and included payroll and payroll taxes ($1,527,952), stock based compensation ($1,392,370), consulting ($1,088,818) legal and professional ($441,439), interests ($258,261), and batteries, motors and supplies and vehicle testing ($397,617).  Our expenses for the year ended December 31, 2012 were $4,544,587 and included payroll and payroll taxes ($1,773,232), stock based compensation ($338,853), legal and professional ($709,883), advertising ($429,483), and batteries, motors and supplies ($240,907).  The major reasons for the increase in comparing the year ended 2013 to 2012 was primarily related to non-cash payments for consulting fees associated with the Workhorse Plant acquisition and plant expenses as well as the development of the new Gen II and E-Gen technologies.

Net loss.  Net loss for the years ended December 31, 2013 and 2012 were $6,110,554 and $4,272,489, respectively.

Liquidity and Capital Resources

As of December 31, 2013, we had current assets of $443,736 including cash of $7,019 and current liabilities of $4,464,577.  As of December 31, 2012, we had current assets of $93,846 including cash of $39,819 and current liabilities of $2,438,540.

Operating Activities

Our operating activities from continuing operations resulted in net cash used by operations of $2,732,628 for the year ended December 31, 2013 compared to net cash used by operations of $2,201,281 for the year ended December 31, 2012.  The net cash used by operations for the year ended December 31, 2013 reflects a net loss of $ $6,110,554 offset by the following items that reconcile net loss from operations to cash used by operations:  stock based compensation of $1,392,370, depreciation of $319,649, interest expense of $ 52,795 on convertible debentures converted to common stock, and $1,106,328  of legal and professional services accepted as consideration for issuance of common stock.  The net cash used by operations for the year ended December 31, 2013 was also impacted by the following changes in operating assets and liabilities:  increases in accounts payable of $293,158, accounts payable, related parties of $78,814 and customer deposits of $117,500, and decreases in inventory of $48,252, and prepaid expenses and deposits of $30,942.  The net cash used by operations for the year ended December 31, 2012 reflects a net loss of $4,272,489 offset by the following items that reconcile net loss from operations to cash used by operations:  stock based compensation of $338,853, amortized discount on convertible debentures of $91,493, depreciation of $63,629, loss on sale of assets of $14,454, interest expense of $106,164 on convertible debentures converted to common stock, and $773,000 of legal and professional services accepted as consideration for issuance of common stock.  The net cash used by operations for the year ended December 31, 2013 was also impacted by the following changes in operating assets and liabilities:  increases in accounts payable of $399,497, accounts payable, related parties of $124,916 and customer deposits of $35,000, and decreases in inventory of $80,998, prepaid expenses and deposits of $38,185, and accounts receivable of $5,019.

Investing Activities

Our investing activities for the year ended December 31, 2013 resulted in net cash outflow of $2,750,063 mainly for the acquisition of the Workhorse plant.  Our investing activities for the year ended December 31, 2012 resulted in net cash outflow of $22,753 including $28,753 for the acquisition of equipment offset by proceeds of $6,000 from the sale of equipment.

Financing Activities

Our financing activities resulted in a cash inflow of $5,449,891 for the year ended December 31, 2013 and included cash inflows from the issuance of common preferred stock of $4,285,417, shareholder advances of $1,376,300, and repayment of long-term debt of $211,826.  Our financing activities resulted in a cash inflow of $2,174,365 for the year ended December 31, 2012 and included cash inflows from the issuance of convertible debentures of $1,939,250 and shareholder advances, net of repayments, of $246,000 and cash outflows for payments on long-term debt of $10,885.

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

Advertising

Advertising and public relation costs are charged to operations when incurred.  Advertising and public relation expense was approximately $120,000 and $429,000 for the years ended December 31, 2013 and 2012, respectively, and $1,386,000 for the period from inception to December 31, 2013.

Income taxes

With the consent of its shareholders, at the date of inception, AMP elected under the Internal Revenue Code to be taxed as an S corporation.  Since shareholders of an S corporation are taxed on their proportionate share of the Company’s taxable income, an S corporation is generally not subject to either federal or state income taxes at the corporate level.  On December 28, 2009 pursuant to the merger transaction the company revoked its election to be taxed as an S-corporation.  As no taxable income has occurred from the date of this merger to December 31, 2013 cumulative deferred tax assets of approximately $6,426,000  are fully reserved, and no provision or liability for federal or state income taxes has been included in the financial statements.  Net operating losses of approximately $ 3,600,000 are available for carryover to be used against taxable income generated through 2030, net operating losses of approximately $6,700,000 are available for carryover to be used against taxable income generated through 2031, and net operating losses of approximately $3,900,000 are available for carryover to be used against taxable income generated through 2032, and net operating losses of approximately $4,700,000 are available for carryover to be used against taxable income generated through 2033.  The Company had not filed income tax returns during its period as a shell company.

Research and development costs

Research and development costs are expensed as they are incurred.  Research and development expense incurred was approximately $2,892,000  and $2,077,000  for the years ended December 31, 2013 and 2012, respectively, and $14,583,000 for the period from inception to December 31, 2013 consisting of consulting, payroll and payroll taxes, engineering temporaries, purchased supplies, legal fees, parts and small tools.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we are not required to include disclosure under this item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

AMP Holding Inc. (A Development Stage Company) Financial Statements December 31, 2013 and 2012 With Report of Independent Registered Public Accounting Firm

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying balance sheets of AMP Holding Inc. (A Development Stage Company) as of December 31, 2013 and 2012 and the related statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended and for the period from inception, February 20, 2007, to December 31, 2013.  These financial statements are the responsibility of the company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of AMP Holding Inc. as of December 31, 2013 and 2012, and the results of its operations and its cash flows for the years then ended and for the period from inception, February 20, 2007, to December 31, 2013 in conformity with accounting principles generally accepted in the United States of America.

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

Cincinnati, Ohio
April 15, 2014

one east fourth street, suite 1200
cincinnati, ohio 45202

www.cshco.com
p. 513.241.3111
f. 513.241.1212

cincinnati   |   cleveland   |   columbus   |   miami valley   |   northern Kentucky   |   springfield   |   toledo

AMP Holding Inc.
(A Development Stage Company)
Balance Sheets
December 31, 2013 and 2012

Assets	December 31, 2013	December 31, 2012

Current assets:
Cash and cash equivalents	$7,019	$39,819
Inventory	392,750	41,002
Prepaid expenses and deposits	43,967	13,025
	443,736	93,846
Property, plant and equipment:
Land	300,000	-
Buildings	3,800,000	-
Leasehold improvements	19,225	19,225
Software	27,721	27,721
Equipment	670,183	170,120
Vehicles and prototypes	164,959	164,959
	4,982,088	382,025
Less accumulated depreciation	574,827	255,178
	4,407,261	126,847

	$4,850,997	$220,693

Liabilities and Stockholders' Equity (Deficit)

Current liabilities:
Accounts payable	$1,546,388	$1,253,228
Accounts payable, related parties	468,165	336,556
Customer deposits	177,500	60,000
Shareholder advances	1,934,300	558,000
Current portion of long-term debt	338,225	230,756
	4,464,578	2,438,540

Long-term debt	2,292,890	362,186

Commitments and contingencies	-	-

Stockholders' equity (deficit):
Series A preferred stock, par value of $.001 per share 75,000,000 shares shares authorized, 0 shares issued and outstanding at December 31, 2013
and December 31, 2012	-	-
Common stock, par value of $.001 per share 250,000,000 shares authorized,
82,711,524 shares issued and outstanding at December 31, 2013 and
55,955,463 shares issued and outstanding at December 31, 2012	82,712	55,955
Additional paid-in capital	20,321,536	14,956,547
Stock based compensation	5,171,093	3,778,723
Accumulated deficit during the development stage	(27,481,812)	(21,371,258)
	(1,906,471)	(2,580,033)

	$4,850,997	$220,693

See accompanying notes to financial statements.

AMP Holding Inc.
(A Development Stage Company)
Statements of Operations
For the Years Ended December 31, 2013 and 2012
and for the Period From Inception,
February 20, 2007 to December 31, 2013

	Year Ended December 31, 2013	Year Ended December 31, 2012	Since Date of Inception, February 20, 2007 to December 31, 2013

Sales	$177,500	$272,098	$780,340

Expenses:
Payroll and payroll taxes	1,527,952	1,773,232	8,854,798
Employee benefits	14,464	157,164	667,707
Stock based compensation	1,392,370	338,853	5,188,833
Batteries and motors and supplies	185,784	240,907	2,921,340
Legal and professional	441,439	709,883	2,582,193
Advertising	119,677	429,483	1,386,057
Consulting	1,088,818	59,063	2,192,223
Travel and entertainment	113,774	85,577	598,478
Rent	149,436	148,569	601,434
Insurance	148,684	116,907	534,303
Vehicles, development and testing	211,833	57,786	534,034
Depreciation	319,649	63,629	612,656
Interest and bank fees	258,261	230,887	515,588
Engineering, temporary labor	11,563	4,237	262,849
Facilities, repairs & maintenance	117,770	42,348	322,353
Utilities	160,766	39,614	295,721
Loss on sale of assets	-	14,454	27,544
Other	25,814	31,994	164,041
	6,288,054	4,544,587	28,262,152

Net loss during the development stage	$(6,110,554)	$(4,272,489)	$(27,481,812)

Basic and diluted loss per share	$(0.08)	$(0.10)

Weighted average number of common
shares outstanding	75,710,613	44,915,220

See accompanying notes to financial statements.

AMP Holding Inc.
(A Development Stage Company)
Statements of Stockholders' Equity (Deficit)
From Inception, February 20, 2007
to Decmber 31, 2013

	Common Stock		Series A Preferred Stock		Additional	Stock	Accumulated Deficit During the	Total Stockholders'
	Number of Shares	Amount	Number of Shares	Amount	Paid-in Capital	Based Compensation	Development Stage	Equity (Deficit)

Beginning capital - inception	-	$-	-	$-	$-	$-	$-	$-

Issuance of common stock, and fulfillment
of stock subscriptions receivable	7,210	900,000	-	-	-	-	-	900,000
Net loss from operations, period of inception,
February 20, 2007 to December 31, 2007	-	-	-	-	-	-	(456,145)	(456,145)
	7,210	$900,000	-	$-	$-	$-	$(456,145)	$443,855

Issuance of common stock, and fulfillment
of stock subscriptions receivable	4,305	875,000	-	-	-	-	-	875,000
March 10, 2008 stock dividend	62,720	-	-	-	-	-	-	-
Share based compensation for the year
ended December 31, 2008	-	9,757	-	-	-	-	-	9,757
Net loss from operations for the year
ended December 31, 2008	-	-	-	-	-	-	(1,383,884)	(1,383,884)
	74,235	$1,784,757	-	$-	$-	$-	$(1,840,029)	$(55,272)

January 1, 2009 stock re-pricing agreement	18,025	-						-
Issuance of common stock, and fulfillment
of stock subscriptions receivable	168,210	753,511	-	-	49,989	-	-	803,500
Share based compensation to
December 28, 2009	-	7,983	-	-	-	-	-	7,983
Shares issued out of stock option plan on
December 31, 2009	3,220	-	-	-	-	-	-	-
Net effect of purchase accounting adjustments	17,508,759	(2,528,479)	-	-	2,528,479	-	-	-
Conversion of convertible notes	-	-	8,375	8	264,992	-	-	265,000
Net loss from operations for the year
ended December 31, 2009	-	-	-	-	-	-	(1,524,923)	(1,524,923)
	17,772,449	$17,772	8,375	$8	$2,843,460	$-	$(3,364,952)	$(503,712)

Conversion of convertible note	29,750	30	-	-	9,970	-	-	10,000
Issuance of preferred stock, and fulfillment
of stock subscriptions receivable	-	-	625	1	24,999	-	-	25,000
Issuance of common stock, and fulfillment
of stock subscriptions receivable	9,808,566	9,809	-	-	3,682,530	-	-	3,692,339
Conversion of account payable	101,636	102	-	-	86,898	-	-	87,000
Share based compensation for the year
ended December 31, 2010	-	-	-	-	-	1,436,979	-	1,436,979
Net loss from operations for the year
ended December 31, 2010	-	-	-	-	-	-	(5,028,106)	(5,028,106)
	27,712,401	$27,713	9,000	$9	$6,647,857	$1,436,979	$(8,393,058)	$(280,500)

Issuance of common stock, and fulfillment
of stock subscriptions receivable	9,912,447	9,911	-	-	5,404,830	-	-	5,414,741
Stock options and warrants exercised	38,692	39	-	-	12,236	-	-	12,275
Conversion of preferred stock to common stock	1,071,110	1,072	(9,000)	(9)	(1,063)	-	-	-
Share based compensation for the year
ended December 31, 2011	-	-	-	-	-	2,002,891	-	2,002,891
Net loss from operations for the year
ended December 31, 2011	-	-	-	-	-	-	(8,705,711)	(8,705,711)
	38,734,650	$38,735	-	$-	$12,063,860	$3,439,870	$(17,098,769)	$(1,556,304)

Issuance of detached warrants in connection
with convertible debentures	-	-	-	-	91,493	-	-	91,493
Conversion of debentures and interest	10,227,070	10,227	-	-	2,035,187	-	-	2,045,414
Conversion of account payable	6,993,743	6,993	-	-	766,007	-	-	773,000
Share based compensation for the year
ended December 31, 2012	-	-	-	-	-	338,853	-	338,853
Net loss from operations for the year
ended December 31, 2012	-	-	-	-	-	-	(4,272,489)	(4,272,489)
	55,955,463	$55,955	-	$-	$14,956,547	$3,778,723	$(21,371,258)	$(2,580,033)
Issuance of common stock, and fulfillment
of stock subscriptions receivable	21,330,000	21,330	-	-	4,254,270	-	-	4,275,600
Stock options and warrants exercised	18,764	20	-	-	1,143	-	-	1,163
Conversion of convertible note	500,000	500	-	-	99,500	-	-	100,000
Conversion of account payable	4,907,297	4,907	-	-	1,010,076	-	-	1,014,983
Share based compensation for the year
ended December 31, 2013	-	-	-	-	-	1,392,370	-	1,392,370
Net loss from operations for the year
ended December 31, 2013	-	-	-	-	-	-	(6,110,554)	(6,110,554)
	82,711,524	82,712	-	-	20,321,536	5,171,093	(27,481,812)	(1,906,471)

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
Consulting services valued at $302,500, $126,000, $119,075, $11,750, and $155,000 were accepted as consideration for issuance of common stock in March, May, June, July, and September 2013, respectively.

Legal services valued at $40,000, $15,000, $5,000, and $5,000 were accepted as consideration for issuance of common stock in March, June, July, and August 2013, respectively.
Rent expense valued at $80,190 was accepted as consideration for issuance of common stock in March, June, July, and August 2013, respectively.

See accompanying notes to financial statements.

AMP Holding Inc.
(A Development Stage Company)
Statements of Cash Flows
For the Years Ended December 31, 2013 and 2012
and for the Period From Inception,
February 20, 2007 to December 31, 2013

	Year Ended December 31, 2013	Year Ended December 31, 2012	Since Date of Inception, February 20, 2007 to December 31, 2013

Cash flows from operating activities:
Net loss during the development stage	$(6,110,554)	$(4,272,489)	$(27,481,812)
Adjustments to reconcile net loss from operations
to cash used by operations:
Depreciation	319,649	63,629	612,656
Loss on sale of assets	-	14,454	27,544
Stock based compensation	1,392,370	338,853	5,188,833
Interest expense on convertible debentures	52,795	106,164	158,959
Amortized discount on convertible debentures	-	91,493	91,493
Legal, consulting and investment services	1,106,328	773,000	2,016,328
Effects of changes in operating assets and liabilities:
Accounts receivable	-	5,019	-
Inventory	48,252	80,998	7,250
Prepaid expenses and deposits	(30,942)	38,185	(43,967)
Accounts payable	293,160	399,497	2,060,024
Accounts payable, related parties	78,814	124,916	415,370
Customer deposits	117,500	35,000	177,500

Net cash used by operations	(2,732,628)	(2,201,281)	(16,769,822)

Cash flows from investing activities:
Cash paid in acquisition of Workhorse Custom Chasis, LLC	(2,750,000)		(2,750,000)
Capital expenditures	(63)	(28,753)	(376,713)
Proceeds on sale of assets	-	6,000	38,900

Net cash used by investing activities	(2,750,063)	(22,753)	(3,087,813)

Cash flows from financing activities:
Proceeds from debentures	-	1,939,250	1,939,250
Proceeds from notes payable	-	-	160,000
Payments on notes payable	-	-	(150,000)
Proceeds from long-term debt	-	-	50,000
Payments on long-term debt	(211,826)	(10,885)	(230,884)
Shareholder advances, net of repayments	1,376,300	246,000	1,934,300
Issuance of common and preferred stock	4,285,418	-	16,161,989

Net cash provided by financing activities	5,449,892	2,174,365	19,864,655

Change in cash and cash equivalents	(32,799)	(49,669)	7,020

Cash at the beginning of the period	39,819	89,488	-
Cash at the end of the period	7,019	39,819	7,020

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
During March 2013, the Company entered into a note payable in the amount of $2,250,000 related to the acquisition of Workhorse Custom Chasis, LLC. See note 2 to the financial statements.
Consulting services valued at $302,500, $126,000, $119,075, $11,750, and $155,000 were accepted as consideration for issuance of common stock in March, May, June, July, and September 2013, respectively.

Legal services valued at $40,000, $15,000, $5,000, and $5,000 were accepted as consideration for issuance of common stock in March, June, July, and August 2013, respectively.
Rent expense valued at $80,190 was accepted as consideration for issuance of common stock in March, June, July, and August 2013, respectively.

See accompanying notes to financial statements.

AMP Holding Inc.
(A Development Stage Company)
 Notes to Financial Statements
December 31, 2013 and 2012
and for the Period From Inception,
February 20, 2007 to December 31, 2013

1.	SUMMARY OF SIGNIFICANT ACCOUNTING PRINICPLES

The following accounting principles and practices are set forth to facilitate the understanding of data presented in the financial statements:

Nature of operations and principles of consolidation
AMP Holding Inc., formerly known as Title Starts Online, Inc. (the Company), incorporated in the State of Nevada in 2007 with $3,100 of capital from the issuance of common shares to the founding shareholder. On August 11, 2008 the Company received a Notice of Effectiveness from the U.S. Securities and Exchange Commission, and on September 18, 2008, the Company closed a public offering in which it accepted subscriptions for an aggregate of 200,000 shares of its common stock, raising $50,000 less offering costs of $46,234. With this limited capital the Company did not commence operations and remained a “shell company” (as defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended).

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

Since the acquisition, the Company has devoted the majority of its resources to the development of an all-electric drive system capable of moving heavy large vehicles ranging from full size SUV’s up to and including Medium Duty Commercial trucks.  Additionally, in February, 2013 AMP Holding Inc. formed a new wholly owned subsidiary, AMP Trucks Inc., an Indiana corporation. On March 13, 2013 AMP Trucks Inc. closed on the acquisition of an asset purchase of Workhorse Custom Chassis.  The assets included in this transaction include:  The Workhorse brand, access to the dealer network of 440 dealers nationwide, intellectual property, and all physical assets which include the approximately 250,000 sq. ft. of facilities on 48 acres of land in Union City, Indiana.  This acquisition allows AMP Holding Inc. the position as a medium duty OEM capable of producing new chassis with electric, propane, compressed natural gas, and hybrid configurations, as well as gasoline drive systems.  Revenues since the inception of the Company, February 20, 2007, through the date of these financial statements have not been significant and consist of customer vehicle conversions and sales of converted experimental vehicles.  All significant inter-company transactions have been eliminated in consolidation.

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
December 31, 2013 and 2012
and for the Period From Inception,
February 20, 2007 to December 31, 2013

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

Buildings: 15 – 30 years
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
December 31, 2013 and 2012
and for the Period From Inception,
February 20, 2007 to December 31, 2013

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

Advertising
Advertising and public relation costs are charged to operations when incurred.  Advertising and public relation expense was approximately $120,000 and $429,000 for the years ended December 31, 2013 and 2012, respectively, and $1,386,000 for the period from inception to December 31, 2013 consisting primarily of consulting fees and travel and related expenses for attendance at car shows and industry expositions.

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

As no taxable income has occurred from the date of this merger to December 31, 2013 cumulative deferred tax assets of approximately $6,426,000  are fully reserved, and no provision or liability for federal or state income taxes has been included in the financial statements.  Net operating losses of approximately $ 3,600,000 are available for carryover to be used against taxable income generated through 2030, net operating losses of approximately $6,700,000 are available for carryover to be used against taxable income generated through 2031, and net operating losses of approximately $3,900,000 are available for carryover to be used against taxable income generated through 2032, and net operating losses of approximately $4,700,000 are available for carryover to be used against taxable income generated through 2033.  The Company had not filed income tax returns during its period as a shell company.

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

Research and development costs
The Company expenses research and development costs as they are incurred.  Research and development expense incurred was approximately $2,892,000 and $2,077,000 for the years ended December 31, 2013, and 2012, respectively, and $14,583,000 for the period from inception to December 31, 2013, consisting of consulting, payroll, payroll taxes, engineering temporaries, purchased supplies, legal fees, parts and small tools.

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

Subsequent events
On December 11, 2013, the Company entered into a Promissory Note with JMJ Financial in the principal amount up to $335,000 of which only $80,000 was funded.  On March 7, 2014, the Company paid the outstanding balance owed under the Note and, as a result, has no further obligations to JMJ under the Note.

On March 18, 2014, the Company entered into a Subscription Agreement with Joseph T. Lukens (“Lukens”), an existing shareholder and an accredited investor, whereby Lukens agreed to acquire 30,000,000 shares of common stock and Common Stock Purchase Warrants to acquire 15,000,000 shares of common stock in consideration of $3,000,000.

AMP Holding Inc.
(A Development Stage Company)
Notes to Financial Statements
December 31, 2013 and 2012
and for the Period From Inception,
February 20, 2007 to December 31, 2013

2.	ACQUISITION

On March 13, 2013 the Company acquired the operating assets of Workhorse Custom Chassis, LLC, an unrelated company located in Union City, Indiana.  The following summarizes the consideration paid, and the components of the purchase price and the related allocation of assets acquired and liabilities assumed.

Consideration
Cash at closing	2,750,000
Secured debenture	2,250,000
5,000,000
Assets acquired
Inventory	400,000
Equipment	500,000
Land	300,000
Buildings	3,800,000
5,000,000

Valuation methods used for the identifiable assets acquired in the acquisition make use of fair value measurements based on unobservable inputs and reliance on management’s assumptions that similar market participants would use in pricing the assets.  As such, the fair value measurements represent a Level 3 input

3.	LONG-TERM DEBT

	December 31, 2013	December 31, 2012
Long-term debt consists of the following:

Secured debenture payable to Workhorse Custom Chassis, LLC, due March 2016 plus interest at 10%. The debenture is secured by the real estate and related assets of the plant located in Union City, Indiana with a net book value of $4,335,000 at December 31, 2013	2,250,000	-

Note payable, Bank due in monthly installments of $635 including interest at 5.04% with the final payment due August 2015. The note is secured by equipment with a net book value of $11,147 at December 31, 2013	11,928	18,761

Note payable, vendor due in monthly installments of $439 including interest at 8.00% with the final payment due December 2014. The note is secured by equipment with a net book value of $8,775 at December 31, 2013	5,051	10,545

Note payable to the City of Loveland, due in annual installments of $10,241 including interest with the final payment due October 2016. Interest rate amended to 8.00%. The note is unsecured and contains restrictions on the use of proceeds.	50,000	50,000

Note payable, vendor due in monthly installments of $5,000 for the first half of 2013, escalating to final payment of $43,736 in March 2014. Note is noninterest bearing and is unsecured.	123,736	281,236

Note payable, vendor due in monthly installments of $2,000 plus interest at 4% for the first half of 2013, escalating to final payment of $18,461 plus interest at 4% in December 2014. Note is unsecured.	190,400	232,400

	2,631,115	592,942
Less current portion	338,225	230,756

Long term debt	2,292,890	362,186

AMP Holding Inc.
(A Development Stage Company)
Notes to Financial Statements
December 31, 2013 and 2012
and for the Period From Inception,
February 20, 2007 to December 31, 2013

Aggregate maturities of long-term debt are as follows:

2014	338,225
2015	32,890
2016	2,260,000
2,631,115

The note payable to the City of Loveland contains job creation incentives whereby each annual payment may be forgiven by the City upon the Company meeting minimum job creation benchmarks.  This loan agreement amended the incentives to 30 full time employees within the City of Loveland with payroll totaling $135,000 by July 31, 2013 and 40 employees with payroll totaling $175,000 by July 31, 2014, continuing with an average of 40 employees with payroll totaling $175,000 thereafter.  The proceeds from this loan were to be used for qualified disbursements only, and the Company has been notified it did not meet the requirements for qualified disbursements and for forgiveness of the 2012 principal and interest payment, which is now past due.  In 2013 the Company has an accrual on the books for $22,900.

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

AMP Holding Inc.
(A Development Stage Company)
Notes to Financial Statements
December 31, 2013 and 2012
and for the Period From Inception,
February 20, 2007 to December 31, 2013

In addition to the 2012 Notes, the 2012 Investors also received common stock purchase warrants (the “2012 Warrants”) to acquire 1,939,250 shares of common stock of the Company.  The 2012 Warrants are exercisable for three years at an exercise price of $0.50 per share, reduced to $0.25 per share as noted above.  The value of the detachable 2012 Warrants was determined using a lattice-based valuation model that used an expected volatility, estimated by management as 50% based on a range of forecasted results, and an expected risk-free rate of return, based on market yields in effect on the grant dates for United States Treasury debt securities with a three year maturity.  The $91,493 value of the detachable 2012 Warrants was recorded as an increase in additional paid-in capital and a discount against the 2012 Notes.  The discount on the 2012 notes was amortized as interest expense during the period that the 2012 Notes were outstanding. Amortization charged to the Statement of Operations is $91,493 for the year ended December 31, 2013.

The 2012 Notes and the 2012 Warrants carry standard anti-dilution provisions but in no event may the conversion price be reduced below $0.25.  Further, the 2012 Investors will have the right to participate in the next financing on a pro-rata basis up to $1,000,000.

5.	SHAREHOLDER AND RELATED PARTY ADVANCES

Investor advances are as follows:

2013	2012	Rate	Date	Expire	Note
43,000	43,000	3%	11/30/2009	3/31/2012	1
15,000	15,000	10%	10/5/2012	10/5/2013	1
100,000	100,000	10%	10/16/2012	10/16/2013	1
100,000	100,000	10%	10/16/2012	10/16/2013	1
50,000	50,000	10%	10/19/2012	10/19/2013	1
50,000	50,000	10%	11/2/2012	11/2/2013	1
50,000	50,000	10%	11/8/2012	11/8/2013	1
100,000	100,000	10%	12/6/2012	12/6/2013	1
50,000	50,000	10%	12/19/2012	12/19/2013	1
3,200		10%	10/10/2013	10/10/2014
2,500		10%	11/5/2013	11/5/2014
200,000		10%	11/12/2013	11/12/2014
50,000		10%	12/2/2013	12/2/2014
50,000		10%	12/30/2013	12/30/2014
80,000			12/11/2013		2
990,600			Various 2013		3
1,934,300	558,000

1	The term of the advance has expired but the shareholders have no demanded repayment. The Company is negotiating to have the advances converted into equity during the first quarter of 2014.
2	Paid on 3/8/2014, see subsequent events note.
3	Various non-interest bearing shareholders' deposits. Being converted into equity first quarter 2014.

AMP Holding Inc.
(A Development Stage Company)
Notes to Financial Statements
December 31, 2013 and 2012
and for the Period From Inception,
February 20, 2007 to December 31, 2013

6.	LEASE OBLIGATIONS

On October 1, 2011 the Company began leasing operating facilities under an agreement expiring on September 30, 2018.  Future minimum monthly lease payments under the agreement are currently $12,231 and increase 3% in October of each year.  Prepaid expenses and deposits include a security deposit equal to $12,275.  Aggregate maturities of lease obligations are as follows:

2014	152,312
2015	156,881
2016	161,588
2017	166,435
2018	127,614
764,830

The Company also leased office space for approximately $1,000 per month on a month to month agreement through May 2012 and two apartments for approximately $2,200 per month on month to month agreements through January 2012.    Total rent expense under these operating type leases for the years ended December 31, 2013 and 2012 was $ 149,436 and $ 148,569, respectively, and $ 601,434 for the period from inception to December 31, 2013.

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

AMP Holding Inc.
(A Development Stage Company)
Notes to Financial Statements
December 31, 2013 and 2012
and for the Period From Inception,
February 20, 2007 to December 31, 2013

The following table summarizes option activity for directors, officers and employees:

	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Grant Date Fair Value per Share	Weighted Average Remaining Exercise Term in Months
Outstanding at December 31, 2010	4,940,000	$0.56	$0.33	77
Exercisable at December 31, 2010	1,854,625	$0.53	$0.32	75
Granted	3,425,000	0.63	0.28	54
Exercised	(29,750)	0.41	0.26	40
Forfeited	-	-	-	-
Expired	-	-	-	-
Outstanding at December 31, 2011	8,335,250	$0.59	$0.31	58
Exercisable at December 31, 2011	4,588,875	$0.57	$0.31	60
Granted	2,025,000	0.13	0.05	40
Exercised	-	-	-	-
Forfeited	(1,315,375)	0.61	0.27	40
Expired	(1,314,375)	0.55	0.29	51
Outstanding at December 31, 2012	7,730,500	$0.48	$0.25	44
Exercisable at December 31, 2012	6,080,000	$0.54	$0.29	46
Granted	2,100,000	0.29	0.12	45
Exercised	(21,126)	0.11	0.04	29
Forfeited	-	-	-	-
Expired	(505,000)	0.70	0.20	-
Outstanding at December 31, 2013	9,304,374	$0.44	$0.23	39
Exercisable at December 31, 2013	6,670,937	$0.51	$0.27	38

The Company recorded $421,281, $325,673, $855,246, and $2,208,141 compensation expense for stock options to directors, officers and employees for the years ended December 31, 2013, 2012, 2011 and the period from inception (February 20, 2007) to December 31, 2013, respectively.  As of December 31, 2013, unrecognized compensation expense of $541,832 is related to non-vested options granted to directors, officers and employees which is anticipated to be recognized over the next 35 months, commensurate with the vesting schedules.

Options to consultants
The Company has also granted, on various dates, stock options to purchase common stock of the Company to consultants for services previously provided to the Company.  The terms, exercise prices and vesting of these awards vary.

AMP Holding Inc.
(A Development Stage Company)
Notes to Financial Statements
December 31, 2013 and 2012
and for the Period From Inception,
February 20, 2007 to December 31, 2013

The following table summarizes option activity for consultants:

	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Grant Date Fair Value per Share	Weighted Average Remaining Exercise Term in Months
Outstanding at December 31, 2010	810,000	$0.67	$0.23	32
Exercisable at December 31, 2010	380,000	$0.63	$0.22	31
Granted	70,000	0.59	0.18	31
Exercised	-	-	-	-
Forfeited	-	-	-	-
Expired	-	-	-	-
Outstanding at December 31, 2011	880,000	$0.66	$0.23	20
Exercisable at December 31, 2011	755,000	$0.64	$0.22	20
Granted	150,000	0.11	0.04	36
Exercised	-	-	-	-
Forfeited	(30,000)	0.76	0.25	9
Expired	(340,000)	0.83	0.28	8
Outstanding at December 31, 2012	660,000	$0.45	$0.15	14
Exercisable at December 31, 2012	561,000	$0.50	$0.17	10
Granted	400,000	0.21	0.10	57
Exercised	-	-	-	-
Forfeited	-	-	-	-
Expired	(810,000)	0.67	0.23	-
Outstanding at December 31, 2013	250,000	$0.35	$0.13	23
Exercisable at December 31, 2013	628,125	$0.39	$0.15	17

The Company recorded $68,747, $(70,171), $83,265 and $164,741 compensation expense for stock options to consultants for the years ended December 31, 2013, 2012, 2011 and the period from inception (February 20, 2007) to December 31, 2013, respectively.  As of December 31, 2013, unrecognized compensation expense of $71,017 is related to non-vested options granted to consultants which is anticipated to be recognized over the next 35 months, commensurate with the vesting schedules.

Warrants to accredited investors
From December 2010 through December 2011, common stock sold by the Company included common stock purchase warrants to acquire shares of common stock of the Company.  For each ten shares sold, each investor received a warrant to purchase five shares of common stock for a period of two years at an exercise price of $0.80 per share.  In November 2012, the purchase warrants were modified to change the exercise period from two years to three years.  The $112 cost of this modification is included in stock based compensation expense for the year ended December 31, 2013.

From January 2012 through August 2012, the 2012 Investors received 2012 Warrants to acquire common stock of the Company.  The 2012 Warrants are exercisable for three years at an exercise price of $0.50.  In November 2012, the Company entered into a Note and Warrant Amendment and Conversion Agreement whereby the holders and the 2012 Investors converted all principal and interest under the 2012 Notes into shares of common stock.  Further, the exercise price of the 2012 Warrants was reduced to $0.25 per share.  The $20,795 cost of the reduction in the exercise price for accredited investors is included in stock based compensation expense for the year ended December 31, 2013.

AMP Holding Inc.
(A Development Stage Company)
Notes to Financial Statements
December 31, 2013 and 2012
and for the Period From Inception,
February 20, 2007 to December 31, 2013

The above securities were offered and sold to the investors in private placement transactions made in reliance upon exemptions from registration pursuant to Section 4(2) under the Securities Act of 1933 (the “Securities Act”) and/or Rule 506 promulgated under the Securities Act. The investors are accredited investors as defined in Rule 501 of Regulation D promulgated under the Securities Act.

The following table summarizes warrant activity for accredited investors:

	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Grant Date Fair Value per Share	Weighted Average Remaining Exercise Term in Months
Outstanding at December 31, 2010	785,001	$0.80	$0.11	24
Exercisable at December 31, 2010	785,001	$0.80	$0.11	24
Granted	4,956,224	0.80	0.11	24
Exercised	-	-	-	-
Forfeited	-	-	-	-
Expired	-	-	-	-
Outstanding at December 31, 2011	5,741,225	$0.80	$0.11	17
Exercisable at December 31, 2011	5,741,225	$0.80	$0.11	17
Granted	1,450,000	0.50	0.06	36
Modified warrants prior to modifications	(7,191,225)	0.74	0.10	10
Modified warrants after modifications	7,191,225	0.69	0.10	20
Exercised	-	-	-	-
Forfeited	-	-	-	-
Expired	-	-	-	-
Outstanding at December 31, 2012	7,191,225	$0.69	$0.10	19
Exercisable at December 31, 2012	7,191,225	$0.69	$0.10	19
Granted	10,954,063	0.40	0.05	28
Exercised	-	-	-	-
Forfeited	-	-	-	-
Expired	(1,901,666)	0.76	0.13	-
Outstanding at December 31, 2013	16,243,622	$0.52	$0.07	22
Exercisable at December 31, 2013	16,243,622	$0.52	$0.07	22

The Company recorded $902,342, $20,907, $546,824, and $1,556,423 compensation expense for stock warrants to accredited investors for the years ended December 31, 2013, 2012, 2011 and the period from inception (February 20, 2007) to December 31, 2013, respectively.  There is no unrecognized compensation expense for these warrants because they are fully vested at date of grant.

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

AMP Holding Inc.
(A Development Stage Company)
Notes to Financial Statements
December 31, 2013 and 2012
and for the Period From Inception,
February 20, 2007 to December 31, 2013

The following table summarizes warrant activity for the placement agent and consultants:

	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Grant Date Fair Value per Share	Weighted Average Remaining Exercise Term in Months
Outstanding at December 31, 2010	3,717,984	$0.60	$0.21	52
Exercisable at December 31, 2010	2,617,984	$0.61	$0.19	51
Granted	887,910	0.60	0.27	60
Exercised	(44,638)	0.40	0.18	39
Forfeited	-	-	-	-
Expired	-	-	-	-
Outstanding at December 31, 2011	4,561,256	$0.60	$0.22	43
Exercisable at December 31, 2011	4,081,256	$0.59	$0.21	42
Granted	28,334	0.60	0.24	60
Exercised	-	-	-	-
Forfeited	-	-	-	-
Expired	-	-	-	-
Outstanding at December 31, 2012	4,589,590	$0.60	$0.22	31
Exercisable at December 31, 2012	4,339,590	$0.59	$0.21	31
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited	-	-	-	-
Expired	-	-	-	-
Outstanding at December 31, 2013	4,589,590	$0.60	$0.22	22
Exercisable at December 31, 2013	4,339,590	$0.60	$0.22	22

The Company recorded $0, $64,936, $373,876 and $936,340 compensation expense for stock warrants to the placement agent and consultants for the years ended December 31, 2013, 2012, 2011 and the period from inception (February 20, 2007) to December 31, 2013, respectively.  As of December 31, 2013, unrecognized compensation expense of $82,500 is related to non-vested warrants granted to consultants which is anticipated to be recognized over the next 32 months, commensurate with the vesting schedules.  There is no unrecognized compensation expense for the placement agent warrants because they are fully vested at date of grant.

Warrants to directors and officers
In December 2010 and May 2011, the Company issued to certain directors and officers common stock purchase warrants to acquire shares of common stock at an exercise price of $2.00 per share for a period of five years.  In November 2011, under the terms of a Promissory Note issued to a director and officer, common stock purchase warrants were issued to acquire 100,000 shares of common stock at an exercise price of $0.50 per share for a period of one year.  In May 2012, a director and officer received 100,000 2012 Warrants to acquire common stock of the Company at an exercise price of $0.50 for a period of three years.  In June 2012, a director and officer converted secured and unsecured loans provided to the Company from September 2011 to June 2012 in the aggregate amount of $389,250 into the 2012 Notes and 2012 Warrants.  In November 2012, the Company entered into a Note and Warrant Amendment and Conversion Agreement whereby the holders and the 2012 Investors converted all principal and interest under the 2012 Notes into shares of common stock.  Further, the exercise price of the 2012 Warrants was reduced to $0.25 per share.  The $7,388 cost of the reduction in the exercise price for officers and directors is included in stock based compensation expense for the year ended December 31, 2013.

AMP Holding Inc.
(A Development Stage Company)
Notes to Financial Statements
December 31, 2013 and 2012
and for the Period From Inception,
February 20, 2007 to December 31, 2013

The following table summarizes warrant activity for directors and officers:
	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Grant Date Fair Value per Share	Weighted Average Remaining Exercise Term in Months
Outstanding at December 31, 2010	1,400,000	$2.00	$0.13	59
Exercisable at December 31, 2010	1,400,000	$2.00	$0.13	59
Granted	1,600,000	1.91	0.09	57
Exercised	-	-	-	-
Forfeited	-	-	-	-
Expired	-	-	-	-
Outstanding at December 31, 2011	3,000,000	$1.95	$0.11	49
Exercisable at December 31, 2011	3,000,000	$1.95	$0.11	49
Granted	489,250	0.50	0.01	36
Modified warrants prior to modifications	(489,250)	0.50	0.01	31
Modified warrants after modifications	489,250	0.25	0.01	31
Exercised	-	-	-	-
Forfeited	-	-	-	-
Expired	(100,000)	0.50	0.10	-
Outstanding at December 31, 2012	3,389,250	$1.75	$0.09	37
Exercisable at December 31, 2012	3,389,250	$1.75	$0.09	37
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited	-	-	-	-
Expired	(100,000)	0.50	0.10	-
Outstanding at December 31, 2013	3,289,250	$1.75	$0.09	28
Exercisable at December 31, 2013	3,289,250	$1.75	$0.09	28

The Company recorded $0, $(2,492), $143,680 and $323,188 compensation expense for stock warrants to directors and officers for the years ended December 31, 2013, 2012, 2011 and the period from inception (February 20, 2007) to December 31, 2013, respectively.  There is no unrecognized compensation expense for these warrants because they are fully vested at date of grant.

8.	RECENT PRONOUNCEMENTS

In February 2013, the FASB issues ASU 2013-02, Comprehensive Income (Topic 220) – Reporting of Amounts Reclassified out of Accumulated Other Comprehensive Income.  The amendments do not change the current requirements for reporting net income or other comprehensive income in financial statements. These amendments require an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under U.S. GAAP that provide additional details about those amounts.  For public entities, the amendments are effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2012.  Early adoption is permitted.  We do not anticipate any material impact from this Update.

In July 2013, the FASB issued ASU No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists, which amends ASC 740, Income Taxes. The amendments provide guidance on the financial statement presentation of an unrecognized tax benefit, as either a reduction of a deferred tax asset or as a liability, when a net operating loss carryforward, similar tax loss, or a tax credit carryforward exists. The amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013 and may be applied on either a prospective or retrospective basis. We do not expect the adoption of these provisions to have a significant impact on the Company’s consolidated financial statements.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A.    CONTROLS AND PROCEDURES

As of the end of the period covered by this Annual Report, our Chief Executive Officer and Interim Chief Financial Officer performed an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act.  Based on the evaluation and the identification of the material weaknesses in internal control over financial reporting described below, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2013, the Company's disclosure controls and procedures were not effective.

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

Our Chief Executive Officer and Interim Chief Financial Officer have conducted an assessment of our internal control over financial reporting as of December 31, 2013.  Management's assessment of internal control over financial reporting was conducted using the criteria in Internal Control over Financial Reporting – Guidance for Smaller Public Companies issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis.  In connection with management's assessment of our internal control over financial reporting as required under Section 404 of the Sarbanes-Oxley Act of 2002, we identified the following material weaknesses in our internal control over financial reporting as of December 31, 2013:
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

Because of the material weaknesses noted above, management has concluded that we did not maintain effective internal control over financial reporting as of December 31, 2013, based on Internal Control over Financial Reporting - Guidance for Smaller Public Companies issued by COSO.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fourth quarter ended December 31, 2013 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.  On May 16, 2012, Paul Gonzales resigned as the Chief Financial Officer of the Company.  Richard Calme, then Controller, was appointed by the Company to serve as the Interim Chief Financial Officer.  On August 7, Julio C. Rodriguez was hired as the new Chief Financial Officer and Mr. Calme was name Director of Finance.  Martin J. Rucidlo, President, assists in reviewing financial information.

ITEM 9B.    OTHER INFORMATION

Cash

The cash balance at the end of March 2014 is $2.7M.

Accounts Payable

The company has numerous delinquent current obligations to suppliers, employees and business contracts.  As of December 31, 2013 the accounts payable balance is $1,546,386.  Obligations are being prioritized for payment as the timing of receipt of funds allows.  Proactive communications to suppliers for delinquent current obligations have been ongoing.  Additionally, several suppliers have been offered common stock of the Company in exchange of foregoing the balance due to them.  The two largest payables, totaling $513,636 were converted to promissory notes during December 2012 with monthly payment plans extending to March and December 2014.

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

Effective August 7, 2013, Julio C. Rodriguez and the Company entered into an Employment Agreement pursuant to which Mr. Rodriguez agreed to serve as the Chief Financial Officer of the Company.  Mr. Rodriguez will replace Richard J. Calme who resigned as the Interim Chief Financial Officer.  Mr. Calme has been appointed to serve as Director of Finance of the Company.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The officers and director of the Company are as follows:
Name	Age	Position
James E. Taylor	56	Chairman of the Board of Directors
Stephen S. Burns	53	Director, Chief Executive Officer, Secretary and Treasurer
Martin J. Rucidlo	55	President
Julio C. Rodriguez	55	Chief Financial Officer

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

Julio C. Rodriguez, Chief Financial Officer

Mr. Rodriguez is a finance executive with over 30 years of experience in financial and operational leadership roles within various industries including the automotive industry.  From 1999 until 2013, Mr. Rodriguez served in various executive roles for Genuine Parts Company ("GPC") and its subsidiaries.  Most recently, from 2008 through 2013, Mr. Rodriguez served as Director Process Improvement for GPC, whereby Mr. Rodriguez organized, coordinated, executed control process improvement and cost savings projects for all company divisions. Prior to this, from 2006 through 2008, Mr. Rodriguez served as Vice President Finance & Corporate Secretary for Johnson Industries, a subsidiary of GPC.    Mr. Rodriguez holds a Bachelor of Science degree in Business Administration and a Bachelor of Science degree in Accounting from Catholic University Caracas, Venezuela.

Family Relationships

There are no family relationships among our directors and executive officers.  There is no arrangement or understanding between or among our executive officers and directors pursuant to which any director or officer was or is to be selected as a director or officer.

Involvement in Certain legal Proceedings

To our knowledge, during the last ten years, none of our directors and executive officers has:

●	Had a bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time.
●	Been convicted in a criminal proceeding or been subject to a pending criminal proceeding, excluding traffic violations and other minor offenses.
●
Been subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities.

●
Been found by a court of competent jurisdiction (in a civil action), the SEC, or the Commodities Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

●
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

On October 24, 2013, the size of the Board of Directors was increased from two to three and Raymond J. Chess was appointed as a director of the Company.  Prior to joining the Board of Directors, Mr. Chess served on our advisory board pursuant to which he received a stock option to acquire 100,000 shares of common stock at an exercise price of $0.25 per share.  On October 24, 2013, Mr. Chess entered into a letter agreement with the Company pursuant to which he was appointed as a director of the Company in consideration of an annual fee of $40,000.  Additionally, the Company granted Mr. Chess options to purchase 500,000 shares of the Company’s common stock at US$0.26 per share.  The options will expire five years from the vesting period with 100,000 options vesting upon the signing of the agreement and 40,000 every six months thereafter for a total of 500,000 shares.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors and executive officers and persons who own more than 10% of the issued and outstanding shares of our common stock to file reports of initial ownership of common stock and other equity securities and subsequent changes in that ownership with the SEC.  Officers, directors and greater than ten percent stockholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file.  To our knowledge, based solely on a review of the copies of such reports furnished to us and written representations that no other reports were required, during the fiscal year ended December 31, 2013 all Section 16(a) filing requirements applicable to our officers, directors and greater than 10% beneficial owners were complied with.

ITEM 11.    EXECUTIVE COMPENSATION

The following summary compensation table sets out details of compensation paid to (a) our principal executive officer; (b) each of our two most highly compensated executive officers who served as executive officers during the fiscal year ended December 31, 2013; and (c) up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the fiscal year ended December 31, 2013, except that no disclosure is provided for any named executive officer, other than our principal executive officer, whose total compensation did not exceed $100,000 for the fiscal year ended December 31, 2013:

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-equity Incentive Plan Compensation ($)	Change in Pension Value and Non- Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
James E. Taylor Chairman of the Board (1)	2013	-	-	-	-	-	-	80,000	80,000
	2012	125,000	-	-	-	-	-	-	125,000

Stephen S. Burns CEO and Director	2013	200,000	-	-	11,160	-	-	-	211,160
	2012	200,000	-	-	11,160	-	-	-	211,160

Martin J. Rucidlo President	2013	125,000	-	-	30,600	-	-	-	155,600
	2012	108,333	-	-	30,600	-	-	-	138,933

Richard J. Calme Director of Finance	2013	75,000	-	-	3,720	-	-	-	78,720
	2012	75,000	-	-	3,720	-	-	-	78,720

Paul V. Gonzales CFO (2)	2013	-	-	-	-	-	-	-	-
	2012	56,250	-	-	-	-	-	-	56,250

Julio C. Rodriguez CFO	2013	150,000	-	-	45,000	-	-	-	195,000

(1) Resigned as CEO effective August 10, 2012
(2) Resigned as CFO effective May 16, 2012

Employment Agreements

James E. Taylor Employment Agreement

On December 8, 2010, James E. Taylor entered into an employment agreement with the Company pursuant to which he was appointed as the Chief Executive Officer and Vice-Chairman of the Company in consideration of an annual salary of $300,000.  Additionally, Mr. Taylor will be eligible for annual bonuses with a target amount of 100% of his salary.  The actual amount of any bonus may be more or less than such target and will be determined by the board of directors in its absolute discretion.  Half of the bonus may be paid, in the Company’s discretion, in unregistered shares of common stock at a price per share equal to the weighted average closing price per share of the common stock over the twenty most recent trading days prior to such grant.  In addition to the salary and any bonus, Mr. Taylor will be entitled to receive health and fringe benefits that are generally available to the Company’s management employees.  As additional compensation, the Company granted Mr. Taylor options to acquire 1,200,000 shares of common stock at an exercise price of $0.72 per share for a period of ten years.  The Company also provided Mr. Taylor with a common stock purchase warrant to acquire 600,000 shares of common stock exercisable at any time in the five years following the signing of the agreement at an exercise price of $2.00 per share.  Effective August 10, 2012, Mr. Taylor resigned as the CEO of the Company and continues to serve as the Chairman of the Board of Directors.  As of December 31, 2013, payroll in the amount of $87,500 was due and payable and included in accounts payable, based on terms of Mr. Taylor’s employment agreement.

Stephen S. Burns Employment Agreement

On December 8, 2010, Stephen S. Burns entered into an employment agreement with the Company pursuant to which he was appointed as the President of the Company in consideration of an annual salary of $200,000, however, only 50% of the salary ($100,000) will be payable at this time.  The remaining 50% of the salary will accrue and be deferred until the board of directors elects to increase the salary to include all or a portion of the deferred salary based on certain events.  Additionally, Mr. Burns will be eligible for annual bonuses with a target amount of 100% of his salary.  The actual amount of any bonus may be more or less than such target and will be determined by the Board in its absolute discretion.  Half of the bonus may be paid, in the Company’s discretion, in unregistered shares of common stock at a price per share equal to the weighted average closing price per share of the common stock over the twenty most recent trading days prior to such grant.  In addition to the salary and any bonus, Mr. Burns will be entitled to receive health and fringe benefits that are generally available to the Company’s management employees in accordance with the then existing terms and conditions of the Company’s policies.  As additional compensation, the Company granted Mr. Burns options to acquire 300,000 shares of common stock at an exercise price of $0.72 per share for a period of ten years.  The Company also provided Mr. Burns with a common stock purchase warrant to acquire 300,000 shares of Common Stock exercisable at any time in the five years following the signing of the agreement at an exercise price of $2.00 per share.  Effective August 24, 2012, Mr. Burns resigned as President and continues to serve as a director as well as Chief Executive Officer, Secretary and Treasurer of the Company.  As of December 31, 2013, payroll in the amount of $108,335 was due and payable and included in accounts payable, based on terms of Mr. Burns’s employment agreement.

Martin J. Rucidlo Employment Agreement

On August 24, 2012, Martin J. Rucidlo was engaged by the Company to serve as the President of the Company.  Mr. Rucidlo replaced Stephen S. Burns who resigned as President and continues to serve as a director as well as Chief Executive Officer, Secretary and Treasurer of the Company.  On August 24, 2012, Mr. Rucidlo entered into a letter agreement with the Company pursuant to which he was appointed as the President of the Company in consideration of an annual salary of $125,000.  As additional compensation, the Company granted Mr. Rucidlo options to purchase 300,000 shares of the Company’s common stock at an exercise price of $0.21 per share.  The options will expire three years from the vesting period with 90,000 options vesting upon the signing of the Agreement and 105,000 options vesting each of the following two years on the anniversary date of the Agreement for a total of 300,000 shares.  As of December 31, 2013, payroll in the amount of $52,085 was due and payable and included in accounts payable, based on terms of Mr. Rucidlo’s employment agreement.

Paul V. Gonzales Employment Agreement

On January 12, 2011, Paul V. Gonzales entered into an employment agreement with the Company pursuant to which he was appointed as the Chief Financial Officer of the Company in consideration of an annual salary of $150,000.  Additionally, Mr. Gonzales will be eligible for annual bonuses with a target amount of 100% of his salary.  The actual amount of any bonus may be more or less than such target and will be determined by the CEO of the Company in his discretion pursuant to certain guidelines and parameters set by the Board of Directors.  Half of the bonus may be paid, in the CEO’s discretion in unregistered shares of common stock at a price per share equal to the weighted average closing price per share of the common stock over the twenty most recent trading days prior to such grant.  In addition to the salary and any bonus, Mr. Gonzales will be entitled to receive health and fringe benefits that are generally available to the Company’s management employees.  As additional compensation, the Company granted Mr. Gonzales options to acquire 200,000 shares of common stock at an exercise price of $0.81 per share for a period of ten years.  On May 16, 2012, Mr. Gonzales resigned as the Chief Financial Officer of the Company.  As of December 31, 2013, payroll in the amount of $37,500 was due and payable and included in accounts payable, based on terms of Mr. Gonzales’s employment agreement.

Julio C. Rodriguez Employment Agreement

On August 15, 2013, Julio C. Rodriguez and the Company entered into an employment Agreement pursuant to which Mr. Rodriguez agreed to serve as the Chief Financial Officer of the Company.  The Agreement has an effective date of August 7, 2013.  Mr. Rodriguez will replace Richard J. Calme who resigned as the Interim Chief Financial Officer.  Mr. Calme has been appointed to serve as Director of Finance of the Company.  Pursuant to the terms of the Employment Agreement, Mr. Rodriguez shall receive an annual salary of $150,000.  In addition to the salary, Mr. Rodriguez will be entitled to receive health and fringe benefits that are generally available to the Company’s management employees.  As additional compensation, the Company granted Mr. Rodriguez options to acquire 300,000 shares of common stock at an exercise price of $0.40 per share for a period of two years.

The following table sets forth information with respect to the outstanding equity awards of our principal executive officers and principal financial officer during 2012, and each person who served as an executive officer of the Company as of December 31, 2013:

	Outstanding Equity Awards at Fiscal Year-End
	Option awards						Stock awards
Name and principal position	Number of securities underlying unexercised options (#) Exercisable	Number of securities underlying unexercised options (#) Unexercisable		Equity incentive plan awards: Number of securities underlying unexercised options (#)	Options exercise price ($)	Option expiration Date	Number of shares or units of stock that have not vested (#)	Market value of shares or units of stock that have not vested ($)	Equity incentive plan awards: Number of unearned shares other rights that have not vested (#)	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested ($)
James E, Taylor	325,000	0		0	$0.68	10/11/2015	0	$0	0	$0
Chairman of the	1,200,000	0		0	$0.72	12/8/2020	0	$0	0	$0
Board (1)	600,000	0		0	$2.00	12/8/2015	0	$0	0	$0
	375,000	125,000	(a)	0	$0.60	5/25/2016	0	$0	0	$0
	500,000	0		0	$2.00	5/25/2016	0	$0	0	$0
	100,000	200,000	(b)	0	$0.15	8/10/2017	0	$0	0	$0

Stephen S. Burns	600,000	0		0	$0.40	5/12/2015	0	$0	0	$0
CEO and Director	300,000	0		0	$0.72	12/8/2020	0	$0	0	$0
	300,000	0		0	$2.00	12/8/2015	0	$0	0	$0
	375,000	125,000	(a)	0	$0.60	5/25/2016	0	$0	0	$0
	500,000	0		0	$2.00	5/25/2016	0	$0	0	$0
	100,000	0		0	$0.25	5/2/2015	0	$0	0	$0
	389,250	0		0	$0.25	6/30/2015	0	$0	0	$0
	102,000	198,000	(c)	0	$0.11	12/4/2015	0	$0	0	$0

Martin J. Rucidlo	200,000	0		0	$0.40	5/12/2015	0	$0	0	$0
President	50,000	0		0	$0.70	6/30/2013	0	$0	0	$0
	90,000	210,000	(d)	0	$0.21	12/8/2015	0	$0	0	$0
	85,000	165,000	(e)	0	$0.11	12/4/2015	0	$0	0	$0

Richard J. Calme	50,000	0		0	$0.40	5/12/2015	0	$0	0	$0
Interim CFO	34,000	66,000	(f)	0	$0.11	12/4/2015	0	$0	0	$0

Paul V. Gonzales	0	0					0	$0	0	$0
CFO (2)

Julio C. Rodriguez	300,000	200,000	(g)		$0.40	8/6/2018	0	$0	0	$0
CFO

(1) Resigned as CEO effective August 10, 2012
(2) Resigned as CFO effective May 16, 2012

(a) 125,000 options vest on 5/25/2013
(b) 100,000 options vest on 8/10/2013 and 8/10/2014
(c) 24,750 options vest every three months from 3/4/2013 to 12/4/2014
(d) 105,000 options vest on 8/24/2013 and 8/24/2014
(e) 20,625 options vest every three months from 3/4/2013 to 12/4/2014
(f) 8,250 options vest every three months from 3/4/2013 to 12/4/2014
(g) 50,000 options vest every six months from 2/8/2014 to 2/8/2018

Director Compensation

Name	Fees Earned or Paid in Cash $	Stock Awards $	Option Awards $	Non-equity Incentive Plan Compensation $	Change in Pension Value and Non- Qualified Deferred Compensation Earnings $	All Other Compensation $	Total ($)
James E. Taylor	60,000	0	19,500	0	0	0	79,500
Raymond Chess	40,000		155,000	0	0	0	195,000

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information, as of March 29, 2014 with respect to the beneficial ownership of the outstanding common stock by (i) any holder of more than five (5%) percent; (ii) each of the Company’s executive officers and directors; and (iii) the Company’s directors and executive officers as a group.  Except as otherwise indicated, each of the stockholders listed below has sole voting and investment power over the shares beneficially owned.

Name of Beneficial Owner (1)	Common Stock Beneficially Owned	Percentage of Common Stock (2)
Joseph T. Lukens	19,591,301	19.9%
Stephen D. Baksa	7,376,941	7.5%
Stephen S. Burns *	7,086,367	7.2%
Monomoy Partners LLC	4,070,959	4.1%

*Executive officer and/or director of the Company.

(1)	Except as otherwise indicated, the address of each beneficial owner is c/o Advanced Mechanical Products, Inc., 100 Commerce Drive, Loveland, Ohio 45140
(2)
Applicable percentage ownership is based on 98,216,014 shares of common stock outstanding as of March 29, 2014.  Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities.  Shares of common stock that are currently exercisable or exercisable within 60 days of March 29, 2014 are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

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

Director Independence

The Board of Directors has determined that the Company does not have any independent directors as of December 31, 2013 based on the definition of independence in the listing standards of the Nasdaq Corporate Governance Rules.  The Board of Directors is currently evaluating committee charters with the goal of establishing a Compensation Committee, a Governance and Nominating Committee and an Audit Committee.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

The total fees charged to the Company by Clark Schaefer Hackett & Company, the Company's independent registered public accounting firm, for the year ended December 31, 2013 were $78,778 for audit and related fees, $4,268 for tax fees, and $750 for all other fees.  The total fees charged to the Company by Clark Schaefer Hackett & Company for the year ended December 31, 2012 were $59,800 for audit and related fees, $6,000 for tax fees, and $765 for all other fees.  The total fees charged to the Company by Clark Schaefer Hackett & Company for the year ended December 31, 2011 were $54,000 for audit and audit related fees and $8,000 for tax fees, and $3,000 for other fees.  The current policy of the directors, acting as the audit committee, is to approve the appointment of the principal auditing firm and any permissible audit-related services.  The audit and audit related fees include fees for the annual audit of the financial statements and review of financial statements included in 10Q filings.  Fees charged by Clark, Schaefer Hackett & Company were approved by the Board with engagement letters signed by Stephen S. Burns, Chief Executive Officer.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The Company’s financial statements filed as part of this report are listed in the Table of Contents and provided in response to Item 8.

Exhibits required by Item 601 of Regulation S-K:

Exhibit No.	Description

3.1	Certificate of Designation for Series A Preferred Stock (1)

3.2	Certificate of Change (6)

3.3	Certificate of Correction (6)

3.4	Articles of Merger (7)

3.5	Certificate of Correction (Articles of Merger) (7)

3.6	Certificate of Amendment to the Certificate of Incorporation (9)

4.1	Form of Subscription Agreement by and between Title Starts Online, Inc. and the January 2010 Accredited Investors (2)

4.2	6% Promissory Note issued by Title Starts Online, Inc. on March 1, 2010 (3)

4.3	Form of Subscription Agreement by and between Title Starts Online, Inc. and the March 2010 Accredited Investors (4)

4.4	Form of Subscription Agreement by and between AMP Holding Inc. and Accredited Investors (11)

4.5	Form of Subscription Agreement by and between AMP Holding Inc. and May 2011 Accredited Investors (15)

4.6	Stock Option to acquire 500,000 shares of common stock issued to Joseph Paresi dated May 25, 2011 (16)

4.7	Stock Option to acquire 1,000,000 shares of common stock issued to Joseph Paresi dated May 25, 2011 (16)

4.8	Common Stock Purchase Warrant to acquire 500,000 shares of common stock issued to Joseph Paresi dated May 25, 2011 (16)

4.9	Stock Option to acquire 500,000 shares of common stock issued to James Taylor dated May 25, 2011 (16)

4.10	Common Stock Purchase Warrant to acquire 500,000 shares of common stock issued to James Taylor dated May 25, 2011 (16)

4.11	Stock Option to acquire 500,000 shares of common stock issued to Stephen Burns dated May 25, 2011 (16)

4.12	Common Stock Purchase Warrant to acquire 500,000 shares of common stock issued to Stephen Burns dated May 25, 2011 (16)

4.13	Promissory Note issued by AMP Holding Inc. on October 31, 2011 (17)

4.14	Security Agreement by and between AMP Holding Inc. and Stephen Burns dated October 31, 2011 (17)

4.15	Form of Securities Purchase Agreement (18)

4.16	Form of Secured Convertible Debenture (18)

4.17	Form of Common Stock Purchase Warrant (18)

4.18	Form of Security Agreement (18)

4.19	Promissory Note dated May 30, 2012 (20)

4.20	Promissory Note dated May 31, 2012 (20)

4.21	Promissory Note dated June 5, 2012 (20)

4.22	Letter Amendment dated June 5, 2012 (20)

4.23	Letter Amendment dated June 5, 2012 (20)

4.24	Letter Amendment dated June 5, 2012 (20)

4.25	Letter Agreement by and between Stephen Burns and AMP Holding Inc. (21)

4.26	Form of Note and Warrant Amendment and Conversion Agreement (24)

4.27	Promissory Note in the principal amount of $232,400 dated November 20, 2012 payable to EASi and Aerotek (25)

4.28	Form of Subscription Agreement by and between AMP Holding Inc. and the January 2013 Accredited Investor (26)

4.29	Form of Warrant by and between AMP Holding Inc. and the January 2013 Accredited Investor (26)

4.30	Promissory Note dated January 29, 2013 (26)

4.31	Common Stock Purchase Warrant issued to and an accredited investor (27)

4.32	Secured Debenture by and between Workhorse Custom Chassis, LLC and AMP Trucks Inc. dated March 13, 2013 (29)

4.33	Security Agreement by and between Workhorse Custom Chassis, LLC and AMP Trucks Inc. dated March 13, 2013 (29)

4.34	Mortgage, Security Agreement, Assignment of Rents and Fixture Filing by and between Workhorse Custom Chassis, LLC and AMP Trucks Inc. dated March 13, 2013 (29)

4.35	Form of Subscription Agreement entered by and between AMP Holding Inc. and the March 2013 Accredited Investors (29)

4.36	Form of Common Stock issued to the March 2013 Accredited Investors (29)

4.37	Stock Option to acquire 50,000 shares of common stock issued to William B. Richardson III dated March 19, 2013 (30)

4.38	Promissory Note issued to JMJ Financial (33)

4.39	2014 Incentive Stock Plan (34)

4.40	Subscription Agreement by and between AMP Holding, Inc. and Joseph T. Lukens (35)

4.41	Form of Common Stock Purchase issued to Joseph T. Lukens (35)

10.1	Share Exchange Agreement dated as of December 28, 2009 by and among Advanced Mechanical Products, Inc., the shareholders of Advanced Mechanical Products, Inc. and Title Starts Online, Inc. (1)

10.2	Agreement and Release between Title Starts Online, Inc. and Mark DeFoor dated December 29, 2009 (1)

10.3	Conversion Agreement between Title Starts Online, Inc. and Bowden Transportation, Inc. dated December 28, 2009 (1)

10.4	Conversion Agreement between Title Starts Online, Inc. and Han Solutions II, LLC dated December 28, 2009 (1)

10.5	Conversion Agreement between Title Starts Online, Inc. and Ziu Zhang dated December 28, 2009 (1)

10.6	Director Agreement by and between AMP Holding Inc. and Nancy Dunlap dated August 23, 2010 (8)

10.7	Director Agreement by and between AMP Holding Inc., and James E. Taylor dated October 11, 2010 (10)

10.8	Employment Agreement by and between AMP Holding Inc. and James Taylor dated December 8, 2010 (12)

10.9	Employment Agreement by and between AMP Holding Inc. and Stephen S. Burns dated December 8, 2010 (12)

10.10	Director Agreement by and between AMP Holding Inc. and Joseph Paresi dated December 8, 2010 (12)

10.11	Employment Agreement by and between AMP Holding Inc. and Paul V. Gonzales dated January 12, 2011 (13)

10.12	Distribution Agreement by and between AMP Holding Inc. and Northern Lights Energy ehf. dated April 14, 2011 (14)

10.13	Agreement and General Release by and between AMP Holding Inc. and Joseph Paresi dated April 13, 2012 (19)

10.14	Investment Agreement dated as of August 20, 2012, by and between AMP Holding Inc., and Kodiak Capital Group, LLC. (22)

10.15	Registration Rights Agreement dated as of August 20, 2012, by and between AMP Holding Inc. and Kodiak Capital Group, LLC (22)

10.16	Letter Agreement by and between AMP Holding Inc. and Martin J. Rucidlo dated August 24, 2012 (23)

10.17	Release and Settlement Agreement by and between ESG Automotive, Inc., AMP Holding Inc. and AMP Electric Vehicles Inc. (25)

10.18	Conversion Agreement by and between AMP Holding Inc. and an accredited investor dated February 21, 2013 (27)

10.19	Asset Purchase Agreement by and between Workhorse Custom Chassis, LLC, as Seller, and AMP Trucks Inc., as Buyer dated as of March 4, 2013 (28)

10.20	Amendment No. 1 to the Asset Purchase Agreement by and between Workhorse Custom Chassis, LLC, as Seller, and AMP Trucks Inc., as Buyer dated as of March 13, 2013 (29)

10.21	Agreement for a Member of the Board of Business Advisors by and between AMP Holding Inc. and William B. Richardson III dated March 19, 2013 (30)

10.22	Employment Agreement between AMP Holding Inc. and Julio C. Rodriguez dated August 15, 2013 (31)

10.23	Director Agreement by and between AMP Holding Inc. and Raymond Chess dated October 24, 2013 (32)

16.1	Letter from Schumacher & Associates, Inc. (5)

21.1	List of Subsidiaries

23.1	Consent of Clark, Schaefer, Hackett & Co.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

EX-101.INS	XBRL INSTANCE DOCUMENT

EX-101.SCH	XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT

EX-101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE

EX-101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE

EX-101.LAB	XBRL TAXONOMY EXTENSION LABELS LINKBASE

EX-101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

(1)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on January 4, 2010.
(2)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on February 4, 2010.
(3)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on March 4, 2010.
(4)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on March 17, 2010.
(5)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on March 18, 2010.
(6)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on May 25, 2010.
(7)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on May 25, 2010.
(8)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on August 27, 2010.
(9)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on September 10, 2010.
(10)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on October 19, 2010.
(11)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on December 6, 2010.
(12)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on December 13, 2010.
(13)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on January 14, 2011.
(14)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on April 20, 2011.
(15)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on May 12, 2011.
(16)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on June 1, 2011.
(17)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on November 4, 2011.
(18)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on February 28, 2012.
(19)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on April 19, 2012.
(20)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on June 25, 2012.
(21)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on July 11, 2012.
(22)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on August 24, 2012.
(23)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on August 30, 2012.
(24)	Incorporated by reference to the Form 10-Q Current Report filed with the Securities and Exchange Commission on November 15, 2012.
(25)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on, January 11, 2013.
(26)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on, February 5, 2013.
(27)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on, February 28, 2013.
(28)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on, March 6, 2013.
(29)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on, March 15, 2013.
(30)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on, March 19, 2013.
(31)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on, August 16, 2013.
(32)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on October 30, 2013
(33)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on December 16, 2013.
(34)	Incorporated by reference to the Form S-8 Current Report filed with the Securities and Exchange Commission on January 17, 2014.
(35)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on March 19, 2014.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

AMP HOLDING INC.

Dated: April 15, 2014	By:	/s/Stephen S. Burns
Name: Stephen S. Burns
Title: Chief Executive Officer (Principal Executive Officer)

Dated: April 15, 2014	By:	/s/Julio C. Rodriguez
Name: Julio C. Rodriguez
Title: Chief Financial Officer (Principal Financial and Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on April 12, 2014, on behalf of the registrant and in the capacities indicated.

Signature	Title

/s/Stephen S. Burns	Chief Executive Officer and Director
Stephen S. Burns	(Principal Executive Officer)

/s/Julio C. Rodriguez	Interim Chief Financial Officer (Principal Financial Officer)
Julio C. Rodriguez

/s/James E. Taylor	Chairman of the Board of Directors
James E. Taylor

/s/ Ray Chess	Director
Ray Chess