Form 10-Q
period 2014-03-31
AMP Holding Inc.
filed 2014-05-20
CIK 1425287

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

☐

For the quarterly period ended March 31, 2014

or
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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $0.001 par value per share	99,255,828
(Class)	(Outstanding at May 20, 2014)

Forward-Looking Statements

The discussions in this Quarterly Report contain forward-looking statements reflecting our current expectations that involve risks and uncertainties. When used in this Report, the words “anticipate”, expect”, “plan”, “believe”, “seek”, “estimate” and similar expressions are intended to identify forward-looking statements.  These are statements that relate to future periods and include, but are not limited to, statements about the features, benefits and performance of our products, our ability to introduce new product offerings and increase revenue from existing products, expected expenses including those related to selling and marketing, product development and general and administrative, our beliefs regarding the health and growth of the market for our products, anticipated increase in our customer base, expansion of our products functionalities, expected revenue levels and sources of revenue, expected impact, if any, of legal proceedings, the adequacy of liquidity and capital resource, and expected growth in business.  Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected.  These risks and uncertainties include, but are not limited to, market acceptance for our products, our ability to attract and retain customers for existing and new products, our ability to control our expenses, our ability to recruit and retain employees, legislation and government regulation, shifts in technology, global and local business conditions, our ability to effectively maintain and update our product and service portfolio, the strength of competitive offerings, the prices being charged by those competitors and the risks discussed elsewhere herein.  These forward-looking statements speak only as of the date hereof.  We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

All references in this Form 10-Q that refer to the “Company”, “AMP Holding", "AMP", “we,” “us” or “our” are to AMP Holding Inc. and unless otherwise differentiated, its wholly-owned subsidiaries, AMP Electric Vehicles Inc. and AMP Trucks Inc.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AMP Holding Inc.
(A Development Stage Company)
Balance Sheets
March 31, 2014 and December, 31 2013

Assets	March 31, 2014 (Unaudited)	December 31, 2013

Current assets:
Cash and cash equivalents	$2,706,770	$7,019
Inventory	392,750	392,750
Prepaid expenses and deposits	48,236	43,967
	3,147,756	443,736

Property, plant and equipment, net	4,305,767	4,407,261
	$7,453,523	$4,850,997

Liabilities and Stockholders' Equity (Deficit)

Current liabilities:
Accounts payable	$1,260,160	$1,546,388
Accounts payable, related parties	467,449	468,165
Customer deposits	177,500	177,500
Shareholder advances	4,141,120	1,934,300
Current portion of long-term debt	248,542	338,225
	$6,294,771	$4,464,578

Long-term debt	2,456,825	2,292,890

Stockholders' equity (deficit):
Series A preferred stock, par value of $.001 per share 75,000,000 shares shares authorized, 0 shares issued and outstanding at December 31, 2013
and December 31, 2012	-	-
Common stock, par value of $.001 per share 250,000,000 shares authorized,
98,216,014 shares issued and outstanding at March 31, 2014 and
82,711,524 shares issued and outstanding at December 31, 2013	98,214	82,712
Additional paid-in capital	21,926,568	20,321,536
Stock based compensation	5,366,060	5,171,093
Accumulated deficit during the development stage	(28,688,915)	(27,481,812)
	(1,298,073)	(1,906,471)

	$7,453,523	$4,850,997

See accompanying notes to financial statements.

AMP Holding Inc.
(A Development Stage Company)
Statements of Operations
For the Three Months Ended March 31, 2014 and 2013
and for the Period From Inception,
February 20, 2007 to March 31, 2014

	Three Months Ended March 31, 2014	Three Months Ended March 31, 2013	Since Date of Inception, February 20, 2007 to March 31, 2014

Sales	$-	$-	$780,340

Operating Expenses
Selling, general and administrative	545,530	826,563	15,291,504
Research and development	569,355	728,505	13,569,945
Total operating expenses	1,114,885	1,555,068	28,861,449

Interest expense, net	92,218	28,639	607,806

Net loss during the development stage	$(1,207,103)	$(1,583,707)	$(28,688,915)

Basic and diluted loss per share	$(0.01)	$(0.02)	$-

Weighted average number of common
shares outstanding	81,233,095	78,504,998	-

	See accompanying notes to financial statements.

						AMP Holding Inc.
						(A Development Stage Company)
						Statements of Stockholders' Equity (Deficit)
						From Inception, February 20, 2007
							to March 31, 2014

	Common Stock		Series A Preferred Stock
	Number of Shares	Amount	Number of Shares	Amount	Additional Paid-in Capital	Stock Based Compensation	Accumulated Deficit During the Development Stage	Total Stockholders' Equity (Deficit)

Beginning capital - inception	-	$-	-	$-	$-	$-	$-	$-

Issuance of common stock, and fulfillment
of stock subscriptions receivable	7,210	900,000	-	-	-	-	-	900,000
Net loss from operations, period of inception,
February 20, 2007 to December 31, 2007	-	-	-	-	-	-	(456,145)	(456,145)
	7,210	$900,000	-	$-	$-	$-	$(456,145)	$443,855

Issuance of common stock, and fulfillment
of stock subscriptions receivable	4,305	875,000	-	-	-	-	-	875,000
March 10, 2008 stock dividend	62,720	-	-	-	-	-	-	-
Share based compensation for the year
ended December 31, 2008	-	9,757	-	-	-	-	-	9,757
Net loss from operations for the year
ended December 31, 2008	-	-	-	-	-	-	(1,383,884)	(1,383,884)
	74,235	$1,784,757	-	$-	$-	$-	$(1,840,029)	$(55,272)

January 1, 2009 stock re-pricing agreement	18,025	-						-
Issuance of common stock, and fulfillment
of stock subscriptions receivable	168,210	753,511	-	-	49,989	-	-	803,500
Share based compensation to
December 28, 2009	-	7,983	-	-	-	-	-	7,983
Shares issued out of stock option plan on
December 31, 2009	3,220	-	-	-	-	-	-	-
Net effect of purchase accounting adjustments	17,508,759	(2,528,479)	-	-	2,528,479	-	-	-
Conversion of convertible notes	-	-	8,375	8	264,992	-	-	265,000
Net loss from operations for the year
ended December 31, 2009	-	-	-	-	-	-	(1,524,923)	(1,524,923)
	17,772,449	$17,772	8,375	$8	$2,843,460	$-	$(3,364,952)	$(503,712)

Conversion of convertible note	29,750	30	-	-	9,970	-	-	10,000
Issuance of preferred stock, and fulfillment
of stock subscriptions receivable	-	-	625	1	24,999	-	-	25,000
Issuance of common stock, and fulfillment
of stock subscriptions receivable	9,808,566	9,809	-	-	3,682,530	-	-	3,692,339
Conversion of account payable	101,636	102	-	-	86,898	-	-	87,000
Share based compensation for the year
ended December 31, 2010	-	-	-	-	-	1,436,979	-	1,436,979
Net loss from operations for the year
ended December 31, 2010	-	-	-	-	-	-	(5,028,106)	(5,028,106)
	27,712,401	$27,713	9,000	$9	$6,647,857	$1,436,979	$(8,393,058)	$(280,500)

Issuance of common stock, and fulfillment
of stock subscriptions receivable	9,912,447	9,911	-	-	5,404,830	-	-	5,414,741
Stock options and warrants exercised	38,692	39	-	-	12,236	-	-	12,275
Conversion of preferred stock to common stock	1,071,110	1,072	(9,000)	(9)	(1,063)	-	-	-
Share based compensation for the year
ended December 31, 2011	-	-	-	-	-	2,002,891	-	2,002,891
Net loss from operations for the year
ended December 31, 2011	-	-	-	-	-	-	(8,705,711)	(8,705,711)
	38,734,650	$38,735	-	$-	$12,063,860	$3,439,870	$(17,098,769)	$(1,556,304)

Issuance of detached warrants in connection
with convertible debentures	-	-	-	-	91,493	-	-	91,493
Conversion of debentures and interest	10,227,070	10,227	-	-	2,035,187	-	-	2,045,414
Conversion of account payable	6,993,743	6,993	-	-	766,007	-	-	773,000
Share based compensation for the year
ended December 31, 2012	-	-	-	-	-	338,853	-	338,853
Net loss from operations for the year
ended December 31, 2012	-	-	-	-	-	-	(4,272,489)	(4,272,489)
	55,955,463	$55,955	-	$-	$14,956,547	$3,778,723	$(21,371,258)	$(2,580,033)
Issuance of common stock, and fulfillment
of stock subscriptions receivable	21,330,000	21,330	-	-	4,254,270	-	-	4,275,600
Stock options and warrants exercised	18,764	20	-	-	1,143	-	-	1,163
Conversion of convertible note	500,000	500	-	-	99,500	-	-	100,000
Conversion of account payable	4,907,297	4,907	-	-	1,010,076	-	-	1,014,983
Share based compensation for the year
ended December 31, 2013	-	-	-	-	-	1,392,370	-	1,392,370
Net loss from operations for the year
ended December 31, 2013	-	-	-	-	-	-	(6,110,554)	(6,110,554)
	82,711,524	$82,712	-	$-	$20,321,536	$5,171,093	$(27,481,812)	$(1,906,471)
Issuance of common stock, and fulfillment
of stock subscriptions receivable	12,000,000	12,000	-	-	1,188,000	-	-	1,200,000
Stock options and warrants exercised
Conversion of convertible note
Conversion of account payable	3,504,490	3,502	-	-	417,032	-	-	420,534
Share based compensation for the year
ended March 31, 2014	-	-	-	-	-	194,967	-	194,967
Net loss from operations for the year
ended March 31, 2014	-	-	-	-	-	-	(1,207,103)	(1,207,103)
	98,216,014	98,214	-	-	21,926,568	5,366,060	(28,688,915)	(1,298,073)

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

AMP Holding Inc.
(A Development Stage Company)
Statements of Cash Flows
For the Three Months Ended March 31, 2014 and 2013
and for the Period From Inception,
February 20, 2007 to March 31, 2014

	Three Months Ended March 31, 2014	Three Months Ended March 31, 2013	Since Date of Inception, February 20, 2007 to March 31, 2014

Cash flows from operating activities:
Net loss during the development stage	$(1,207,103)	$(1,583,707)	$(28,688,915)
Adjustments to reconcile net loss from operations
to cash used by operations:
Depreciation	101,494	15,171	714,150
Loss on sale of assets	-	-	27,544
Stock based compensation	194,967	330,116	5,383,800
Interest expense on convertible debentures	13,269	-	172,228
Amortized discount on convertible debentures	-	-	91,493
Legal, consulting and investment services	420,534	342,500	2,436,862
Capitalization of accrued interests	225,000	-	225,000
Effects of changes in operating assets and liabilities:	-	-	-
Inventory	-	-	7,250
Prepaid expenses and deposits	(4,269)	(27,964)	(48,236)
Accounts payable	(299,497)	(114,494)	1,760,527
Accounts payable, related parties	(716)	(17,427)	414,654
Customer deposits	-	110,000	177,500

Net cash used by operations	(556,321)	(945,805)	(17,326,143)

Cash flows from investing activities:

Cash paid in acquisition of Workhorse Custom Chasis, LLC	-	(2,750,000)	(2,750,000)
Capital expenditures	-	-	(376,713)
Proceeds on sale of assets	-	-	38,900

Net cash used by investing activities	-	(2,750,000)	(3,087,813)

Cash flows from financing activities:
Cash overdraft			1,939,250
Proceeds from debentures	-	-	160,000
Proceeds from notes payable	-	100,000	(150,000)
Payments on notes payable	-	-	50,000
Proceeds from long-term debt	-	-	(230,884)
Payments on long-term debt	(150,748)	(17,139)	(150,748)
Conversion of note payable	-	-	1,934,300
Shareholder advances, net of repayments	2,206,820	-	18,368,809
Issuance of common and preferred stock	1,200,000	3,685,000	1,200,000

Net cash provided by financing activities	3,256,072	3,767,861	23,120,727

Change in cash and cash equivalents	2,699,751	72,056	2,706,771

Cash at the beginning of the period	7,019	39,819	-
Cash at the end of the period	2,706,770	111,875	2,706,771

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

AMP Holding Inc. and Subsidiaries
(A Development Stage Company)
 Notes to Consolidated Financial Statements
For the Three Months Ended March 31, 2014 and 2013
and for the Period From Inception,
February 20, 2007 to March 31, 2014
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

Development-stage Company
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

AMP Holding Inc. and Subsidiaries
(A Development Stage Company)
 Notes to Consolidated Financial Statements
For the Three Months Ended March 31, 2014 and 2013
and for the Period From Inception,
February 20, 2007 to March 31, 2014
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

AMP Holding Inc. and Subsidiaries
(A Development Stage Company)
 Notes to Consolidated Financial Statements
For the Three Months Ended March 31, 2014 and 2013
and for the Period From Inception,
February 20, 2007 to March 31, 2014
(Unaudited)

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

As no taxable income has occurred from the date of this merger to March 31, 2014 cumulative deferred tax assets of approximately $6,766,000  are fully reserved, and no provision or liability for federal or state income taxes has been included in the financial statements.  Net operating losses of approximately $ 3,600,000 are available for carryover to be used against taxable income generated through 2030, net operating losses of approximately $6,700,000 are available for carryover to be used against taxable income generated through 2031, net operating losses of approximately $3,900,000 are available for carryover to be used against taxable income generated through 2032, net operating losses of approximately $4,700,000 are available for carryover to be used against taxable income generated through 2033, and net operating losses of approximately $1,000,000 are available for carryover to be used against taxable income generated through 2034.  The Company had not filed income tax returns during its period as a shell company.

Uncertain tax positions
The Company adopted the provisions of Accounting for Uncertainty in Income Taxes.  Those provisions clarify the accounting and recognition for income tax positions taken or expected to be taken in the Company’s income tax returns.  The Company’s income tax filings are subject to audit by various taxing authorities.  The years of filings open to these authorities and available for audit are 2010 - 2012.  The Company's policy with regard to interest and penalties is to recognize interest through interest expense and penalties through other expense.  No interest or penalties with regard to income tax filings were incurred in 2014 or 2013, or since the period of inception, February 20, 2007.  In evaluating the Company’s tax provisions and accruals, future taxable income, and the reversal of temporary differences, interpretations and tax planning strategies are considered.  The Company believes their estimates are appropriate based on current facts and circumstances.

Research and development costs
The Company expenses research and development costs as they are incurred Research and Development costs were approximately $569K and $729K for the three month period ended March 31, 2014 and 2013, and $13.6 million for the period of inception to March 31, 2014, consisting primarily of personnel costs for our teams in engineering and research, prototyping expense, and contract and professional services.  Union City plant expenses prior to the start of production are also included in research and development expenses.

AMP Holding Inc. and Subsidiaries
(A Development Stage Company)
 Notes to Consolidated Financial Statements
For the Three Months Ended March 31, 2014 and 2013
and for the Period From Inception,
February 20, 2007 to March 31, 2014
(Unaudited)

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

Subsequent events
On March 18, 2014, the Company entered into a Subscription Agreement with Joseph T. Lukens (“Lukens”), an existing shareholder and an accredited investor, whereby Lukens agreed to acquire 30,000,000 shares of common stock and Common Stock Purchase Warrants to acquire 15,000,000 shares of common stock in consideration of $3,000,000.

2.	PROPERTY, PLANT AND EQUIPMENT

As of March 31, 2014 and December 31, 2013, our property, plant and equipment, net, consisted of the following:

	March 31, 2014	December 31, 2013
Land	300,000	300,000
Buildings	3,800,000	3,800,000
Leasehold Improvements	19,225	19,225
Software	27,721	27,721
Equipment	670,183	670,183
Vehicles and prototypes	164,959	164,959
	4,982,088	4,982,088
Less accumulated depreciation	(676,321)	(574,827)
	4,305,767	4,407,261

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

AMP Holding Inc. and Subsidiaries
(A Development Stage Company)
 Notes to Consolidated Financial Statements
For the Three Months Ended March 31, 2014 and 2013
and for the Period From Inception,
February 20, 2007 to March 31, 2014
(Unaudited)

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

3.	LONG-TERM DEBT

Long-term debt consists of the following:

	March 31, 2014	December 31, 2013
Secured debenture payable to Workhorse Custom Chassis, LLC, due March 2016 plus interest at 10%. The debenture is secured by the real estate and related assets of the plant located in Union City, Indiana with a net book value of $4,246,667 at March 31, 2014	2,475,000	2,250,000

Note payable, Bank due in monthly installments of $635 including interest at 5.04% with the final payment due August 2015. The note is secured by equipment with a net book value of $9,476 at March 31, 2014	10,163	11,928

Note payable, vendor due in monthly installments of $439 including interest at 8.00% with the final payment due December 2014. The note is secured by equipment with a net book value of $8,028 at March 31, 2014	3,803	5,051

Note payable to the City of Loveland, due in annual installments of $10,241 including interest with the final payment due October 2016. Interest rate amended to 8.00%. The note is unsecured and contains restrictions on the use of proceeds.	50,000	50,000

Note payable, vendor due in monthly installments of $5,000 for the first half of 2013, escalating to final payment of $43,736 which was paid in March 2014.	-	123,736

Note payable, vendor due in monthly installments of $2,000 plus interest at 4% for the first half of 2013, escalating to final payment of $18,461 plus interest at 4% in December 2014. Note is unsecured.	166,400	190,400

	2,705,366	2,631,115
Less current portion	248,542	338,468

Long term debt	2,456,824	2,292,647

AMP Holding Inc. and Subsidiaries
(A Development Stage Company)
 Notes to Consolidated Financial Statements
For the Three Months Ended March 31, 2014 and 2013
and for the Period From Inception,
February 20, 2007 to March 31, 2014
(Unaudited)

Aggregate maturities of long-term debt are as follows:

2014	248,542
2015	13,559
2016	2,194,723
2,456,824

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

AMP Holding Inc. and Subsidiaries
(A Development Stage Company)
 Notes to Consolidated Financial Statements
For the Three Months Ended March 31, 2014 and 2013
and for the Period From Inception,
February 20, 2007 to March 31, 2014
(Unaudited)

5.	SHAREHOLDER AND RELATED PARTY ADVANCES

Investor advances are as follows:

March 31, 2014	December 31, 2013	Rate	Date	Expire	Note
43,000	43,000	3%	11/30/2009	3/31/2012	1
10,000	15,000	10%	10/5/2012	10/5/2013	1
100,000	100,000	10%	10/16/2012	10/16/2013	1
100,000	100,000	10%	10/16/2012	10/16/2013	1
50,000	50,000	10%	10/19/2012	10/19/2013	1
50,000	50,000	10%	11/2/2012	11/2/2013	1
50,000	50,000	10%	11/8/2012	11/8/2013	1
100,000	100,000	10%	12/6/2012	12/6/2013	1
50,000	50,000	10%	12/19/2012	12/19/2013	1
3,200	3,200	10%	10/10/2013	10/10/2014
2,500	2,500	10%	11/5/2013	11/5/2014
200,000	200,000	10%	11/12/2013	11/12/2014
50,000	50,000	10%	12/2/2013	12/2/2014
50,000	50,000	10%	12/30/2013	12/30/2014
-	80,000		12/11/2013		2
3,282,420	990,600		Various	Various	3
4,141,120	1,934,300

1	The term of the advance has expired but the shareholders have not demanded repayment. The Company is negotiating to have the advances converted into equity during the second quarter of 2014.
2	Paid on 3/8/2014.
3	Various non-interest bearing shareholders' deposits. Being converted into equity second quarter 2014.

6.	LEASE OBLIGATIONS

On October 1, 2011 the Company began leasing operating facilities under an agreement expiring on September 30, 2018.  Future minimum monthly lease payments under the agreement are currently $12,598 and increase 3% in October of each year.  Prepaid expenses and deposits include a security deposit equal to $12,275.  Aggregate maturities of lease obligations are as follows:

2014	114,517
2015	156,881
2016	161,588
2017	166,435
2018	127,614
727,035

Total rent expense under these operating type leases for the three months ended March 31, 2014 and 2013 was $43K and $40K, respectively, and $644K for the period from inception to March 31, 2014.

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

AMP Holding Inc. and Subsidiaries
(A Development Stage Company)
 Notes to Consolidated Financial Statements
For the Three Months Ended March 31, 2014 and 2013
and for the Period From Inception,
February 20, 2007 to March 31, 2014
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
Granted
Exercised
Forfeited
Expired
Outstanding at March 31, 2014	9,304,374	$0.44	$0.23	39
Exercisable at March 31, 2014	6,670,937	$0.51	$0.27	38

The Company recorded $34,119, $3,981, and $2,242,260 compensation expense for stock options to directors, officers and employees for the three months ended March 31, 2014, 2013 and the period from inception (February 20, 2007) to March 31, 2014, respectively.  As of March 31, 2013, unrecognized compensation expense of $507,713 is related to non-vested options granted to directors, officers and employees which is anticipated to be recognized over the next 33 months, commensurate with the vesting schedules.

AMP Holding Inc. and Subsidiaries
(A Development Stage Company)
 Notes to Consolidated Financial Statements
For the Three Months Ended March 31, 2014 and 2013
and for the Period From Inception,
February 20, 2007 to March 31, 2014
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
Granted
Exercised
Forfeited
Expired
Outstanding at March 31, 2014	250,000	$0.35	$0.13	23
Exercisable at March 31, 2014	628,125	$0.39	$0.15	17

The Company recorded $7,642 $460, and $172,383 compensation expense for stock options to consultants for the three months ended March 31, 2014, 2012 and for the period from inception (February 20, 2007) to March 31, 2014, respectively.  As of March 31, 2014, unrecognized compensation expense of $63,375 is related to non-vested options granted to consultants which is anticipated to be recognized over the next 15 months, commensurate with the vesting schedules.

AMP Holding Inc. and Subsidiaries
(A Development Stage Company)
 Notes to Consolidated Financial Statements
For the Three Months Ended March 31, 2014 and 2013
and for the Period From Inception,
February 20, 2007 to March 31, 2014
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

AMP Holding Inc. and Subsidiaries
(A Development Stage Company)
 Notes to Consolidated Financial Statements
For the Three Months Ended March 31, 2014 and 2013
and for the Period From Inception,
February 20, 2007 to March 31, 2014
(Unaudited)

The following table summarizes warrant activity for accredited investors:

	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Grant Date Fair Value per Share	Weighted Average Remaining Exercise Term in Months
Outstanding at December 31, 2010	785,001	$0.80	$0.11	24
Exercisable at December 31, 2010	785,001	$0.80	$0.11	24
Granted	4,956,224	0.80	0.11	24
Exercised	-	-	-	-
Forfeited	-	-	-	-
Expired	-	-	-	-
Outstanding at December 31, 2011	5,741,225	$0.80	$0.11	17
Exercisable at December 31, 2011	5,741,225	$0.80	$0.11	17
Granted	1,450,000	0.50	0.06	36
Modified warrants prior to modifications	(7,191,225)	0.74	0.10	10
Modified warrants after modifications	7,191,225	0.69	0.10	20
Exercised	-	-	-	-
Forfeited	-	-	-	-
Expired	-	-	-	-
Outstanding at December 31, 2012	7,191,225	$0.69	$0.10	19
Exercisable at December 31, 2012	7,191,225	$0.69	$0.10	19
Granted	10,954,063	0.40	0.05	28
Exercised	-	-	-	-
Forfeited	-	-	-	-
Expired	(1,901,666)	0.76	0.13	-
Outstanding at December 31, 2013	16,243,622	$0.52	$0.07	22
Exercisable at December 31, 2013	16,243,622	$0.52	$0.07	22
Granted	6,000,000	0.15	0.10	36
Exercised
Forfeited
Expired	(897,490)	0.80	0.11
Outstanding at March 31, 2014	21,346,132	$0.60	$0.36	22
Exercisable at March 31, 2014	21,346,132	$0.60	$0.36	22

The Company recorded $153,206, $343,175, and $1,709,629 compensation expense for stock warrants to accredited investors for the three months ended March 31, 2014, 2013 and for the period from inception (February 20, 2007) to March 31, 2014, respectively.  There is no unrecognized compensation expense for these warrants because they are fully vested at date of grant.

AMP Holding Inc. and Subsidiaries
(A Development Stage Company)
 Notes to Consolidated Financial Statements
For the Three Months Ended March 31, 2014 and 2013
and for the Period From Inception,
February 20, 2007 to March 31, 2014
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
Granted
Exercised
Forfeited
Expired
Outstanding at March 31, 2014	4,589,590	$0.60	$0.22	22
Exercisable at March 31, 2014	4,339,590	$0.60	$0.22	22

AMP Holding Inc. and Subsidiaries
(A Development Stage Company)
 Notes to Consolidated Financial Statements
For the Three Months Ended March 31, 2014 and 2013
and for the Period From Inception,
February 20, 2007 to March 31, 2014
(Unaudited)

The Company recorded $0, $(17,500), and $936,340 compensation expense for stock warrants to the placement agent and consultants for the three months ended March 31, 2014, 2013, and for the period from inception (February 20, 2007) to March 31, 2014, respectively.  As of March 31, 2014, unrecognized compensation expense of $82,500 is related to non-vested warrants granted to consultants which is anticipated to be recognized over the next 23 months, commensurate with the vesting schedules.  There is no unrecognized compensation expense for the placement agent warrants because they are fully vested at date of grant.

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
Granted
Exercised
Forfeited
Expired
Outstanding at March 31, 2014	3,289,250	$1.75	$0.09	28
Exercisable at March 31, 2014	3,289,250	$1.75	$0.09	28

AMP Holding Inc. and Subsidiaries
(A Development Stage Company)
 Notes to Consolidated Financial Statements
For the Three Months Ended March 31, 2014 and 2013
and for the Period From Inception,
February 20, 2007 to March 31, 2014
(Unaudited)

The Company recorded $0, $0 and $323,188 compensation expense for stock warrants to directors and officers for the three months ended March 31, 2014, 2013 and for the period from inception (February 20, 2007) to March 31, 2014, respectively.  There is no unrecognized compensation expense for these warrants because they are fully vested at date of grant.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview and Quarter Highlights

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

As a result, we believe our new design has many benefits, including:

·	Fleet management flexibility: Depending on our customer’s driving patterns and fuel cost goals, our E-GEN drive train can be remotely adjusted to use more electric power or internal combustion engine (ICE) power at their choice.
·	Energy efficiency and cost of ownership: We believe our trucks offer our customers an attractive cost of ownership profile when compared to similar products. Using a single electric powertrain with a small ICE enables us to create a lighter, more energy efficient vehicle that is mechanically simple. Since we are able to use smaller battery packs, we can reduce the cost of the entire system. Additionally, government incentives can reduce the cost of ownership even further.
·	High performance: We believe our trucks deliver an unparalleled driving experience with powerful acceleration for the most demanding applications with the added benefit of a very quiet operation.

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

Results of Operations

Our condensed consolidated statement of operations data for the period presented follows:

	Three Months Ended March 31,
	2014	2013

Sales	$-	$-

Operating Expenses
Selling, general and administrative	545,530	826,563
Research and development	569,355	728,505
Total operating expenses	1,114,885	1,555,068

Interest expense, net	92,218	28,639

Net loss during the development stage	$(1,207,103)	$(1,583,707)

Revenue

We didn’t generate any revenue in the periods, but are in the process of building several orders from fleets that will materialize in the next quarters of 2014.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist primarily of personnel and facilities costs related to our development including, marketing, sales, executive, finance, human resources, information technology and professional, legal and contract services.

Selling, general and administrative expenses during the three months ended March 31, 2014 were $546K, a decrease from $827K during the three months ended March 31, 2013.  The $279K decrease is mainly due to reductions in employee expenses, stock based compensation and consulting expenses as a result of our cost containment efforts and focus on research and development and marketing of our new technologies.

Research and Development Expenses

Research and development expenses consist primarily of personnel costs for our teams in engineering and research, prototyping expense, and contract and professional services.  Union City plant expenses prior to the start of production are also included in research and development expenses.

Research and development expenses during the three months ended in March 31, 2014 were $569K, a decrease from $728K during the three months ended March 31, 2013.  The $159K net decrease is the result of an increase of engineering consulting expense of $207K offset by a reduction in motors and batteries.

Interest Expenses

Our interest expense is incurred primarily from our long term loan with Navistar in connection to the purchase of the Union City plant mentioned before in the Property, Plant and Equipment and Long Term Loan notes to the financial statements.

Interest expenses during the three months ended in March 31, 2014 were $92K, an increase from $29K during the three months ended in March 31, 2013.  The $64K increase was mainly due to the fact that we had just completed the purchase during the month of March 2013 so no interests needed to be accrued early in the quarter.  Interests on the loan are capitalized to the loan and payable after 3 years.

Summary of Cash Flows

	Three Months Ended March 31,
	2014	2013

Net cash used in operating activities	(556,321)	(945,805)
Net cash used in investing activities	-	(2,750,000)
Net cash provided by financing activities	3,256,072	3,767,861

Cash Flows from Operating Activities

Net cash used in operating activities was $556K during the three months ended March 31, 2014 a decrease from $945K during the three months ended in March 31, 2013.  The $389K improvement was mainly due to a reduction in the net loss for the period compared to last year and the capitalization of accrued interests of the Navistar Long Term Loan.

Cash Flows from Investing Activities

Cash flow from investing activities primarily relates to capital expenditures to support our future growth in operations including the investments made in the Union City plant.

Net cash used in investing activities was $0 during the three months ended March 31, 2014 from $2,750,000 during the three months ended in March 31, 2013.  The Union City Plant was purchased during the first quarter of 2013.

Cash Flows from Financing Activities

Net cash provided by financing activities was $3.2 million during the three months ended March 31, 2014 and was comprised primarily of $1.2 million of issuance of common stock and $2.2 million of shareholder advances.

Net cash provided by financing activities was $3.8 million during the three months ended March 31, 2013 and was comprised primarily of $3.6 million of issuance of common stock.

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

Critical Accounting Policies

We consider accounting policies involving significant judgments and assumptions by management that have, or could have, a material impact on the carrying value of certain assets or on income (loss) to be critical accounting policies.  We consider the following to be our critical accounting policies:  basis of presentation, development-stage Company, revenue recognition, and income taxes.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we are not required to include disclosure under this item.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

As of the end of the period covered by this Quarterly Report, our Chief Executive Officer and Chief Financial Officer performed an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act.  Based on the evaluation and the identification of the material weaknesses in internal control over financial reporting described below, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2014, the Company's disclosure controls and procedures were not effective.  To strengthen the financial area and in anticipation of operations beginning at the new Workhorse plant, of which there is no guarantee, the Company hired a new CFO with manufacturing experience.  The prior Interim CFO will continue as the Director of Finance.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis.   We identified the following material weaknesses in our internal control over financial reporting as of March 31, 2014:

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2014 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

We require capital for our operations and must continually raise funds from investors since we have no significant sales at present.

Our cash balance at mid-May 2014 is about $2.4 million.    We are currently evaluating several options for other financing, but there are no guarantees that we will raise capital.

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

AMP has incurred net losses amounting to $28.7 million for the period from inception (February 20, 2007) through March 31, 2014.  In addition, as of March 31, 2014, AMP has a working capital deficiency of $3.1 million.  If we incur additional significant operating losses, our stock price may decline, perhaps significantly.

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

The modern electric vehicle industry is in its infancy and has experienced substantial change in the last few years.  To date, demand for and interest in electric vehicles has been slower than forecasted by industry experts.  As a result, growth in the electric vehicle industry depends on many factors, including, but not limited to:
	continued development of product technology, especially batteries
	the environmental consciousness of customers
	the ability of electric vehicles to successfully compete with vehicles powered by internal combustion engines
	limitation of widespread electricity shortages; and
	whether future regulation and legislation requiring increased use of non-polluting vehicles is enacted

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

On April 22, 2014, Company Common Stock of 564,814 shares at a cost basis of $0.108 was issued to 13 contractors for accounting, IT, sales and engineering work.

On May 16, 2014, the Company made a final settlement payment of $140,000 to EASi (Parent Company Aerotek) for past engineering services that cancelld a note payable with varing monthly payments due through December , 2014, totalling $169,753.
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

On March 18, 2014, the Company entered into a Subscription Agreement with Joseph T. Lukens (“Lukens”), an existing shareholder and an accredited investor, whereby Lukens agreed to acquire 30,000,000 shares of common stock and Common Stock Purchase Warrants to acquire 15,000,000 shares of common stock in consideration of $3,000,000 (the "Lukens Investment"). The Common Stock Purchase Warrants are exercisable for three years at an exercise price of $0.15 per share. The initial $1,200,000 under the Subscription Agreement was funded as to $685,000 during the last six months of 2013 and $515,000 during the first quarter of 2014. The balance of the $1,800,00 under the Subscription Agreement has been funded as follows: On March 21, 2014, Lukens invested $500,000 and on March 26, 2014, Lukens invested the remaining $1,300,000.

As a result of the Lukens Investment being completely funded under the Subscription Agreement, the Company has issued to Lukens 30,000,000 shares of common stock and a Common Stock Purchase Warrant to acquire 15,000,000 shares of common stock.

As of May 2014, the Company entered into subscription agreement with accredited investors (“May 2014 Investors”) pursuant to which the May 2014 Investors purchased 14,280,000 shares of common stock for a purchase price of $1,428,000, together with a common stock purchase warrants to acquire 7,140,000 shares of common stock at $0.15 per share for a period of three years.

As of May 2014, the Company entered into conversion agreements with debtholders of the Company that were accredited investors (“May 2014 Conversion Investors”) pursuant to which the May 2014 Conversion Investors converted $1,169,300 into 11,693,000 shares of common stock together with a common stock purchase warrants to acquire 5,846,500 shares of common stock at $0.15 per share for a period of three years.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

 ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit No.	Description

3.1	Certificate of Designation for Series A Preferred Stock (1)

3.2	Certificate of Change (6)

3.3	Certificate of Correction (6)

3.4	Articles of Merger (7)

3.5	Certificate of Correction (Articles of Merger) (7)

3.6	Certificate of Amendment to the Certificate of Incorporation (9)

4.1	Form of Subscription Agreement by and between Title Starts Online, Inc. and the January 2010 Accredited Investors (2)

4.2	6% Promissory Note issued by Title Starts Online, Inc. on March 1, 2010 (3)

4.3	Form of Subscription Agreement by and between Title Starts Online, Inc. and the March 2010 Accredited Investors (4)

4.4	Form of Subscription Agreement by and between AMP Holding Inc. and Accredited Investors (11)

4.5	Form of Subscription Agreement by and between AMP Holding Inc. and May 2011 Accredited Investors (15)

4.6	Stock Option to acquire 500,000 shares of common stock issued to Joseph Paresi dated May 25, 2011 (16)

4.7	Stock Option to acquire 1,000,000 shares of common stock issued to Joseph Paresi dated May 25, 2011 (16)

4.8	Common Stock Purchase Warrant to acquire 500,000 shares of common stock issued to Joseph Paresi dated May 25, 2011 (16)

4.9	Stock Option to acquire 500,000 shares of common stock issued to James Taylor dated May 25, 2011 (16)

4.10	Common Stock Purchase Warrant to acquire 500,000 shares of common stock issued to James Taylor dated May 25, 2011 (16)

4.11	Stock Option to acquire 500,000 shares of common stock issued to Stephen Burns dated May 25, 2011 (16)

4.12	Common Stock Purchase Warrant to acquire 500,000 shares of common stock issued to Stephen Burns dated May 25, 2011 (16)

4.13	Promissory Note issued by AMP Holding Inc. on October 31, 2011 (17)

4.14	Security Agreement by and between AMP Holding Inc. and Stephen Burns dated October 31, 2011 (17)

4.15	Form of Securities Purchase Agreement (18)

4.16	Form of Secured Convertible Debenture (18)

4.17	Form of Common Stock Purchase Warrant (18)

4.18	Form of Security Agreement (18)

4.19	Promissory Note dated May 30, 2012 (20)

4.20	Promissory Note dated May 31, 2012 (20)

4.21	Promissory Note dated June 5, 2012 (20)

4.22	Letter Amendment dated June 5, 2012 (20)

4.23	Letter Amendment dated June 5, 2012 (20)

4.24	Letter Amendment dated June 5, 2012 (20)

4.25	Letter Agreement by and between Stephen Burns and AMP Holding Inc. (21)

4.26	Form of Note and Warrant Amendment and Conversion Agreement (24)

4.27	Promissory Note in the principal amount of $232,400 dated November 20, 2012 payable to EASi and Aerotek (25)

4.28	Form of Subscription Agreement by and between AMP Holding Inc. and the January 2013 Accredited Investor (26)

4.29	Form of Warrant by and between AMP Holding Inc. and the January 2013 Accredited Investor (26)

4.30	Promissory Note dated January 29, 2013 (26)

4.31	Common Stock Purchase Warrant issued to and an accredited investor (27)

4.32	Secured Debenture by and between Workhorse Custom Chassis, LLC and AMP Trucks Inc. dated March 13, 2013 (29)

4.33	Security Agreement by and between Workhorse Custom Chassis, LLC and AMP Trucks Inc. dated March 13, 2013 (29)

4.34	Mortgage, Security Agreement, Assignment of Rents and Fixture Filing by and between Workhorse Custom Chassis, LLC and AMP Trucks Inc. dated March 13, 2013 (29)

4.35	Form of Subscription Agreement entered by and between AMP Holding Inc. and the March 2013 Accredited Investors (29)

4.36	Form of Common Stock issued to the March 2013 Accredited Investors (29)

4.37	Stock Option to acquire 50,000 shares of common stock issued to William B. Richardson III dated March 19, 2013 (30)

4.38	Promissory Note issued to JMJ Financial (33)

4.39	2014 Incentive Stock Plan (34)

4.40	Subscription Agreement by and between AMP Holding, Inc. and Joseph T. Lukens (35)

4.41	Form of Common Stock Purchase issued to Joseph T. Lukens (35)

10.1	Share Exchange Agreement dated as of December 28, 2009 by and among Advanced Mechanical Products, Inc., the shareholders of Advanced Mechanical Products, Inc. and Title Starts Online, Inc. (1)

10.2	Agreement and Release between Title Starts Online, Inc. and Mark DeFoor dated December 29, 2009 (1)

10.3	Conversion Agreement between Title Starts Online, Inc. and Bowden Transportation, Inc. dated December 28, 2009 (1)

10.4	Conversion Agreement between Title Starts Online, Inc. and Han Solutions II, LLC dated December 28, 2009 (1)

10.5	Conversion Agreement between Title Starts Online, Inc. and Ziu Zhang dated December 28, 2009 (1)

10.6	Director Agreement by and between AMP Holding Inc. and Nancy Dunlap dated August 23, 2010 (8)

10.7	Director Agreement by and between AMP Holding Inc., and James E. Taylor dated October 11, 2010 (10)

10.8	Employment Agreement by and between AMP Holding Inc. and James Taylor dated December 8, 2010 (12)

10.9	Employment Agreement by and between AMP Holding Inc. and Stephen S. Burns dated December 8, 2010 (12)

10.10	Director Agreement by and between AMP Holding Inc. and Joseph Paresi dated December 8, 2010 (12)

10.11	Employment Agreement by and between AMP Holding Inc. and Paul V. Gonzales dated January 12, 2011 (13)

10.12	Distribution Agreement by and between AMP Holding Inc. and Northern Lights Energy ehf. dated April 14, 2011 (14)

10.13	Agreement and General Release by and between AMP Holding Inc. and Joseph Paresi dated April 13, 2012 (19)

10.14	Investment Agreement dated as of August 20, 2012, by and between AMP Holding Inc., and Kodiak Capital Group, LLC. (22)

10.15	Registration Rights Agreement dated as of August 20, 2012, by and between AMP Holding Inc. and Kodiak Capital Group, LLC (22)

10.16	Letter Agreement by and between AMP Holding Inc. and Martin J. Rucidlo dated August 24, 2012 (23)

10.17	Release and Settlement Agreement by and between ESG Automotive, Inc., AMP Holding Inc. and AMP Electric Vehicles Inc. (25)

10.18	Conversion Agreement by and between AMP Holding Inc. and an accredited investor dated February 21, 2013 (27)

10.19	Asset Purchase Agreement by and between Workhorse Custom Chassis, LLC, as Seller, and AMP Trucks Inc., as Buyer dated as of March 4, 2013 (28)

10.20	Amendment No. 1 to the Asset Purchase Agreement by and between Workhorse Custom Chassis, LLC, as Seller, and AMP Trucks Inc., as Buyer dated as of March 13, 2013 (29)

10.21	Agreement for a Member of the Board of Business Advisors by and between AMP Holding Inc. and William B. Richardson III dated March 19, 2013 (30)

10.22	Employment Agreement between AMP Holding Inc. and Julio C. Rodriguez dated August 15, 2013 (31)

10.23	Director Agreement by and between AMP Holding Inc. and Raymond Chess dated October 24, 2013 (32)

16.1	Letter from Schumacher & Associates, Inc. (5)

21.1	List of Subsidiaries (31)

23.1	Consent of Clark, Schaefer, Hackett & Co. (31)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

EX-101.INS	XBRL INSTANCE DOCUMENT

EX-101.SCH	XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT

EX-101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE

EX-101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE

EX-101.LAB	XBRL TAXONOMY EXTENSION LABELS LINKBASE

EX-101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

(1)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on January 4, 2010.
(2)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on February 4, 2010.
(3)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on March 4, 2010.
(4)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on March 17, 2010.
(5)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on March 18, 2010.
(6)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on May 25, 2010.
(7)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on May 25, 2010.
(8)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on August 27, 2010.
(9)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on September 10, 2010.
(10)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on October 19, 2010.
(11)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on December 6, 2010.
(12)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on December 13, 2010.
(13)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on January 14, 2011.
(14)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on April 20, 2011.
(15)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on May 12, 2011.
(16)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on June 1, 2011.
(17)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on November 4, 2011.
(18)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on February 28, 2012.
(19)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on April 19, 2012.
(20)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on June 25, 2012.
(21)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on July 11, 2012.
(22)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on August 24, 2012.
(23)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on August 30, 2012.
(24)	Incorporated by reference to the Form 10-Q Current Report filed with the Securities and Exchange Commission on November 15, 2012.
(25)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on January 11, 2013.
(26)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on February 5, 2013.
(27)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on February 28, 2013.
(28)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on March 6, 2013.
(29)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on March 15, 2013.
(30)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on March 19, 2013.
(31)	Incorporated by reference to the Form 10-K Current Report filed with the Securities and Exchange Commission on April 12, 2013.
(32)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on October 30, 2013
(33)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on December 16, 2013.
(34)	Incorporated by reference to the Form S-8 Current Report filed with the Securities and Exchange Commission on January 17, 2014.
(35)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on March 19, 2014.
(36)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on March 27, 2014.
(37)	Incorporated by reference to the Form 10-K Current Report filed with the Securities and Exchange Commission on April 15, 2014.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

AMP HOLDING INC.

Dated: May 20, 2014	By:	/s/ Stephen S. Burns
Name: Stephen S. Burns
Title: Chief Executive Officer (Principal Executive Officer)

Dated: May 20, 2014	By:	/s/ Julio C. Rodriguez
Name: Julio C. Rodriguez
Title: Chief Financial Officer (Principal Financial and Accounting Officer)