Form 10-Q
period 2014-06-30
AMP Holding Inc.
filed 2014-08-14
CIK 1425287

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

☐

For the quarterly period ended June 30, 2014

or
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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $0.001 par value per share	146,897,008
(Class)	(Outstanding at August 14, 2014)

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

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

	AMP Holding Inc. (A Development Stage Company) Balance Sheets June 30, 2014 and December, 31 2013

Assets	June 30, 2014 2014	December 31, 2013
	(Unaudited)
Current assets:
Cash and cash equivalents	$1,806,176	$7,019
Inventory	392,750	392,750
Prepaid expenses and deposits	48,236	43,967
	2,247,162	443,736

Property, plant and equipment, net	4,204,273	4,407,261
	$6,451,435	$4,850,997

Liabilities and Stockholders' Equity (Deficit)

Current liabilities:
Accounts payable	$1,416,754	$1,546,388
Accounts payable, related parties	324,086	468,165
Customer deposits	-	177,500
Notes payable	-	-
Shareholder advances	6,000	1,934,300
Convertible debentures	-	-
Current portion of long-term debt	38,645	338,225
	$1,785,485	$4,464,578

Long-term debt	2,497,258	2,292,890

Stockholders' equity (deficit):
Series A preferred stock, par value of $.001 per share 75,000,000 shares shares authorized, 0 shares issued and outstanding at December 31, 2013
and December 31, 2012	-	-
Common stock, par value of $.001 per share 250,000,000 shares authorized,
146,897,008 shares issued and outstanding at June 30, 2014 and
82,711,524 shares issued and outstanding at December 31, 2013	146,892	82,712
Additional paid-in capital	26,754,440	20,321,536
Stock based compensation	5,922,207	5,171,093
Accumulated deficit during the development stage	(30,654,847)	(27,481,812)
	2,168,692	(1,906,471)

	$6,451,435	$4,850,997

See accompanying notes to financial statements.

AMP Holding Inc.
(A Development Stage Company) Statements of Operations For the Three and Six Months Ended June 30, 2014 and 2013 and for the Period From Inception, February 20, 2007 to June 30, 2014 (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,		Since Date of Inception, February 20, 2007 to June 30,
	2014	2013	2014	2013	2014

Sales	$177,459	$-	$177,459	$-	$957,799

Operating Expenses
Selling, general and administrative	1,178,970	1,092,342	1,724,500	1,918,905	16,470,474
Research and development	899,662	994,706	1,469,017	1,723,211	14,469,607
Total operating expenses	2,078,632	2,087,048	3,193,517	3,642,116	30,940,081

Interest expense, net	64,759	75,356	156,977	103,995	672,565

Net loss during the development stage	$(1,965,932)	$(2,162,404)	$(3,173,035)	$(3,746,111)	$(30,654,847)

Basic and diluted loss per share	$(0.01)	$(0.03)	$(0.02)	$(0.05)

Weighted average number of common
shares outstanding	146,897,008	78,504,998	146,897,008	69,418,138

See accompanying notes to financial statements.

AMP Holding Inc.
(A Development Stage Company) Statements of Stockholders' Equity (Deficit) From Inception, February 20, 2007 to June 30, 2014

	Common Stock		Series A Preferred Stock				Accumulated Deficit During the	Total Stockholders'
	Number of Shares	Amount	Number of Shares	Amount	Additional Paid-in Capital	Stock Based Compensation	Development Stage	Equity (Deficit)

Beginning capital - inception	-	$-	-	$-	$-	$-	$-	$-

Issuance of common stock, and fulfillment
of stock subscriptions receivable	7,210	900,000	-	-	-	-	-	900,000
Net loss from operations, period of inception,
February 20, 2007 to December 31, 2007	-	-	-	-	-	-	(456,145)	(456,145)
	7,210	$900,000	-	$-	$-	$-	$(456,145)	$443,855

Issuance of common stock, and fulfillment
of stock subscriptions receivable	4,305	875,000	-	-	-	-	-	875,000
March 10, 2008 stock dividend	62,720	-	-	-	-	-	-	-
Share based compensation for the year
ended December 31, 2008	-	9,757	-	-	-	-	-	9,757
Net loss from operations for the year
ended December 31, 2008	-	-	-	-	-	-	(1,383,884)	(1,383,884)
	74,235	$1,784,757	-	$-	$-	$-	$(1,840,029)	$(55,272)

January 1, 2009 stock re-pricing agreement	18,025	-						-
Issuance of common stock, and fulfillment
of stock subscriptions receivable	168,210	753,511	-	-	49,989	-	-	803,500
Share based compensation to
December 28, 2009	-	7,983	-	-	-	-	-	7,983
Shares issued out of stock option plan on
December 31, 2009	3,220	-	-	-	-	-	-	-
Net effect of purchase accounting adjustments	17,508,759	(2,528,479)	-	-	2,528,479	-	-	-
Conversion of convertible notes	-	-	8,375	8	264,992	-	-	265,000
Net loss from operations for the year
ended December 31, 2009	-	-	-	-	-	-	(1,524,923)	(1,524,923)
	17,772,449	$17,772	8,375	$8	$2,843,460	$-	$(3,364,952)	$(503,712)

Conversion of convertible note	29,750	30	-	-	9,970	-	-	10,000
Issuance of preferred stock, and fulfillment
of stock subscriptions receivable	-	-	625	1	24,999	-	-	25,000
Issuance of common stock, and fulfillment
of stock subscriptions receivable	9,808,566	9,809	-	-	3,682,530	-	-	3,692,339
Conversion of account payable	101,636	102	-	-	86,898	-	-	87,000
Share based compensation for the year
ended December 31, 2010	-	-	-	-	-	1,436,979	-	1,436,979
Net loss from operations for the year
ended December 31, 2010	-	-	-	-	-	-	(5,028,106)	(5,028,106)
	27,712,401	$27,713	9,000	$9	$6,647,857	$1,436,979	$(8,393,058)	$(280,500)

Issuance of common stock, and fulfillment
of stock subscriptions receivable	9,912,447	9,911	-	-	5,404,830	-	-	5,414,741
Stock options and warrants exercised	38,692	39	-	-	12,236	-	-	12,275
Conversion of preferred stock to common stock	1,071,110	1,072	(9,000)	(9)	(1,063)	-	-	-
Share based compensation for the year
ended December 31, 2011	-	-	-	-	-	2,002,891	-	2,002,891
Net loss from operations for the year
ended December 31, 2011	-	-	-	-	-	-	(8,705,711)	(8,705,711)
	38,734,650	$38,735	-	$-	$12,063,860	$3,439,870	$(17,098,769)	$(1,556,304)

Issuance of detached warrants in connection
with convertible debentures	-	-	-	-	91,493	-	-	91,493
Conversion of debentures and interest	10,227,070	10,227	-	-	2,035,187	-	-	2,045,414
Conversion of account payable	6,993,743	6,993	-	-	766,007	-	-	773,000
Share based compensation for the year
ended December 31, 2012	-	-	-	-	-	338,853	-	338,853
Net loss from operations for the year
ended December 31, 2012	-	-	-	-	-	-	(4,272,489)	(4,272,489)
	55,955,463	$55,955	-	$-	$14,956,547	$3,778,723	$(21,371,258)	$(2,580,033)
Issuance of common stock, and fulfillment
of stock subscriptions receivable	21,330,000	21,330	-	-	4,254,270	-	-	4,275,600
Stock options and warrants exercised	18,764	20	-	-	1,143	-	-	1,163
Conversion of convertible note	500,000	500	-	-	99,500	-	-	100,000
Conversion of account payable	4,907,297	4,907	-	-	1,010,076	-	-	1,014,983
Share based compensation for the year
ended December 31, 2013	-	-	-	-	-	1,392,370	-	1,392,370
Net loss from operations for the year
	-	-	-	-	-	-	(6,110,554)	(6,110,554)
	82,711,524	$82,712	-	$-	$20,321,536	$5,171,093	$(27,481,812)	$(1,906,471)
Issuance of common stock, and fulfillment
of stock subscriptions receivable	59,423,000	59,423	-	-	5,882,877	-	-	5,942,300
Stock options and warrants exercised
Conversion of account payable	4,762,484	4,757	-	-	550,027	-	-	554,784
Share based compensation for the year
ended June 30, 2014	-	-	-	-	-	751,114	-	751,114
Net loss from operations for the year
ended June 30, 2014	-	-	-	-	-	-	(3,173,035)	(3,173,035)
	146,897,008	146,892	-	-	26,754,440	5,922,207	(30,654,847)	2,168,692

See accompanying notes to financial statements.

AMP Holding Inc.
(A Development Stage Company)
Statements of Cash Flows
For the Three and Six Months Ended June 30, 2014 and 2013
and for the Period From Inception,
February 20, 2007 to June 30, 2014
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,		Since Date of Inception, February 20, 2007 to June 30,
	2014	2013	2014	2013	2014

Cash flows from operating activities:
Net loss during the development stage	$(1,965,932)	$(2,162,404)	$(3,173,035)	$(3,746,111)	$(30,654,847)
Adjustments to reconcile net loss from operations
to cash used by operations:
Depreciation	101,492	101,493	202,986	116,664	815,642
Loss on sale of assets	-	-	-	-	27,544
Stock based compensation	556,147	810,411	751,114	1,140,527	5,939,947
Interest expense on convertible debentures	-	-	13,269	-	172,228
Amortized discount on convertible debentures	-	-	-	-	91,493
Legal, consulting and investment services	134,250	260,075	554,784	602,575	2,571,112
Capitalization of accrued interests	-	-	225,000	-	225,000
Effects of changes in operating assets and liabilities:
Inventory	-	-	-	48,252	7,250
Prepaid expenses and deposits	-	(16,812)	(4,269)	(44,776)	(48,236)
Accounts payable	156,596	206,574	(142,901)	43,891	1,917,122
Accounts payable, related parties	(143,363)	32,221	(144,079)	14,794	271,291
Customer deposits	(177,500)	210,000	(177,500)	320,000	-

Net cash used by operations	(1,338,310)	(558,442)	(1,894,631)	(1,504,184)	(18,664,454)

Cash flows from investing activities:

Cash paid in acquisition of Workhorse Custom Chasis, LLC	-	-	-	(2,750,000)	(2,750,000)
Capital expenditures	-	-	-	(63)	(376,713)
Proceeds on sale of assets	-	-	-	-	38,900

Net cash used by investing activities	-	-	-	(2,750,063)	(3,087,813)

Cash flows from financing activities:

Proceeds from debentures	-	-	-	-	1,939,250
Proceeds from notes payable	-	-	-	100,000	160,000
Payments on notes payable	-	-	-	-	(150,000)
Proceeds from long-term debt	-	-	-	-	50,000
Payments on long-term debt	(169,464)	(23,850)	(320,212)	(40,989)	(551,096)
Conversion of note payable	-	-	-	-	-
Shareholder advances, net of repayments	(4,135,120)	-	(1,928,300)	-	6,000
Issuance of common and preferred stock	4,742,300	616,761	5,942,300	4,301,761	22,104,289

Net cash provided by financing activities	437,716	592,911	3,693,788	4,360,772	23,558,443

Change in cash and cash equivalents	(900,594)	34,469	1,799,157	106,525	1,806,176

Cash at the beginning of the period	2,706,770	111,875	7,019	39,819	-
Cash at the end of the period	1,806,176	146,344	1,806,176	146,344	1,806,176

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
Rent expense valued at $80,190 was accepted as consideration for issuance of common stock in September 2013, respectively.

See accompanying notes to financial statements.

AMP Holding Inc.

Notes to Consolidated Financial Statements
 (Unaudited)

1.	SUMMARY OF SIGNIFICANT ACCOUNTING PRINICPLES

The following accounting principles and practices are set forth to facilitate the understanding of data presented in the financial statements:

Nature of operations and principles of consolidation

AMP Holding Inc. (AMP, we, us or our) designs, develops, manufacture, and sells high-performance, medium-duty trucks with advanced powertrain components under the Workhorse chassis brand.

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

Since the acquisition, the Company has devoted the majority of its resources to the development of an all-electric drive system capable of moving heavy large vehicles ranging from full size SUV’s up to and including Medium Duty Commercial trucks.  Additionally, in February 2013, AMP Holding Inc. formed a new wholly owned subsidiary, AMP Trucks Inc., an Indiana corporation. On March 13, 2013 AMP Trucks Inc. closed on the acquisition of an asset purchase of Workhorse Custom Chassis, LLC.  The assets included in this transaction include:  The Workhorse brand, access to the dealer network of 440 dealers nationwide, intellectual property, and all physical assets which include the approximately 250,000 sq. ft. of facilities on 48 acres of land in Union City, Indiana.  This acquisition allows AMP Holding Inc. the position as a medium duty OEM capable of producing new chassis with electric, propane, compressed natural gas, and hybrid configurations, as well as gasoline drive systems.  Revenues since the inception of the Company, February 20, 2007, through the date of these financial statements have not been significant and consist of customer vehicle conversions and sales of converted experimental vehicles.

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

Financial instruments

The carrying amounts of financial instruments including cash, inventory, accounts payable and short-term debt approximate fair value because of the relatively short maturity of these instruments.

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

Buildings:  15 - 30 years
Leasehold improvements:  7 years
Software:  3 - 6 years
Equipment:  5 years
Vehicles and prototypes:  3 - 5 years

Capital stock

On April 22, 2010, the directors of the Company approved a forward stock split of the common stock of the Company on a 14:1 basis.  On May 12, 2010, the stockholders of the Company voted to approve the amendment of the certificate of incorporation resulting in a decrease of the number of shares of Common stock.  The Company filed a 14c definitive information statement with the Securities and Exchange Commission and mailed the same to its shareholders.  Management filed the certificate of amendment decreasing the authorized shares of common stock with the State of Nevada on September 8, 2010.

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

As no taxable income has occurred from the date of this merger to June 30, 2014 cumulative deferred tax assets of approximately $7.2 million are fully reserved, and no provision or liability for federal or state income taxes has been included in the financial statements.  Net operating losses of approximately $ 3.6 million are available for carryover to be used against taxable income generated through 2030, net operating losses of approximately $6.7 million are available for carryover to be used against taxable income generated through 2031, and net operating losses of approximately $3.9 million are available for carryover to be used against taxable income generated through 2032, net operating losses of approximately $4.7 million are available for carryover to be used against taxable income generated through 2033, and net operating losses of approximately $2.4 million are available for carryover to be used against taxable income generated through 2034.  The Company had not filed income tax returns during its period as a shell company.

Uncertain tax positions

The Company adopted the provisions of Accounting for Uncertainty in Income Taxes.  Those provisions clarify the accounting and recognition for income tax positions taken or expected to be taken in the Company’s income tax returns.  The Company’s income tax filings are subject to audit by various taxing authorities.  The years of filings open to these authorities and available for audit are 2010 - 2012.  The Company's policy with regard to interest and penalties is to recognize interest through interest expense and penalties through other expense.  No interest or penalties with regard to income tax filings were incurred in any period, including 2013 or 2012, or since the period of inception, February 20, 2007.  In evaluating the Company’s tax provisions and accruals, future taxable income, and the reversal of temporary differences, interpretations and tax planning strategies are considered.  The Company believes their estimates are appropriate based on current facts and circumstances.

Research and development costs

The Company expenses research and development costs as they are incurred. Research and Development costs were approximately $1.5 million and  $1.7 million for the six month period ended June 30, 2014 and 2013, and $14.7 million for the period of inception to June 30, 2014, consisting primarily of personnel costs for our teams in engineering and research, prototyping expense, and contract and professional services.  Union City plant expenses prior to the start of production are also included in research and development expenses.

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

Subsequent events

On July 1, 2014, the Company granted 10 million stock options to employees and consultants.

2.	PROPERTY, PLANT AND EQUIPMENT

As of June 30, 2014 and December 31, 2013, our property, plant and equipment, net, consisted of the following:

	June 30, 2014	December 31, 2013
Land	300,000	300,000
Buildings	3,800,000	3,800,000
Leasehold Improvements	19,225	19,225
Software	27,721	27,721
Equipment	670,183	670,183
Vehicles and prototypes	164,959	164,959
	4,982,088	4,982,088
Less accumulated depreciation	(777,815)	(574,827)
	4,204,273	4,407,261

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

3.	LONG-TERM DEBT

Long-term debt consists of the following:

	June 30, 2014	December 31, 2013
Secured debenture payable to Workhorse Custom Chassis, LLC, due March 2016 plus interest at 10%. The debenture is secured by the real estate and related assets of the plant located in Union City, Indiana with a net book value of $4,158,336 at June 30, 2014	2,475,000	2,250,000

Note payable, Bank due in monthly installments of $635 including interest at 5.04% with the final payment due August 2015. The note is secured by equipment with a net book value of $7,805 at June 30, 2014	8,380	11,928

Note payable, vendor due in monthly installments of $439 including interest at 8.00% with the final payment due December 2014. The note is secured by equipment with a net book value of $7,281 at June 30, 2014	2,523	5,051

Note payable to the City of Loveland, due in annual installments of $10,241 including interest with the final payment due October 2016. Interest rate amended to 8.00%. The note is unsecured and contains restrictions on the use of proceeds.	50,000	50,000

Note payable, vendor due in monthly installments of $5,000 for the first half of 2013. Note paid on March 2014.	-	123,736

Note payable, vendor due in monthly installments of $2,000 plus interest at 4% for the first half of 2013, escalating to final payment of $18,461 plus interest at 4% in December 2014. Note paid on May 2014.	-	190,400

	2,535,903	2,631,115
Less current portion	38,645	356,868

Long term debt	2,497,258	2,274,247

Aggregate maturities of long-term debt are as follows:

2014	38,645
2015	2,458,613
2016	-
2,497,258

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

5.	SHAREHOLDER AND RELATED PARTY ADVANCES

Investor advances are as follows:

June 30, 2014	December 31,2013	Rate	Date	Expire	Note
-	43,000	3%	11/30/2009	3/31/2012	1
-	15,000	10%	10/5/2012	10/5/2013	1
-	100,000	10%	10/16/2012	10/16/2013	1
-	100,000	10%	10/16/2012	10/16/2013	1
-	50,000	10%	10/19/2012	10/19/2013	1
-	50,000	10%	11/2/2012	11/2/2013	1
-	50,000	10%	11/8/2012	11/8/2013	1
-	100,000	10%	12/6/2012	12/6/2013	1
-	50,000	10%	12/19/2012	12/19/2013	1
-	3,200	10%	10/10/2013	10/10/2014	1
-	2,500	10%	11/5/2013	11/5/2014	1
-	200,000	10%	11/12/2013	11/12/2014	1
-	50,000	10%	12/2/2013	12/2/2014	1
-	50,000	10%	12/30/2013	12/30/2014	1
-	80,000		12/11/2013		2
6,000	990,600		Various 2013/14		3
6,000	1,934,300

1	Advances were converted into equity during the second quarter of 2014
2	Paid on 3/8/2014.
3	Various non-interest bearing shareholders' deposits. Being converted into equity third quarter 2014.

6.	LEASE OBLIGATIONS

On October 1, 2011 the Company began leasing operating facilities under an agreement expiring on September 30, 2018.  Future minimum monthly lease payments under the agreement are currently $12,598 and increase 3% in October of each year.  Prepaid expenses and deposits include a security deposit equal to $12,275.  Aggregate maturities of lease obligations are as follows:

2014	76,723
2015	156,881
2016	161,588
2017	166,435
2018	127,614
689,241

Total rent expense under these operating type leases for the six months ended June 30, 2014 and 2013 was $76K and $73K, respectively, and $675K for the period from inception to June 30, 2014.

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
Granted
Exercised
Forfeited
Expired
Outstanding at June 30, 2014	9,304,374	$0.44	$0.23	39
Exercisable at June 30, 2014	6,670,937	$0.51	$0.27	38

The Company recorded $ 68,238, $421,281, $325,673 and $ 2,276,379 compensation expense for stock options to directors, officers and employees for the six months ended June 30, 2014, 2013, 2012 and the period from inception (February 20, 2007) to June 30, 2014, respectively.  As of June 30, 2014, unrecognized compensation expense of $452,755 is related to non-vested options granted to directors, officers and employees which is anticipated to be recognized over the next 30 months, commensurate with the vesting schedules.

Options to consultants
The Company has also granted, on various dates, stock options to purchase common stock of the Company to consultants for services previously provided to the Company.  The terms, exercise prices and vesting of these awards vary.

The following table summarizes option activity for consultants:

	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Grant Date Fair Value per Share	Weighted Average Remaining Exercise Term in Months
Outstanding at December 31, 2010	810,000	$0.67	$0.23	32
Exercisable at December 31, 2010	380,000	$0.63	$0.22	31
Granted	70,000	0.59	0.18	31
Exercised	-	-	-	-
Forfeited	-	-	-	-
Expired	-	-	-	-
Outstanding at December 31, 2011	880,000	$0.66	$0.23	20
Exercisable at December 31, 2011	755,000	$0.64	$0.22	20
Granted	150,000	0.11	0.04	36
Exercised	-	-	-	-
Forfeited	(30,000)	0.76	0.25	9
Expired	(340,000)	0.83	0.28	8
Outstanding at December 31, 2012	660,000	$0.45	$0.15	14
Exercisable at December 31, 2012	561,000	$0.50	$0.17	10
Granted	400,000	0.21	0.10	57
Exercised	-	-	-	-
Forfeited	-	-	-	-
Expired	(810,000)	0.67	0.23	-
Outstanding at December 31, 2013	250,000	$0.35	$0.13	23
Exercisable at December 31, 2013	102,000	$0.39	$0.15	17
Granted
Exercised
Forfeited
Expired
Outstanding at June 30, 2014	250,000	$0.55	$0.22	14
Exercisable at June 30, 2014	102,000	$0.55	$0.22	17

The Company recorded $13,474, $68,747, $ (70,171) and $178,215 compensation expense for stock options to consultants for the six months ended June 30, 2014, 2013, 2012 and for the period from inception (February 20, 2007) to June 30, 2014, respectively.  As of June 30, 2014, unrecognized compensation expense of $56,728 is related to non-vested options granted to consultants which is anticipated to be recognized over the next 14 months, commensurate with the vesting schedules.

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

The following table summarizes warrant activity for accredited investors:

	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Grant Date Fair Value per Share	Weighted Average Remaining Exercise Term in Months
Outstanding at December 31, 2010	785,001	$0.80	$0.11	24
Exercisable at December 31, 2010	785,001	$0.80	$0.11	24
Granted	4,956,224	0.80	0.11	24
Exercised	-	-	-	-
Forfeited	-	-	-	-
Expired	-	-	-	-
Outstanding at December 31, 2011	5,741,225	$0.80	$0.11	17
Exercisable at December 31, 2011	5,741,225	$0.80	$0.11	17
Granted	1,450,000	0.50	0.06	36
Modified warrants prior to modifications	(7,191,225)	0.74	0.10	10
Modified warrants after modifications	7,191,225	0.69	0.10	20
Exercised	-	-	-	-
Forfeited	-	-	-	-
Expired	-	-	-	-
Outstanding at December 31, 2012	7,191,225	$0.69	$0.10	19
Exercisable at December 31, 2012	7,191,225	$0.69	$0.10	19
Granted	10,954,063	0.40	0.05	28
Exercised	-	-	-	-
Forfeited	-	-	-	-
Expired	(1,901,666)	0.76	0.13	-
Outstanding at December 31, 2013	16,243,622	$0.52	$0.07	22
Exercisable at December 31, 2013	16,243,622	$0.52	$0.07	22
Granted	29,711,500	0.15	0.02	34
Exercised
Forfeited
Expired	(4,164,547)	0.80	0.11
Outstanding at June 30, 2014	41,790,575	$0.31	$0.05	22
Exercisable at June 30, 2014	41,790,575	$0.31	$0.05	22

The Company recorded $669,402, $902,342, $20,907 and $2,225,825 compensation expense for stock warrants to accredited investors for the six months ended June 30, 2014, 2013,2012 and for the period from inception (February 20, 2007) to June 30, 2014, respectively.  There is no unrecognized compensation expense for these warrants because they are fully vested at date of grant.

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
Granted
Exercised
Forfeited
Expired
Outstanding at June 30, 2014	4,589,590	$0.60	$0.22	22
Exercisable at June 30, 2014	4,339,590	$0.60	$0.22	22

The Company recorded $0, $0, $64,936 and $936,340 compensation expense for stock warrants to the placement agent and consultants for the six months ended June 30, 2014, 2013, 2012 and for the period from inception (February 20, 2007) to June 30, 2014, respectively.  There is no unrecognized compensation expense for the placement agent warrants because they are fully vested at date of grant.

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
Granted
Exercised
Forfeited
Expired
Outstanding at June 30, 2014	3,289,250	$1.75	$0.09	28
Exercisable at June 30, 2014	3,289,250	$1.75	$0.09	28

The Company recorded $0, $0, $(2,492) and $323,188 compensation expense for stock warrants to directors and officers for the six months ended June 30, 2014, 2013 and for the period from inception (February 20, 2007) to June 30, 2014, respectively.  There is no unrecognized compensation expense for these warrants because they are fully vested at date of grant.

8.	RECENT PRONOUNCEMENTS

In June 2014, The FASB issued ASU No. 2014-12, Compensation – Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. The amendments in the ASU require that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. A reporting entity should apply existing guidance in Topic 718, Compensation – Stock Compensation, as it relates to awards with performance conditions that affect vesting to account for such awards. The amendments in this ASU are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Earlier adoption is permitted. The effective date is the same for both public business entities and all other entities. We do not expect the adoption of these provisions to have a significant impact on the Company’s consolidated financial statements.

In May 2014, The FASB issued ASU No. 2014-09, Revenue from Contracts with Customers: Topic 606. ASU 2014-09 affects any entity using U.S. GAAP that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards (e.g., insurance contracts or lease contracts). For a public entity, the amendments in this ASU are effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early application is not permitted. We do not expect the adoption of these provisions to have a significant impact on the Company’s consolidated financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview and Quarter Highlights

We design, develop, manufacture, and sell high-performance, medium-duty trucks with advanced powertrain components under the proven Workhorse chassis brand.   We believe that our vehicles, engineering expertise, innovation, and operational structure differentiate us from traditional truck manufacturers.

We recently announced that we filed a provisional patent for a new system that extends the range of electric vehicles while reducing the overall cost of the typical battery-electric power train. The new system, E-GEN Drive(TM), is designed specifically for the package delivery vehicle market, in which the diesel and/or gasoline-powered vehicles in use now, stop and restart hundreds of times a day.  We believe that battery-electric technology is an ideal fit for urban and suburban delivery routes and we understand fleet owner's concerns about range anxiety and cost. Our E-GEN Drive system will enable them to complete the typical route on all electric power using smaller battery packs, thus reducing the cost of the entire system. Our E-GEN Drive trucks, offer a three-year payback making them price competitive with gasoline-powered trucks.

Our E-GEN has recently been approved by the Environmental Protection Agency for on-road use. We believe this is a very significant step towards widespread adoption of this power train by fleet operators.

Our association with Power Solutions International (PSIX:NASDAQ) provides us with multi-fuel engines that function as generators. When the ignition is shut off, the engine automatically turns on and recharges the battery pack. When the ignition is turned back on, the engine turns off and the vehicle reverts to all-electric power. The engine and the battery-powered motor are never in use at the same time. It's not a traditional hybrid, but an emergency-range electric vehicle.

As a result, we believe our new design has many benefits, including:

●	Fleet management flexibility: Depending on our customer’s driving patterns and fuel cost goals, our E-GEN drive train can be remotely adjusted to use more electric power or internal combustion engine (ICE) power at their choice.
●	Energy efficiency and cost of ownership: We believe our trucks offer our customers an attractive cost of ownership profile when compared to similar products. Using a single electric powertrain with a small ICE enables us to create a lighter, more energy efficient vehicle that is mechanically simple. Since we are able to use smaller battery packs, we can reduce the cost of the entire system. Additionally, government incentives can reduce the cost of ownership even further.
●	High performance: We believe our trucks deliver an unparalleled driving experience with powerful acceleration for the most demanding applications with the added benefit of a very quiet operation.

 We also announced the second generation, full-electric truck “E-100” which is a significant improvement to our first generation vehicle. The second-generation vehicle includes a single powerful electric motor with no transmission and new lighter, high-density Lithium Ion batteries giving the vehicle a range of up to 100 miles.

In March of 2013, we purchased the former Workhorse Custom Chassis assembly plant in Union City, Indiana from Navistar International (NAV:NYSE). From 2003 through 2008, this assembly plant consistently produced more than $100 million dollars of revenue per year. With this acquisition, we intend to become an Original Equipment Manufacturer (OEM) of Class 3-6 commercial-grade, medium-duty truck chassis to be marketed under the Workhorse® brand.

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

In addition to having the ability to build our own chassis, we design and produce battery-electric power trains that can be installed in new Workhorse chassis for Class 3-6 medium-duty vehicles from diesel or gasoline power to electric power. Our approach is to provide battery-electric power trains utilizing proven, automotive-grade, mass-produced parts in its architecture coupled with in-house control software that we have developed over the last five years.

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

Results of Operations

Our condensed consolidated statement of operations data for the period presented follows:

	Three Months Ended June 30		Six Months Ended June 30
	2014	2013	2014	2013

Sales	$177,459	$-	$177,459	$-

Operating Expenses
Selling, general and administrative	1,178,970	1,092,342	1,724,500	1,918,905
Research and development	899,662	994,706	1,469,017	1,723,211
Total operating expenses	2,078,632	2,087,048	3,193,517	3,642,116

Interest expense, net	64,759	75,356	156,977	103,995

Net loss during the development stage	$(1,965,932)	$(2,162,404)	$(3,173,035)	$(3,746,111)

Revenue

We generated revenue of $177 thousand for the three and six months ended June 30, 2014 for the delivery of an all-electric Para-transit 12 passenger bus to BARTA (Berks County Regional Transit Authority) of Pennsylvania.  We did not generate revenue for the three and six months ended June 30, 2013. Direct Costs charged to operations were $177 thousand.

We have received several orders from fleets which we are in the process of filling and that we expect to deliver on  in the next 12 months.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist primarily of personnel and facilities costs related to our development including, marketing, sales, executive, finance, human resources, information technology and professional, legal and contract services.

Selling, general and administrative expenses during the three and six months ended June 30, 2014 were $1.17 million and $1.724 million, respectively, an increase from $1.092 million from the three months ended June 30, 2013 and a decrease from $1.92 million for the six months ended in 2013.  The $86 thousand increase in the three months ended in June 30, 2014 is mainly due to additions in employee expenses, and stock based compensation as a result of increased activity in the building of new customer orders.  The $195 thousand decrease in the six months ended June 30, 2014 is due to lower levels of expense mainly in stock based compensation.

Research and Development Expenses

Research and development expenses consist primarily of personnel costs for our teams in engineering and research, prototyping expense, and contract and professional services.  Union City plant expenses prior to the start of production are also included in research and development expenses.

Research and development expenses during the three months and six ended in June 30, 2014 were approximately $900,000 and $1.469 million, respectively, a decrease from $995 thousand and $1.723 million for the three and six months ended June 30, 2013, respectively.  The $95,000 decrease for the three months ended in June 30, 2014 is the result of lower engineering consulting expense as well as increments in motors and batteries.  The $254 thousand decrease for the six months ended in June 30, 2013 is mainly the effect of lower stock based compensation in personnel expenses.

Interest Expenses

Our interest expense is incurred primarily from our long term loan with Navistar in connection to the purchase of the Union City plant mentioned before in the Property, Plant and Equipment and Long Term Loan notes to the financial statements.

Interest expenses during the three and six months ended in June 30, 2014 were approximately $65 thousand and 157 thousand, respectively, an increase from $75 thousand and $104 thousand during the three and six months ended in June 30, 2013, respectively.  The $10 thousand and $53 thousand increase was mainly due to the fact that we had just completed the purchase during the month of March 2013 so no interests needed to be accrued early in that quarter.  Also interests on the loan are capitalized to the principal and payable after 3 years and we capitalized the first year of interests in March 2014.

Summary of Cash Flows

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013

Net cash used in operating activities	(1,338,310)	(558,442)	(1,894,631)	(1,504,184)
Net cash used in investing activities	-	-	-	(2,750,063)
Net cash provided by financing activities	437,716	592,911	3,693,788	4,360,772

Cash Flows from Operating Activities

Our cash flows from operating activities are affected by our cash investments to support the business in research and development, manufacturing, selling, general and administrative.  Our operating cash flows are also affected by our working capital needs to support fluctuations in inventory, personnel expenses, accounts payable and other current assets and liabilities.

Net cash used in operating activities was $1.8 million during the six months ended June 30, 2014.  The largest component of our cash used during this was to our net loss of $3.1 million, which included non-cash charges such as depreciation of $202 thousand, stock based compensation of $751,000, consulting services paid in stock of $554 thousand and capitalization of accrued interests of $225 thousand on the Navistar long term loan.  Operating cash outflows for the six months ended June 30, 2014 were primarily related to research and development expenses of $1.5 million and operating expenses of $1.7 million, in addition to payment of accounts payable for $142 thousand.

Net cash used in operating activities was $1.5 million during the six months ended June 30, 2013.  The main component of our cash used during this periods related to our net loss of $3.7 million, which included non-cash charges such as depreciation of $116 thousand, stock based compensation of $1.1 million and consulting services paid in stock of $602 thousand.  Operating cash outflows for the six months ended June 30, 2014 were primarily related to research and development expenses of $728 thousand and operating expenses of $826 thousand, partially offset by $320 thousand increase in customer deposits.

Cash Flows from Investing Activities

Cash flow from investing activities primarily relates to capital expenditures to support our future growth in operations including the investments made in the Union City plant.

There was no cash used in investing activities during the six months ended June 30, 2014 from $2.7 million during the six months ended in June 30, 2013.  The Union City Plant was purchased during the first quarter of 2013.

Cash Flows from Financing Activities

Net cash provided by financing activities was $3.7 million during the six months ended June 30, 2014 and was comprised primarily of $4 million net of issuance of common stock offset by payments of $320 thousand for long term debt.

Net cash provided by financing activities was $4.3 million during the six months ended June 30, 2013 and was comprised primarily of $4.3 million of issuance of common stock.

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

ITEM 4. CONTROLS AND PROCEDURES

As of the end of the period covered by this Quarterly Report, our Chief Executive Officer and Chief Financial Officer performed an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act.  Based on the evaluation and the identification of the material weaknesses in internal control over financial reporting described below, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2014, the Company's disclosure controls and procedures were not effective.  To strengthen the financial area and in anticipation of operations beginning at the new Workhorse plant, of which there is no guarantee, the Company hired a new CFO with manufacturing experience.  The prior Interim CFO will continue as the Director of Finance.

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

Our Chief Executive Officer and Chief Financial Officer have conducted an assessment of our internal control over financial reporting as of June 30, 2014.  Management's assessment of internal control over financial reporting was conducted using the criteria in Internal Control over Financial Reporting – Guidance for Smaller Public Companies issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis.  In connection with management's assessment of our internal control over financial reporting as required under Section 404 of the Sarbanes-Oxley Act of 2002, we identified the following material weaknesses in our internal control over financial reporting as of June 30, 2014:

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

Because of the material weaknesses noted above, management has concluded that we did not maintain effective internal control over financial reporting as of June 30, 2014, based on Internal Control over Financial Reporting - Guidance for Smaller Public Companies issued by COSO.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2014 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our cash balance at mid-August 2014 is about $1.6 million.    We are currently evaluating several options for other financing, but there are no guarantees that we will raise capital.

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

AMP has incurred net losses amounting to $28.7 million for the period from inception (February 20, 2007) through June 30, 2014.  In addition, as of June 30, 2014, AMP has a working capital deficiency of $3.1 million.  If we incur additional significant operating losses, our stock price may decline, perhaps significantly.

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

The modern electric vehicle industry is in its infancy and has experienced substantial change in the last few years.  To date, demand for and interest in electric vehicles has been slower than forecasted by industry experts.  As a result, growth in the electric vehicle industry depends on many factors, including, but not limited to:
☐	continued development of product technology, especially batteries
☐	the environmental consciousness of customers
☐	the ability of electric vehicles to successfully compete with vehicles powered by internal combustion engines
☐	limitation of widespread electricity shortages; and
☐	whether future regulation and legislation requiring increased use of non-polluting vehicles is enacted

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

As directed by Section 404 of the Sarbanes-Oxley Act of 2002 ("SOX 404"), the Securities and Exchange Commission adopted rules requiring smaller reporting companies, such as our company, to include a report of management on the company's internal controls over financial reporting in their annual reports for fiscal years ending on or after December 15, 2007.  We were required to include the management report in annual reports starting with the year ending December 31, 2009.  Previous SEC rules required a non-accelerated filer to include an attestation report in its annual report for years ending on or after June 15, 2010.  Section 989G of the Dodd-Frank Act added SOX Section 404(c) to exempt from the attestation requirement smaller issuers that are neither accelerated filers nor large accelerated filers under Rule 12b-2.  Under Rule 12b-2, subject to periodic and annual reporting criteria, an “accelerated filer” is an issuer with market value of $75 million, but less than $700 million; a “large accelerated filer” is an issuer with market value of $700 million or greater.  As a result, the exemption effectively applies to companies with less than $75 million in market capitalization.  The Controls and Procedures item of this filing, indicates the company’s controls and procedures were not effective.

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

On May 16, 2014, the Company made a final settlement payment of $140,000 to EASi (Parent Company Aerotek) for past engineering services that cancelled a note payable with varying monthly payments due through December, 2014, totaling $169,753.

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

As of May 2014, the Company entered into conversion agreements with debt holders of the Company that were accredited investors (“May 2014 Conversion Investors”) pursuant to which the May 2014 Conversion Investors converted $1,169,300 into 11,693,000 shares of common stock together with a common stock purchase warrants to acquire 5,846,500 shares of common stock at $0.15 per share for a period of three years.

Additional disclosure

This issuance of these above securities is exempt from the registration requirements under Rule 4(2) of the Securities Act of 1933, as amended, and/or Rule 506 as promulgated under Regulation D.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit No.	Description

3.1	Certificate of Designation for Series A Preferred Stock (1)

3.2	Certificate of Change (6)

3.3	Certificate of Correction (6)

3.4	Articles of Merger (7)

3.5	Certificate of Correction (Articles of Merger) (7)

3.6	Certificate of Amendment to the Certificate of Incorporation (9)

4.1	Form of Subscription Agreement by and between Title Starts Online, Inc. and the January 2010 Accredited Investors (2)

4.2	6% Promissory Note issued by Title Starts Online, Inc. on March 1, 2010 (3)

4.3	Form of Subscription Agreement by and between Title Starts Online, Inc. and the March 2010 Accredited Investors (4)

4.4	Form of Subscription Agreement by and between AMP Holding Inc. and Accredited Investors (11)

4.5	Form of Subscription Agreement by and between AMP Holding Inc. and May 2011 Accredited Investors (15)

4.6	Stock Option to acquire 500,000 shares of common stock issued to Joseph Paresi dated May 25, 2011 (16)

4.7	Stock Option to acquire 1,000,000 shares of common stock issued to Joseph Paresi dated May 25, 2011 (16)

4.8	Common Stock Purchase Warrant to acquire 500,000 shares of common stock issued to Joseph Paresi dated May 25, 2011 (16)

4.9	Stock Option to acquire 500,000 shares of common stock issued to James Taylor dated May 25, 2011 (16)

4.10	Common Stock Purchase Warrant to acquire 500,000 shares of common stock issued to James Taylor dated May 25, 2011 (16)

4.11	Stock Option to acquire 500,000 shares of common stock issued to Stephen Burns dated May 25, 2011 (16)

4.12	Common Stock Purchase Warrant to acquire 500,000 shares of common stock issued to Stephen Burns dated May 25, 2011 (16)

4.13	Promissory Note issued by AMP Holding Inc. on October 31, 2011 (17)

4.14	Security Agreement by and between AMP Holding Inc. and Stephen Burns dated October 31, 2011 (17)

4.15	Form of Securities Purchase Agreement (18)

4.16	Form of Secured Convertible Debenture (18)

4.17	Form of Common Stock Purchase Warrant (18)

4.18	Form of Security Agreement (18)

4.19	Promissory Note dated May 30, 2012 (20)

4.20	Promissory Note dated May 31, 2012 (20)

4.21	Promissory Note dated June 5, 2012 (20)

4.22	Letter Amendment dated June 5, 2012 (20)

4.23	Letter Amendment dated June 5, 2012 (20)

4.24	Letter Amendment dated June 5, 2012 (20)

4.25	Letter Agreement by and between Stephen Burns and AMP Holding Inc. (21)

4.26	Form of Note and Warrant Amendment and Conversion Agreement (24)

4.27	Promissory Note in the principal amount of $232,400 dated November 20, 2012 payable to EASi and Aerotek (25)

4.28	Form of Subscription Agreement by and between AMP Holding Inc. and the January 2013 Accredited Investor (26)

4.29	Form of Warrant by and between AMP Holding Inc. and the January 2013 Accredited Investor (26)

4.30	Promissory Note dated January 29, 2013 (26)

4.31	Common Stock Purchase Warrant issued to and an accredited investor (27)

4.32	Secured Debenture by and between Workhorse Custom Chassis, LLC and AMP Trucks Inc. dated March 13, 2013 (29)

4.33	Security Agreement by and between Workhorse Custom Chassis, LLC and AMP Trucks Inc. dated March 13, 2013 (29)

4.34	Mortgage, Security Agreement, Assignment of Rents and Fixture Filing by and between Workhorse Custom Chassis, LLC and AMP Trucks Inc. dated March 13, 2013 (29)

4.35	Form of Subscription Agreement entered by and between AMP Holding Inc. and the March 2013 Accredited Investors (29)

4.36	Form of Common Stock issued to the March 2013 Accredited Investors (29)

4.37	Stock Option to acquire 50,000 shares of common stock issued to William B. Richardson III dated March 19, 2013 (30)

4.38	Promissory Note issued to JMJ Financial (33)

4.39	2014 Incentive Stock Plan (34)

4.40	Subscription Agreement by and between AMP Holding, Inc. and Joseph T. Lukens (35)

4.41	Form of Common Stock Purchase issued to Joseph T. Lukens (35)

4.42	Form of Subscription Agreement by and between AMP Holding Inc. and the May 2014 Accredited Investors (41)

4.43	Form of Warrant by and between AMP Holding Inc. and the May 2014 Accredited Investors (41)

4.44	Form of Conversion Agreement issued in May 2014 (41)

4.45	Form of Common Stock Purchase Warrant issued as part of the conversion in May 2014 (41)

4.46	2014 Flexible Incentive Stock Plan (42)

10.1	Share Exchange Agreement dated as of December 28, 2009 by and among Advanced Mechanical Products, Inc., the shareholders of Advanced Mechanical Products, Inc. and Title Starts Online, Inc. (1)

10.2	Agreement and Release between Title Starts Online, Inc. and Mark DeFoor dated December 29, 2009 (1)

10.3	Conversion Agreement between Title Starts Online, Inc. and Bowden Transportation, Inc. dated December 28, 2009 (1)

10.4	Conversion Agreement between Title Starts Online, Inc. and Han Solutions II, LLC dated December 28, 2009 (1)

10.5	Conversion Agreement between Title Starts Online, Inc. and Ziu Zhang dated December 28, 2009 (1)

10.6	Director Agreement by and between AMP Holding Inc. and Nancy Dunlap dated August 23, 2010 (8)

10.7	Director Agreement by and between AMP Holding Inc., and James E. Taylor dated October 11, 2010 (10)

10.8	Employment Agreement by and between AMP Holding Inc. and James Taylor dated December 8, 2010 (12)

10.9	Employment Agreement by and between AMP Holding Inc. and Stephen S. Burns dated December 8, 2010 (12)

10.10	Director Agreement by and between AMP Holding Inc. and Joseph Paresi dated December 8, 2010 (12)

10.11	Employment Agreement by and between AMP Holding Inc. and Paul V. Gonzales dated January 12, 2011 (13)

10.12	Distribution Agreement by and between AMP Holding Inc. and Northern Lights Energy ehf. dated April 14, 2011 (14)

10.13	Agreement and General Release by and between AMP Holding Inc. and Joseph Paresi dated April 13, 2012 (19)

10.14	Investment Agreement dated as of August 20, 2012, by and between AMP Holding Inc., and Kodiak Capital Group, LLC. (22)

10.15	Registration Rights Agreement dated as of August 20, 2012, by and between AMP Holding Inc. and Kodiak Capital Group, LLC (22)

10.16	Letter Agreement by and between AMP Holding Inc. and Martin J. Rucidlo dated August 24, 2012 (23)

10.17	Release and Settlement Agreement by and between ESG Automotive, Inc., AMP Holding Inc. and AMP Electric Vehicles Inc. (25)

10.18	Conversion Agreement by and between AMP Holding Inc. and an accredited investor dated February 21, 2013 (27)

10.19	Asset Purchase Agreement by and between Workhorse Custom Chassis, LLC, as Seller, and AMP Trucks Inc., as Buyer dated as of March 4, 2013 (28)

10.20	Amendment No. 1 to the Asset Purchase Agreement by and between Workhorse Custom Chassis, LLC, as Seller, and AMP Trucks Inc., as Buyer dated as of March 13, 2013 (29)

10.21	Agreement for a Member of the Board of Business Advisors by and between AMP Holding Inc. and William B. Richardson III dated March 19, 2013 (30)

10.22	Employment Agreement between AMP Holding Inc. and Julio C. Rodriguez dated August 15, 2013 (31)

10.23	Director Agreement by and between AMP Holding Inc. and Raymond Chess dated October 24, 2013 (32)

16.1	Letter from Schumacher & Associates, Inc. (5)

21.1	List of Subsidiaries (31)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

EX-101.INS	XBRL INSTANCE DOCUMENT

EX-101.SCH	XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT

EX-101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE

EX-101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE

EX-101.LAB	XBRL TAXONOMY EXTENSION LABELS LINKBASE

EX-101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

(1)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on January 4, 2010.
(2)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on February 4, 2010.
(3)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on March 4, 2010.
(4)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on March 17, 2010.
(5)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on March 18, 2010.
(6)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on May 25, 2010.
(7)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on May 25, 2010.
(8)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on August 27, 2010.
(9)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on September 10, 2010.
(10)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on October 19, 2010.
(11)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on December 6, 2010.
(12)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on December 13, 2010.
(13)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on January 14, 2011.
(14)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on April 20, 2011.
(15)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on May 12, 2011.
(16)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on June 1, 2011.
(17)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on November 4, 2011.
(18)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on February 28, 2012.
(19)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on April 19, 2012.
(20)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on June 25, 2012.
(21)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on July 11, 2012.
(22)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on August 24, 2012.
(23)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on August 30, 2012.
(24)	Incorporated by reference to the Form 10-Q Current Report filed with the Securities and Exchange Commission on November 15, 2012.
(25)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on January 11, 2013.
(26)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on February 5, 2013.
(27)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on February 28, 2013.
(28)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on March 6, 2013.
(29)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on March 15, 2013.
(30)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on March 19, 2013.

(31)	Incorporated by reference to the Form 10-K Current Report filed with the Securities and Exchange Commission on April 12, 2013.
(32)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on October 30, 2013
(33)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on December 16, 2013.
(34)	Incorporated by reference to the Form S-8 Current Report filed with the Securities and Exchange Commission on January 17, 2014.
(35)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on March 19, 2014.
(36)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on March 27, 2014.
(37)	Incorporated by reference to the Form 10-K Current Report filed with the Securities and Exchange Commission on April 15, 2014.
(38)	Incorporated by reference to the Form NT 10-Q Current Report filed with the Securities and Exchange Commission on May 15, 2014.
(39)	Incorporated by reference to the Form 10-Q Current Report filed with the Securities and Exchange Commission on May 20, 2014.
(40)	Incorporated by reference to the Form D Current Report filed with the Securities and Exchange Commission on May 28, 2014.
(41)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on May 28, 2014.
(42)	Incorporated by reference to the Form S-8 Current Report filed with the Securities and Exchange Commission on June 10, 2014.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

AMP HOLDING INC.

Dated: August 14, 2014	By:	/s/ Stephen S. Burns
Name: Stephen S. Burns
Title: Chief Executive Officer (Principal Executive Officer)

Dated: August 14, 2014	By:	/s/ Julio C. Rodriguez
Name: Julio C. Rodriguez
Title: Chief Financial Officer (Principal Financial and Accounting Officer)