Form 10-Q
period 2014-09-30
AMP Holding Inc.
filed 2014-11-13
CIK 1425287

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

or

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $0.001 par value per share	149,667,926
(Class)	(Outstanding at November 13, 2014)

1

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

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AMP Holding Inc.
(A Development Stage Company)
Consolidated Balance Sheets
September 30, 2014 and December, 31 2013

Assets	September 30, 2014 (Unaudited)	December 31, 2013

Current assets:
Cash and cash equivalents	$833,834	$7,019
Inventory	392,750	392,750
Prepaid expenses and deposits	70,965	43,967
	1,297,549	443,736

Property, plant and equipment, net	4,112,685	4,407,261
	$5,410,234	$4,850,997

Liabilities and Stockholders' Equity (Deficit)

Current liabilities:
Accounts payable	$1,369,206	$1,546,388
Accounts payable, related parties	353,642	468,165
Customer deposits	-	177,500
Shareholder advances	-	1,934,300
Current portion of long-term debt	37,548	338,225
	$1,760,396	$4,464,578

Long-term debt	2,495,244	2,292,890

Stockholders' equity (deficit):
Series A preferred stock, par value of $.001 per share 75,000,000 shares shares authorized, 0 shares issued and outstanding at December 31, 2013
and December 31, 2012	-	-
Common stock, par value of $.001 per share 250,000,000 shares authorized,
149,057,350 shares issued and outstanding at September 30, 2014 and
82,711,524 shares issued and outstanding at December 31, 2013	149,051	82,712
Additional paid-in capital	26,992,044	20,321,536
Stock based compensation	6,456,211	5,171,093
Accumulated deficit during the development stage	(32,442,712)	(27,481,812)
	1,154,594	(1,906,471)

	$5,410,234	$4,850,997

See accompanying notes to financial statements.

AMP Holding Inc.

(A Development Stage Company)

Consolidated Statements of Operations

For the Three and Nine Months Ended September 30, 2014 and 2013

and for the Period From Inception,

February 20, 2007 to September 30, 2014

(Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30		Since Date of Inception, February 20, 2007 to September 30,
	2014	2013	2014	2013	2014

Sales	$-	$177,500	$177,459	$177,500	$957,799

Operating Expenses
Selling, general and administrative	797,195	585,205	2,521,695	2,504,110	17,267,669
Research and development	895,669	562,425	2,364,686	2,285,637	15,365,276
Total operating expenses	1,692,864	1,147,630	4,886,381	4,789,746	32,632,945

Interest expense, net	95,001	75,034	251,978	179,029	767,566

Net loss during the development stage	$(1,787,865)	$(1,045,164)	$(4,960,900)	$(4,791,275)	$(32,442,712)

Basic and diluted loss per share	$(0.01)	$(0.01)	$(0.03)	$(0.07)

Weighted average number of common
shares outstanding	149,057,350	80,655,861	149,057,350	73,164,046

 See accompanying notes to financial statements.

AMP Holding Inc.
(A Development Stage Company)
Consolidated Statements of Stockholders' Equity (Deficit)
From Inception, February 20, 2007 to September 30, 2014

	Common Stock		Preferred Stock
	Number of Shares	Amount	Number of Shares	Amount	Additional Paid-in Capital	Stock Based Compensation	Accumulated Deficit During the Development Stage	Total Stockholders' Equity (Deficit)
Beginning capital - inception	-	$-	-	$-	$-	$-	$-	$-

Issuance of common stock, and fulfillment
of stock subscriptions receivable	7,210	900,000	-	-	-	-	-	900,000
Net loss from operations, period of inception,
February 20, 2007 to December 31, 2007	-	-	-	-	-	-	(456,145)	(456,145)
	7,210	$900,000	-	$-	$-	$-	$(456,145)	$443,855

Issuance of common stock, and fulfillment
of stock subscriptions receivable	4,305	875,000	-	-	-	-	-	875,000
March 10, 2008 stock dividend	62,720	-	-	-	-	-	-	-
Share based compensation for the year
ended December 31, 2008	-	9,757	-	-	-	-	-	9,757
Net loss from operations for the year
ended December 31, 2008	-	-	-	-	-	-	(1,383,884)	(1,383,884)
	74,235	$1,784,757	-	$-	$-	$-	$(1,840,029)	$(55,272)

January 1, 2009 stock re-pricing agreement	18,025	-						-
Issuance of common stock, and fulfillment
of stock subscriptions receivable	168,210	753,511	-	-	49,989	-	-	803,500
Share based compensation to
December 28, 2009	-	7,983	-	-	-	-	-	7,983
Shares issued out of stock option plan on
December 31, 2009	3,220	-	-	-	-	-	-	-
Net effect of purchase accounting adjustments	17,508,759	(2,528,479)	-	-	2,528,479	-	-	-
Conversion of convertible notes	-	-	8,375	8	264,992	-	-	265,000
Net loss from operations for the year
ended December 31, 2009	-	-	-	-	-	-	(1,524,923)	(1,524,923)
	17,772,449	$17,772	8,375	$8	$2,843,460	$-	$(3,364,952)	$(503,712)

Conversion of convertible note	29,750	30	-	-	9,970	-	-	10,000
Issuance of preferred stock, and fulfillment
of stock subscriptions receivable	-	-	625	1	24,999	-	-	25,000
Issuance of common stock, and fulfillment
of stock subscriptions receivable	9,808,566	9,809	-	-	3,682,530	-	-	3,692,339
Conversion of account payable	101,636	102	-	-	86,898	-	-	87,000
Share based compensation for the year
ended December 31, 2010	-	-	-	-	-	1,436,979	-	1,436,979
Net loss from operations for the year
ended December 31, 2010	-	-	-	-	-	-	(5,028,106)	(5,028,106)
	27,712,401	$27,713	9,000	$9	$6,647,857	$1,436,979	$(8,393,058)	$(280,500)

Issuance of common stock, and fulfillment
of stock subscriptions receivable	9,912,447	9,911	-	-	5,404,830	-	-	5,414,741
Stock options and warrants exercised	38,692	39	-	-	12,236	-	-	12,275
Conversion of preferred stock to common stock	1,071,110	1,072	(9,000)	(9)	(1,063)	-	-	-
Share based compensation for the year
ended December 31, 2011	-	-	-	-	-	2,002,891	-	2,002,891
Net loss from operations for the year
ended December 31, 2011	-	-	-	-	-	-	(8,705,711)	(8,705,711)
	38,734,650	$38,735	-	$-	$12,063,860	$3,439,870	$(17,098,769)	$(1,556,304)

Issuance of detached warrants in connection
with convertible debentures	-	-	-	-	91,493	-	-	91,493
Conversion of debentures and interest	10,227,070	10,227	-	-	2,035,187	-	-	2,045,414
Conversion of account payable	6,993,743	6,993	-	-	766,007	-	-	773,000
Share based compensation for the year
ended December 31, 2012	-	-	-	-	-	338,853	-	338,853
Net loss from operations for the year
ended December 31, 2012	-	-	-	-	-	-	(4,272,489)	(4,272,489)
	55,955,463	$55,955	-	$-	$14,956,547	$3,778,723	$(21,371,258)	$(2,580,033)
Issuance of common stock, and fulfillment
of stock subscriptions receivable	21,330,000	21,330	-	-	4,254,270	-	-	4,275,600
Stock options and warrants exercised	18,764	20	-	-	1,143	-	-	1,163
Conversion of convertible note	500,000	500	-	-	99,500	-	-	100,000
Conversion of account payable	4,907,297	4,907	-	-	1,010,076	-	-	1,014,983
Share based compensation for the year
ended December 31, 2013	-	-	-	-	-	1,392,370	-	1,392,370
Net loss from operations for the year
ended December 31, 2013	-	-	-	-	-	-	(6,110,554)	(6,110,554)
	82,711,524	$82,712	-	$-	$20,321,536	$5,171,093	$(27,481,812)	$(1,906,471)
Issuance of common stock, and fulfillment
of stock subscriptions receivable	59,423,000	59,423	-	-	5,882,877	-	-	5,942,300
Stock options and warrants exercised
Conversion of account payable	6,922,826	6,916	-	-	787,631	-	-	794,547
Share based compensation for the year
ended September 30, 2014	-	-	-	-	-	1,285,118	-	1,285,118
Net loss from operations for the year
ended September 30, 2014	-	-	-	-	-	-	(4,960,900)	(4,960,900)
	149,057,350	149,051	-	-	26,992,044	6,456,211	(32,442,712)	1,154,594

 See accompanying notes to financial statements.

AMP Holding Inc.

(A Development Stage Company)

Consolidated Statements of Cash Flows

For the Three and Nine Months Ended September 30, 2014 and 2013

and for the Period From Inception,

February 20, 2007 to September 30, 2014

(Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30		Since Date of Inception, February 20, 2007 to September 30,
	2014	2013	2014	2013	2014

Cash flows from operating activities:
Net loss during the development stage	$(1,787,865)	$(1,045,164)	$(4,960,900)	$(4,791,275)	$(32,442,712)
Adjustments to reconcile net loss from operations
to cash used by operations:
Depreciation	91,590	101,491	294,576	218,155	907,232
Loss on sale of assets	-	-	-	-	27,544
Stock based compensation	534,004	32,652	1,285,118	1,173,179	6,473,951
Interest expense on convertible debentures	-	-	13,269	-	172,228
Amortized discount on convertible debentures	-	-	-	-	91,493
Legal, consulting and investment services	239,763	256,940	794,547	859,515	2,810,875
Capitalization of accrued interests	-	-	225,000	-	225,000
Effects of changes in operating assets and liabilities:	-	-	-	-	-
Inventory	-	47,250	-	47,250	7,250
Prepaid expenses and deposits	(22,729)	(36,103)	(26,998)	(80,879)	(70,965)
Accounts payable	594,878	64,324	451,977	156,404	2,512,000
Accounts payable, related parties	(612,872)	25,187	(756,951)	39,981	(341,581)
Customer deposits	-	(177,500)	(177,500)	142,500	-

Net cash used by operations	(963,231)	(730,923)	(2,857,862)	(2,235,170)	(19,627,685)

Cash flows from investing activities:

Cash paid in acquisition of Workhorse Custom Chasis, LLC	-	-	-	(2,750,000)	(2,750,000)
Capital expenditures	-	(63)	-	(63)	(376,713)
Proceeds on sale of assets	-	-	-	-	38,900

Net cash used by investing activities	-	(63)	-	(2,750,063)	(3,087,813)

Cash flows from financing activities:

Proceeds from debentures	-	-	-	-	1,939,250
Proceeds from notes payable	-	-	-	100,000	160,000
Payments on notes payable	-	-	-	-	(150,000)
Proceeds from long-term debt	-	-	-	-	50,000
Payments on long-term debt	(3,111)	(62,895)	(323,323)	(103,884)	(554,207)
Conversion of note payable	-	-	-	-	-
Shareholder advances, net of repayments	(6,000)	655,000	(1,934,300)	655,000	-
Issuance of common and preferred stock	-	-	5,942,300	4,301,761	22,104,289

Net cash provided by financing activities	(9,111)	592,105	3,684,677	4,952,877	23,549,332

Change in cash and cash equivalents	(972,342)	(138,881)	826,815	(32,356)	833,833

Cash at the beginning of the period	1,806,176	146,344	7,019	39,819	-
Cash at the end of the period	833,834	7,463	833,834	7,463	833,833

Supplemental disclosure of non-cash activities:
Vehicles valued at $61,284 were contributed as consideration for issuance of common stock in February 2007.
Consulting services valued at $50,000 were accepted as consideration for issuance of common stock iMVn October 2008.
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

Since the acquisition, the Company has devoted the majority of its resources to the development of an all-electric drive system capable of moving heavy large vehicles ranging from full size SUV’s up to and including Medium Duty Commercial trucks.  Additionally, in February 2013, AMP Holding Inc. formed a new wholly owned subsidiary, AMP Trucks Inc., an Indiana corporation. On March 13, 2013 AMP Trucks Inc. closed on the acquisition of an asset purchase of Workhorse Custom Chassis, LLC.  The assets included in this transaction included:  the Workhorse brand, access to the dealer network of 440 dealers nationwide, intellectual property, and all physical assets which included the approximately 250,000 sq. ft. of facilities on 48 acres of land in Union City, Indiana.  This acquisition allows AMP Holding Inc. to position itself as a medium duty OEM capable of producing new chassis with electric, propane, compressed natural gas, and hybrid configurations, as well as gasoline drive systems.  Revenues since the inception of the Company, February 20, 2007, through the date of these financial statements have not been significant and consist of customer vehicle conversions and sales of converted experimental vehicles.

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

As no taxable income has occurred from the date of this merger to September 30, 2014 cumulative deferred tax assets of approximately $7.8 million are fully reserved, and no provision or liability for federal or state income taxes has been included in the financial statements.  Net operating losses of approximately $ 3.6 million are available for carryover to be used against taxable income generated through 2030, net operating losses of approximately $6.7 million are available for carryover to be used against taxable income generated through 2031, and net operating losses of approximately $3.9 million are available for carryover to be used against taxable income generated through 2032, net operating losses of approximately $4.7 million are available for carryover to be used against taxable income generated through 2033, and net operating losses of approximately $4 million are available for carryover to be used against taxable income generated through 2034.  The Company had not filed income tax returns during its period as a shell company.

Uncertain tax positions

The Company adopted the provisions of Accounting for Uncertainty in Income Taxes.  Those provisions clarify the accounting and recognition for income tax positions taken or expected to be taken in the Company’s income tax returns.  The Company’s income tax filings are subject to audit by various taxing authorities.  The years of filings open to these authorities and available for audit are 2011 - 2013.  The Company's policy with regard to interest and penalties is to recognize interest through interest expense and penalties through other expense.  No interest or penalties with regard to income tax filings were incurred in any period, including 2014 or 2013, or since the period of inception, February 20, 2007.  In evaluating the Company’s tax provisions and accruals, future taxable income, and the reversal of temporary differences, interpretations and tax planning strategies are considered.  The Company believes their estimates are appropriate based on current facts and circumstances.

Research and development costs

The Company expenses research and development costs as they are incurred. Research and Development costs were approximately $2.4 million and $2.3 million for the nine month period ended September 30, 2014 and 2013, and $15.4 million for the period of inception to September 30, 2014, consisting primarily of personnel costs for our teams in engineering and research, prototyping expense, and contract and professional services.  Union City plant expenses prior to the start of production are also included in research and development expenses.

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

Subsequent events

We have received orders from a national fleet for 18 full electric vehicles to be delivered during 2015. We also have orders for 2 E-Gen vehicles for the same company that we plan to deliver for customer testing in Q1 2015.

2.   PROPERTY, PLANT AND EQUIPMENT

As of September 30, 2014 and December 31, 2013, our property, plant and equipment, net, consisted of the following:

	September 30, 2014	December 31, 2013
Land	300,000	300,000
Buildings	3,800,000	3,800,000
Leasehold Improvements	19,225	19,225
Software	27,721	27,721
Equipment	670,183	670,183
Vehicles and prototypes	164,959	164,959
	4,982,088	4,982,088
Less accumulated depreciation	(869,403)	(574,827)
	4,112,685	4,407,261

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

3.   LONG-TERM DEBT

Long-term debt consists of the following:

	September 30, 2014	December 31, 2013
Secured debenture payable to Workhorse Custom Chassis, LLC, due March 2016 plus interest at 10%. The debenture is secured by the real estate and related assets of the plant located in Union City, Indiana with a net book value of $4,070,006 at September 30, 2014	2,475,000	2,250,000

Note payable, Bank due in monthly installments of $635 including interest at 5.04% with the final payment due August 2015. The note is secured by equipment with a net book value of $6,134 at September 30, 2014	6,573	11,928

Note payable, vendor due in monthly installments of $439 including interest at 8.00% with the final payment due December 2014. The note is secured by equipment with a net book value of $6,534 at September 30, 2014	1,219	5,051

Note payable to the City of Loveland, due in annual installments of $10,241 including interest with the final payment due October 2016. Interest rate amended to 8.00%. The note is unsecured and contains restrictions on the use of proceeds.	50,000	50,000

Note payable, vendor due in monthly installments of $5,000 for the first half of 2013. Note paid on March 2014.	-	123,736

Note payable, vendor due in monthly installments of $2,000 plus interest at 4% for the first half of 2013, escalating to final payment of $18,461 plus interest at 4% in December 2014. Note paid on May 2014.	-	190,400

	2,532,792	2,631,115
Less current portion	37,548	356,868

Long term debt	2,495,244	2,274,247

Aggregate maturities of long-term debt are as follows:

2014	37,548
2015	2,495,244
2016	-
2,532,792

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

5.    SHAREHOLDER AND RELATED PARTY ADVANCES

Investor advances are as follows:

September 30, 2014	December 31,2013	Rate	Date	Expire	Note
-	43,000	3%	11 /30/2009	3 /31/2012	1
-	15,000	10%	10 /5/2012	10 /5/2013	1
-	100,000	10%	10 /16/2012	10 /16/2013	1
-	100,000	10%	10 /16/2012	10 /16/2013	1
-	50,000	10%	10 /19/2012	10 /19/2013	1
-	50,000	10%	11 /2/2012	11 /2/2013	1
-	50,000	10%	11 /8/2012	11 /8/2013	1
-	100,000	10%	12 /6/2012	12 /6/2013	1
-	50,000	10%	12 /19/2012	12 /19/2013	1
-	3,200	10%	10 /10/2013	10 /10/2014	1
-	2,500	10%	11 /5/2013	11 /5/2014	1
-	200,000	10%	11 /12/2013	11 /12/2014	1
-	50,000	10%	12 /2/2013	12 /2/2014	1
-	50,000	10%	12 /30/2013	12 /30/2014	1
-	80,000		12 /11/2013		2
-	990,600		Various 2013/14		3
-	1,934,300

1	Advances were converted into equity during the second quarter of 2014
2	Paid on March 8, 2014.
3	Various non-interest bearing shareholders' deposits converted into equity third quarter 2014.

6.   LEASE OBLIGATIONS

On October 1, 2011 the Company began leasing operating facilities under an agreement expiring on September 30, 2018.  Future minimum monthly lease payments under the agreement are currently $12,598 and increase 3% in October of each year.  Prepaid expenses and deposits include a security deposit equal to $12,275.  Aggregate maturities of lease obligations are as follows:

2014	38,928
2015	156,881
2016	161,588
2017	166,435
2018	127,614
651,446

Total rent expense under these operating type leases for the nine months ended September 30, 2014 and 2013 was $113 thousand and $110 thousand, respectively, and $713 thousand for the period from inception to September 30, 2014.

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

The following table summarizes option activity for directors, officers and employees:

		Outstanding Stock Options
	Shares Available for Grant	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Grant Date Fair Value per Share	Weighted Average Remaining Exercise Term in Months
Balance, December 31 2012	6,080,000	6,420,874	$0.50	$0.25	46
Additional stock reserved	-
Granted	(2,100,000)	2,100,000	$0.29	0.12	47
Exercised	-	(21,126)	0.11	-	29
Forfeited	-	-	-	-	-
Expired	505,000	(505,000)	0.70	0.20	-
Balance, December 31, 2013	4,485,000	7,994,748	$0.51	$0.23	36
Additional stock reserved	3,000,000
Granted	(5,480,674)	5,480,674	$0.01	0.09	66
Exercised	-	-		-
Forfeited	-	-		-
Expired	-	-		-
Balance, September 30, 2014	2,004,326	13,475,422	$0.30	$0.19	33

The Company recorded $502,625, $434,387 and $ 2,710,766 compensation expense for stock options to directors, officers and employees for the nine months ended September 30, 2014, 2013 and the period from inception (February 20, 2007) to September 30, 2014, respectively.  As of September 30, 2014, unrecognized compensation expense of $496,335 is related to non-vested options granted to directors, officers and employees which is anticipated to be recognized over the next 30 months, commensurate with the vesting schedules.

Options to consultants

The Company has also granted, on various dates, stock options to purchase common stock of the Company to consultants for services previously provided to the Company.  The terms, exercise prices and vesting of these awards vary.

The following table summarizes option activity for consultants:

		Outstanding Stock Options
	Shares Available for Grant	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Grant Date Fair Value per Share	Weighted Average Remaining Exercise Term in Months
Balance, December 31 2012	561,000	1,825,000	$0.57	$0.23	21
Additional stock reserved	-	-
Granted	(400,000)	400,000	0.21	0.10	56
Exercised	-	-	-	-
Forfeited	-	-	-	-
Expired	810,000	(810,000)	0.67	0.23
Balance, December 31, 2013	971,000	1,415,000	$0.41	$0.20	34
Additional stock reserved	2,500,000	-
Granted	(2,451,967)	2,451,967	0.01	0.09	66
Exercised	-	-	-	-
Forfeited	-	-	-	-
Expired	190,000	(190,000)	$0.50	$0.17
Balance, September 30, 2014	1,209,033	3,676,967	$0.14	$0.13	53

The Company recorded $113,091, $68,747 and $277,832 compensation expense for stock options to consultants for the nine months ended September 30, 2014, 2013 and for the period from inception (February 20, 2007) to September 30, 2014, respectively.  As of September 30, 2014, unrecognized compensation expense of $200,798 is related to non-vested options granted to consultants which is anticipated to be recognized over the next 14 months, commensurate with the vesting schedules.

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

The following table summarizes warrant activity for accredited investors:

		Outstanding Warrants
	Shares Available for Grant	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Grant Date Fair Value per Share	Weighted Average Remaining Exercise Term in Months
Balance, December 31 2012	7,191,225	8,694,547	$0.76	$0.13	19
Additional stock reserved	3,000,000
Granted	(10,954,063)	10,954,063	0.40	0.05	27
Exercised	-	-	-	-	-
Forfeited	-	-	-	-	-
Expired	1,901,666	(1,901,666)	0.85	0.15	-
Balance, December 31, 2013	1,138,828	17,746,944	$0.54	$0.08	15
Additional stock reserved	30,000,000				-
Granted	(29,711,500)	29,711,500	$0.15	$0.02	41
Exercised	-	-	-	-	-
Forfeited	-	-	-	-	-
Expired	4,164,547	(4,164,547)	$0.80	$0.11	-
Balance, September 30, 2014	5,591,875	43,293,897	$0.25	$0.04	27

The Company recorded $669,402, $902,342 and $2,225,825 compensation expense for stock warrants to accredited investors for the nine months ended September 30, 2014, 2013 and for the period from inception (February 20, 2007) to September 30, 2014, respectively.  There is no unrecognized compensation expense for these warrants because they are fully vested at date of grant.

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

The following table summarizes warrant activity for the placement agent and consultants:

Outstanding Warrants
	Shares Available for Grant	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Grant Date Fair Value per Share	Weighted Average Remaining Exercise Term in Months
Balance, December 31 2012	4,339,590	3,130,894	$0.46	$0.21	36
Additional stock reserved	-	-			-
Granted	-	-	-	-	-
Exercised	-	-	-	-	-
Forfeited	-	-	-	-	-
Expired	-	-	-	-	-
Balance, December 31, 2013	4,339,590	3,130,894	$0.46	$0.21	24
Additional stock reserved	-	-			-
Granted	-	-	-	-	-
Exercised	-	-	-	-	-
Forfeited	-	-	-	-	-
Expired	-	-	-	-	-
Balance, September 30, 2014	4,339,590	3,130,894	$0.46	$0.21	15

The Company recorded $0, $0 and $936,340 compensation expense for stock warrants to the placement agent and consultants for the nine months ended September 30, 2014, 2013 and for the period from inception (February 20, 2007) to September 30, 2014, respectively.  There is no unrecognized compensation expense for the placement agent warrants because they are fully vested at date of grant.

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

The following table summarizes warrant activity for directors and officers:

Outstanding Warrants
	Shares Available for Grant	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Grant Date Fair Value per Share	Weighted Average Remaining Exercise Term in Months
Balance, December 31 2012	3,389,250	3,489,250	$1.75	$0.09	29
Additional stock reserved	-	-	$-		-
Granted	-	-	-	-	-
Exercised	-	-	-	-	-
Forfeited	-	-	-	-	-
Expired	100,000	(100,000)	0.50	0.10	-
Balance, December 31, 2013	3,489,250	3,389,250	$1.78	$0.09	22
Additional stock reserved	-	-			-
Granted	-	-	-	-	-
Exercised	-	-	-	-	-
Forfeited	-	-	-	-	-
Expired	-	-	-	-	-
Balance, September 30, 2014	3,489,250	3,389,250	$1.78	$0.09	13

The Company recorded $0, $0 and $323,188 compensation expense for stock warrants to directors and officers for the nine months ended September 30, 2014, 2013 and for the period from inception (February 20, 2007) to September 30, 2014, respectively. There is no unrecognized compensation expense for these warrants because they are fully vested at date of grant.

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

AMP has entered into a purchase agreement with a major transportation company to supply 18 all-electric Workhorse E-100 Walk In Vans to be deployed in the Houston-Galveston, Texas area. The U.S. Department Of Energy (DOE) selected this project to improve local air quality in the Houston-Galveston area, which is currently designated as a National Ambient Air Quality Non-Attainment Area.

AMP’s Workhorse E-100 truck is purpose-built to transform the package delivery vehicle market. Built on our new, narrow track W88 chassis, the trucks come with a 100 kWh Lithium battery pack featuring Panasonic 18650 cells that provide power to a 2200 nm (268 bhp) permanent magnet motor powerful enough to eliminate the need for a transmission.

The Workhorse E-100 is designed and built to meet the transportation company's daily duty cycle while delivering a zero-emission driving experience and eliminating the consumption of more than 650,000 gallons of diesel fuel over the vehicle's projected life. In addition, AMP's proprietary onboard telematics capture thousands of data points to measure vehicle performance and efficiency.

AMP also received orders for 2 E-Gen vehicles for the same company to be delivered for customer testing in Q1 2015.

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

Our E-GEN has recently been approved by the Environmental Protection Agency for on-road use. We believe this is a very significant step towards adoption of this power train by fleet operators.

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

In March of 2013, we purchased the former Workhorse Custom Chassis assembly plant in Union City, Indiana from a subsidiary of Navistar International (NAV:NYSE). With this acquisition, we intend to become an Original Equipment Manufacturer (OEM) of Class 3-6 commercial-grade, medium-duty truck chassis to be marketed under the Workhorse® brand. We will need to raise significant capital in order to commence manufacturing at the Union City facility.

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

Results of Operations

Our condensed consolidated statement of operations data for the period presented follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2014	2013	2014	2013

Sales	$-	$177,500	$177,459	$177,500

Operating Expenses
Selling, general and administrative	797,195	585,205	2,521,695	2,504,110
Research and development	895,669	562,425	2,364,686	2,285,637
Total operating expenses	1,692,864	1,147,630	4,886,381	4,789,746

Interest expense, net	95,001	75,034	251,978	179,029

Net loss during the development stage	$(1,787,865)	$(1,045,164)	$(4,960,900)	$(4,791,275)

Revenue

We generated revenue of $177 thousand for the nine months ended September 30, 2014 for the delivery of an all-electric Para-transit 12 passenger bus to BARTA (Berks County Regional Transit Authority) of Pennsylvania. We generated revenue of $177 thousand for the nine months ended September 30, 2013 for half of the order to BARTA delivered during 2013. Direct Costs charged to operations were $177 thousand for the nine months ended September 30, 2014 and 2014.

We have received several orders from fleets which we are in the process of filling and that we expect to deliver in the next 12 months.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist primarily of personnel and facilities costs related to our development including, marketing, sales, executive, finance, human resources, information technology and professional, legal and contract services.

Selling, general and administrative expenses during the three and nine months ended September 30, 2014 were $797 thousand and $2.5 million, respectively, an increase from $585 thousand and $2.5 million from the three months and nine month ended September 30, 2013, respectively.  The $212 thousand increase in the three months ended in September 30, 2014 is mainly due to additions in employee expenses, and stock based compensation as a result of increased activity in the building of new customer orders. The $17 thousand increase in the nine months ended September 30, 2014 is due higher levels of expense mainly in stock based compensation.

Research and Development Expenses

Research and development expenses consist primarily of personnel costs for our teams in engineering and research, prototyping expense, and contract and professional services.  Union City plant expenses prior to the start of production are also included in research and development expenses.

Research and development expenses during the three months and nine ended in September 30, 2014 were approximately $896 thousand and $2.4 million, respectively, an increase from $562 thousand and $2.3 million for the three and nine months ended September 30, 2013, respectively.  The $333 increase for the three months ended in September 30, 2014 is the result of higher engineering consulting expense as well as increments in motors and batteries for E-Gen prototypes. The $79 thousand increase for the nine months ended in September 30, 2013 is mainly the effect of increased prototype activities compared to last year.

Interest Expenses

Our interest expense is incurred primarily from our long term loan with Navistar in connection to the purchase of the Union City plant mentioned before in the Property, Plant and Equipment and Long Term Loan notes to the financial statements.

Interest expenses during the three and nine months ended in September 30, 2014 were approximately $95 thousand and $252 thousand, respectively, an increase from $75 thousand and $179 thousand during the three and nine months ended in September 30, 2013, respectively.  The $20 thousand and $74 thousand increase was mainly due to the fact that we had just completed the purchase during the month of March 2013 so no interests needed to be accrued early in that quarter.  Also interests on the loan are capitalized to the principal and payable after 3 years and we capitalized the first year of interests in March 2014.

Liquidity and Capital Resources

Summary of Cash Flows

	Three Months Ended September 30		Nine Months Ended September 30
	2014	2013	2014	2013

Net cash used in operating activities	(963,231)	(558,442)	(2,857,862)	(2,234,168)
Net cash used in investing activities	-	-	-	(2,750,063)
Net cash provided by financing activities	(9,111)	592,911	3,684,677	7,202,877

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

Net cash used in operating activities was $2.9 million during the nine months ended September 30, 2014. The largest component of our cash used during this was to our net loss of $5 million, which included non-cash charges such as depreciation of $295 thousand, stock based compensation of $1.3 million, consulting services paid in stock of $795 thousand, capitalization of accrued interests of $225 thousand on the Navistar long term loan and increase in accounts payable of $452 thousand. Operating cash outflows for the nine months ended September 30, 2014 were primarily related to research and development expenses of $2.5 million and operating expenses of $2.5 million, in addition to payment of accounts payable for related parties for $756 thousand.

Net cash used in operating activities was $2.2 million during the nine months ended September 30, 2013. The main component of our cash used during this periods related to our net loss of $4.8 million, which included non-cash charges such as depreciation of $218 thousand, stock based compensation of $1.2 million and consulting services paid in stock of $860 thousand. Operating cash outflows for the nine months ended September 30, 2014 were primarily related to research and development expenses of $2.2 million and operating expenses of $2.5 million, partially offset by $142 thousand increase in customer deposits and $159 thousand in accounts payable.

Cash Flows from Investing Activities

Cash flow from investing activities primarily relates to capital expenditures to support our future growth in operations including the investments made in the Union City plant.

There was no cash used in investing activities during the nine months ended September 30, 2014. The $2.7 million used during the nine months ended in September 30, 2013 were mainly invested in the Union City Plant purchase.

Cash Flows from Financing Activities

Net cash provided by financing activities was $3.7 million during the nine months ended September 30, 2014 and was comprised primarily of $4 million net of issuance of common stock offset by payments of $323 thousand for long term debt.

Net cash provided by financing activities was $7.2 million during the nine months ended September 30, 2013 and was comprised primarily of $4.3 million of issuance of common stock and the increase of long term debt of $2.25 million for the loan to Navistar for the purchase of the Union City plant.

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

Federal Tax Credit Qualification by the IRS & Select State Incentive Programs

The Company has been qualified by the IRS for a vehicle federal tax credit of up to $7,500.  The Company joins a list of plug-in electric drive motor vehicle manufacturers, including Ford Motor Company, General Motors Corporation, Tesla, Toyota, and 13 EV manufacturers in all, qualifying purchasers for up to a $7,500 tax credit when purchasing an electric vehicle.  In September 2013, California HVIP approved the AMP E-100 truck for a minimum point of purchase voucher of $90,000 per vehicle purchased. On August 9, 2013 NYSERDA the New York State point of purchase voucher program approved the AMP E-100 for an incentive of $60,000 per vehicle. Drive Clean Chicago recently approved vouchers of $60,000 for the AMP E-100 and $32,800 for the E-GEN.

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

ITEM 4. CONTROLS AND PROCEDURES

As of the end of the period covered by this Quarterly Report, our Chief Executive Officer and Chief Financial Officer performed an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act.  Based on the evaluation and the identification of the material weaknesses in internal control over financial reporting described below, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2014, the Company's disclosure controls and procedures were not effective.  To strengthen the financial area and in anticipation of operations beginning at the new Workhorse plant, of which there is no guarantee, the Company hired a new CFO with manufacturing experience.  The prior Interim CFO continued as the Director of Finance.

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

Our Chief Executive Officer and Chief Financial Officer have conducted an assessment of our internal control over financial reporting as of September 30, 2014.  Management's assessment of internal control over financial reporting was conducted using the criteria in Internal Control over Financial Reporting – Guidance for Smaller Public Companies issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis.  In connection with management's assessment of our internal control over financial reporting as required under Section 404 of the Sarbanes-Oxley Act of 2002, we identified the following material weaknesses in our internal control over financial reporting as of September 30, 2014:

1.	The Company has not established adequate financial reporting monitoring activities to mitigate the risk of management override, specifically because there are few employees and only one officer with management functions and therefore there is lack of segregation of duties.

2.	There is a strong reliance on the external attorneys to review and edit the annual and quarterly filings and to ensure compliance with SEC disclosure requirements.

3.	A formal audit committee has not been formed.

Because of the material weaknesses noted above, management has concluded that we did not maintain effective internal control over financial reporting as of September 30, 2014, based on Internal Control over Financial Reporting - Guidance for Smaller Public Companies issued by COSO.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2014 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our cash balance at the end of October 2014 is about $800 thousand. We are currently evaluating several options for other financing, but there are no guarantees that we will raise capital.

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

AMP has incurred net losses amounting to $32.4 million for the period from inception (February 20, 2007) through September 30, 2014.  In addition, as of September 30, 2014, AMP has a working capital deficiency of $462 thousand.  If we incur additional significant operating losses, our stock price may decline, perhaps significantly.

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

We rely on trade secret protections to protect our proprietary technology as well as a registered patent.  Our success will, in part, depend on our ability to obtain additional trademarks and patents.  We are working on obtaining patents and trademarks registered with the United States Patent and Trademark Office but have not finalized any as of this date.  Although we have entered into confidentiality agreements with our employees and consultants, we cannot be certain that others will not gain access to these trade secrets.  Others may independently develop substantially equivalent proprietary information and techniques or otherwise gain access to our trade secrets.

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

On October 24, 2013 Raymond J. Chess was appointed as a director of the Company.  Mr. Chess entered into a letter of agreement with the Company to receive an annual fee of $40,000 and options to purchase 500,000 shares of the Company at $0.26 per share over a five year period, vesting at 100,000 immediately and 40,000 every six months thereafter for a total of 500,000 shares.

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

On July 1, 2014 the Company established the 2014 Incentive Stock Plan to retain directors, executives and selected employees and consultants and reward them for making major contributions to the success of the Company.  The total number of shares of common stock that may be purchased by Options, Stock Awards, or Restricted Stock Purchase Offers may not exceed 10 million.  The exercise price of the options shall be $0.01.  The exercise period shall be no more than five years and the shares may be subject to various vesting requirements as determined by management.

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

AMP HOLDING INC.

Dated: November 13, 2014	By:	/s/ Stephen S. Burns
Name: Stephen S. Burns
Title: Chief Executive Officer (Principal Executive Officer)

Dated: November 13, 2014	By:	/s/ Julio C. Rodriguez
Name: Julio C. Rodriguez
Title: Chief Financial Officer
(Principal Financial and Accounting Officer)

