Form 10-K
period 2014-12-31
AMP Holding Inc.
filed 2015-03-30
CIK 1425287

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒

As of June 30, 2014, the last business day of the Registrant’s most recently completed second fiscal quarter, the market value of our common stock held by non-affiliates was $8,211,540.

The number of shares of the Registrant’s common stock, $0.001 par value per share, outstanding as of March 27, 2015, was 150,242,334.

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

AMP is also engineering the future of parcel delivery aviation: HorseFly™, an Unmanned Aerial Vehicle (UAV) that is designed for the package delivery market as well as other commercial applications. Our UAV works in tandem with our electric truck to bring a practical low cost solution make the last mile more efficient and cost effective for our parcel customers.

Our Products

Trucks:

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

Applications:

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

Medium Duty Buses

The next segment that we believe will have significant volume potential for us is the medium duty bus (108”H x 95.5 W x 247”to 286” L) Para-Transit, Shuttle and School Buses are part of this segment. We are able to offer alternative fuel solutions, as well as innovative E-GEN EREV solutions combined with the AMP/Workhorse chassis we believe that this market segment has tremendous potential.

Special Use Vehicles

The special use vehicle segment includes emergency vehicles, wreckers, construction equipment, communications equipment and military base application. This segment is similar to Medium-duty buses in terms of volume potential.

Recreational Vehicles

The final segment that we believe will have significant volume potential for us is the Class 5 and 6 RV chassis market. We believe that the right combination of drive system and Workhorse chassis has the potential to capture a significant portion of the market. Currently, RV manufacturers only have one option if they want to purchase a class 5 or 6 gasoline chassis for an RV application.

Unmanned Aerial Vehicles:

HorseFly™ Unmanned Aerial Vehicle (UAV) is designed for the package delivery market as well as other commercial applications

•	Designed to meet the anticipated FAA guidelines expected in 2015
•	Differentiated from other UAVs as it’s designed to work in tandem with a Workhorse electric truck (patent pending)
•	Expected to deliver packages, loaded in route by the driver, to remote locations while the driver continues on the main delivery route, saving the fleet operator much of the fuel cost of the most expensive miles
•	HorseFly rejoins the truck at its new location once its delivery is completed
•	HorseFly can recharge from atop the Workhorse truck
•	Superior to other delivery UAV’s operating plans, where the package is loaded at the warehouse and must return to the warehouse once the delivery is completed

Partnered with The University of Cincinnati’s Department of Aerospace Engineering and Engineering Mechanics to develop HorseFly Our unique HorseFly line of drones is designed to be the ‘last mile’ solution in delivery logistics. We worked with the University of Cincinnati to develop the HorseFly to meet the rigors of package delivery and to have eight rotors and redundant systems to ensure safety in the air. Today, we estimate that it costs approximately $1 to move a 20,000-pound diesel-powered truck one mile.  While we believe our Workhorse trucks can reduce the standard delivery costs from $1 to less than $0.30 cents per mile based on current costs of fuel, we expect that having drones handle the last leg of delivery could further potentially reduce the cost to about $0.03 for the last mile. The all-weather HorseFly battery-powered drone will carry up to 10 pounds of cargo with a 15-mile range. It is designed to meet the anticipated FAA drone guidelines expected in 2015, of which there is no guarantee, and is differentiated from other drones as it is designed to work in tandem with a Workhorse electric truck. HorseFly will deliver packages, loaded on-route by the truck's driver, to remote locations while the driver continues on the main delivery route. HorseFly will then rejoin the truck at its new location after its delivery is completed, saving the fleet operator much of the time and fuel cost of the last, most expensive, mile. Also while the HorseFly is atop the Workhorse truck, it can quickly charge its batteries from the truck's large battery pack.  We believe this implementation is superior to the proposed deployment of other delivery drones wherein the package is loaded at a distant warehouse and the drone must make a round trip flight to the delivery address and back to the warehouse.  Other applications for the HorseFly include transmission line inspections and agricultural surveys.

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

Competitive Companies

The medium-duty commercial vehicle market is highly competitive and we expect it to become even more so in the future as additional companies launch competing vehicle offerings. The medium-duty commercial alternatively fueled vehicle market, however, is less developed and competitive. There are two primary competitors in the medium-duty vehicle segment in the US market:  Ford and Freightliner.  Neither has disclosed any plans to offer 100% EV or EREV vehicles in this segment. Ford is vertically integrated building a complete vehicle or chassis including Ford engine and transmission.  They provide a chassis as a strip-chassis (which is similar to the Workhorse product) or they provide it with a cab. Freightliner provides a chassis as a strip-chassis, which is similar to the Workhorse/AMP Truck chassis.

We believe the most dramatic difference between AMP and the other competitors in the medium duty truck market is our ability to offer customers purpose-built solutions that meet the needs of their unique requirements at a competitive price. While there are many electric car companies from abroad, there are only a few foreign companies that have vehicles in the category of medium-duty trucks.

We believe that the primary competitive factors within the medium-duty commercial vehicle market are:

●	the difference in the initial purchase prices of electric vehicles and comparable vehicles powered by internal combustion engines, both including and excluding the impact of government and other subsidies and incentives designed to promote the purchase of electric vehicles;

●	the total cost of vehicle ownership over the vehicle's expected life, which includes the initial purchase price and ongoing operational and maintenance costs;

●	vehicle quality, performance and safety;

●	government regulations and economic incentives promoting fuel efficiency and alternate forms of energy;

●	the quality and availability of service for the vehicle, including the availability of replacement parts; and

GOVERNMENT REGULATION

Our electric vehicles are designed to comply with a significant number of governmental regulations and industry standards, some of which are evolving as new technologies are deployed. Government regulations regarding the manufacture, sale and implementation of products and systems similar to our electric vehicles are subject to future change. We cannot predict what impact, if any, such changes may have upon our business. We believe that our vehicles are in conformity with all applicable laws in all relevant jurisdictions.

Emission and fuel economy standards

Government regulation related to climate change is under consideration at the U.S. federal and state levels. The EPA and the National Highway Traffic Safety Administration, or NHTSA, issued a final rule for greenhouse gas emissions and fuel economy requirements for trucks and heavy-duty engines on August 9, 2011, which will have an initial phase in starting with model year 2014 and a final phase in occurring in model year 2017. NHTSA standards for model year 2014 and 2015 will be voluntary, while mandatory standards will first come into effect in 2016.

The rule provides emission standards for CO2 and fuel consumption standards for three main categories of vehicles: (i) combination tractors, (ii) heavy-duty pickup trucks and vans and (iii) vocational vehicles. We believe that the Workhorse chassis would be considered “vocational vehicles" under the rule. According to the EPA and NHTSA, vocational vehicles consist of a wide variety of truck and bus types, including delivery, refuse, utility, dump, cement, transit bus, shuttle bus, school bus, emergency vehicles, motor homes and tow trucks, and are characterized by a complex build process, with an incomplete chassis often built with an engine and transmission purchased from other manufacturers, then sold to a body manufacturer.

The EPA and NHTSA rule also establishes multiple flexibility and incentive programs for manufacturers of alternatively fueled vehicles, such as the Workhorse E-100 full electric and the E-Gen Electric, including an engine averaging, banking and trading, or ABT, program, a vehicle ABT program and additional credit programs for early adoption of standards or deployment of advanced or innovative technologies. The ABT programs will allow for emission and/or fuel consumption credits to be averaged, banked or traded within defined groupings of the regulatory subcategories. The additional credit programs will allow manufacturers of engines and vehicles to be eligible to generate credits if they demonstrate improvements in excess of the standards established in the rule prior to the model year the standards become effective or if they introduce advanced or innovative technology engines or vehicles.

The Clean Air Act requires that we obtain a Certificate of Conformity issued by the EPA and a California Executive Order issued by CARB with respect to emissions for our vehicles. The Certificate of Conformity is required for vehicles sold in states covered by the Clean Air Act's standards and the Executive Order is required for vehicles sold in states that have sought and received a waiver from the EPA to utilize California standards. The California standards for emissions control for certain regulated pollutants for new vehicles and engines sold in California are set by CARB. States that have adopted the California standards as approved by EPA also recognize the Executive Order for sales of vehicles.

Manufacturers who sell vehicles in states covered by federal requirements under the Clean Air Act without a Certificate of Conformity may be subject to penalties of up to $37,500 per violation and be required to recall and remedy any vehicles sold with emissions in excess of Clean Air Act standards. In 2013, we received approval from CARB to sell the E-100 in California based on our own emissions tests.

Vehicle safety and testing

The National Traffic and Motor Vehicle Safety Act of 1966, or the Safety Act, regulates motor vehicles and motor vehicle equipment in the United States in two primary ways. First, the Safety Act prohibits the sale in the United States of any new vehicle or equipment that does not conform to applicable motor vehicle safety standards established by NHTSA. Meeting or exceeding many safety standards is costly, in part because the standards tend to conflict with the need to reduce vehicle weight in order to meet emissions and fuel economy standards. Second, the Safety Act requires that defects related to motor vehicle safety be remedied through safety recall campaigns. A manufacturer is obligated to recall vehicles if it determines that the vehicles do not comply with a safety standard. Should we or NHTSA determine that either a safety defect or noncompliance exists with respect to any of our vehicles, the cost of such recall campaigns could be substantial.

Battery safety and testing

Our battery packs conform to mandatory regulations that govern transport of "dangerous goods," which includes lithium-ion batteries, which may present a risk in transportation. The governing regulations, which are issued by PHMSA, are based on the UN Recommendations on the Safe Transport of Dangerous Goods Model Regulations, and related UN Manual of Tests and Criteria. The requirements for shipments of these goods vary by mode of transportation, such as ocean vessel, rail, truck and air.

Our battery module suppliers have completed the applicable transportation tests for our prototype and production battery packs demonstrating our compliance with the UN Manual of Tests and Criteria, including:

•	altitude simulation, which involves simulating air transport;
•	thermal cycling, which involves assessing cell and battery seal integrity;
•	vibration, which involves simulating vibration during transport;
•	shock, which involves simulating possible impacts during transport;
•	external short circuit, which involves simulating an external short circuit; and
•	overcharge, which involves evaluating the ability of a rechargeable battery to withstand overcharging.

Vehicle dealer and distribution regulation

Certain states' laws require motor vehicle manufacturers and dealers to be licensed in such states in order to conduct manufacturing and sales activities. To date, we are registered as both a motor vehicle manufacturer and dealer in Indiana and Ohio as well as a dealer in California and Chicago. We have not yet sought formal clarification of our ability to manufacture or sell our vehicles in any other states.

Intellectual Property

We has five pending trademark applications and two issued trademark registrations in the U.S. with intent to pursue foreign trademark registration as well. We have one pending U.S. patent application, six existing patents and also plan to pursue appropriate foreign patent protection on those inventions. The following is a summary of our patents:

Country	Status	Serial Number	Application Date	Patent Number	Issue /Grant Date	Title	Expiration Date
Canada	Granted	2523653	10/17/2005	2523653	12/22/2009	Vehicle Chassis Assembly	10/17/2025
United States	Granted	11/252,220	10/17/2005	7,717,464	5/18/2010	Vehicle Chassis Assembly	9/6/2026
United States	Granted	11/252,219	10/17/2005	7,559,578	7/14/2009	Vehicle Chassis Assembly	9/6/2026
United States	Granted	29/243,074	11/18/2005	D561,078	2/5/2008	Vehicle Header	2/5/2022
United States	Granted	29/243,129	11/18/2005	D561,079	2/5/2008	Vehicle Header	2/5/2022
United States	Granted	13/283,663	10/28/2011	8,541,915	9/24/2013	Drive Module And Manifold For Electric Motor Drive Assembly	12/16/2031
United States	Filed	61/933,350	1/30/2014	NA	NA	Onboard Generator Drive System For Electric Vehicles That Share An Electric Motor For Both Propulsion And Generation	1/30/2015

Agreements

Momentum Dynamics and BARTA (Berks County Regional Transportation Authority)

On December 29, 2012, the Company entered into an Agreement with Momentum Dynamics to engineer, develop, and producetwo development vehicles for BARTA in Reading, Pennsylvania. We are seeking to have this project generate the following: promote the use of AMP products for other similar applications i.e. rental car shuttle buses, motel and hotel shuttle buses, school buses, and other hospitality shuttle bus applications, network the AMP products through the Momentum Dynamic sales channel, and promote the sale of AMP products to the Departments of Transportation throughout the US.

Navistar International Truck

In April of 2012 we signed a development agreement with Navistar International Truck. The scope of work for this project was to repower two 2004 vintage W1652 vehicles, which were originally produced by Navistar. Their customer, a large package delivery company, has an interest in repowering these vehicles with something other than the current diesel engine that is in this vehicle. Navistar was interested in working with them to repower these vehicles with either electric or some other fuel system. With electric being the most desirable if the customer’s price point could be met, AMP was subcontracted by Navistar to perform the electric repower, and in August of 2012 AMP delivered the first vehicle to Navistar. The vehicle passed their initial performance requirements which were based on their end customer’s specifications. In October 2012 Navistar turned the project over to AMP to work directly with them to provide a 100% electric repowered vehicle. Since that time, AMP has been working through the customer requirements and completed all stages of testing and durability.

Employees

We currently have 13 full-time and two part-time employees located in Loveland, Ohio and two full-time and one part-time employees located in Union City, Indiana. We also contract for hire with approximately 17 outside consultants and contractors. Three of our employees are engaged in administrative aspects of our business and 15 are involved in research and development. Ten of our contractors are involved in research and development and seven are involved in administration.

ITEM 1A. RISK FACTORS

Our results of operations have not resulted in profitability and we may not be able to achieve profitability going forward.

We have incurred net losses amounting to $34.1 million for the period from inception (February 20, 2007) through December 31, 2014.  In addition, as of December 31, 2014, we had a working capital deficiency of $2.3 million.  We have had net losses in each quarter since our inception. We expect that we will continue to incur net losses for the foreseeable future. We may incur significant losses in the future for a number of reasons, including the other risks described in this prospectus, and we may encounter unforeseen expenses, difficulties, complications, delays and other unknown events. Accordingly, we may not be able to achieve or maintain profitability. Our management is developing plans to alleviate the negative trends and conditions described above and there is no guarantee that such plans will be successfully implemented.  Our business plan has changed from concentrating on the electric passenger vehicle market to the electric medium duty trucks, but is still unproven.  There is no assurance that even if we successfully implement our business plan, that we will be able to curtail our losses.  Further, as we are a development stage enterprise, we expect that net losses and the working capital deficiency will continue. If we incur additional significant operating losses, our stock price may decline, perhaps significantly.

We have yet to achieve positive cash flow and, given our projected funding needs, our ability to generate positive cash flow is uncertain.

We have had negative cash flow from operating activities of $4.5 million and $2.7 million for the years ended December 31, 2014 and 2013. We anticipate that we will continue to have negative cash flow from operating and investing activities for the foreseeable future as we expect to incur increased research and development, sales and marketing, and general and administrative expenses and make significant capital expenditures in our efforts to increase sales and commence operations at our Union City facility. Our business also will at times require significant amounts of working capital to support our growth, particularly as we acquire inventory to support our anticipated increase in production. An inability to generate positive cash flow for the foreseeable future may adversely affect our ability to raise needed capital for our business on reasonable terms, diminish supplier or customer willingness to enter into transactions with us, and have other adverse effects that may decrease our long-term viability. There can be no assurance we will achieve positive cash flow in the foreseeable future.

We need access to additional financing, which may not be available to us on acceptable terms or at all. For the year ended December 31, 2014, our independent registered public accounting firm issued a report on our 2014 financial statements that contains an explanatory paragraph stating that the lack of sales, negative working capital and stockholders’ deficit, raise substantial doubt about our ability to continue as a going concern. If we cannot access additional financing when we need it and on acceptable terms, our business, prospects, financial condition, operating results and ability to continue as a going concern could be adversely affected.

Our growth-oriented business plan to design, produce, sell and service commercial electric vehicles through our Union City facility will require continued capital investment. Our research and development activities will require continued investment. For the year ended December 31, 2014, our independent registered public accounting firm issued a report on our 2014 financial statements that contains an explanatory paragraph stating that the lack of sales, negative working capital and stockholders’ deficit, raise substantial doubt about our ability to continue as a going concern. In order to implement our operations through June 30, 2015, we will need to raise approximately $10 million and to fully implement our business plan through December 31, 2016 we will need to raise approximately $20 million. This capital will be necessary to fund our ongoing operations, continue research, development and design efforts, open our sales, service and assembly facilities, improve infrastructure and introduce new or improve existing vehicle models. We cannot be certain that additional financing will be available to us on favorable terms when required, or at all, particularly given that we do not now have a committed credit facility with any government or financial institution. If we cannot obtain additional financing when we need it and on terms acceptable to us, our business, prospects, financial condition, operating results and ability to continue as a going concern could be adversely affected.

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

We incur significant costs and expenses related to procuring the materials, components and services required to develop and produce our electric vehicles. We have secured supply agreements for our critical components including our batteries. However, these are dependent on volume to ensure that they are available at a competitive price.   As a result, our current cost projections are considerably higher than the projected revenue stream that such vehicles will produce.  As a result we are continually working on initiatives to reduce our cost structure so that we may effectively compete. If we do not properly manage our costs and expenses our net losses will continue which will negatively impact our stock price.

If we are unable to pay off the outstanding amount owed under the debenture in the principal amount of $2,250,000 that is secured against all of the assets of AMP Trucks including the Workhorse brand and the Union City facility and such lien holder were to take possession of such assets, our operations would be severely negatively impacted if not curtailed.

On March 4, 2013, AMP Trucks entered into an Asset Purchase Agreement with Workhorse Custom Chassis, LLC (“WCC”), an Illinois limited liability company and a wholly-owned affiliate of Navistar International Corporation, to purchase certain assets including the Workhorse ® brand, logo, intellectual property, patents and approximately 250,000 sq. ft. of facilities on 48 acres of land in Union City, Indiana (the “Assets”). On March 13, 2013, AMP Trucks closed the acquisition of the Assets from WCC for a purchase price of $5,000,000 of which $2,750,000 was paid in cash and the delivery of a Secured Debenture (the “Debenture”) in the principal amount of $2,250,000.  The Debenture is secured pursuant to a Security Agreement (the “Security Agreement”) and a Mortgage, Security Agreement, Assignment of Rents and Fixture Filing (the “Mortgage”) entered between AMP Trucks and WCC.  Pursuant to the Security Agreement, AMP Trucks granted WCC a security interest in all of the assets of AMP Trucks in order to secure the prompt payment, performance and discharge in full of all of obligations of AMP Trucks under the Debenture.  Pursuant to the Mortgage, the Debenture is secured by the real estate and related assets of the plant located in Union City, Indiana.  The Debenture matures three years from its effective date of March 13, 2013 (the "Maturity Date") and interest associated with the Debenture is 10% per annum, which is payable on the Maturity Date.  AMP Trucks may prepay outstanding principal and interest of the Debenture in full at any time.  In the event AMP Trucks prepays outstanding principal and interest, it shall pay an amount equal to all outstanding principal and interest multiplied by 105%.   AMP Holding and AMP guaranteed the payment of the Debenture.

Our future growth is dependent upon the willingness of operators of commercial vehicle fleets to adopt electric vehicles and on our ability to produce, sell and service vehicles that meet their needs. If the market for commercial electric vehicles does not develop as we expect or develops more slowly than we expect, our business, prospects, financial condition and operating results will be adversely affected.

Our growth is dependent upon the adoption of electric vehicles by operators of commercial vehicle fleets and on our ability to produce, sell and service vehicles that meet their needs. The entry of commercial electric vehicles into the medium-duty commercial vehicle market is a relatively new development, particularly in the United States, and is characterized by rapidly changing technologies and evolving government regulation, industry standards and customer views of the merits of using electric vehicles in their businesses. This process has been slow as without including the impact of government or other subsidies and incentives, the purchase prices for our commercial electric vehicles currently is higher than the purchase prices for diesel-fueled vehicles. As part of our sales efforts, we must educate fleet managers as to the economical savings during the life of the vehicle. As such, we believe that operators of commercial vehicle fleets consider a number of factors when deciding whether to purchase our commercial electric vehicles (or commercial electric vehicles generally) or vehicles powered by internal combustion engines, particularly diesel-fueled or natural gas-fueled vehicles. We believe these factors include:

●	the difference in the initial purchase prices of commercial electric vehicles and vehicles with comparable GVWs powered by internal combustion engines, both including and excluding the impact of government and other subsidies and incentives designed to promote the purchase of electric vehicles;
●	the total cost of ownership of the vehicle over its expected life, which includes the initial purchase price and ongoing operating and maintenance costs;

●	the availability and terms of financing options for purchases of vehicles and, for commercial electric vehicles, financing options for battery systems;

●	the availability of tax and other governmental incentives to purchase and operate electric vehicles and future regulations requiring increased use of nonpolluting vehicles;

●	government regulations and economic incentives promoting fuel efficiency and alternate forms of energy;

●	fuel prices, including volatility in the cost of diesel;

●	the cost and availability of other alternatives to diesel fueled vehicles, such as vehicles powered by natural gas;

●	corporate sustainability initiatives;

●	commercial electric vehicle quality, performance and safety (particularly with respect to lithium-ion battery packs);

●	the quality and availability of service for the vehicle, including the availability of replacement parts;

●	the limited range over which commercial electric vehicles may be driven on a single battery charge;

●	access to charging stations and related infrastructure costs, and standardization of electric vehicle charging systems;

●	electric grid capacity and reliability; and

●	macroeconomic factors.

If, in weighing these factors, operators of commercial vehicle fleets determine that there is not a compelling business justification for purchasing commercial electric vehicles, particularly those that we produce and sell, then the market for commercial electric vehicles may not develop as we expect or may develop more slowly than we expect, which would adversely affect our business, prospects, financial condition and operating results.

If our customers are unable to efficiently and effectively integrate our electric vehicles into their existing commercial fleets our sales may suffer and our business, prospects, financial condition and operating results may be adversely affected.

Our sales strategy involves a comprehensive plan for the pilot and roll-out of our electric vehicles, as well as the ongoing replacement of existing commercial vehicles with our electric vehicles, that is tailored to the individual needs of our customers. If we are unable to develop and execute fleet integration strategies or fleet management support services that meet our customers' unique circumstances with minimal disruption to their businesses, our customers may not realize the economic benefits they expect from our electric vehicles. If this were to occur, our customers may not order additional vehicles from us, which could adversely affect our business, prospects, financial condition and operating results.

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

If we are unable to scale our operations at our Union City facility in an expedited manner from our limited low volume production to high volume production, our business, prospects, financial condition and operating results could be adversely affected.

We are currently assembling our orders at our Union City facility which is acceptable for our existing orders. In order to satisfy increased demand, we will need to quickly scale operations in our Union City facility as well as scale our supply chain including access to batteries. Our business, prospects, financial condition and operating results could be adversely affected if we experience disruptions in our supply chain, if we cannot obtain materials of sufficient quality at reasonable prices or if we are unable to scale our Union City facility.

We depend upon key personnel and need additional personnel.

Our success depends on the continuing services of Stephen Burns, CEO, and Martin J. Rucidlo, President. On December 8, 2010, we entered into an employment agreement with Mr. Burns for a term of two years which automatically renews for one year periods unless either of the parties elects to not renew for such period.  Mr. Rucidlo is not engaged under a long-term employment agreement. The loss of any of these individuals could have a material and adverse effect on our business operations.  Additionally, the success of our operations will largely depend upon its ability to successfully attract and maintain competent and qualified key management personnel.  As with any company with limited resources, there can be no guarantee that we will be able to attract such individuals or that the presence of such individuals will necessarily translate into profitability for our company.  Our inability to attract and retain key personnel may materially and adversely affect our business operations. Any failure by our management to effectively anticipate, implement, and manage the changes required to sustain our growth would have a material adverse effect on our business, financial condition, and results of operations.

We face competition. A few of our competitors have greater financial or other resources, longer operating histories and greater name recognition than we do and one or more of these competitors could use their greater resources and/or name recognition to gain market share at our expense or could make it very difficult for us to establish market share.

Companies currently competing in the fleet logistics market offering alternative fuel medium duty trucks include Ford Motor Company and Freightliner. In the electric medium duty truck market in the United States, we compete with a few other manufacturers, including Electric Vehicles International and Smith Electric Vehicles. Ford and Freightliner have more significant financial resources, established market positions, long-standing relationships with customers and dealers, and who have more significant name recognition, technical, marketing, sales, financial and other resources than we do.  Ford and Freightliner are currently selling alternative fuel fleet vehicles including hybrids.  The resources available to our competitors to develop new products and introduce them into the marketplace exceed the resources currently available to us.  As a result, our competitors may be able to compete more aggressively and sustain that competition over a longer period of time that we can.  This intense competitive environment may require us to make changes in our products, pricing, licensing, services, distribution, or marketing to develop a market position.  Each of these competitors has the potential to capture market share in our target markets which could have an adverse effect on our position in our industry and on our business and operating results.

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

We currently have a limited number of customers, with whom we do not have long-term agreements, and expect that a significant portion of our future sales will be from a limited number of customers and the loss of any of these high volume customers could materially harm our business.

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

We believe that, currently, the availability of government subsidies and incentives including those available in New York, California and Chicago is an important factor considered by our customers when purchasing our vehicles, and that our growth depends in part on the availability and amounts of these subsidies and incentives.  Any reduction, elimination or discriminatory application of government subsidies and incentives because of budgetary challenges, policy changes, the reduced need for such subsidies and incentives due to the perceived success of electric vehicles or other reasons may result in the diminished price competitiveness of the alternative fuel vehicle industry.

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

We have secured supply agreements for our critical components including our batteries. However, these are dependent on volume to ensure that they are available at a competitive price. Further, we rely on a small group of suppliers to provide us with components for our products.  If these suppliers become unwilling or unable to provide components or if we are unable to meet certain volume requirements in our existing supply agreements, there are a limited number of alternative suppliers who could provide them.  Changes in business conditions, wars, governmental changes, and other factors beyond our control or which we do not presently anticipate could affect our ability to receive components from our suppliers.  Further, it could be difficult to find replacement components if our current suppliers fail to provide the parts needed for these products.  A failure by our major suppliers to provide these components could severely restrict our ability to manufacture our products and prevent us from fulfilling customer orders in a timely fashion.

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

While our vehicles are subject to substantial regulation under federal, state, and local laws, we believe that our vehicles are or will be materially in compliance with all applicable laws.  However, to the extent the laws change, or if we introduce new vehicles in the future, some or all of our vehicles may not comply with applicable federal, state, or local laws.  Further, certain federal, state, and local laws and industrial standards currently regulate electrical and electronics equipment.  Although standards for electric vehicles are not yet generally available or accepted as industry standards, our products may become subject to federal, state, and local regulation in the future.  Compliance with these regulations could be burdensome, time consuming, and expensive.

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

We rely on trade secret protections to protect our proprietary technology as well as several registered patents and one patent application. Our patents relate to the vehicle chassis assembly, vehicle header and drive module and manifold for electric motor drive assembly. Our existing patent application relates to the onboard generator drive system for electric vehicles.  Our success will, in part, depend on our ability to obtain additional trademarks and patents.  We are working on obtaining patents and trademarks registered with the United States Patent and Trademark Office but have not finalized any as of this date.  Although we have entered into confidentiality agreements with our employees and consultants, we cannot be certain that others will not gain access to these trade secrets.  Others may independently develop substantially equivalent proprietary information and techniques or otherwise gain access to our trade secrets.

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

We engineer and assemble our electric vehicles in a facility in Loveland, Ohio and we intend to locate the assembly function to our facility in Union City. Any prolonged disruption in the operations of our facility, whether due to technical, information systems, communication networks, accidents, weather conditions or other natural disaster, or otherwise, whether short or long-term, would adversely affect our business, prospects, financial condition and operating results .

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our principal offices are located at 100 Commerce Drive, Loveland, Ohio 45247, which include 7,500 square feet in office space and 22,500 square feet in manufacturing/development space. We pay $12,231 per month in rent and our current lease expires in September 2018. At December 31, 2014 approximately $5.3 thousand is included in accounts payable for amounts due to the lessor. On March 13, 2013 the Company acquired the operating assets of Workhorse Custom Chassis, LLC, an unrelated company located in Union City, Indiana. The following summarizes the consideration paid, and the components of the purchase price and the related allocation of assets acquired and liabilities assumed:

Consideration
Cash at closing	2,750,000
Secured debenture	2,250,000
5,000,000
Assets acquired
Inventory	400,000
Equipment	500,000
Land	300,000
Buildings	3,800,000
5,000,000

The following table sets forth the location, approximate size and primary use of our principal owned, leased and licensed facilities:

Location	Approximate Size (Building) in Square Feet	Primary Use	Owned, Leased or Licensed	Lease/ License Expiration Date (if applicable)
Loveland, Ohio	30,000	Administration, research and development and manufacturing	Leased	Sep-18

Union City, Indiana	270,000	Manufacturing	N/A	N/A

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

Quarter Ended		2014	2013
March 31	High	$0.17	$0.37
	Low	$0.10	$0.12
June 30	High	$0.14	$0.53
	Low	$0.10	$0.23
September 30	High	$0.34	$0.51
	Low	$0.08	$0.23
December 31	High	$0.23	$0.30
	Low	$0.12	$0.10

Holders of our Common Stock

As of March 27, 2015, there were approximately 92 stockholders of record of our common stock. This number does not include shares held by brokerage clearing houses, depositories or others in unregistered form. The stock transfer agent for our securities is Empire Stock Transfer, Inc., 1859 Whitney Mesa Drive, Henderson, Nevada 89014.

Dividends

The Company has never declared or paid any cash dividends on its common stock. The Company currently intends to retain future earnings, if any, to finance the expansion of its business. As a result, the Company does not anticipate paying any cash dividends in the foreseeable future.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth the aggregate information of our equity compensation plans in effect as of December 31, 2014:

Plan	Number of securities to be issued upon exercise of outstanding options and rights	Weighted-average exercise price of outstanding options and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in first column)
Equity compensation plans approved by security holders – 2010 Stock Incentive Plan	1,582,000	$0.42	388,250

Equity compensation plans approved by security holders – 2011 Incentive Stock Plan	225,000	$0.70	775,000

Equity compensation plans or arrangements not approved by security holders - 2012 Incentive Stock Plan	21,753,565	$0.77	1,441,500

Equity compensation plans or arrangements not approved by security holders - 2013 Incentive Stock Plan	5,000,000	$0.28	0

Equity compensation plans or arrangements not approved by security holders - 2014 Incentive Stock Plan	37,000,000	$0.25	0

Total	65,560,565	$0.75	2,604,750

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

Our shares constitute penny stock under the Securities and Exchange Act. The shares will remain penny stocks for the foreseeable future . The classification of penny stock makes it more difficult for a broker-dealer to sell the stock into a secondary market, which makes it more difficult for a stockholder to liquidate his or her shares. Any broker-dealer engaged by the purchaser for the purpose of selling his or her shares in the Company will be subject to Rules 15g-1 through 15g-10 of the Securities and Exchange Act. Rather than creating a need to comply with those rules, some broker-dealers will refuse to attempt to sell penny stock.

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

Unregistered Sales of Equity Securities

From January 6, 2012 through August 3, 2012, the Company entered into Securities Purchase Agreements and Security Agreements with several accredited investors (the “2012 Investors”) providing for the sale by the Company to the 2012 Investors of Secured Convertible Debentures in the aggregate amount of $1,939,250 (the "2012 Notes"). In addition to the 2012 Notes, the 2012 Investors also received common stock purchase warrants (the “2012 Warrants”) to acquire 1,939,250 shares of common stock of the Company. The 2012 Warrants were exercisable for three years at an exercise price of $0.50. The Company received the proceeds in connection with these financings between January 6, 2012 and August 3, 2012. Further, a shareholder, director and officer, converted secured and unsecured loans provided to the Company from December 31, 2011 to June 5, 2012 in the aggregate amount of $389,250 into the 2012 Notes and 2012 Warrants. In November 2012, the Company entered into a Note and Warrant Amendment and Conversion Agreement whereby the holders and the 2012 Investors converted all principal and interest under the 2012 Notes into 10,227,070 shares of common stock. Further, the exercise price of the 2012 Warrants was reduced to $0.25 per share.

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

On December 4, 2012, the Company granted stock options to acquire 1,575,000 shares of common stock to officers, employees and consultants under the 2012 Incentive Stock Plan at an exercise price of $0.11 per share for a period of three years vesting 34% on December 31, 2014 8.35% at the end of each quarter thereafter for eight quarters, ending December 31, 2014.

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

In July 2014, the Company issued options to consultants  to acquire 401,967 shares of common stock for a period of five years at an exercise price of $0.01 per share. The options were issued in lieu of accrued compensation in the aggregate amount of $36,568.

In July 2014, the Company issued options to executive officers and directors of the Company to acquire 4,180,674 shares of common stock for a period of five years at an exercise price of $0.01 per share. The options were issued in lieu of accrued compensation in the aggregate amount of $380,328.

In July 15, 2014, the Company issued an option to a consultant to acquire 238,975 shares of common stock for a period of five years at an exercise price of $0.01 per share. The options were issued in lieu of accrued compensation in the aggregate amount of $26,287.

In November 2014, the Company issued an option to a law firm to acquire 276,785 shares of common stock for a period of five years at an exercise price of $0.01 per share. The options were issued in consideration of legal services.

In December 2014, the Company issued options to consultants  to acquire 2,350,000 shares of common stock for a period of five years at an exercise price of $0.14 per share as an incentive for continued employment with the Company.

The Company entered into Subscription Agreements with accredited investors (the “December 2014 Investors”) providing for the sale by the Company to the December 2014 Investors of 14% Unsecured Convertible Promissory Notes in the aggregate amount of $900,000 (the "December 2014 Notes"). Upon the increase of the authorized shares of common stock to 500,000,000, the December 2014 Notes automatically convert into shares of common stock. On February 11, 2105, the Company amended its certificate of incorporation to increase its authorized shares of common stock to 500,000,000. The Company is in the process of delivering the 11,678,571 shares of common stock deliverable upon automatic conversion of the December 2014 Notes. In addition to the December 2014 Notes, the December 2014 Investors also received common stock purchase warrants (the “December 2014 Warrants”) to acquire 3,214,286 shares of common stock of the Company. The December 2014 Warrants are exercisable for five years at an exercise price of $0.14. The initial closing of $200,000 was on November 24, 2014 and the second closing of $700,000 was on December 8, 2014. The December 2014 Notes mature one year from their respective effective dates (the "Maturity Dates") and interest associated with the December 2014 Notes is 14% per annum, which is payable on the Maturity Dates. The December 2014 Notes and the December 2014 Warrants carry standard anti-dilution provisions. Further, for a period of six months from issuance, upon the issuance of common stock or common stock equivalents at a price lower than the conversion price or the exercise price, the conversion price in the December 2014 Notes and the exercise price in the December 2014 Warrants will be reduced to such lower price.

On February 13, 2015, the Company entered into an agreement with Mr. Taylor whereby Mr. Taylor agreed to waive his right to $187,850 in accrued fees in consideration for $50,000 in cash upon the Company raising capital and an option, issued under the 2104 Stock Compensation Plan, to acquire 774,356 shares of common stock at an exercise price of $0.01 per share.

On February 13, 2015, Marshall S. Cogan was engaged by AMP to serve as the Chief Investment Officer and Chairman of the Board of Directors of the Company. On February 13, 2015, the Company and Mr. Cogan entered into an Executive Employment Agreement pursuant to which he was appointed as the Chief Investment Officer in consideration of an annual salary of $135,000. Additionally, Mr. Cogan will be eligible for annual bonuses, which shall be half of the Chief Executive Officer’s bonus. As additional compensation, the Company granted Mr. Cogan options to acquire 7,500,000 shares of common stock at an exercise price of $0.15 per share for a period of three years, which vest over a three year period in equal tranches of 2,500,000 shares on the one year, two year and three year anniversary of Mr. Cogan’s employment.

Between February 26, 2015 and March 20, 2015, the Company entered into subscription agreements with seven accredited investors (the “2015 Accredited Investors”) pursuant to which the 2015 Accredited Investors purchased an aggregate of 2,168,978 shares of the Company’s common stock for an aggregate purchase price of $629,003.

The offers, sales, and issuances of the securities described above were deemed to be exempt from registration under the Securities Act in reliance on Section 4(a)(2) of the Securities Act or Regulation D promulgated thereunder as transactions by an issuer not involving a public offering. The recipients of securities in each of these transactions acquired the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the securities issued in these transactions. Each of the recipients of securities in these transactions was an accredited or sophisticated person and had adequate access, through employment, business or other relationships, to information about us.

ITEM 6. SELECTED FINANCIAL DATA

YEARS ENDED DECEMBER 31,	2014	2013	2012

OPERATING SUMMARY
Sales	177,500	177,500	272,098
Net loss during the development stage	(6,608,680)	(6,110,553)	(4,272,489)
Basic and diluted loss per share	(0.05)	(0.08)	(0.10)
Shares used in per share calculation	136,028,839	75,710,613	44,915,220

FINANCIAL POSITION SUMMARY
Total assets	4,951,989	4,850,997	220,693
Cash and cash equivalents	442,257	7,019	39,819
Total current assets	909,630	443,736	93,846
Total current liabilities	3,267,235	4,464,578	2,438,540
Net working capital	(2,357,605)	(4,020,842)	(2,344,694)
Stockholders’ equity (deficit)	(809,387)	(1,906,471)	(2,580,033)
Common stock outstanding	149,944,982	82,711,524	55,955,463

CASH FLOW SUMMARY
Net cash provided (used) by operations	(4,466,588)	(2,732,628)	(2,201,281)
Net cash provided (used) by investing activities	(23,104)	(2,750,063)	(22,753)
Net cash provided (used) by financing activities	4,924,930	5,449,892	2,174,365
Net increase (decrease) in cash and equivalents	435,238	(32,799)	(49,669)

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our consolidated financial statements and the related notes that appear elsewhere in this Annual Report on Form 10-K

Overview and 2014 Highlights

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

AMP also received orders for 2 E-Gen vehicles for the same company for testing. The first one was delivered on March 24, 2015 and the second will be delivered on March 30, 2015.

The Company responded on March 6 to a Request for Information and Prequalification (RFI) from the United States Postal Service (USPS) for its Next Generation Delivery Vehicle (NGDV) Acquisition Program. The USPS anticipates making a single award in 2017 to a supplier for up to 180,000 NGDVs to replace its current fleet of mail delivery vehicles. Delivery of the NGDVs to the USPS is expected to begin no later than January 2018. The USPS has stated that it expects to evaluate the submitted RFIs and announce a short list of OEMs in April, who will then submit detailed specifications and build several prototypes for testing. There is no guarantee that the Company will be invited to submit detailed specifications or, if it is invited, that the Company will be awarded as the supplier. The Company expects that it is competing against larger, better financed competitors.

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

Our unique HorseFly line of drones is designed to be the ‘last mile’ solution in delivery logistics. We worked with the University of Cincinnati to develop the HorseFly to meet the rigors of package delivery and to have eight rotors and redundant systems to ensure safety in the air. Today, we estimate that it costs approximately $1 to move a 20,000-pound diesel-powered truck one mile.  While we believe our Workhorse trucks can reduce the standard delivery costs from $1 to less than $0.30 cents per mile based on current costs of fuel, we expect that having drones handle the last leg of delivery could further potentially reduce the cost to about $.03 cents for the last mile. The all weather HorseFly battery-powered drone will carry up to 10 pounds of cargo with a 15-mile range. It is designed to meet the anticipated FAA drone guidelines expected in 2015, of which there is no guarantee, and is differentiated from other drones as it is designed to work in tandem with a Workhorse electric truck. HorseFly will deliver packages, loaded on-route by the truck's driver, to remote locations while the driver continues on the main delivery route. HorseFly will then rejoin the truck at its new location after its delivery is completed, saving the fleet operator much of the time and fuel cost of the last, most expensive, mile. Also while the HorseFly is atop the Workhorse truck, it can quickly charge its batteries from the truck's large battery pack.  We believe this implementation is superior to the proposed deployment of other delivery drones wherein the package is loaded at a distant warehouse and the drone must make a round trip flight to the delivery address and back to the warehouse.  Other applications for the HorseFly include transmission line inspections and agricultural surveys.

Results of Operations

Our condensed consolidated statement of operations data for the period presented follows:

	2014	2013

Sales	$177,500	$177,500

Operating Expenses
Selling, general and administrative	2,950,467	3,137,288
Research and development	3,436,751	2,892,505
Total operating expenses	6,387,218	6,029,793

Interest expense, net	398,963	258,261

Net loss	$(6,608,680)	$(6,110,554)

Revenue

We generated revenue of $177 thousand for year ended December 31, 2014 for the delivery of an all-electric Para-transit 12 passenger bus to BARTA (Berks County Regional Transit Authority) of Pennsylvania. We generated revenue of $177 thousand for the year ended December 31, 2013 for half of the order to BARTA delivered during 2013. Direct Costs charged to operations were $177 thousand for the years ended December 31, 2014 and 2014.

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

Selling, general and administrative expenses during the years ended December 31, 2014 and 2013 were $2.9 million and $3.1 million, respectively. The $186 thousand decrease is mainly due to a reduction in stock based compensation.

Research and Development Expenses

Research and development expenses consist primarily of personnel costs for our teams in engineering and research, prototyping expense, and contract and professional services.  Union City plant expenses prior to the start of production are also included in research and development expenses.

Research and development expenses during the years ended in December 31, 2014 and 2013 were approximately $3.4 million and $2.9 million respectively.  The $544 thousand increase is the result of higher engineering consulting expense as well as increments in motors and batteries for E-Gen prototypes.

Interest Expenses

Our interest expense is incurred primarily from our long term loan with Navistar in connection to the purchase of the Union City plant mentioned before in the Property, Plant and Equipment and Long Term Loan notes to the financial statements.

Interest expenses during the year ended in December 31, 2014 and 2013 were approximately $399 thousand and $258 thousand, respectively, an increase of $141 thousand mainly due to higher principal on the Navistar loan after capitalization of the first year interests and commissions on the notes payable mentioned on Note 4 of the financial statements.

Liquidity and Capital Resources

Summary of Cash Flows

	2014	2013

Net cash used in operating activities	(4,466,588)	(2,732,628)
Net cash used in investing activities	(23,104)	(2,750,063)
Net cash provided by financing activities	4,924,930	5,449,892

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

Net cash used in operating activities was $4.5 million during the year ended December 31, 2014. The largest component of our cash used during this was to our net loss of $6.6 million, which included non-cash charges such as depreciation of $388 thousand, stock based compensation of $400 thousand, consulting services paid in stock of $932 thousand, interest paid in kind of $225 thousand on the Navistar long term loan. Operating cash outflows for the year ended December 31, 2014 were primarily related to research and development expenses of $3.4 million and operating expenses of $3.2 million.

Net cash used in operating activities was $2.7 million during the year ended December 31, 2013. The main component of our cash used during this periods related to our net loss of $6.1 million, which included non-cash charges such as depreciation of $319 thousand, stock based compensation of $1.4 million and consulting services paid in stock of $1.1 million. Operating cash outflows for the year ended December 31, 2013 were primarily related to research and development expenses of $2.2 million and operating expenses of $2.5 million, partially offset by $142 thousand increase in customer deposits and $156 thousand in accounts payable.

Cash Flows from Investing Activities

Cash flow from investing activities primarily relates to capital expenditures to support our future growth in operations including the investments made in the Union City plant.

There was $23 thousand of cash used in investing activities during the year ended December 31, 2014. The $2.7 million used during the year ended in December 31, 2013 were mainly invested in the Union City Plant purchase.

Cash Flows from Financing Activities

Net cash provided by financing activities was $4.9 million during the year ended December 31, 2014 and was comprised primarily of $5.9 million issuance of stock offset by the capitalization of shareholders’ advances of $1.6 million for a net of $4.3 million and proceeds from notes payable of $1.2 million, offset by payments of $326 thousand for long term debt, and repayment of shareholders’ advances of $285 thousand.

Net cash provided by financing activities was $5.4 million during the year ended December 31, 2013 and was comprised primarily of $4.3 million of issuance of common stock and the receipt of shareholder advances of $1.4 million.

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

As no taxable income has occurred from the date of this merger to December 31, 2014 cumulative deferred tax assets of approximately $8.5 million are fully reserved, and no provision or liability for federal or state income taxes has been included in the financial statements.  Carryover amounts are:

Approximate net operating loss ($ millions)	Carryover to be used against taxable income generated through year

3.6	2030
6.7	2031
3.9	2032
4.7	2033
6.1	2034

Research and development costs

Research and development costs are expensed as they are incurred. Research and development expense incurred was approximately $3.4 million and $2.9 million for the years ended December 31, 2014 and 2013, respectively, and $16.4 million for the period from inception to December 31, 2014 consisting of consulting, payroll and payroll taxes, engineering temporaries, purchased supplies, legal fees, parts and small tools.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we are not required to include disclosure under this item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

AMP Holding Inc. (A Developing Stage Company)

Cincinnati, Ohio

We have audited the accompanying balance sheets of AMP Holding Inc. (A Development Stage Company) as of December 31, 2014 and 2013 and the related statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended and for the period from inception, February 20, 2007, to December 31, 2014. These financial statements are the responsibility of the company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of AMP Holding Inc. as of December 31, 2014 and 2013, and the results of its operations and its cash flows for the years then ended and for the period from inception, February 20, 2007, to December 31, 2014 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As described in Note 1, the Company has not had significant sales and has negative working capital and stockholders’ deficits, which raise substantial doubt about its ability to continue as a going concern. Management’s plan in regard to this matter is also discussed in Note 1. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Clark, Schaefer, Hackett & Co.

Cincinnati, Ohio

March 27, 2015

1 east fourth street, suite 1200

cincinnati, ohio 45202

www.cshco.com

p. 513.241.3111

f. 513.241.1212

cincinnati | columbus | cleveland | miami valley | springfield | toledo

AMP Holding Inc.

(A Development Stage Company)

Consolidated Balance Sheets

December, 31 2014 and 2013

Assets	December 31, 2014	December 31, 2013

Current assets:
Cash and cash equivalents	$442,257	$7,019
Inventory	392,750	392,750
Prepaid expenses and deposits	74,623	43,967
	909,630	443,736

Property, plant and equipment, net	4,042,359	4,407,261
	$4,951,989	$4,850,997

Liabilities and Stockholders' Equity (Deficit)

Current liabilities:
Accounts payable	$1,603,555	$1,546,388
Accounts payable, related parties	384,776	468,165
Customer deposits	-	177,500
Notes payable	1,243,000
Shareholder advances	-	1,934,300
Current portion of long-term debt	35,904	338,225
	$3,267,235	$4,464,578

Long-term debt	2,494,141	2,292,890

Stockholders' equity (deficit):
Series A preferred stock, par value of $.001 per share 75,000,000 shares shares authorized, 0 shares issued and outstanding at December 31, 2014
and December 31, 2013	-	-
Common stock, par value of $.001 per share 250,000,000 shares authorized,
149,944,892 shares issued and outstanding at December 31, 2014 and
82,711,524 shares issued and outstanding at December 31, 2013	149,937	82,712
Additional paid-in capital	27,128,582	20,321,536
Stock based compensation	6,002,586	5,171,093
Accumulated deficit during the development stage	(34,090,492)	(27,481,812)
	(809,387)	(1,906,471)

	$4,951,989	$4,850,997

See accompanying notes to financial statements.

AMP Holding Inc.

(A Development Stage Company)

Consolidated Statements of Operations

For the Years Ended December 31, 2014 and 2013

and for the Period From Inception

February 20, 2007 to December 31, 2014

(Unaudited)

			Since Date of Inception, February 20, 2007 to December 31,
	2014	2013	2014

Sales	$177,500	$177,500	$957,840

Operating Expenses
Selling, general and administrative	2,950,467	3,137,288	17,696,441
Research and development	3,436,751	2,892,505	16,437,341
Total operating expenses	6,387,218	6,029,793	34,133,782

Interest expense, net	398,963	258,261	914,551

Net loss during the development stage	$(6,608,680)	$(6,110,554)	$(34,090,492)

Basic and diluted loss per share	$(0.05)	$(0.08)

Weighted average number of common
shares outstanding	136,028,839	75,710,613

See accompanying notes to financial statements.

AMP Holding Inc.

(A Development Stage Company)

Consolidated Statements of Stockholders' Equity (Deficit)

From Inception, February 20, 2007 to December 31, 2014

	Common Stock		Preferred Stock
	Number of Shares	Amount	Number of Shares	Amount	Additional Paid-in Capital	Stock Based Compensation on	Accumulated Deficit During the Development Stage	Total Stockholders' Equity (Deficit)

Beginning capital - inception	-	$-	-	$-	$-	$-	$-	$-

Issuance of common stock, and fulfillment
of stock subscriptions receivable	7,210	900,000	-	-	-	-	-	900,000
Net loss from operations, period of inception,
February 20, 2007 to December 31, 2007	-	-	-	-	-	-	(456,145)	(456,145)
	7,210	$900,000	-	$-	$-	$-	$(456,145)	$443,855

Issuance of common stock, and fulfillment
of stock subscriptions receivable	4,305	875,000	-	-	-	-	-	875,000
March 10, 2008 stock dividend	62,720	-	-	-	-	-	-	-
Share based compensation for the year
ended December 31, 2008	-	9,757	-	-	-	-	-	9,757
Net loss from operations for the year
ended December 31, 2008	-	-	-	-	-	-	(1,383,884)	(1,383,884)
	74,235	$1,784,757	-	$-	$-	$-	$(1,840,029)	$(55,272)

January 1, 2009 stock re-pricing agreement	18,025	-						-
Issuance of common stock, and fulfillment
of stock subscriptions receivable	168,210	753,511	-	-	49,989	-	-	803,500
Share based compensation to
December 28, 2009	-	7,983	-	-	-	-	-	7,983
Shares issued out of stock option plan on
December 31, 2009	3,220	-	-	-	-	-	-	-
Net effect of purchase accounting adjustments	17,508,759	(2,528,479)	-	-	2,528,479	-	-	-
Conversion of convertible notes	-	-	8,375	8	264,992	-	-	265,000
Net loss from operations for the year
ended December 31, 2009	-	-	-	-	-	-	(1,524,923)	(1,524,923)
	17,772,449	$17,772	8,375	$8	$2,843,460	$-	$(3,364,952)	$(503,712)

Conversion of convertible note	29,750	30	-	-	9,970	-	-	10,000
Issuance of preferred stock, and fulfillment
of stock subscriptions receivable	-	-	625	1	24,999	-	-	25,000
Issuance of common stock, and fulfillment
of stock subscriptions receivable	9,808,566	9,809	-	-	3,682,530	-	-	3,692,339
Conversion of account payable	101,636	102	-	-	86,898	-	-	87,000
Share based compensation for the year
ended December 31, 2010	-	-	-	-	-	1,436,979	-	1,436,979
Net loss from operations for the year
ended December 31, 2010	-	-	-	-	-	-	(5,028,106)	(5,028,106)
	27,712,401	$27,713	9,000	$9	$6,647,857	$1,436,979	$(8,393,058)	$(280,500)

Issuance of common stock, and fulfillment
of stock subscriptions receivable	9,912,447	9,911	-	-	5,404,830	-	-	5,414,741
Stock options and warrants exercised	38,692	39	-	-	12,236	-	-	12,275
Conversion of preferred stock to common stock	1,071,110	1,072	(9,000)	(9)	(1,063)	-	-	-
Share based compensation for the year
ended December 31, 2011	-	-	-	-	-	2,002,891	-	2,002,891
Net loss from operations for the year
ended December 31, 2011	-	-	-	-	-	-	(8,705,711)	(8,705,711)
	38,734,650	$38,735	-	$-	$12,063,860	$3,439,870	$(17,098,769)	$(1,556,304)

Issuance of detached warrants in connection
with convertible debentures	-	-	-	-	91,493	-	-	91,493
Conversion of debentures and interest	10,227,070	10,227	-	-	2,035,187	-	-	2,045,414
Conversion of account payable	6,993,743	6,993	-	-	766,007	-	-	773,000
Share based compensation for the year
ended December 31, 2012	-	-	-	-	-	338,853	-	338,853
Net loss from operations for the year
ended December 31, 2012	-	-	-	-	-	-	(4,272,489)	(4,272,489)
	55,955,463	$55,955	-	$-	$14,956,547	$3,778,723	$(21,371,258)	$(2,580,033)
Issuance of common stock, and fulfillment
of stock subscriptions receivable	21,330,000	21,330	-	-	4,254,270	-	-	4,275,600
Stock options and warrants exercised	18,764	20	-	-	1,143	-	-	1,163
Conversion of convertible note	500,000	500	-	-	99,500	-	-	100,000
Conversion of account payable	4,907,297	4,907	-	-	1,010,076	-	-	1,014,983
Share based compensation for the year
ended December 31, 2013	-	-	-	-	-	1,392,370	-	1,392,370
Net loss from operations for the year
ended December 31, 2013	-	-	-	-	-	-	(6,110,554)	(6,110,554)
	82,711,524	$82,712	-	$-	$20,321,536	$5,171,093	$(27,481,812)	$(1,906,471)
Issuance of common stock, and fulfillment
of stock subscriptions receivable	59,423,000	59,423	-	-	5,882,877	-	-	5,942,300
Stock options and warrants exercised
Conversion of account payable	7,810,458	7,802	-	-	924,169	-	-	931,973
Share based compensation for the year
ended December 31, 2014	-	-	-	-	-	831,493	-	831,493
Net loss from operations for the year
ended December 31, 2014	-	-	-	-	-	-	(6,608,680)	(6,608,680)
	149,944,982	149,937	-	-	27,128,582	6,002,586	(34,090,492)	(809,387)

See accompanying notes to financial statements

AMP Holding Inc.

(A Development Stage Company)

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2014 and 2013

and for the Period From Inception

February 20, 2007 to December 31, 2014

			Since Date of Inception, February 20, 2007 to December
	2014	2013	31, 2014

Cash flows from operating activities:
Net loss during the development stage	$(6,608,680)	$(6,110,554)	$(34,090,492)
Adjustments to reconcile net loss from operations
to cash used by operations:
Depreciation	388,006	319,649	1,000,662
Loss on sale of assets	-	-	27,544
Stock based compensation	414,597	1,392,370	5,603,403
Interest expense on convertible debentures	13,269	52,795	172,228
Amortized discount on convertible debentures	-	-	91,493
Legal, consulting and investment services	931,973	1,106,328	2,948,301
Interest paid in kind	225,000	-	225,000
Effects of changes in operating assets and liabilities:	-	-	-
Inventory	-	48,252	7,250
Prepaid expenses and deposits	(30,656)	(30,942)	(74,624)
Accounts payable	460,794	293,160	2,520,818
Accounts payable, related parties	(83,389)	78,814	331,981
Customer deposits	(177,500)	117,500	-

Net cash used by operations	(4,466,588)	(2,732,628)	(21,236,411)

Cash flows from investing activities:

Cash paid in acquisition of Workhorse Custom Chasis, LLC	-	(2,750,000)	(2,750,000)
Capital expenditures	(23,104)	(63)	(399,817)
Proceeds on sale of assets	-	-	38,900

Net cash used by investing activities	(23,104)	(2,750,063)	(3,110,917)

Cash flows from financing activities:

Proceeds from debentures	-	-	1,939,250
Proceeds from notes payable	1,243,000	-	1,403,000
Payments on notes payable	-	-	(150,000)
Proceeds from long-term debt	-	-	50,000
Payments on long-term debt	(326,070)	(211,826)	(556,954)
Conversion of note payable	-	-	-
Shareholder advances, net of repayments	(285,000)	1,376,300	1,649,300
Issuance of common and preferred stock	4,293,000	4,285,418	20,454,989

Net cash provided by financing activities	4,924,930	5,449,892	24,789,585

Change in cash and cash equivalents	435,238	(32,799)	442,257

Cash at the beginning of the period	7,019	39,819	-
Cash at the end of the period	442,257	7,020	442,257

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
Accounts payable source for the year ended December 2014 includes $416,896 of payroll expenses paid with stock options.
Issuance of common and preferred stock for the year ended December 2014 includes the capitalization of shareholders' advances of $1,649,300.

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

As no taxable income has occurred from the date of this merger to December 31, 2014 cumulative deferred tax assets of approximately $8.5 million are fully reserved, and no provision or liability for federal or state income taxes has been included in the financial statements.  Carryover amounts are:

Approximate net operating loss ($ millions)	Carryover to be used against taxable income generated through year

3.6	2030
6.7	2031
3.9	2032
4.7	2033
6.1	2034

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

Research and development costs

The Company expenses research and development costs as they are incurred. Research and Development costs were approximately $3.4 million and $2.9 million for the years ended December 31, 2014 and 2013, and $16.4 million for the period of inception to December 31, 2014, consisting primarily of personnel costs for our teams in engineering and research, prototyping expense, and contract and professional services.  Union City plant expenses prior to the start of production are also included in research and development expenses.

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

Subsequent events

The Company evaluates events and transactions occurring subsequent to the date of the consolidated financial statements for matters requiring recognition or disclosure in the consolidated financial statements. The accompanying consolidated financial statements consider events through March 27, 2015, the date on which the consolidated financial statements were available to be issued.

2.   PROPERTY, PLANT AND EQUIPMENT

As of December 31, 2014 and December 31, 2013, our property, plant and equipment, net, consisted of the following:

	December 31, 2014	December 31, 2013
Land	300,000	300,000
Buildings	3,800,000	3,800,000
Leasehold Improvements	19,225	19,225
Construction in progress	23,104	-
Software	27,721	27,721
Equipment	670,183	670,183
Vehicles and prototypes	164,959	164,959
	5,005,192	4,982,088
Less accumulated depreciation	(962,833)	(574,827)
	4,042,359	4,407,261

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

3.   LONG-TERM DEBT

Long-term debt consists of the following:

	December 31, 2014	December 31, 2013
Secured debenture payable to Workhorse Custom Chassis, LLC, due March 2016 plus interest at 10%. The debenture is secured by the real estate and related assets of the plant located in Union City, Indiana with a net book value of $3,981,676 at December 31, 2014	2,475,000	2,250,000

Note payable, Bank due in monthly installments of $635 including interest at 5.04% with the final payment due August 2015. The note is secured by equipment with a net book value of $4,463 at December 31, 2014	4,711	11,928

Note payable, vendor due in monthly installments of $439 including interest at 8.00% with the final payment due January 2015. The note is secured by equipment with a net book value of $5,787 at December 31, 2014	334	5,051

Note payable to the City of Loveland, due in annual installments of $10,241 including interest with the final payment due October 2016. Interest rate amended to 8.00%. The note is unsecured and contains restrictions on the use of proceeds.	50,000	50,000

Note payable, vendor due in monthly installments of $5,000 for the first half of 2013. Note paid on March 2014.	-	123,736

Note payable, vendor due in monthly installments of $2,000 plus interest at 4% for the first half of 2013, escalating to final payment of $18,461 plus interest at 4% in December 2014. Note paid on May 2014.	-	190,400

	2,530,045	2,631,115
Less current portion	35,904	338,225

Long term debt	2,494,141	2,292,890

Aggregate maturities of long-term debt are as follows:

2015	35,904
2016	19,141
2017	2,475,000
2,530,045

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

4.    SUBSCRIPTION AGREEMENTS

AMP Holding Inc. (the “Company”), entered into Subscription Agreements with five accredited investors (the “December 2014 Investors”) between November 24, 2014 and December 29, 2014 providing for the sale by the Company to the December 2014 Investors of 14% Unsecured Convertible Promissory Notes in the aggregate amount of $1,242,900 (the "December 2014 Notes"). In addition to the December 2014 Notes, the December 2014 Investors also received common stock purchase warrants (the “December 2014 Warrants”) to acquire 4,439,287 shares of common stock of the Company. The December 2014 Warrants are exercisable for five years at an exercise price of $0.14. The initial closing of $200,000 was on November 24, 2014, the second closing of $700,000 was on December 8, 2014 and the third closing of $343,000 was on December 30, 2014.

The December 2014 Notes mature one year from their respective effective dates (the "Maturity Dates") and interest associated with the December 2014 Notes is 14% per annum, which is payable on the Maturity Dates. The December 2014 Notes are convertible into shares of common stock of the Company automatically upon the Company increasing its authorized shares of common stock to allow for full conversion of the December 2014 Notes. The December 2014 Notes and the December 2014 Warrants carry standard anti-dilution provisions. Further, for a period of six months from issuance, upon the issuance of common stock or common stock equivalents at a price lower than the conversion price or the exercise price, the conversion price in the December 2014 Notes and the exercise price in the December 2014 Warrants will be reduced to such lower price. Dawson James Securities, Inc. acted as placement agent and received compensation of $68,365 and a common stock purchase warrant exercisable at $0.14 per share to acquire 1,198,607 shares of common stock for a period of five years.

The Company claims an exemption from the registration requirements of the Securities Act of 1933 (the “Securities Act”) for the private placement of these securities pursuant to Section 4(2) of the Securities Act and/or Rule 506 of Regulation D promulgated under the Securities Act. The investors are accredited investors as defined in Rule 501 of Regulation D promulgated under the Securities Act. As of the date hereof, the Company is obligated on $1,243,000 in face amount of December 2014 Notes issued to the December 2014 Investors.

5.    SHAREHOLDER AND RELATED PARTY ADVANCES

Investor advances are as follows:

December 31, 2014	December 31,2013	Rate	Date	Expire	Note
-	43,000	3%	11 /30/2009	3 /31/2012	1
-	15,000	10%	10 /5/2012	10 /5/2013	1
-	100,000	10%	10 /16/2012	10 /16/2013	1
-	100,000	10%	10 /16/2012	10 /16/2013	1
-	50,000	10%	10 /19/2012	10 /19/2013	1
-	50,000	10%	11 /2/2012	11 /2/2013	1
-	50,000	10%	11 /8/2012	11 /8/2013	1
-	100,000	10%	12 /6/2012	12 /6/2013	1
-	50,000	10%	12 /19/2012	12 /19/2013	1
-	3,200	10%	10 /10/2013	10 /10/2014	1
-	2,500	10%	11 /5/2013	11 /5/2014	1
-	200,000	10%	11 /12/2013	11 /12/2014	2
-	50,000	10%	12 /2/2013	12 /2/2014	1
-	50,000	10%	12 /30/2013	12 /30/2014	1
-	80,000		12 /11/2013		2
-	990,600		Various 2013/14		3
-	1,934,300

1	Advances were converted into equity during the second quarter of 2014
2	Paid in full during 2014.
3	Various non-interest bearing shareholders' deposits converted into equity third quarter 2014.

6.   LEASE OBLIGATIONS

On October 1, 2011 the Company began leasing operating facilities under an agreement expiring on December 31, 2018.  Future minimum monthly lease payments under the agreement are currently $12,598 and increase 3% in October of each year.  Prepaid expenses and deposits include a security deposit equal to $12,275.  Aggregate maturities of lease obligations are as follows:

2015	156,881
2016	161,588
2017	166,435
2018	127,614
612,518

Total rent expense under these operating type leases for the years ended December 31, 2014 and 2013 was $152 thousand and $147 thousand, respectively, and $752 thousand for the period from inception to December 31, 2014.

7.    STOCK BASED COMPENSATION

Options to directors, officers and employees

The Company maintains, as adopted by the board of directors, the Incentive Stock Plans providing for the issuance of up to 25 million options to employees, officers, directors or consultants of the Company.  Incentive stock options granted under the plans may only be granted with an exercise price of not less than fair market value of the Company’s common stock on the date of grant (110% of fair market value for incentive stock options granted to principal stockholders).  Non-qualified stock options granted under the plans may only be granted with an exercise price of not less than 85% of the fair market value of the Company’s common stock on the date of grant.  Awards under the plans may be either vested or unvested options.  The unvested options vest ratably over two years for options with a five or three year term and after one year for options with a two year term.

In addition to the plans, the Company has granted, on various dates, stock options to directors, officers and employees to purchase common stock of the Company.  The terms, exercise prices and vesting of these awards vary.

The following table summarizes option activity for directors, officers and employees:

		Outstanding Stock Options
	Shares Available for Grant	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Grant Date Fair Value per Share	Weighted Average Remaining Exercise Term in Months
Balance, December 31 2012	6,080,000	6,420,874	$0.50	$0.25	44
Additional stock reserved	-	-	$-	$-	-
Granted	(2,100,000)	2,100,000	$0.29	$0.12	47
Exercised	-	(21,126)	$-	$-	-
Forfeited	-	-	$-	$-	-
Expired	505,000	(505,000)	$0.70	$0.20	-
Balance, December 31, 2013	4,485,000	7,994,748	$0.45	$0.23	36
Additional stock reserved	5,000,000	-	$-	$-	-
Granted	(8,675,926)	8,675,926	$0.05	$0.08	58
Exercised	-	-	$-	$-	-
Forfeited	-	-	$-	$-	-
Expired	-	-	$-	$-	-
Balance, December 31, 2014	809,074	16,670,674	$0.23	$0.15	41

The Company recorded $171,666, $421,281 and $ 2,363,295 compensation expense for stock options to directors, officers and employees for the years ended December 31, 2014, 2013 and the period from inception (February 20, 2007) to December 31, 2014, respectively.  As of December 31, 2014, unrecognized compensation expense of $575,369 is related to non-vested options granted to directors, officers and employees which is anticipated to be recognized over the next 40 months, commensurate with the vesting schedules.

Options to consultants

The Company has also granted, on various dates, stock options to purchase common stock of the Company to consultants for services previously provided to the Company.  The terms, exercise prices and vesting of these awards vary.

The following table summarizes option activity for consultants:

		Outstanding Stock Options
	Shares Available for Grant	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Grant Date Fair Value per Share	Weighted Average Remaining Exercise Term in Months
Balance, December 31 2012	561,000	1,825,000	$0.57	$0.23	21
Additional stock reserved	-	-	$-	$-	-
Granted	(400,000)	400,000	$0.21	$0.10	56
Exercised	-	-	$-	$-	-
Forfeited	-	-	$-	$-	-
Expired	810,000	(810,000)	$0.67	$0.23	-
Balance, December 31, 2013	971,000	1,415,000	$0.41	$0.20	34
Additional stock reserved	2,000,000	-	$-	$-	-
Granted	(2,967,727)	2,967,727	$0.01	$0.10	54
Exercised	-	-	$-	$-	-
Forfeited	200,000	(200,000)	$-	$-	-
Expired	190,000	(190,000)	$0.50	$0.17	-
Balance, December 31, 2014	393,273	3,992,727	$0.13	$0.13	50

The Company recorded $154,199, $68,747 and $526,984 compensation expense for stock options to consultants for the years ended December 31, 2014, 2013 and for the period from inception (February 20, 2007) to December 31, 2014, respectively.  As of December 31, 2014, unrecognized compensation expense of $233,869 is related to non-vested options granted to consultants which is anticipated to be recognized over the next 40 months, commensurate with the vesting schedules.

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

The following table summarizes warrant activity for the placement agent and consultants:

		Outstanding Warrants
	Shares Available for Grant	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Grant Date Fair Value per Share	Weighted Average Remaining Exercise Term in Months
Balance, December 31 2012	4,339,590	3,130,894	$0.46	$0.21	36
Additional stock reserved	-	-	$-	$-	-
Granted	-	-	$-	$-	-
Exercised	-	-	$-	$-	-
Forfeited	-	-	$-	$-	-
Expired	-	-	$-	$-	-
Balance, December 31, 2013	4,339,590	3,130,894	$0.46	$0.21	24
Additional stock reserved	-	-	$-	$-	-
Granted	(1,598,607)	1,598,607	$0.17	$0.06	34
Exercised	-	-	$-	$-	-
Forfeited	-	-	$-	$-	-
Expired	-	(628,013)	$0.39	$0.18	-
Balance, December 31, 2014	2,740,983	4,101,488	$0.36	$0.15	14

The Company recorded $88,733, $0 and $697,651 compensation expense for stock warrants to the placement agent and consultants for the years ended December 31, 2014, 2013 and for the period from inception (February 20, 2007) to December 31, 2014, respectively.  There is no unrecognized compensation expense for the placement agent warrants because they are fully vested at date of grant.

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

The following table summarizes warrant activity for directors and officers:

		Outstanding Warrants
	Shares Available for Grant	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Grant Date Fair Value per Share	Weighted Average Remaining Exercise Term in Months
Balance, December 31 2012	3,389,250	3,489,250	$1.75	$0.09	29
Additional stock reserved	-	-	$-	$-	-
Granted	-	-	-	-	-
Exercised	-	-	-	-	-
Forfeited	-	-	-	-	-
Expired	100,000	(100,000)	0.50	0.10	-
Balance, December 31, 2013	3,489,250	3,389,250	$1.78	$0.09	22
Additional stock reserved	-	-	$-	$-	-
Granted	-	-	0.17	-	-
Exercised	-	-	-	-	-
Forfeited	-	-	-	-	-
Expired	-	-	-	-	-
Balance, December 31, 2014	3,489,250	3,389,250	$1.78	$0.09	9

The Company recorded $0, $0 and $331,428 compensation expense for stock warrants to directors and officers for the years ended December 31, 2014, 2013 and for the period from inception (February 20, 2007) to December 31, 2014, respectively. There is no unrecognized compensation expense for these warrants because they are fully vested at date of grant.

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

9.    SUBSEQUENT EVENTS

We have received orders from a national fleet for 18 full electric vehicles to be delivered during 2015. We also have orders for 2 E-Gen vehicles for the same company, we delivered the first truck on March 24, 2015 and the second one will be delivered on March 30, 2015.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Our principal executive and principal financial officers have evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a – 15(e) and 15d – 15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this annual report.  They have concluded that, based on such evaluation, our disclosure controls and procedures were effective as of December 31, 2014.

(b) Management’s Annual Report on Internal Control Over Financial Reporting

Overview

Internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) refers to the process designed by, or under the supervision of, our principal executive officer and principal financial officer, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America.  Management is responsible for establishing and maintaining adequate internal control over financial reporting for AMP.

Internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives because of its inherent limitations.  Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures.  Internal control over financial reporting also can be circumvented by collusion or improper management override.  Because of such limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting.  However, these inherent limitations are known features of the financial reporting process.  Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

Management has used the framework set forth in the report entitled “Internal Control -- Integrated Framework (2009)” published by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission to evaluate the effectiveness ofAMP’s internal control over financial reporting.  A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

Management’s Assessment

As of December 31, 2014, our management has assessed the effectiveness of our internal control over financial reporting and has determined that our internal control over financial reporting was effective.  We are a smaller reporting company and are therefore exempt from having to obtain an auditors’ report on management’s assertion of the effectiveness of our internal control over financial reporting. Based on the measures taken and implemented, management has found them to be effective and has concluded that the material weakness previously reported as been remediated as of December 31, 2014.

(c) Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the fourth fiscal quarter of the year ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Cash

The cash balance at the end of March 2015 is $503 thousand.

Accounts Payable

The company has numerous delinquent current obligations to suppliers, and business contracts. As of December 31, 2014 the accounts payable balance is $1.1 million. Obligations are being prioritized for payment as the timing of receipt of funds allows. Proactive communications to suppliers for delinquent current obligations have been ongoing. Additionally, several suppliers have been offered common stock of the Company in exchange of foregoing the balance due to them.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The officers and director of the Company are as follows:

Name	Age	Position
James E. Taylor	57	Director
Stephen S. Burns	54	Director, Chief Executive Officer, Secretary and Treasurer
Martin J. Rucidlo	56	President
Julio C. Rodriguez	56	Chief Financial Officer
Raymond J. Chess	57	Director
Marshall S. Cogan	77	Chairman of the Board of Directors and Chief Investment Officer

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

Background of Executive Officers and Directors

James E. Taylor, Director

Mr. Taylor has three decades of automotive experience in three countries. Most recently, he served as CEO of Hummer during the divesture. Prior to that, he was President of Cadillac, responsible for the product planning, marketing, promotional and sales activities that significantly contributed to Cadillac’s global renaissance. Prior to that, Mr. Taylor was a vehicle line executive for Cadillac, directing the planning, engineering and manufacturing of the award-winning ground up Cadillac CTS, SRX and the STS models, which contributed significantly to the resurgence of Cadillac. Mr. Taylor holds a Bachelor of Science degree in Mechanical Engineering & Management from McMaster University, Ontario, Canada.

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

Raymond J. Chess, Director

Prior to joining the Company, Mr. Chess served as a Global Vehicle Line Executive for General Motors Co. (“GM”), where he was responsible for global, cross functional general management of the GM crossover market segment from May 2009 through December 2012. Prior to this, from August 2001 until April 2009, Mr. Chess was responsible for GM’s commercial truck segment. Previous GM assignments included leadership roles in the full size truck segment, metal fabrication and body assembly. Mr. Chess's background includes broad, hands-on manufacturing leadership roles with manufacturing, engineering and manufacturing floor operations. Mr. Chess holds a Bachelor’s of Science degree in Mechanical Engineering from Kettering University and an MBA from Indiana University.

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

Julio C. Rodriguez, Chief Financial Officer

Mr. Rodriguez is a finance executive with over 30 years of experience in financial and operational leadership roles within various industries including the automotive industry. Most recently, he served in various executive roles for Genuine Parts Company ("GPC") including Director Process Improvement for GPC corporate, and Vice President Finance & Corporate Secretary for Johnson Industries, a subsidiary of GPC. Prior to GPC Mr. Rodriguez served as Director of International Finance for Federal Mogul an OEM manufacturer of automotive systems. Mr. Rodriguez holds a Bachelor of Science degree in Business Administration and a Bachelor of Science degree in Accounting from Catholic University Caracas, Venezuela.

Marshall S. Cogan, Chief Investment Officer and Chairman of the Board of Directors

Marshall Cogan was the Chairman and Chief Executive Officer of Foamex International until April 1997, Vice Chairman until 1999 and Chairman and executive officer (but not chief executive officer) until February 2004 when he resigned in all capacities. Mr. Cogan was the Chairman and Chief Executive Officer and founder of United Auto Group, a United States public company that operates automobile dealerships in the United States from 1990 through 1999 and a director of the company until April 2001. From 1974 until 1999, Mr. Cogan was also the Chairman and Chief Executive Officer of Trace International Holdings, Inc. (the successor of GFI Holdings, Knoll International Holdings and ‘21’ International Holdings). Mr. Cogan served on the Board of Directors of Ener1, Inc. from February 2006 through December 2010. From 1977 to 1990 Mr. Cogan was Chairman and Chief Executive Officer of Knoll International and served with that corporation as Chairman Emeritus until 1992. From 1974 to 1988, Mr. Cogan was Chairman and Chief Executive Officer of General Felt Industries, Inc. From 1964 to 1973 he served in various positions with CBWL-Hayden Stone, Inc. a predecessor to Shearson Lehman/American Express and as Vice Chairman from 1971 to 1973. From 1983 to 2004, Mr. Cogan served as a Trustee of New York University Hospital, and he presently serves Boston Latin School and the Israel Museum in that capacity.  He is a member of various committees with Harvard University, is a director of the American Friends of the Israel Museum, is a member of various committees with Harvard University, is a director of the American Friends of Israel Museum and was an advisor to Senator Edward M. Kennedy until his death. At various times in his career Mr. Cogan owned and controlled the ‘21’ Club, Color Tile Inc. and Sheller-Globe Corporation. Mr. Cogan was a trustee of the Museum of Modern Art from 1982 to 2004 and Chairman of the museum’s architecture and design department for ten years. Mr. Cogan received an MBA from the Harvard University School of Business Administration as well as an undergraduate degree from Harvard College.

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

Compensation of Directors

We have entered into the following arrangements:

On October 11, 2010, Mr. Taylor entered into a letter agreement with the Company pursuant to which he was appointed as a director of the Company in consideration of an annual fee of $40,000. Additionally, the Company granted Mr. Taylor options to purchase 325,000 shares of the Company’s common stock at $0.68 per share. The options will expire five years from the vesting period with 75,000 options vesting upon the signing of the agreement and 50,000 every six months thereafter for a total of 325,000 shares. On February 13, 2015, the Company entered into an agreement with Mr. Taylor whereby Mr. Taylor agreed to waive his right to $187,850 in accrued fees in consideration for $50,000 in cash upon the Company raising capital and an option, issued under the 2014 Stock Compensation Plan, to acquire 774,356 shares of common stock at an exercise price of $0.01 per share.

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

On February 13, 2015, Marshall S. Cogan was engaged by AMP to serve as the Chief Investment Officer and Chairman of the Board of Directors of the Company. On February 13, 2015, the Company and Mr. Cogan entered into an Executive Employment Agreement pursuant to which he was appointed as the Chief Investment Officer in consideration of an annual salary of $135,000. Additionally, Mr. Cogan will be eligible for annual bonuses, which shall be half of the Chief Executive Officer’s bonus. As additional compensation, the Company granted Mr. Cogan options to acquire 7,500,000 shares of common stock at an exercise price of $0.15 per share for a period of three years, which vest over a three year period in equal tranches of 2,500,000 shares on the one year, two year and three year anniversary of Mr. Cogan’s employment.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors and executive officers and persons who own more than 10% of the issued and outstanding shares of our common stock to file reports of initial ownership of common stock and other equity securities and subsequent changes in that ownership with the SEC. Officers, directors and greater than ten percent stockholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. To our knowledge, based solely on a review of the copies of such reports furnished to us and written representations that no other reports were required, during the fiscal year ended December 31, 2014 all Section 16(a) filing requirements applicable to our officers, directors and greater than 10% beneficial owners were complied with.

ITEM 11. EXECUTIVE COMPENSATION

The following summary compensation table sets out details of compensation paid to (a) our principal executive officer; (b) each of our two most highly compensated executive officers who served as executive officers during the fiscal year ended December 31, 2014; and (c) up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the fiscal year ended December 31, 2014, except that no disclosure is provided for any named executive officer, other than our principal executive officer, whose total compensation did not exceed $100,000 for the fiscal year ended December 31, 2014:

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-equity Incentive Plan Compensation ($)	Change in Pension Value and Non- Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
James E. Taylor	2014				7,020			80,000	87,020
Chairman of the Board (1)	2013	-	-	-	-	-	-	80,000	80,000

Stephen S. Burns	2014	200,000			256,034				456,034
CEO and Director	2013	200,000	-	-	11,160	-	-	-	211,160

Martin J. Rucidlo	2014	125,000			112,074				237,074
President	2013	125,000	-	-	30,600	-	-	-	155,600

Julio C. Rodriguez	2014	150,000			66,804				216,804
Chief Financial Officer	2013	150,000	-	-	45,000	-	-	-	195,000

(1)  Resigned as CEO effective August 10, 2012

Employment Agreements

James E. Taylor Employment Agreement

On December 8, 2010, we entered into an employment agreement with James E. Taylor pursuant to which he was appointed as the Chief Executive Officer and Vice-Chairman of the Company in consideration of an annual salary of $300,000.  Additionally, Mr. Taylor was eligible for annual bonuses with a target amount of 100% of his salary.   As additional compensation, we granted Mr. Taylor options to acquire 1,200,000 shares of common stock at an exercise price of $0.72 per share for a period of ten years. We also provided Mr. Taylor with a common stock purchase warrant to acquire 600,000 shares of common stock exercisable at any time in the five years following the signing of the agreement at an exercise price of $2.00 per share.  Effective August 10, 2012, Mr. Taylor resigned as the CEO and continues to serve as a director.   As of December 31, 2014, payroll in the amount of $87,500 was due and payable and included in accounts payable, based on terms of Mr. Taylor’s employment agreement. On February 13, 2015, the Company entered into an agreement with Mr. Taylor whereby Mr. Taylor agreed to waive his right to $187,850 in accrued fees in consideration for $50,000 in cash upon the Company raising capital and an option, issued under the 2104 Stock Compensation Plan, to acquire 774,356 shares of common stock at an exercise price of $0.01 per share.

Stephen S. Burns Employment Agreement

On December 8, 2010, Stephen S. Burns entered into an employment agreement with the Company pursuant to which he was appointed as the President of the Company in consideration of an annual salary of $200,000, however, only 50% of the salary ($100,000) will be payable at this time. The remaining 50% of the salary will accrue and be deferred until the board of directors elects to increase the salary to include all or a portion of the deferred salary based on certain events. Additionally, Mr. Burns will be eligible for annual bonuses with a target amount of 100% of his salary. The actual amount of any bonus may be more or less than such target and will be determined by the Board in its absolute discretion. Half of the bonus may be paid, in the Company’s discretion, in unregistered shares of common stock at a price per share equal to the weighted average closing price per share of the common stock over the twenty most recent trading days prior to such grant. In addition to the salary and any bonus, Mr. Burns will be entitled to receive health and fringe benefits that are generally available to the Company’s management employees in accordance with the then existing terms and conditions of the Company’s policies. As additional compensation, the Company granted Mr. Burns options to acquire 300,000 shares of common stock at an exercise price of $0.72 per share for a period of ten years. The Company also provided Mr. Burns with a common stock purchase warrant to acquire 300,000 shares of Common Stock exercisable at any time in the five years following the signing of the agreement at an exercise price of $2.00 per share. Effective August 24, 2012, Mr. Burns resigned as President and continues to serve as a director as well as Chief Executive Officer, Secretary and Treasurer of the Company. As of December 31, 2014, payroll in the amount of $108,335 was due and payable and included in accounts payable, based on terms of Mr. Burns’s employment agreement.

Martin J. Rucidlo Employment Agreement

On August 24, 2012, Martin J. Rucidlo was engaged by the Company to serve as the President of the Company. Mr. Rucidlo replaced Stephen S. Burns who resigned as President and continues to serve as a director as well as Chief Executive Officer, Secretary and Treasurer of the Company. On August 24, 2012, Mr. Rucidlo entered into a letter agreement with the Company pursuant to which he was appointed as the President of the Company in consideration of an annual salary of $125,000. As additional compensation, the Company granted Mr. Rucidlo options to purchase 300,000 shares of the Company’s common stock at an exercise price of $0.21 per share. The options will expire three years from the vesting period with 90,000 options vesting upon the signing of the Agreement and 105,000 options vesting each of the following two years on the anniversary date of the Agreement for a total of 300,000 shares. As of December 31, 2014, payroll in the amount of $52,085 was due and payable and included in accounts payable, based on terms of Mr. Rucidlo’s employment agreement.

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

Marshall S. Cogan Executive Employment Agreement

On February 13, 2015, Marshall S. Cogan was engaged by AMP to serve as the Chief Investment Officer and Chairman of the Board of Directors of the Company. On February 13, 2015, the Company and Mr. Cogan entered into an Executive Employment Agreement pursuant to which he was appointed as the Chief Investment Officer in consideration of an annual salary of $135,000. Additionally, Mr. Cogan will be eligible for annual bonuses, which shall be half of the Chief Executive Officer’s bonus. As additional compensation, the Company granted Mr. Cogan options to acquire 7,500,000 shares of common stock at an exercise price of $0.15 per share for a period of three years, which vest over a three year period in equal tranches of 2,500,000 shares on the one year, two year and three year anniversary of Mr. Cogan’s employment.

The following table sets forth information with respect to the outstanding equity awards of our principal executive officers and principal financial officer during 2014, and each person who served as an executive officer of the Company as of December 31, 2014:

	Outstanding Equity Awards at Fiscal Year-End
	Option awards						Stock awards
Name and principal position	Number of securities underlying unexercised options (#) Exercisable	Number of securities underlying unexercised options (#) Unexercisable	Equity incentive plan awards: Number of securities underlying unexercised options (#)	Options exercise price ($)	Option expiration Date		Number of shares or units of stock that have not vested (#)	Market value of shares or units of stock that have not vested ($)	Equity incentive plan awards: Number of unearned shares other rights that have not vested (#)	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested ($)
James E, Taylor	292,825	32,175	0	$0.68	10 /11/2015		0	$0	0	$0
Chairman of the	1,200,000	0	0	$0.72	12 /8/2020		0	$0	0	$0
Board (1)	600,000	0	0	$2.00	12	/8/2015	0	$0	0	$0
	500,000	0	0	$0.60	5 /25/2016		0	$0	0	$0
	500,000	0	0	$2.00	5 /25/2016		0	$0	0	$0
	196,615	103,385	0	$0.15	8 /10/2017		0	$0	0	$0
	110,000	190,000	0	$0.29	3 /14/2018		0	$0	0	$0
	25,000	75,000	0	$0.14	12 /18/2019		0	$0	0	$0

Stephen S. Burns	600,000	0	0	$0.40	5 /12/2015		0	$0	0	$0
CEO and Director	300,000	0	0	$0.72	12 /8/2020		0	$0	0	$0
	300,000	0	0	$2.00	12 /8/2015		0	$0	0	$0
	500,000	0	0	$0.60	5 /25/2016		0	$0	0	$0
	500,000	0	0	$2.00	5 /25/2016		0	$0	0	$0
	100,000	0	0	$0.25	5 /2/2015		0	$0	0	$0
	389,250	0	0	$0.25	6 /30/2015		0	$0	0	$0
	239,500	60,500	0	$0.11	12 /4/2015		0	$0	0	$0
	146,667	253,333	0	$0.29	3 /14/2018		0	$0	0	$0
	2,476,897	337,500	0	$0.01	6 /30/2019		0	$0	0	$0
	125,000	375,000	0	$0.14	12 /18/2019		0	$0	0	$0

Martin J. Rucidlo	200,000	0	0	$0.40	5 /12/2015		0	$0	0	$0
President	50,000	0	0	$0.70	6 /30/2013		0	$0	0	$0
	261,500	38,500	0	$0.21	12 /8/2015		0	$0	0	$0
	199,583	50,417	0	$0.11	12 /4/2015		0	$0	0	$0
	73,333	126,667	0	$0.11	12 /4/2015		0	$0	0	$0
	1,029,447	202,500	0	$0.01	6 /30/2019		0	$0	0	$0
	62,500	187,500	0	$0.14	12 /18/2019		0	$0	0	$0

Julio C. Rodriguez	156,667	143,333	0	$0.40	8 /6/2018		0	$0	0	$0
CFO	599,331	135,000	0	$0.01	6 /30/2019		0	$0	0	$0
	37,500	112,500	0	$0.14	12 /18/2019		0	$0	0	$0

Director Compensation

Name	Fees Earned or Paid in Cash $	Stock Awards $	Option Awards $	Non-equity Incentive Plan Compensation $	Change in Pension Value and Non- Qualified Deferred Compensation Earnings $	All Other Compensation $	Total ($)
James E. Taylor	80,000	0	7,020	0	0	0	87,020
Raymond Chess	40,000		70,701	0	0	0	110,701

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information, as of March 27, 2015 with respect to the beneficial ownership of the outstanding common stock by (i) any holder of more than five (5%) percent; (ii) each of the Company’s executive officers and directors; and (iii) the Company’s directors and executive officers as a group. Except as otherwise indicated, each of the stockholders listed below has sole voting and investment power over the shares beneficially owned.

Name of Beneficial Owner (1)	Common Stock Beneficially Owned	Percentage of Common Stock (2)
Joseph T. Lukens	53,401,301	32.2%	(3)
Stephen D. Baksa	26,616,227	16.9%	(4)
Stephen S. Burns	10,324,455	6.8%	(5)
Marshall S. Cogan *	0	0.0%**
James Taylor *	2,238,609	1.5%	(6)
Raymond Chess *	345,283	0.2%	(7)
Martin Rucidlo *	513,563	0.3%	(7)
Julio C. Rodriguez *	156,814	0.1%	(7)

Executive officers and directors as a group	13,578,724	8.9%

* Executive officer and/or director of the Company.

** Less than 1%

(1)	Except as otherwise indicated, the address of each beneficial owner is c/o Advanced Mechanical Products, Inc., 100 Commerce Drive, Loveland, Ohio 45140
(2)	Applicable percentage ownership is based on 149,944,982 shares of common stock outstanding as of December 31, 2014. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock that are currently exercisable or exercisable within 60 days of December 31, 2014 are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.
(3)	Includes 37,731,301 shares of common stock and common stock purchase warrants to acquire 15,670,000 shares of common stock.
(4)	Includes 19,376,941 shares of common stock and common stock purchase warrants to acquire 7,239,286 shares of common stock.
(5)	Includes 7,673,367 shares of common stock, common stock purchase warrants to acquire 1,932,750 shares of common stock and common stock purchase options to acquire 718,338 shares of common stock.
(6)	Includes common stock purchase warrants to acquire 1,100,000 shares of common stock and common stock purchase options to acquire 1,138,609 shares of common stock.
(7)	Includes common stock purchase options to acquire shares of common stock.

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

Director Independence

The Board of Directors has determined that the Company does not have any independent directors as of December 31, 2014 based on the definition of independence in the listing standards of the Nasdaq Corporate Governance Rules. The Board of Directors is currently evaluating committee charters with the goal of establishing a Compensation Committee, a Governance and Nominating Committee and an Audit Committee.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The total fees charged to the Company by Clark Schaefer Hackett & Company, the Company's independent registered public accounting firm, are as follows ($ thousands):

	Audit	Taxes	Other	Total
2014	68.5	4.7	0.3	73.5
2013	78.8	4.3	0.8	83.9
2012	59.8	6.0	0.8	66.6
2011	54.0	8.0	3.0	65.0

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

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The Company’s financial statements filed as part of this report are listed in the Table of Contents and provided in response to Item 8.

Exhibits required by Item 601 of Regulation S-K:

Exhibit
No.	Description

3.1	Certificate of Designation for Series A Preferred Stock (1)
3.2	Certificate of Change (2)
3.3	Certificate of Correction (2)
3.4	Articles of Merger (3)
3.5	Certificate of Correction (Articles of Merger) (3)
3.6	Certificate of Amendment to the Certificate of Incorporation (4)
3.7	Certificate of Incorporation (5)
4.1	Stock Option to acquire 500,000 shares of common stock issued to James Taylor dated May 25, 2011 (6)
4.5	Common Stock Purchase Warrant to acquire 500,000 shares of common stock issued to James Taylor dated May 25, 2011 (6)
4.6	Stock Option to acquire 500,000 shares of common stock issued to Stephen Burns dated May 25, 2011 (6)
4.7	Common Stock Purchase Warrant to acquire 500,000 shares of common stock issued to Stephen Burns dated May 25, 2011 (6)
4.8	Conversion Letter Agreement by and between Stephen Burns and AMP Holding Inc. (7)
4.9	Promissory Note in the principal amount of $232,400 dated November 20, 2012 payable to EASi and Aerotek (8)
4.10	Form of Subscription Agreement by and between AMP Holding Inc. and the January 2013 Accredited Investor (9)
4.12	Form of Warrant by and between AMP Holding Inc. and the January 2013 Accredited Investor (9)
4.13	Promissory Note dated January 29, 2013 (9)
4.14	Common Stock Purchase Warrant issued to Stephen Baksa (10)
4.15	Secured Debenture by and between Workhorse Custom Chassis, LLC and AMP Trucks Inc. dated March 13, 2013 (11)
4.16	Security Agreement by and between Workhorse Custom Chassis, LLC and AMP Trucks Inc. dated March 13, 2013 (11)
4.17	Mortgage, Security Agreement, Assignment of Rents and Fixture Filing by and between Workhorse Custom Chassis, LLC and AMP Trucks Inc. dated March 13, 2013 (11)
4.18	Form of Subscription Agreement entered by and between AMP Holding Inc. and the March 2013 Accredited Investors (11)
4.19	Form of Common Stock issued to the March 2013 Accredited Investors (11)
4.20	2014 Incentive Stock Plan (12)
4.23	Subscription Agreement by and between AMP Holding, Inc. and Joseph T. Lukens (13)
4.24	Form of Common Stock Purchase issued to Joseph T. Lukens (13)
4.26	Form of Subscription Agreement entered between AMP Holding Inc. and the December 2014 Investors (20)
4.27	Form of 14% Unsecured Convertible Promissory Note issued to the December 2014 Investors (20)
4.28	Form of Common Stock Purchase Warrant issued to the December 2014 Investors (20)
4.29	Stock Option Agreement issued to James Taylor dated February 13, 2015 (21)
10.1	Share Exchange Agreement dated as of December 28, 2009 by and among Advanced Mechanical Products, Inc., the shareholders of Advanced Mechanical Products, Inc. and Title Starts Online, Inc. (1)

10.2	Director Agreement by and between AMP Holding Inc., and James E. Taylor dated October 11, 2010 (14)
10.3	Employment Agreement by and between AMP Holding Inc. and Stephen S. Burns dated December 8, 2010 (15)
10.4	Letter Agreement by and between AMP Holding Inc. and Martin J. Rucidlo dated August 24, 2012 (16)
10.17	Release and Settlement Agreement by and between ESG Automotive, Inc., AMP Holding Inc. and AMP Electric Vehicles Inc. (8)
10.18	Conversion Agreement by and between AMP Holding Inc. and an accredited investor dated February 21, 2013 (9)
10.19	Asset Purchase Agreement by and between Workhorse Custom Chassis, LLC, as Seller, and AMP Trucks Inc., as Buyer dated as of March 4, 2013 (11)
10.20	Amendment No. 1 to the Asset Purchase Agreement by and between Workhorse Custom Chassis, LLC, as Seller, and AMP Trucks Inc., as Buyer dated as of March 13, 2013 (11)
10.21	Employment Agreement between AMP Holding Inc. and Julio C. Rodriguez dated August 15, 2013 (17)
10.23	Director Agreement by and between AMP Holding Inc. and Raymond Chess dated October 24, 2013 (18)
10.24	Executive Employment Agreement entered between AMP Holding Inc. and Mashall S. Cogan dated February 13, 2015 (21)
10.25	Director Agreement entered between AMP Holding Inc. and Marshall S. Cogan dated February 13, 2015 (21)
10.26	Stock Option Agreement entered between AMP Holding Inc. and Marshall S. Cogan dated February 13, 2015 (21)
21.1	List of Subsidiaries (19)
23.1	Consent of Clark, Schaefer, Hackett & Co.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on January 4, 2010.
(2)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on May 25, 2010.
(3)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on May 25, 2010.
(4)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on September 10, 2010.
(5)	Incorporated by referenced to the Form SB-2 Registration Statement filed with the Securities and Exchange Commission on February 4, 2008.
(6)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on June 1, 2011.
(7)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on July 11, 2012.
(8)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on January 11, 2013.
(9)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on February 5, 2013.
(10)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on February 28, 2013.
(11)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on March 13, 2013.
(12)	Incorporated by reference to the Form S-8 Current Report filed with the Securities and Exchange Commission on January 17, 2014.
(13)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on March 19, 2014.
(14)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on October 19, 2010.
(15)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on December 13, 2010.
(16)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on August 30, 2012.
(17)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on August 16, 2013.
(18)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on October 30, 2013.
(19)	Incorporated by reference to the Form 10-K Annual Report filed with the Securities and Exchange Commission on April 15, 2014.
(20)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on December 11, 2014.
(21)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on February 19, 2015.

EX-101.INS	XBRL INSTANCE DOCUMENT
EX-101.SCH	XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT
EX-101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE
EX-101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE
EX-101.LAB	XBRL TAXONOMY EXTENSION LABELS LINKBASE
EX-101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

AMP HOLDING INC.

Dated: March 27, 2015	By:	/s/Stephen S. Burns
Name: Stephen S. Burns
Title: Chief Executive Officer (Principal Executive Officer)

Dated: March 27, 2015	By:	/s/Julio C. Rodriguez
Name: Julio C. Rodriguez
Title: Chief Financial Officer (Principal Financial and Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on March 27, 2015, on behalf of the registrant and in the capacities indicated.

Signature	Title

/s/Stephen S. Burns	Chief Executive Officer and Director
Stephen S. Burns	(Principal Executive Officer)

/s/Julio C. Rodriguez	Interim Chief Financial Officer
Julio C. Rodriguez	(Principal Financial Officer)

/s/James E. Taylor	Director
James E. Taylor

/s/Marshall S. Cogan	Chairman of the Board of Directors and
Marshall S. Cogan	Chief Investment Officer

