Form 10-Q
period 2015-03-31
Workhorse Group Inc.
filed 2015-05-15
CIK 1425287

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

+Commission file number: 000-53704

WORKHORSE GROUP INC.

(Exact name of registrant as specified in its charter)

Nevada	26-1394771
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

100 Commerce Drive, Loveland, Ohio  45140

(Address of principal executive offices) (Zip Code)

513-360-4704

Registrant’s telephone number, including area code)

AMP HOLDING INC.

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes o No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $0.001 par value per share	167,583,554
(Class)	(Outstanding at May 15, 2015)

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

All references in this Form 10-Q that refer to the “Company”, “Workhorse Group”, “AMP Holding", "AMP", “we,” “us” or “our” are to Workhorse Group Inc. and unless otherwise differentiated, its wholly-owned subsidiaries, AMP Electric Vehicles, Inc . and AMP Trucks Inc.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Workhorse Group, Inc.
Consolidated Balance Sheets
March 31, 2015 and December, 31 2014
	(Unaudited)
`
Assets	March 31, 2015	December 31, 2014

Current assets:
Cash and cash equivalents	$287,066	$442,257
Inventory	330,994	392,750
Prepaid expenses and deposits	81,530	74,623
	699,590	909,630

Property, plant and equipment, net	3,974,777	4,042,359
	$4,674,367	$4,951,989

Liabilities and Stockholders' Equity (Deficit)

Current liabilities:
Accounts payable	$1,473,471	$1,603,555
Accounts payable, related parties	396,416	384,776
Notes payable	200,000	1,243,000
Shareholder advances	47,849	-
Current portion of long-term debt	2,765,280	35,904
	$4,883,016	$3,267,235

Long-term debt	10,000	2,494,141

Stockholders' equity (deficit):
Series A preferred stock, par value of $.001 per share 75,000,000 shares shares authorized, 0 shares issued and outstanding at December 31, 2013
and December 31, 2012	-	-
Common stock, par value of $.001 per share 500,000,000 shares authorized,
165,293,510 shares issued and outstanding at March 31, 2015 and
149,944,982 shares issued and outstanding at December 31, 2014	165,286	149,937
Additional paid-in capital	29,664,213	27,128,582
Stock based compensation	6,101,703	6,002,586
Accumulated deficit	(36,149,851)	(34,090,492)
	(218,649)	(809,387)

	$4,674,367	$4,951,989

See accompanying notes to financial statements.

	Workhorse Group, Inc.
Consolidated Statements of Operations
For the Quarters Ended March 31, 2015 and 2014
	(Unaudited)

	Three Months Ended March 31,
	2015	2014

Sales	$-	$-

Operating Expenses
Selling, general and administrative	1,068,247	545,530
Research and development	847,133	569,355
Total operating expenses	1,915,381	1,114,885

Interest expense, net	143,978	92,218

Net loss	$(2,059,359)	$(1,207,103)

Basic and diluted loss per share	$(0.01)	$(0.01)

Weighted average number of common
shares outstanding	152,798,213	81,233,095

See accompanying notes to financial statements.

	Workhorse Group, Inc.
Consolidated Statements of Cash Flows
For the Three Months Ended March 31, 2015 and 2014
	(Unaudited)

	Three Months Ended March 31,
	2015	2014

Cash flows from operating activities:
Net loss	$(2,059,359)	$(1,207,103)
Adjustments to reconcile net loss from operations
to cash used by operations:
Depreciation	93,830	101,494
Stock based compensation	99,117	194,967
Interest expense on convertible debentures	26,110	13,269
Legal, consulting and investment services	154,623	420,534
Interest expense paid in kind	247,500	225,000
Inventory reserve	61,756	-
Effects of changes in operating assets and liabilities:
Prepaid expenses and deposits	(6,907)	(4,269)
Accounts payable	(121,945)	(299,497)
Accounts payable, related parties	11,640	(716)

Net cash used by operations	(1,493,635)	(556,321)

Cash flows from investing activities:

Capital expenditures	(26,248)	-

Net cash used by investing activities	(26,248)	-

Cash flows from financing activities:

Proceeds from notes payable	200,000	-
Payments on long-term debt	(2,265)	(150,748)
Conversion of note payable	392,000	-
Shareholder advances, net of repayments	47,849	2,206,820
Issuance of common and preferred stock	727,108	1,200,000

Net cash provided by financing activities	1,364,692	3,256,072

Change in cash and cash equivalents	(155,191)	2,699,751

Cash at the beginning of the period	442,257	7,019
Cash at the end of the period	287,066	2,706,770

Supplemental disclosure of non-cash activities:

Issuance of common and preferred stock for the year ended December 2014 includes the conversion of shareholders' advances and interests of $1.6 million

Workhorse Group Inc.

Notes to Consolidated Financial Statements

(Unaudited)

1.	SUMMARY OF SIGNIFICANT ACCOUNTING PRINICPLES

The following accounting principles and practices are set forth to facilitate the understanding of data presented in the financial statements:

Nature of operations and principles of consolidation

Workhorse Group Inc. (Workhorse, AMP, we, us or our) designs, develops, manufactures, and sells high-performance, medium-duty trucks with advanced powertrain components under the Workhorse chassis brand.

Workhorse Group Inc., formerly known as Title Starts Online, Inc. (the Company), incorporated in the State of Nevada in 2007 with $3,100 of capital from the issuance of common shares to the founding shareholder. On August 11, 2008 the Company received a Notice of Effectiveness from the U.S. Securities and Exchange Commission, and on September 18, 2008, the Company closed a public offering in which it accepted subscriptions for an aggregate of 200,000 shares of its common stock, raising $50,000 less offering costs of $46,234. With this limited capital the Company did not commence operations and remained a “shell company” (as defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended).

On December 28, 2009, the Company entered into and closed a Share Exchange Agreement with the Shareholders of Advanced Mechanical Products, Inc. (n/k/a AMP Electric Vehicles, Inc.) (AMP) pursuant to which the Company acquired 100% of the outstanding securities of AMP in exchange for 14,890,904 shares of the Company’s common stock. Considering that, following the merger, the AMP Shareholders control the majority of the outstanding voting common stock of the Company, and effectively succeeded the Company’s otherwise minimal operations to those that are AMP.  AMP is considered the accounting acquirer in this reverse-merger transaction.  A reverse-merger transaction is considered and accounted for as a capital transaction in substance; it is equivalent to the issuance of AMP securities for net monetary assets of the Company, which are de minimis, accompanied by a recapitalization. Accordingly, goodwill or other intangible assets have not been recognized in connection with this reverse merger transaction.  AMP is the surviving entity and the historical financials following the reverse merger transaction will be those of AMP.  The Company was a shell company immediately prior to the acquisition of AMP pursuant to the terms of the Share Exchange Agreement.  As a result of such acquisition, the Company operations are now focused on the design, marketing and sale of vehicles with an all-electric power train and battery systems.  Consequently, we believe that acquisition has caused the Company to cease to be a shell company as it now has operations.  The Company formally changed its name to AMP Holding Inc. on May 24, 2010.

Since the acquisition, the Company has devoted the majority of its resources to the development of an all-electric drive system capable of moving heavy large vehicles ranging from full size SUV’s up to and including Medium Duty Commercial trucks.  Additionally, in February 2013, AMP Holding Inc. formed a new wholly owned subsidiary, AMP Trucks Inc., an Indiana corporation. On March 13, 2013 AMP Trucks Inc. closed on the acquisition of an asset purchase of Workhorse Custom Chassis, LLC.  The assets included in this transaction included:  the Workhorse brand, access to the dealer network of 440 dealers nationwide, intellectual property, and all physical assets which included the approximately 250,000 sq. ft. of facilities on 48 acres of land in Union City, Indiana.  This acquisition allows the Company to position itself as a medium duty OEM capable of producing new chassis with electric, propane, compressed natural gas, and hybrid configurations, as well as gasoline drive systems.  Revenues since the inception of the Company, February 20, 2007, through the date of these financial statements have not been significant and consist of customer vehicle conversions and sales of converted experimental vehicles.

On April 16, 2015 AMP Holding Inc. filed Articles of Merger with the Secretary of State of the State of Nevada to change the name from “AMP Holding Inc.”  to “Workhorse Group Inc.”. The company believes that this change will allow investors, customers and suppliers to better associate the company with the Workhorse brand, which is well known in the market.

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

In view of these matters, continuation as a going concern is dependent upon the continued operations of the Company, which, in turn, is dependent upon the Company's ability to meet its financial requirements, raise additional capital, and successfully carry out its future operations.  The financial statements do not include any adjustments to the amount and classification of assets and liabilities that may be necessary, should the Company not continue as a going concern.

The Company has continued to raise capital.  Management believes the proceeds from these offerings, future offerings, and the Company’s anticipated revenue, provides an opportunity to continue as a going concern.  If additional funding is required, the Company plans to obtain working capital from either debt or equity financing from the sale of common, preferred stock, and/or convertible debentures. Obtaining such working capital is not assured.

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

Common Stock - On January 5, 2015, our Board of Directors and stockholders approved an amendment to the Articles of Incorporation to increase the number of authorized shares of common stock from 250,000,000 to 500,000,000 with a par value of $0.001. The additional shares of common stock authorized by the Amendment, have the same rights and privileges as the shares of common stock previously authorized.

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

As no taxable income has occurred from the date of this merger to March 31, 2015 cumulative deferred tax assets of approximately $9.1 million are fully reserved, and no provision or liability for federal or state income taxes has been included in the financial statements.  Carryover amount are:

Approximate net operating loss ($ millions)	Carryover to be used against taxable income generated through year

3.6	2030
6.7	2031
3.9	2032
4.7	2033
6.1	2034
1.9	2035

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

Research and development costs

The Company expenses research and development costs as they are incurred. Research and Development costs were approximately $847 thousand million and $569 thousand for the three month period ended March 31, 2015 and 2014, and $17.3 million for the period of inception to March 31, 2015, consisting primarily of personnel costs for our teams in engineering and research, prototyping expense, and contract and professional services.  Union City plant expenses prior to the start of production are also included in research and development expenses.

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

Subsequent events

The Company evaluates events and transactions occurring subsequent to the date of the consolidated financial statements for matters requiring recognition or disclosure in the consolidated financial statements. The accompanying consolidated financial statements consider events through May 15, 2015, the date on which the consolidated financial statements were available to be issued.

2.	PROPERTY, PLANT AND EQUIPMENT

As of March 31, 2015 and December 31, 2014, our property, plant and equipment, net, consisted of the following:

	March 31, 2015	December 31, 2014
Land	300,000	300,000
Buildings	3,800,000	3,800,000
Leasehold Improvements	19,225	19,225
Construction in progress	17,310	23,104
Software	27,721	27,721
Equipment	702,225	670,183
Vehicles and prototypes	164,959	164,959
	5,031,440	5,005,192
Less accumulated depreciation	(1,056,663)	(962,833)
	3,974,777	4,042,359

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

3.	LONG-TERM DEBT

Long-term debt consists of the following:

	March 31, 2015	December 31, 2014
Secured debenture payable to Workhorse Custom Chassis, LLC, due March 2016 plus interest at 10%. The debenture is secured by the real estate and related assets of the plant located in Union City, Indiana with a net book value of $3,893,345 at March 31, 2015	2,722,500	2,475,000

Note payable, Bank due in monthly installments of $635 including interest at 5.04% with the final payment due August 2015. The note is secured by equipment with a net book value of $2,792 at March 31, 2015	2,780	4,711

Note payable, vendor due in monthly installments of $439 including interest at 8.00% with the final payment due December 2014. The was paid on December 31, 2014	-	334

Note payable to the City of Loveland, due in annual installments of $10,241 including interest with the final payment due October 2016. Interest rate amended to 8.00%. The note is unsecured and contains restrictions on the use of proceeds.	50,000	50,000

	2,775,280	2,530,045
Less current portion	2,765,280	35,904
Long term debt	10,000	2,494,141

Aggregate maturities of long-term debt are as follows:

2016	10,000

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

 In March 2015 the note and accrued interests were converted to equity.

5.	SHAREHOLDER AND RELATED PARTY ADVANCES

As of March 31, 2015 the Company had deposits for approximately $48 thousand that were not yet issued as common stock.

 On February 18, 2015 the Company signed a promissory note with an accredited investor which is classified as notes payable in the balance sheet. The interest on the unpaid principal balance is a rate of ten percent (10%) per annum, principal and interest on the outstanding balance to be paid by May 19, 2015 (the “Maturity Date”). In the event that the Company raises in excess of Two Million ($2,000,000) dollars in equity financing, then the Maker will use part of its proceeds to pay off this note.

6.	LEASE OBLIGATIONS

On October 1, 2011 the Company began leasing operating facilities under an agreement expiring on September 30, 2018.  Future minimum monthly lease payments under the agreement are currently $12,598 and increase 3% in October of each year.  Prepaid expenses and deposits include a security deposit equal to $12,275.  Aggregate maturities of lease obligations are as follows:

2015	117,953
2016	161,588
2017	166,435
2018	127,614
651,446

Total rent expense under these operating type leases for the three months ended March 31, 2015 and 2014 was $39 thousand and $37 thousand, respectively, and $518 thousand for the period from inception to March 31, 2015.

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

The following table summarizes option activity for directors, officers and employees:

		Outstanding Stock Options
	Shares Available for Grant	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Grant Date Fair Value per Share	Weighted Average Remaining Exercise Term in Months
Balance, December 31, 2013	4,485,000	7,994,748	$0.45	$0.23	36
Additional stock reserved	5,000,000	-	$-	$-	-
Granted	(8,675,926)	8,675,926	$0.05	$0.08	58
Exercised	-	-	$-	$-	-
Forfeited	-	-	$-	$-	-
Expired	-	-	$-	$-	-
Balance, December 31, 2014	809,074	16,670,674	$0.23	$0.15	41
Additional stock reserved	7,500,000	-	$-	$-	-
Granted	(7,500,000)	7,500,000	$0.15	$0.07	34
Exercised	-	(18,750)	$0.01	$0.09	60
Forfeited	-	-	$-	$-	-
Expired	-	-	$-	$-	-
Balance, March 31, 2015	809,074	24,151,924	$0.34	$0.15	41

The Company recorded $36,380 and $34,119 compensation expense for stock options to directors, officers and employees for the three months ended March 31, 2015 and 2014 respectively.  As of March 31, 2015, unrecognized compensation expense of $1,050,448 is related to non-vested options granted to directors, officers and employees which is anticipated to be recognized over the next 37 months, commensurate with the vesting schedules.

Options to consultants

The Company has also granted, on various dates, stock options to purchase common stock of the Company to consultants for services previously provided to the Company.  The terms, exercise prices and vesting of these awards vary.

The following table summarizes option activity for consultants:

		Outstanding Stock Options
	Shares Available for Grant	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Grant Date Fair Value per Share	Weighted Average Remaining Exercise Term in Months
Balance, December 31, 2013	971,000	1,415,000	$0.41	$0.20	34
Additional stock reserved	2,000,000	-	$-	$-	-
Granted	(2,967,727)	2,967,727	$0.01	$0.10	54
Exercised	-	-	$-	$-	-
Forfeited	200,000	(200,000)	$-	$-	-
Expired	190,000	(190,000)	$0.50	$0.17	-
Balance, December 31, 2014	393,273	3,992,727	$0.13	$0.13	50
Additional stock reserved	-	-	$-	$-	-
Granted	-	-	$-	$-	-
Exercised	-	(238,975)	$0.01	$0.10	60
Forfeited	-	-	$-	$-	-
Expired	500,000	(500,000)	$-	$-	-
Balance, March 31, 2015	893,273	3,253,752	$0.60	$0.27	14

The Company recorded $29,793 and $7,642 compensation expense for stock options to consultants for the three months ended March 31, 2015 and 2014 respectively.  As of March 31, 2015, unrecognized compensation expense of $200,514 is related to non-vested options granted to consultants which is anticipated to be recognized over the next 39 months, commensurate with the vesting schedules.

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

The following table summarizes warrant activity for the placement agent and consultants:

		Outstanding Stock Options
	Shares Available for Grant	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Grant Date Fair Value per Share	Weighted Average Remaining Exercise Term in Months
Balance, December 31, 2013	4,339,590	3,130,894	$0.46	$0.21	24
Additional stock reserved	-	-	$-	$-	-
Granted	(1,598,607)	1,598,607	$0.17	$0.06	34
Exercised	-	-	$-	$-	-
Forfeited	-	-	$-	$-	-
Expired	-	(628,013)	$0.39	$0.18	-
Balance, December 31, 2014	2,740,983	4,101,488	$0.36	$0.15	14
Additional stock reserved	-	-	$-	$-	-
Granted	(113,367)	113,367	$0.01	$0.10	30
Exercised	-	-	$-	$-	-
Forfeited	-	-	$-	$-	-
Expired	-	-	$-	$-	-
Balance, March 31, 2015	2,627,616	4,214,855	$1.78	$0.09	9

The Company recorded $32,944 and $0 compensation expense for stock warrants to the placement agent and consultants for the three months ended March 31, 2015 and 2014 respectively.  There is no unrecognized compensation expense for the placement agent warrants because they are fully vested at date of grant.

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

The following table summarizes warrant activity for directors and officers:

Outstanding Stock Options
	Shares Available for Grant	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Grant Date Fair Value per Share	Weighted Average Remaining Exercise Term in Months
Balance, December 31, 2013	3,489,250	3,389,250	$1.78	$0.09	22
Additional stock reserved	-	-	-	-	-
Granted	-	-	-	-	-
Exercised	-	-	-	-	-
Forfeited	-	-	-	-	-
Expired	-	-	-	-	-
Balance, December 31, 2014	3,489,250	3,389,250	$1.78	$0.09	9
Additional stock reserved	-	-	-	-	-
Granted	-	-	-	-	-
Exercised	-	-	-	-	-
Forfeited	-	-	-	-	-
Expired	-	-	-	-	-
Balance, March 31, 2015	3,489,250	3,389,250	$-	$-	-

The Company recorded $0, $0 compensation expense for stock warrants to directors and officers for the three months ended March 31, 2015 and 2014 respectively. There is no unrecognized compensation expense for these warrants because they are fully vested at date of grant.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview and Quarter Highlights

We design, develop, manufacture, and sell high-performance, medium-duty trucks with advanced powertrain components, under the proven Workhorse chassis brand.   We believe that our vehicles, engineering expertise, innovation, and operational structure differentiate us from traditional truck manufacturers.

The Company responded on March 6, 2015 to a Request for Information and Prequalification (RFI) from the United States Postal Service (USPS) for its Next Generation Delivery Vehicle (NGDV) Acquisition Program. The USPS anticipates making a single award in 2017 to a supplier for up to 180,000 NGDVs to replace its current fleet of mail delivery vehicles. Delivery of the NGDVs to the USPS is expected to begin no later than January 2018. The USPS has evaluated the submitted RFIs and has announced that Workhorse was selected to be on the short list of OEMs, who will submit detailed specifications and build several prototypes for testing. There is no guarantee that the Company will be awarded as the supplier. The Company expects that it is competing against larger, better financed competitors.

We recently entered into a purchase agreement with UPS to supply 18 all-electric Workhorse E-100 Walk-in Vans to be deployed in the Houston-Galveston, Texas area. The U.S. Department Of Energy (DOE) selected this project to improve local air quality in the Houston-Galveston area, which is currently designated as a National Ambient Air Quality Non-Attainment Area.

Workhorse also received orders for 2 E-Gen vehicles from UPS for testing. The vehicles were delivered and currently being used on the road as local delivery vehicles.

We recently received a $7 million LOI from a Major RV manufacturer. Workhorse has been a leader in the RV chassis market and we are starting to make the W16 and W22 versions of its RV platform that has been so popular in the past because the RV market is expanding with limited manufacturing capacity in the market.

We have applied for a Certificate of Airworthiness (COA) from the FAA together with the University of Cincinnati and expect to be testing outdoors at the Wilmington Airpark, Wilmington, OH before the end of the 2nd Quarter. This COA will allow us to complete our research and development on the automated delivery system utilizing Workhorse’s Unmanned Aerial Vehicle, the Horsefly.

The Workhorse E-100 truck is purpose-built to transform the package delivery vehicle market. Built on our new, narrow track W88 chassis, the trucks come with a 100 kWh Lithium battery pack featuring Panasonic 18650 cells that provide power to a 2200 nm (268 bhp) permanent magnet motor powerful enough to eliminate the need for a transmission.

The Workhorse E-100 is designed and built to meet transportation companies’ daily duty cycle while delivering a zero-emission driving experience and eliminating the consumption of more than 65,000 gallons  of diesel fuel over the vehicle's projected life. In addition, our proprietary onboard telematics capture thousands of data points to measure vehicle performance and efficiency. This data allows us to improve the efficiency and driver experience over the lifetime of the vehicle.

We recently announced that we filed a provisional patent for a new system that extends the range of electric vehicles, while reducing the overall cost of the typical battery-electric power train. The new system, E-GEN Drive(TM), is designed specifically for local delivery vehicle market. The diesel and/or gasoline-powered vehicles currently being used in this industry, stop and restart hundreds of times a day.  We believe that battery-electric technology is an ideal fit for urban and suburban delivery routes. We understand fleet owner's concerns about range anxiety and cost. Our E-GEN Drive system will enable them to complete the typical route on all-electric power, using smaller battery packs, thus reducing the cost of the entire system. Our E-GEN Drive trucks is designed for a three-year payback, making them price competitive with gasoline-powered trucks.

Our E-GEN has recently been approved by the Environmental Protection Agency for on-road use. We believe this is a very significant step towards adoption of this power train by fleet operators.

Our association with Power Solutions International (PSIX:NASDAQ) provides us with multi-fuel engines that function as generators. When the ignition is shut off, the generator engine automatically turns on and recharges the battery pack. When the ignition is turned back on, the generator engine turns off and the vehicle reverts to all-electric power. The engine and the battery-powered motor are never in use at the same time. It's not a traditional hybrid, but an emergency-range electric vehicle.

We believe our new design has many benefits, including:

•	Fleet management flexibility: Depending on our customer’s driving patterns and fuel cost goals, our E-GEN drive train can be remotely adjusted to use more electric power or internal combustion engine (ICE) power at their choice.
•	Energy efficiency and cost of ownership: We believe our trucks offer our customers an attractive cost of ownership profile when compared to similar products. Using a single electric powertrain with a small ICE enables us to create a lighter, more energy efficient vehicle that is mechanically simple. Since we are able to use smaller battery packs, we can reduce the cost of the entire system. Additionally, government incentives can reduce the purchase price and cost of ownership even further.
•	High performance: We believe our trucks deliver an unparalleled driving experience, coupled with powerful acceleration, for the most demanding applications and the added benefit of a very quiet operation.

We also announced the second generation, full-electric truck “E-100” which is a significant improvement to our first generation vehicle. The second-generation vehicle includes a single powerful electric motor with no transmission and lighter, high-density Lithium Ion batteries, giving the vehicle a range of up to 100 miles.

In March of 2013, we purchased the former Workhorse Custom Chassis assembly plant in Union City, Indiana from a subsidiary of Navistar International (NAV:NYSE). With this acquisition, we intend to become an Original Equipment Manufacturer (OEM) of Class 3-6 commercial-grade, medium-duty truck chassis, to be marketed under the Workhorse® brand. We will need to raise significant capital in order to commence manufacturing at the Union City facility.

Ownership and operation of this plant enables us to build new chassis with gross vehicle weight capacities of between 10,000 and 26,000 pounds and offer them in four different fuel variants—electric, gas, propane, and compressed natural gas (CNG). We plan to offer commonly known Workhorse chassis like the W22, W42, W62, as well as a new, 88” track, W88 truck chassis, that will be offered to fleet purchasing managers at price points that are both attractive and cost competitive.

At the same time, the Company intends to partner with engine suppliers and body fabricators to offer fleet-specific, custom, purpose-built chassis that provide total cost of ownership solutions that are superior to the competition.

In addition to having the ability to build our own chassis, we design and produce battery-electric power trains that can be installed in new Workhorse chassis for Class 3-6 medium-duty vehicles from diesel or gasoline power to electric power. Our approach is to provide battery-electric power trains, utilizing proven, automotive-grade, mass-produced parts in its architecture, coupled with in-house control software that we have developed over the last five years.

The Workhorse Custom Chassis acquisition includes other important assets such as the Workhorse brand and logo, intellectual property, schematics, logistical support from Up-Time Parts (a Navistar subsidiary) and, perhaps most importantly, a network of 400-plus sales and service outlets across North America.  We believe combination of Workhorse’s chassis assembly capability, coupled with its ability to offer an array of fuel choices, gives us a unique opportunity in the marketplace.

Our unique HorseFly line of Unmanned Aerial Vehicles (UAV) is designed to be the ‘last mile’ solution in delivery logistics. We worked with the University of Cincinnati to develop the HorseFly for the rigors of package delivery and to have eight rotors and redundant systems that ensure safety in the air. Today, we estimate that it costs approximately from $1 to $1.60 to move a 20,000-pound diesel-powered delivery truck one mile.  While we believe our Workhorse trucks can reduce the standard delivery costs from $1 to less than $0.30 cents per mile, based on current costs of fuel, we expect that having drones handle the last leg of delivery could potentially reduce the cost to about $.03 cents for the last mile. The all-weather HorseFly battery-powered drone will carry up to 10 pounds of cargo with a 15-mile range. It is designed to meet the anticipated FAA drone guidelines expected in 2015, of which there is no guarantee.

The HorseFly is differentiated from other UAV’s as it is designed to work in tandem with a Workhorse electric truck. HorseFly will deliver packages, loaded on-route by the truck's driver, to remote locations, while the driver continues on the main delivery route. HorseFly will then rejoin the truck at its new location after its delivery is completed, saving the fleet operator much of the time and fuel cost of the last, most expensive mile. Also while the HorseFly is atop the Workhorse truck, it can quickly charge its batteries from the truck's large battery pack.  We believe this implementation is superior to the proposed deployment of other delivery drones wherein the package is loaded at a distant warehouse and the drone must make a round trip flight to the delivery address and back to the warehouse.  Other applications for the HorseFly include transmission line inspections and agricultural surveys.

We have applied for a Certificate of Airworthiness (COA) from the FAA together with the University of Cincinnati and expect to be testing outdoors at the Wilmington Airpark, Wilmington, OH before the end of the 2nd Quarter. This COA will allow us to complete our research and development on the automated delivery system.

Results of Operations

Our condensed consolidated statement of operations data for the period presented follows:

	2015	2014

Sales	$-	$-

Operating Expenses
Selling, general and administrative	1,068,247	545,530
Research and development	847,133	569,355
Total operating expenses	1,915,381	1,114,885

Interest expense, net	143,978	92,218

Net loss	$(2,059,359)	$(1,207,103)

Revenue

We didn’t generate any revenue in the period, but are in the process of building several orders from fleets that will materialize in the next quarters of 2015. We have received several orders from fleets which we are in the process of filling and, subject to obtaining the required financing, we expect to deliver in the next 12 months. We delivered the first EGen Trucks in the second quarter of 2015.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist primarily of personnel and facilities costs related to our development including, marketing, sales, executive, finance, human resources, information technology and professional, legal and contract services.

Selling, general and administrative expenses during the three months ended March 31, 2015 were $1.1 million, an increase from $545 thousand during the three months ended March 31, 2014. The $522 thousand increase is mainly due to additional employee expenses, stock based compensation and consulting expenses as a result of our production and sales efforts and focus on research and development and marketing of our new technologies.

Research and Development Expenses

Research and development expenses consist primarily of personnel costs for our teams in engineering and research, prototyping expense, and contract and professional services.  Union City plant expenses prior to the start of production are also included in research and development expenses.

Research and development expenses during the three months ended in March 31, 2015 were $847 thousand, an increase of 278 thousand from the three months ended March 31, 2014. The increase is the result of an increase of engineering employee and consulting expense, prototype component increase expense, and vehicle testing.

Interest Expenses

Our interest expense is incurred primarily from our long term loan with Navistar in connection to the purchase of the Union City plant mentioned before in the Property, Plant and Equipment and Long Term Loan notes to the financial statements.

Interest expenses during the three months ended in March 31, 2015 were $144 thousand, an increase from $92K during the three months ended in March 31, 2014. The $52 thousand increase was due to an increase of principal due to capitalization of interests to the Navistar loan and interest owed on loans and notes from investors. Accrued interests of $34 thousand from those notes were converted to Equity during the quarter.

Liquidity and Capital Resources

Summary of Cash Flows

	Three Months Ended March 31,
	2015	2014

Net cash used in operating activities	(1,493,635)	(556,321)
Net cash used in investing activities	(26,248)	-
Net cash provided by financing activities	1,364,692	3,256,072

Cash Flows from Operating Activities

Our cash flows from operating activities are affected by our cash investments to support the business in research and development, manufacturing, selling, general and administration. Our operating cash flows are also affected by our working capital needs to support fluctuations in inventory, personnel expenses, accounts payable and other current assets and liabilities.

During the three months ended March 31, 2015 and 2014, cash used in operating activities was $1.5 million and $556 thousand. The decrease in operating cash flows in 2015 as compared to 2014 was due to an increase in operating activities related to the design and manufacturing of new customer orders and testing of new product designs and higher operating expenses in R&D and SG&A.

Cash Flows from Investing Activities

Cash flow from investing activities primarily relates to capital expenditures to support our future growth in operations.

We spent $26 thousand in new equipment during the three months ended March 31, 2015.

Cash Flows from Financing Activities

During the three months ended March 31, 2015 and 2014, net cash by financing activities was $1.4 million and $3.2 million. Cash flows from financing activities during the three months ended March 31, 2015 consisted primarily of $392 thousand from a conversion of a note payable. $200 thousand from proceeds from notes payable and $727 thousand of issuance of common stock. In 2014 we had $2.2 million from shareholder advances and $1.2 million from issuance of common stock, offset by $150 thousand payment of long-term debt.

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

Federal Tax Credit Qualification by the IRS & Select State Incentive Programs

The Company has been qualified by the IRS for a vehicle federal tax credit of up to $7,500.  The Company joins a list of plug-in electric drive motor vehicle manufacturers, including Ford Motor Company, General Motors Corporation, Tesla, Toyota, and 13 EV manufacturers in all, qualifying purchasers for up to a $7,500 tax credit when purchasing an electric vehicle.  In September 2013, California HVIP approved the Workhorse E-100 truck for a minimum point of purchase voucher of $90,000 per vehicle purchased. On August 9, 2013 NYSERDA the New York State point of purchase voucher program approved the Workhorse E-100 for an incentive of $60,000 per vehicle. Drive Clean Chicago recently approved vouchers of $60,000 for the Workhorse E-100 and $32,800 for the E-GEN.

Critical Accounting Policies

We consider accounting policies involving significant judgments and assumptions by management that have, or could have, a material impact on the carrying value of certain assets or on income (loss) to be critical accounting policies.  We consider the following to be our critical accounting policies:  basis of presentation, revenue recognition, and income taxes.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we are not required to include disclosure under this item.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report, our principal executive and principal financial officers have evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a – 15(e) and 15d – 15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this annual report.  They have concluded that, based on such evaluation, our disclosure controls and procedures were effective as of March 31, 2015.

Management's Report on Internal Control over Financial Reporting

Overview

Internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) refers to the process designed by, or under the supervision of, our principal executive officer and principal financial officer, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America.  Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company.

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

Management has used the framework set forth in the report entitled “Internal Control -- Integrated Framework (2009)” published by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission to evaluate the effectiveness of Workhorse’s internal control over financial reporting.  A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

Management’s Assessment

As of March 31, 2015, our management has assessed the effectiveness of our internal control over financial reporting and has determined that our internal control over financial reporting was effective.  We are a smaller reporting company and are therefore exempt from having to obtain an auditors’ report on management’s assertion of the effectiveness of our internal control over financial reporting. Based on the measures taken and implemented, management has found them to be effective and has concluded that the material weakness previously reported as been remediated as of March 31, 2015.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2015 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have incurred net losses amounting to $36.2 million for the period from inception (February 20, 2007) through March 31, 2015.  In addition, as of March 31, 2015, we had a working capital deficiency of $4.2 million.  We have had net losses in each quarter since our inception. We expect that we will continue to incur net losses for the foreseeable future. We may incur significant losses in the future for a number of reasons, including the other risks described in this prospectus, and we may encounter unforeseen expenses, difficulties, complications, delays and other unknown events. Accordingly, we may not be able to achieve or maintain profitability. Our management is developing plans to alleviate the negative trends and conditions described above and there is no guarantee that such plans will be successfully implemented.  Our business plan has changed from concentrating on the electric passenger vehicle market to the electric medium duty trucks, but is still unproven.  There is no assurance that even if we successfully implement our business plan, that we will be able to curtail our losses.  If we incur additional significant operating losses, our stock price may decline, perhaps significantly.

We have yet to achieve positive cash flow and, given our projected funding needs, our ability to generate positive cash flow is uncertain.

We have had negative cash flow from operating activities of $1.5 million and $556 thousand for the three months ended March 31, 2015 and 2014. We anticipate that we will continue to have negative cash flow from operating and investing activities for the foreseeable future as we expect to incur increased research and development, sales and marketing, and general and administrative expenses and make significant capital expenditures in our efforts to increase sales and commence operations at our Union City facility. Our business also will at times require significant amounts of working capital to support our growth, particularly as we acquire inventory to support our anticipated increase in production. An inability to generate positive cash flow for the foreseeable future may adversely affect our ability to raise needed capital for our business on reasonable terms, diminish supplier or customer willingness to enter into transactions with us, and have other adverse effects that may decrease our long-term viability. There can be no assurance we will achieve positive cash flow in the foreseeable future.

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

On March 4, 2013, AMP Trucks entered into an Asset Purchase Agreement with Workhorse Custom Chassis, LLC (“WCC”), an Illinois limited liability company and a wholly-owned affiliate of Navistar International Corporation, to purchase certain assets including the Workhorse ® brand, logo, intellectual property, patents and approximately 250,000 sq. ft. of facilities on 48 acres of land in Union City, Indiana (the “Assets”). On March 13, 2013, AMP Trucks closed the acquisition of the Assets from WCC for a purchase price of $5,000,000 of which $2,750,000 was paid in cash and the delivery of a Secured Debenture (the “Debenture”) in the principal amount of $2,250,000.  The Debenture is secured pursuant to a Security Agreement (the “Security Agreement”) and a Mortgage, Security Agreement, Assignment of Rents and Fixture Filing (the “Mortgage”) entered between AMP Trucks and WCC.  Pursuant to the Security Agreement, AMP Trucks granted WCC a security interest in all of the assets of AMP Trucks in order to secure the prompt payment, performance and discharge in full of all of obligations of AMP Trucks under the Debenture.  Pursuant to the Mortgage, the Debenture is secured by the real estate and related assets of the plant located in Union City, Indiana.  The Debenture matures three years from its effective date of March 13, 2013 (the "Maturity Date") and interest associated with the Debenture is 10% per annum, which is payable on the Maturity Date.  AMP Trucks may prepay outstanding principal and interest of the Debenture in full at any time.  In the event AMP Trucks prepays outstanding principal and interest, it shall pay an amount equal to all outstanding principal and interest multiplied by 105%.   Workhorse Group, Inc. guaranteed the payment of the Debenture.

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

We depend upon key personnel and need additional personnel .

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

As of March 2015, the Company entered into subscription agreements with accredited investors (“March 2015 Investors”) pursuant to which the March 2015 Investors purchased 2,168,977 shares of common stock for a purchase price of $629,004.

As of March 2015 the Company converted Convertible Notes Payable for which accredited investors paid $1,635,000 cash and earned $34,249 in accrued interest into 11,923,208 of common stock.

As of March 2015 the Company converted options and warrants of $98,104 into 618,991 of common stock.

As of March 2015 the Company converted accounts payable owed of $154,623 into 637,352 of common stock in settlement of the debts.

On February 13, 2015 Marshall Cogan entered into an agreement with the Company to serve as Chief Investment Officer. In addition, Mr. Cogan was appointed as Chairman of the Board of directors for the Company, replacing James Taylor, who remains on the Board as a director.  Mr. Cogan entered into a letter of agreement with the Company to receive an annual salary of $135,000 and options to acquire 7,500,000 shares of common stock, exercisable for the three year Employment Term at $0.15 per share ("Executive Stock Options"), subject to vesting. The Executive Stock Options shall be earned and vested in equal tranches of 2,500,000 on the one-year, two-year and three-year anniversary of this Agreement, which such vesting is subject to Executive's continued employment as an executive with the Company as of the vesting date.

Additional disclosure

This issuance of these above securities is exempt from the registration requirements under Rule 4(2) of the Securities Act of 1933, as amended, and/or Rule 506 as promulgated under Regulation D. The investors are accredited investors as defined in Rule 501 of Regulation D promulgated under the Securities Act.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

The Company filed Articles of Merger (the "Articles") with the Secretary of State of the State of Nevada to effectuate a name change. The Articles were filed to effectuate a merger between Workhorse Group Inc., a Nevada corporation and a wholly-owned subsidiary of the Company, and the Company, with the Company being the surviving entity. As a result, the Company's name changed from "AMP Holding Inc." to "Workhorse Group Inc.".

As a result of the name change, the Company's symbol was changed to "WKHS" and the CUSIP as changed to "98138J107".

On May 15, 2015, the Company terminated Marshall S. Cogan as Chief Investment Officer. Further, the Executive Employment Agreement and the Stock Option Agreement entered between the Company and Mr. Cogan dated February 13, 2015 have also been terminated. Mr. Cogan will continue to serve as Chairman of the Board of Directors.

ITEM 6. EXHIBITS

Exhibit No.	Description

3.1	Certificate of Designation for Series A Preferred Stock (1)

3.2	Certificate of Change (6)

3.3	Certificate of Correction (6)

3.4	Articles of Merger (7)

3.5	Certificate of Correction (Articles of Merger) (7)

3.6	Certificate of Amendment to the Certificate of Incorporation (9)
3.7	Articles of Merger between AMP Holding Inc. Workhorse Group Inc. (46)
4.1	Form of Subscription Agreement by and between Title Starts Online, Inc. and the January 2010 Accredited Investors (2)

4.2	6% Promissory Note issued by Title Starts Online, Inc. on March 1, 2010 (3)

4.3	Form of Subscription Agreement by and between Title Starts Online, Inc. and the March 2010 Accredited Investors (4)

4.4	Form of Subscription Agreement by and between AMP Holding Inc. and Accredited Investors (11)

4.5	Form of Subscription Agreement by and between AMP Holding Inc. and May 2011 Accredited Investors (15)

4.6	Stock Option to acquire 500,000 shares of common stock issued to Joseph Paresi dated May 25, 2011 (16)

4.7	Stock Option to acquire 1,000,000 shares of common stock issued to Joseph Paresi dated May 25, 2011 (16)

4.8	Common Stock Purchase Warrant to acquire 500,000 shares of common stock issued to Joseph Paresi dated May 25, 2011 (16)

4.9	Stock Option to acquire 500,000 shares of common stock issued to James Taylor dated May 25, 2011 (16)

4.10	Common Stock Purchase Warrant to acquire 500,000 shares of common stock issued to James Taylor dated May 25, 2011 (16)

4.11	Stock Option to acquire 500,000 shares of common stock issued to Stephen Burns dated May 25, 2011 (16)

4.12	Common Stock Purchase Warrant to acquire 500,000 shares of common stock issued to Stephen Burns dated May 25, 2011 (16)

4.13	Promissory Note issued by AMP Holding Inc. on October 31, 2011 (17)

4.14	Security Agreement by and between AMP Holding Inc. and Stephen Burns dated October 31, 2011 (17)

4.15	Form of Securities Purchase Agreement (18)

4.16	Form of Secured Convertible Debenture (18)

4.17	Form of Common Stock Purchase Warrant (18)

4.18	Form of Security Agreement (18)

4.19	Promissory Note dated May 30, 2012 (20)

4.20	Promissory Note dated May 31, 2012 (20)

4.21	Promissory Note dated June 5, 2012 (20)

4.22	Letter Amendment dated June 5, 2012 (20)

4.23	Letter Amendment dated June 5, 2012 (20)

4.24	Letter Amendment dated June 5, 2012 (20)

4.25	Letter Agreement by and between Stephen Burns and AMP Holding Inc. (21)

4.26	Form of Note and Warrant Amendment and Conversion Agreement (24)

4.27	Promissory Note in the principal amount of $232,400 dated November 20, 2012 payable to EASi and Aerotek (25)

4.28	Form of Subscription Agreement by and between AMP Holding Inc. and the January 2013 Accredited Investor (26)

4.29	Form of Warrant by and between AMP Holding Inc. and the January 2013 Accredited Investor (26)

4.30	Promissory Note dated January 29, 2013 (26)

4.31	Common Stock Purchase Warrant issued to and an accredited investor (27)

4.32	Secured Debenture by and between Workhorse Custom Chassis, LLC and AMP Trucks Inc. dated March 13, 2013 (29)

4.33	Security Agreement by and between Workhorse Custom Chassis, LLC and AMP Trucks Inc. dated March 13, 2013 (29)

4.34	Mortgage, Security Agreement, Assignment of Rents and Fixture Filing by and between Workhorse Custom Chassis, LLC and AMP Trucks Inc. dated March 13, 2013 (29)

4.35	Form of Subscription Agreement entered by and between AMP Holding Inc. and the March 2013 Accredited Investors (29)

4.36	Form of Common Stock issued to the March 2013 Accredited Investors (29)

4.37	Stock Option to acquire 50,000 shares of common stock issued to William B. Richardson III dated March 19, 2013 (30)

4.38	Promissory Note issued to JMJ Financial (33)

4.39	2014 Incentive Stock Plan (34)

4.40	Subscription Agreement by and between AMP Holding, Inc. and Joseph T. Lukens (35)

4.41	Form of Common Stock Purchase issued to Joseph T. Lukens (35)

4.42	Form of Subscription Agreement by and between AMP Holding Inc. and the May 2014 Accredited Investors (41)

4.43	Form of Warrant by and between AMP Holding Inc. and the May 2014 Accredited Investors (41)

4.44	Form of Conversion Agreement issued in May 2014 (41)

4.45	Form of Common Stock Purchase Warrant issued as part of the conversion in May 2014 (41)

4.46	2014 Flexible Incentive Stock Plan (42)

4.47	Form of Subscription Agreement by and between AMP Holding Inc. and the 2015 Accredited Investors (47)

10.1	Share Exchange Agreement dated as of December 28, 2009 by and among Advanced Mechanical Products, Inc., the shareholders of Advanced Mechanical Products, Inc. and Title Starts Online, Inc. (1)

10.2	Agreement and Release between Title Starts Online, Inc. and Mark DeFoor dated December 29, 2009 (1)

10.3	Conversion Agreement between Title Starts Online, Inc. and Bowden Transportation, Inc. dated December 28, 2009 (1)

10.4	Conversion Agreement between Title Starts Online, Inc. and Han Solutions II, LLC dated December 28, 2009 (1)

10.5	Conversion Agreement between Title Starts Online, Inc. and Ziu Zhang dated December 28, 2009 (1)

10.6	Director Agreement by and between AMP Holding Inc. and Nancy Dunlap dated August 23, 2010 (8)

10.7	Director Agreement by and between AMP Holding Inc., and James E. Taylor dated October 11, 2010 (10)

10.8	Employment Agreement by and between AMP Holding Inc. and James Taylor dated December 8, 2010 (12)

10.9	Employment Agreement by and between AMP Holding Inc. and Stephen S. Burns dated December 8, 2010 (12)

10.10	Director Agreement by and between AMP Holding Inc. and Joseph Paresi dated December 8, 2010 (12)

10.11	Employment Agreement by and between AMP Holding Inc. and Paul V. Gonzales dated January 12, 2011 (13)

10.12	Distribution Agreement by and between AMP Holding Inc. and Northern Lights Energy ehf. dated April 14, 2011 (14)

10.13	Agreement and General Release by and between AMP Holding Inc. and Joseph Paresi dated April 13, 2012 (19)

10.14	Investment Agreement dated as of August 20, 2012, by and between AMP Holding Inc., and Kodiak Capital Group, LLC. (22)

10.15	Registration Rights Agreement dated as of August 20, 2012, by and between AMP Holding Inc. and Kodiak Capital Group, LLC (22)

10.16	Letter Agreement by and between AMP Holding Inc. and Martin J. Rucidlo dated August 24, 2012 (23)

10.17	Release and Settlement Agreement by and between ESG Automotive, Inc., AMP Holding Inc. and AMP Electric Vehicles Inc. (25)

10.18	Conversion Agreement by and between AMP Holding Inc. and an accredited investor dated February 21, 2013 (27)

10.19	Asset Purchase Agreement by and between Workhorse Custom Chassis, LLC, as Seller, and AMP Trucks Inc., as Buyer dated as of March 4, 2013 (28)

10.20	Amendment No. 1 to the Asset Purchase Agreement by and between Workhorse Custom Chassis, LLC, as Seller, and AMP Trucks Inc., as Buyer dated as of March 13, 2013 (29)

10.21	Agreement for a Member of the Board of Business Advisors by and between AMP Holding Inc. and William B. Richardson III dated March 19, 2013 (30)

10.22	Employment Agreement between AMP Holding Inc. and Julio C. Rodriguez dated August 15, 2013 (31)

10.23	Director Agreement by and between AMP Holding Inc. and Raymond Chess dated October 24, 2013 (32)

16.1	Letter from Schumacher & Associates, Inc. (5)

21.1	List of Subsidiaries (31)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

EX-101.INS	XBRL INSTANCE DOCUMENT

EX-101.SCH	XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT

EX-101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE

EX-101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE

EX-101.LAB	XBRL TAXONOMY EXTENSION LABELS LINKBASE

EX-101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

(1)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on January 4, 2010.

(2)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on February 4, 2010.

(3)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on March 4, 2010.

(4)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on March 17, 2010.

(5)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on March 18, 2010.

(6)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on May 25, 2010.

(7)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on May 25, 2010.

(8)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on August 27, 2010.

(9)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on September 10, 2010.

(10)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on October 19, 2010.

(11)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on December 6, 2010.

(12)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on December 13, 2010.

(13)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on January 14, 2011.

(14)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on April 20, 2011.

(15)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on May 12, 2011.

(16)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on June 1, 2011.

(17)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on November 4, 2011.

(18)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on February 28, 2012.

(19)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on April 19, 2012.

(20)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on June 25, 2012.

(21)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on July 11, 2012.

(22)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on August 24, 2012.

(23)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on August 30, 2012.

(24)	Incorporated by reference to the Form 10-Q Current Report filed with the Securities and Exchange Commission on November 15, 2012.

(25)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on January 11, 2013.

(26)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on February 5, 2013.

(27)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on February 28, 2013.

(28)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on March 6, 2013.

(29)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on March 15, 2013.

(30)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on March 19, 2013.

(31)	Incorporated by reference to the Form 10-K Current Report filed with the Securities and Exchange Commission on April 12, 2013.

(32)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on October 30, 2013

(33)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on December 16, 2013.

(34)	Incorporated by reference to the Form S-8 Current Report filed with the Securities and Exchange Commission on January 17, 2014.

(35)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on March 19, 2014.

(36)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on March 27, 2014.

(37)	Incorporated by reference to the Form 10-K Current Report filed with the Securities and Exchange Commission on April 15, 2014.

(38)	Incorporated by reference to the Form NT 10-Q Current Report filed with the Securities and Exchange Commission on May 15, 2014.

(39)	Incorporated by reference to the Form 10-Q Current Report filed with the Securities and Exchange Commission on May 20, 2014.

(40)	Incorporated by reference to the Form D Current Report filed with the Securities and Exchange Commission on May 28, 2014.

(41)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on May 28, 2014.

(42)	Incorporated by reference to the Form S-8 Current Report filed with the Securities and Exchange Commission on June 10, 2014.
(43)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on December 11, 2014.

(44)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on February 19, 2015.

(45)	Incorporated by reference to the Form 10-K current Report filed with the Securities and Exchange Commission on March 30, 2015

(46)	Incorporated by by reference to the Form 8-K current Report filed with the Securities and Exchange Commission on April 16, 2015

(47)	Incorporated by reference to the Form 8-K current Report filed with the Securities and Exchange Commission on March 9, 2015

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

WORKHORSE GROUP INC.

Dated: May 15, 2015	By:	/s/ Stephen S. Burns
Name: Stephen S. Burns
Title: Chief Executive Officer (Principal Executive Officer)

Dated: May 15, 2015	By:	/s/ Julio C. Rodriguez
Name: Julio C. Rodriguez
Title: Chief Financial Officer
(Principal Financial and Accounting Officer)

