Form 10-Q
period 2015-06-30
Workhorse Group Inc.
filed 2015-08-14
CIK 1425287

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

or

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $0.001 par value per share	170,463,794
(Class)	(Outstanding at August 14, 2015)

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

All references in this Form 10-Q that refer to the “Company”, “Workhorse Group”, “AMP Holding", "AMP", “we,” “us” or “our” are to Workhorse Group Inc. and unless otherwise differentiated, its wholly-owned subsidiaries, AMP Electric Vehicles, Inc. and AMP Trucks Inc.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Workhorse Group, Inc.

Consolidated Balance Sheets

June 30, 2015 and December 31, 2014

	(Unaudited) June 30, 2015	December 31, 2014
Assets

Current assets:
Cash and cash equivalents	$160,931	$442,257
Inventory	272,583	392,750
Prepaid expenses and deposits	109,471	74,623
	542,985	909,630

Property, plant and equipment, net	3,890,087	4,042,359
	$4,433,072	$4,951,989

Liabilities and Stockholders' Equity (Deficit)

Current liabilities:
Accounts payable	$1,807,188	$1,603,555
Accounts payable, related parties	410,971	384,776
Notes payable	460,000	1,243,000
Shareholder advances	700,500	–
Current portion of long-term debt	2,763,375	35,904
	$6,142,034	$3,267,235

Long-term debt	10,000	2,494,141

Stockholders' equity (deficit):
Series A preferred stock, par value of $.001 per share 75,000,000 shares
shares authorized, 0 shares issued and outstanding at June 30, 2015 and December 31, 2014	–	–
Common stock, par value of $.001 per share 500,000,000 shares authorized, 168,394,828 shares issued and outstanding at June 30, 2015 and 149,944,982 shares issued and outstanding at December 31, 2014	168,387	149,937
Additional paid-in capital	30,127,359	27,128,582
Stock based compensation	6,016,435	6,002,586
Accumulated deficit	(38,031,143)	(34,090,492)
	(1,718,962)	(809,387)

	$4,433,072	$4,951,989

See accompanying notes to financial statements.

Workhorse Group, Inc.

Consolidated Statements of Operations

For the Three and Six Months Ended June 30, 2015 and 2014

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

Sales	$67,980	$177,459	$67,980	$177,459

Operating Expenses
Selling, general and administrative	968,811	1,178,970	2,037,058	1,724,500
Research and development	872,234	899,662	1,719,368	1,469,017
Total operating expenses	1,841,045	2,078,632	3,756,426	3,193,517

Interest expense, net	108,227	64,759	252,205	156,977

Net loss during the development stage	$(1,881,292)	$(1,965,932)	$(3,940,651)	$(3,173,035)

Basic and diluted loss per share	$(0.01)	$(0.01)	$(0.02)	$(0.02)

Weighted average number of common shares outstanding	158,947,997	146,897,008	158,947,997	146,897,008

See accompanying notes to financial statements.

    Workhorse Group, Inc.

    Consolidated Statements of Cash Flows

    For the Six Months Ended June 30, 2015 and 2014

(Unaudited)

	Six Months Ended June 30,
	2015	2014

Cash flows from operating activities:
Net loss during the development stage	$(3,940,651)	$(3,173,035)
Adjustments to reconcile net loss from operations
to cash used by operations:
Depreciation	187,802	202,986
Stock based compensation	165,922	751,114
Interest expense on convertible debentures	23,777	13,269
Amortized discount on convertible debentures	–	–
Legal, consulting and investment services	168,873	554,784
Interest expense paid in kind	247,500	225,000
Inventory reserve	120,167	–
Effects of changes in operating assets and liabilities:
Prepaid expenses and deposits	(34,848)	(4,269)
Accounts payable	214,105	(142,901)
Accounts payable, related parties	26,195	(144,079)
Customer deposits	–	(177,500)

Net cash used by operations	(2,821,158)	(1,894,631)

Cash flows from investing activities:

Capital expenditures	(35,530)	–

Net cash used by investing activities	(35,530)	–

Cash flows from financing activities:

Proceeds from notes payable	460,000	–
Payments on long-term debt	(4,170)	(320,212)
Conversion of note payable	392,000	–
Shareholder advances, net of repayments	700,500	(1,928,300)
Issuance of common and preferred stock	1,027,031	5,942,300

Net cash provided by financing activities	2,575,361	3,693,788

Change in cash and cash equivalents	(281,327)	1,799,157

Cash at the beginning of the period	442,257	7,019
Cash at the end of the period	160,931	1,806,176

Issuance of common stock for the six months ended June 30, 2015 includes the conversion of shareholders' advances and interests of $1.6 million

See accompanying notes to financial statements.

Workhorse Group Inc.

Notes to Consolidated Financial Statements

(Unaudited)

1.	SUMMARY OF SIGNIFICANT ACCOUNTING PRINICPLES

The following accounting principles and practices are set forth to facilitate the understanding of data presented in the financial statements:

Nature of operations and principles of consolidation

Workhorse Group Inc. (Workhorse, AMP, the Company, we, us or our) designs, develops, manufactures, and sells high-performance, medium-duty trucks with advanced powertrain components under the Workhorse chassis brand.

Workhorse Group Inc., formerly known as Title Starts Online, Inc. and AMP Holding Inc., was incorporated in the State of Nevada in 2007 with $3,100 of capital from the issuance of common shares to the founding shareholder. On August 11, 2008 the Company received a Notice of Effectiveness from the U.S. Securities and Exchange Commission, and on September 18, 2008, the Company closed a public offering in which it accepted subscriptions for an aggregate of 200,000 shares of its common stock, raising $50,000 less offering costs of $46,234. With this limited capital the Company did not commence operations and remained a “shell company” (as defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended).

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

Since the acquisition, the Company has devoted the majority of its resources to the development of an all-electric drive system capable of moving heavy large vehicles ranging from full size SUV’s up to and including Medium Duty Commercial trucks.  Additionally, in February 2013, AMP Holding Inc. formed a new wholly owned subsidiary, AMP Trucks Inc., an Indiana corporation. On March 13, 2013 AMP Trucks Inc. closed on the acquisition of an asset purchase of Workhorse Custom Chassis, LLC.  The assets included in this transaction included:  the Workhorse brand, access to the dealer network of 440 dealers nationwide, intellectual property, and all physical assets which included the approximately 250,000 sq. ft. of facilities on 48 acres of land in Union City, Indiana.  This acquisition allows the Company to position itself as a medium duty OEM capable of producing new chassis with electric, propane, compressed natural gas, and hybrid configurations, as well as gasoline drive systems.  Revenues since the inception of the Company, February 20, 2007, through the date of these financial statements have not been significant and consist of customer vehicle conversions and sales of experimental vehicles.

On April 16, 2015 the Company filed Articles of Merger with the Secretary of State of the State of Nevada to change the name from “AMP Holding Inc.” to “Workhorse Group Inc.”. The Company believed that this change will allow investors, customers and suppliers to better associate the Company with the Workhorse brand, which is well known in the market.

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

As no taxable income has occurred from the date of this merger to June 30, 2015 cumulative deferred tax assets of approximately $9.8 million are fully reserved, and no provision or liability for federal or state income taxes has been included in the financial statements.  Carryover amount are:

Approximate net operating loss ($ millions)	Carryover to be used against taxable income generated through year

3.6	2030
6.7	2031
3.9	2032
4.7	2033
6.1	2034
3.7	2035

Uncertain tax positions

The Company adopted the provisions of Accounting for Uncertainty in Income Taxes.  Those provisions clarify the accounting and recognition for income tax positions taken or expected to be taken in the Company’s income tax returns.  The Company’s income tax filings are subject to audit by various taxing authorities.  The years of filings open to these authorities and available for audit are 2012 - 2014.  The Company's policy with regard to interest and penalties is to recognize interest through interest expense and penalties through other expense.  No interest or penalties with regard to income tax filings were incurred in any period, including 2015 or 2014, or since the period of inception, February 20, 2007.  In evaluating the Company’s tax provisions and accruals, future taxable income, and the reversal of temporary differences, interpretations and tax planning strategies are considered.  The Company believes their estimates are appropriate based on current facts and circumstances.

Research and development costs

The Company expenses research and development costs as they are incurred. Research and Development costs were approximately $1.7 million and $1.5 million for the six months period ended June 30, 2015 and 2014 respectively, consisting primarily of personnel costs for our teams in engineering and research, prototyping expense, and contract and professional services.  Union City plant expenses prior to the start of production are also included in research and development expenses.

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

Subsequent events

The Company evaluates events and transactions occurring subsequent to the date of the consolidated financial statements for matters requiring recognition or disclosure in the consolidated financial statements. The accompanying consolidated financial statements consider events through August 14, 2015, the date on which the consolidated financial statements were available to be issued.

2.	PROPERTY, PLANT AND EQUIPMENT

As of June 30, 2015 and December 31, 2014, our property, plant and equipment, net, consisted of the following:

	June 30, 2015	December 31, 2014
Land	300,000	300,000
Buildings	3,800,000	3,800,000
Leasehold Improvements	19,225	19,225
Construction in progress	18,026	23,104
Software	27,721	27,721
Equipment	710,791	670,183
Vehicles and prototypes	164,959	164,959
	5,040,722	5,005,192
Less accumulated depreciation	(1,150,635)	(962,833)
	3,890,087	4,042,359

3.	LONG-TERM DEBT

Long-term debt consists of the following:

	June 30, 2015	December 31, 2014
Secured debenture payable to Workhorse Custom Chassis, LLC, due March 2016 plus interest at 10%. The debenture is secured by the real estate and related assets of the plant located in Union City, Indiana with a net book value of $3,805,015 at June 30, 2015	2,722,500	2,475,000

Note payable, Bank due in monthly installments of $635 including interest at 5.04% with the final payment due August 2015. The note is secured by equipment with a net book value of $1,121 at June 30, 2015	2,780	4,711

Note payable, vendor due in monthly installments of $439 including interest at 8.00% with the final payment due December 2014. The was paid on December 31, 2014	-	334

Note payable to the City of Loveland, due in annual installments of $10,241 including interest with the final payment due October 2016. Interest rate amended to 8.00%. The note is unsecured and contains restrictions on the use of proceeds.	50,000	50,000
	2,775,280	2,530,045
Less current portion	2,765,280	35,904
Long term debt	10,000	2,494,141

Aggregate maturities of long-term debt are as follows:

2015	2,765,280
2016	10,000
2,775,280

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

The Company entered into Subscription Agreements with five accredited investors (the “December 2014 Investors”) between November 24, 2014 and December 29, 2014 providing for the sale by the Company to the December 2014 Investors of 14% Unsecured Convertible Promissory Notes in the aggregate amount of $1,242,900 (the "December 2014 Notes"). In addition to the December 2014 Notes, the December 2014 Investors also received common stock purchase warrants (the “December 2014 Warrants”) to acquire 4,439,287 shares of common stock of the Company. The December 2014 Warrants are exercisable for five years at an exercise price of $0.14. The initial closing of $200,000 was on November 24, 2014, the second closing of $700,000 was on December 8, 2014 and the third closing of $343,000 was on December 30, 2014.

In March 2015 the note and accrued interests were converted to equity.

In June 2015, the Company issued Promissory Notes with a maturity of two years and an original issue discount of approximately 10%. The Notes may be prepaid at any time on or before 90 days from the date of issue. After the initial 90 day period the Note bears interest charge of 12% applied to the principal sum. Amounts outstanding on these notes were $460,000 as of June 30, 2015.

5.	SHAREHOLDER AND RELATED PARTY ADVANCES

As of June 30, 2015, the Company had deposits for approximately $600,000 that were not yet issued as common stock.

The Company issued a promissory note to an accredited investor in consideration of $100,000. The interest on the unpaid principal balance is a rate of ten percent (10%) per annum and the principal and interest on the outstanding balance is to be paid by September 1, 2015. In the event that the Company raises in excess of $2,000,000 in equity financing, then the Company is required to use part of its proceeds to pay off this note.

6.	LEASE OBLIGATIONS

On October 1, 2011 the Company began leasing operating facilities under an agreement expiring on September 30, 2018.  Future minimum monthly lease payments under the agreement are currently $12,598 and increase 3% in October of each year.  Prepaid expenses and deposits include a security deposit equal to $12,275.  Aggregate maturities of lease obligations are as follows:

2015	79,024
2016	161,588
2017	166,435
2018	127,614
534,661

Total rent expense under these operating type leases for the six months ended June 30, 2015 and 2014 was $78,000 and $76,000, respectively.

7.	STOCK BASED COMPENSATION

Options to directors, officers and employees

The Company maintains, as adopted by the board of directors, the 2014 Stock Incentive Plan, the 2014 Stock Compensation Plan, 2013 Incentive Stock Plan, the 2012 Incentive Stock Plan, the 2011 Incentive Stock Plan and the 2010 Stock Incentive Plan (the plans) providing for the issuance of up to 11,000,000 options to employees, officers, directors or consultants of the Company.  Incentive stock options granted under the plans may only be granted with an exercise price of not less than fair market value of the Company’s common stock on the date of grant (110% of fair market value for incentive stock options granted to principal stockholders).  Non-qualified stock options granted under the plans may only be granted with an exercise price of not less than 85% of the fair market value of the Company’s common stock on the date of grant.  Awards under the plans may be either vested or unvested options.  The unvested options vest ratably over two years for options with a five or three year term and after one year for options with a two year term.

In addition to the plans, the Company has granted, on various dates, stock options to directors, officers and employees to purchase common stock of the Company.  The terms, exercise prices and vesting of these awards vary.

The following table summarizes option activity for directors, officers and employees:

		Outstanding Stock Options
	Shares Available for Grant	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Grant Date Fair Value per Share	Weighted Average Remaining Exercise Term in Months
Balance, December 31, 2013	4,485,000	7,994,748	$0.45	$0.23	36
Additional stock reserved	5,000,000	-	$-	$-	-
Granted	(8,675,926)	8,675,926	$0.05	$0.08	58
Exercised	-	-	$-	$-	-
Forfeited	-	-	$-	$-	-
Expired	-	-	$-	$-	-
Balance, December 31, 2014	809,074	16,670,674	$0.23	$0.15	41
Additional stock reserved	7,500,000	-	$-	$-	-
Granted	(2,350,000)	2,350,000	$0.15	$0.07	45
Exercised	-	(1,250,697)	$0.01	$0.09	45
Forfeited	-	-	$-	$-	-
Expired	-	-	$-	$-	-
Balance, June 30, 2015	5,959,074	17,769,977	$0.34	$0.15	41

The Company recorded $85,088 and $68,238 compensation expense for stock options to directors, officers and employees for the six months ended June 30, 2015 and 2014 respectively.  As of June 30, 2015, unrecognized compensation expense of $1,007,215 is related to non-vested options granted to directors, officers and employees which is anticipated to be recognized over the next 35 months, commensurate with the vesting schedules.

Options to consultants

The Company has also granted, on various dates, stock options to purchase common stock of the Company to consultants for services previously provided to the Company.  The terms, exercise prices and vesting of these awards vary.

The following table summarizes option activity for consultants:

		Outstanding Stock Options
	Shares Available for Grant	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Grant Date Fair Value per Share	Weighted Average Remaining Exercise Term in Months
Balance, December 31, 2013	971,000	1,415,000	$0.41	$0.20	34
Additional stock reserved	2,000,000	-	$-	$-	-
Granted	(2,967,727)	2,967,727	$0.01	$0.10	54
Exercised	-	-	$-	$-	-
Forfeited	200,000	(200,000)	$-	$-	-
Expired	190,000	(190,000)	$0.50	$0.17	-
Balance, December 31, 2014	393,273	3,992,727	$0.13	$0.13	50
Additional stock reserved	-	-	$-	$-	-
Granted	(25,000)	25,000	$0.15	$0.10	57
Exercised	-	(225,241)	$0.09	$0.10	57
Forfeited	-	-	$-	$-	-
Expired	-	-	$-	$-	-
Balance, June 30, 2015	368,273	3,792,486	$0.60	$0.27	57

The Company recorded $47,890 and $13,474 compensation expense for stock options to consultants for the six months ended June 30, 2015 and 2014 respectively.  As of June 30, 2015, unrecognized compensation expense of $185,979 is related to non-vested options granted to consultants which is anticipated to be recognized over the next 36 months, commensurate with the vesting schedules.

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

The following table summarizes warrant activity for the placement agent and consultants:

		Outstanding Warrants
	Shares Available for Grant	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Grant Date Fair Value per Share	Weighted Average Remaining Exercise Term in Months
Balance, December 31, 2013	4,339,590	3,130,894	$0.46	$0.21	24
Additional stock reserved	-	-	$-	$-	-
Granted	(1,598,607)	1,598,607	$0.17	$0.06	34
Exercised	-	-	$-	$-	-
Forfeited	-	-	$-	$-	-
Expired	-	(628,013)	$0.39	$0.18	-
Balance, December 31, 2014	2,740,983	4,101,488	$0.36	$0.15	14
Additional stock reserved	-	-	$-	$-	-
Granted	(281,571)	281,571	$0.14	$0.12	30
Exercised	-	(281,571)	$0.14	$0.12	30
Forfeited	-	-	$-	$-	-
Expired	956,804	(956,804)	$-	$-	-
Balance, June 30, 2015	3,416,216	3,144,684	$1.78	$0.09	30

The Company recorded $32,944 and $0 compensation expense for stock warrants to the placement agent and consultants for the six months ended June 30, 2015 and 2014 respectively.  There is no unrecognized compensation expense for the placement agent warrants because they are fully vested at date of grant.

Warrants to directors and officers

In December 2010 and May 2011, the Company issued to certain directors’ and officers’ common stock purchase warrants to acquire shares of common stock at an exercise price of $2.00 per share for a period of five years.  In November 2011, under the terms of a Promissory Note issued to a director and officer, common stock purchase warrants were issued to acquire 100,000 shares of common stock at an exercise price of $0.50 per share for a period of one year.  In May 2012, a director and officer received 100,000 2012 Warrants to acquire common stock of the Company at an exercise price of $0.50 for a period of three years.  In June 2012, a director and officer converted secured and unsecured loans provided to the Company from September 2011 to June 2012 in the aggregate amount of $389,250 into 2012 Notes and 2012 Warrants.  In November 2012, the Company entered into a Note and Warrant Amendment and Conversion Agreement whereby the holders and 2012 Investors converted all principal and interest under the 2012 Notes into shares of common stock.  Further, the exercise price of the 2012 Warrants was reduced to $0.25 per share.  The $7,388 cost of the reduction in the exercise price is included in stock based compensation expense for the year ended December 31, 2012.

The following table summarizes warrant activity for directors and officers:

		Outstanding Warrants
	Shares Available for Grant	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Grant Date Fair Value per Share	Weighted Average Remaining Exercise Term in Months
Balance, December 31, 2013	3,489,250	3,389,250	$1.78	$0.09	22
Additional stock reserved	-	-	-	-	-
Granted	-	-	0.17	-	-
Exercised	-	-	-	-	-
Forfeited	-	-	-	-	-
Expired	-	-	-	-	-
Balance, December 31, 2014	3,489,250	3,389,250	$1.78	$0.09	9
Additional stock reserved	-	-	-	-	-
Granted	-	-	-	-	-
Exercised	-	-	-	-	-
Forfeited	-	-	-	-	-
Expired	489,250	(489,250)	-	-	-
Balance, June 30, 2015	3,978,500	2,900,000	$1.78	$0.09	9

The Company recorded $0, $0 compensation expense for stock warrants to directors and officers for the six months ended June 30, 2015 and 2014 respectively. There is no unrecognized compensation expense for these warrants because they are fully vested at date of grant.

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

The Company responded on March 6, 2015 to a Request for Information and Prequalification (RFI) from the United States Postal Service (USPS) for its Next Generation Delivery Vehicle (NGDV) Acquisition Program. The USPS anticipates making a single award in 2017 to a supplier for up to 180,000 NGDVs to replace its current fleet of mail delivery vehicles. Delivery of the NGDVs to the USPS is expected to begin no later than January 2018. The USPS has evaluated the submitted RFIs and has announced that Workhorse was selected to be on the short list of OEMs, who will submit detailed specifications and build several prototypes for testing. There is no guarantee that the Company will be awarded as the supplier. The Company is expected to submit its specifications in early October 2015. The Company expects that it is competing against larger, better financed competitors.

We recently entered into a purchase agreement with UPS to supply 18 all-electric Workhorse E-100 Walk-in Vans to be deployed in the Houston-Galveston, Texas area. The U.S. Department of Energy (DOE) selected this project to improve local air quality in the Houston-Galveston area, which is currently designated as a National Ambient Air Quality Non-Attainment Area.

Workhorse also received orders for two E-Gen vehicles from UPS for testing. The vehicles were delivered and currently being used on the road as local delivery vehicles.

We recently entered into a purchase agreement with a major transportation company to supply 125 E-Gen electric delivery truck chassis. The bodies for these vehicles will be supplied by Morgan Olsen. This order is unique in that it is the first significant order from a major package delivery company without any government incentives.

We have applied for a Certificate of Airworthiness (COA) from the FAA together with the University of Cincinnati and expect to be testing outdoors at the Wilmington Airpark, Wilmington, OH before the end of the 3rd Quarter. This COA will allow us to complete our research and development on the automated delivery system utilizing Workhorse’s Unmanned Aerial Vehicle, the Horsefly.

We have also applied for a section 333 exemption docket # FAA-3025-3055 to do actual UAV unmanned aerial vehicle (drone) deliveries from a delivery truck on an actual route.

The Workhorse E-100 truck is purpose-built to transform the package delivery vehicle market. Built on our new, narrow track W88 chassis, the trucks come with a 100 kWh Lithium battery pack featuring Panasonic 18650 cells that provide power to a 2200 nm (268 bhp) permanent magnet motor, powerful enough to eliminate the need for a transmission.

The Workhorse E-100 is designed and built to meet transportation companies’ daily duty cycle, while delivering a zero-emission driving experience and eliminating the consumption of more than 65,000 gallons of diesel fuel over the vehicle's projected life. In addition, our proprietary onboard telematics capture thousands of data points to measure vehicle performance and efficiency. This data allows us to improve the efficiency and driver experience over the lifetime of the vehicle.

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

Our unique HorseFly line of Unmanned Aerial Vehicles (UAV) is designed to be the ‘last mile’ solution in delivery logistics. We worked with the University of Cincinnati to develop the HorseFly for the rigors of package delivery and to have eight rotors and redundant systems that ensure safety in the air. Today, we estimate that it costs approximately from $1 to move a 20,000-pound diesel-powered delivery truck one mile.  While we believe our Workhorse trucks can reduce the standard delivery costs from $1.00 to less than $0.30 cents per mile, based on current costs of fuel, we expect that having drones handle the last leg of delivery could potentially reduce the cost to about $0.20 cents for the last mile. The all-weather HorseFly battery-powered drone will carry up to 10 pounds of cargo with a 15-mile range. Although there is no guarantee, it is designed to meet the anticipated FAA UAV (drone) guidelines expected in mid 2016.

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

We have applied for a Certificate of Airworthiness (COA) from the FAA together with the University of Cincinnati and expect to be testing outdoors at the Wilmington Airpark, Wilmington, OH before the end of the 3rd Quarter. This COA will allow us to complete our research and development on the automated delivery system. We have also applied for a Section 333 exemption docket # FAA-2015-3055 to perform actual deliveries with a UAV that leaves from and returns to a package delivery vehicle. Our exemption will be done in conjunction with a large package delivery company partner.

Results of Operations

Our condensed consolidated statement of operations data for the period presented follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

Sales	$67,980	$177,459	$67,980	$177,459

Operating Expenses
Selling, general and administrative	968,811	1,178,970	2,037,058	1,724,500
Research and development	872,234	899,662	1,719,368	1,469,017
Total operating expenses	1,841,045	2,078,632	3,756,426	3,193,517

Interest expense, net	108,227	64,759	252,205	156,977

Net loss	$(1,881,292)	$(1,965,932)	$(3,940,651)	$(3,173,035)

Revenue

Revenue for the three and six months ended June 30, 2015 were $68,890 related to delivery of prototypes for a large transportation company. Revenue for the three and six months ended in June 30, 2014 were $177,459 related to delivery of conversion of an all-electric Para-transit 12 passenger bus to BARTA (Berks County Regional Transit Authority) of Pennsylvania.

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

SG&A expenses during the three months ended June 30, 2015 were $969 thousand, a decrease from $1.2 million for the three months ended June 30, 2014. The decrease in our SG&A expenses consisted primarily in employee stock compensation expenses.

SG&A expenses during the six months ended June 30, 2015 were $2.0 million, an increase from $1.7 million for the six months ended June 30, 2014. The increase in our SG&A expenses consisted primarily in employee compensation expenses related to higher headcount to support the sales and technical activities as well as additional employee expenses, and consulting expenses as a result of our production and sales efforts and focus on research and development and marketing of our new technologies.

Research and Development Expenses

Research and development expenses consist primarily of personnel costs for our teams in engineering and research, prototyping expense, and contract and professional services.  Union City plant expenses prior to the start of production are also included in research and development expenses.

R&D expenses during the three months ended June 30, 2015 were $872 thousand a decrease from $899 thousand for the three months ended June 30, 2014. The decrease in our R&D expenses consisted primarily in slightly lower component purchases due to delivery of prototypes during the quarter.

R&D expenses during the six months ended June 30, 2015  were $1.7 million, an increase from $1.4 million for the six months ended June 30, 2014. The increase in our R&D expenses is the result of an increase of engineering employee and consulting expense, prototype component increase expense and vehicle testing incurred during the first quarter of the year.

Interest Expenses

Our interest expense is incurred primarily from our long term loan with Navistar in connection to the purchase of the Union City plant mentioned before in the Property, Plant and Equipment and Long Term Loan notes to the financial statements.

Interest expenses during the three months ended June 30, 2015 were $108 thousand an increase from $65 thousand for the three months ended June 30, 2014. The increase in the quarter consisted primarily in additional financing fees and expenses.

Interest expenses during the six months ended June 30, 2015 were $252 thousand, an increase from $157 thousand for the six months ended June 30, 2014. The higher expense was due to an increase of principal due to capitalization of interests to the Navistar loan and interest owed on loans and notes from investors. Accrued interests of $34 thousand from those notes were converted to Equity during the first quarter.

Liquidity and Capital Resources

Summary of Cash Flows

	Six Months Ended June 30,
	2015	2014

Net cash used in operating activities	(2,821,158)	(1,894,631)
Net cash used in investing activities	(35,530)	–
Net cash provided by financing activities	2,575,361	3,693,788

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

During the six months ended June 30, 2015 and 2014, cash used in operating activities was $2.8 million and $1.9 million. The decrease in operating cash flows in 2015 as compared to 2014 was due to an increase in operating activities related to the design and manufacturing of new customer orders and testing of new product designs and higher operating expenses in R&D and SG&A.

Cash Flows from Investing Activities

Cash flow from investing activities primarily relates to capital expenditures to support our future growth in operations.

We spent $36 thousand in new equipment during the six months ended June 30, 2015.

Cash Flows from Financing Activities

During the six months ended June 30, 2015 and 2014, net cash provided by financing activities was $2.5 million and $3.7 million. Cash flows from financing activities during the six months ended June 30, 2015 consisted primarily of $392 thousand from a conversion of a note payable, $460 thousand from proceeds from notes payable, $700 thousand from shareholder advances and $1.0 million of issuance of common stock. In 2014 we had $5.9 million from issuance of common stock, offset by $320 thousand payment of long-term debt and 1.9 million of capitalization of shareholder advances.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Pursuant to Rules 13a-15(b) and 15-d-15(b) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer of the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. The term “disclosure controls and procedures”, as defined under Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Based upon the evaluation of the disclosure controls and procedures at the end of the period covered by this report, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2015 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have incurred net losses amounting to $36.2 million for the period from inception (February 20, 2007) through June 30, 2015.  In addition, as of June 30, 2015, we had a working capital deficiency of $4.2 million.  We have had net losses in each quarter since our inception. We expect that we will continue to incur net losses for the foreseeable future. We may incur significant losses in the future for a number of reasons, including the other risks described in this prospectus, and we may encounter unforeseen expenses, difficulties, complications, delays and other unknown events. Accordingly, we may not be able to achieve or maintain profitability. Our management is developing plans to alleviate the negative trends and conditions described above and there is no guarantee that such plans will be successfully implemented.  Our business plan has changed from concentrating on the electric passenger vehicle market to the electric medium duty trucks, but is still unproven.  There is no assurance that even if we successfully implement our business plan, that we will be able to curtail our losses.  If we incur additional significant operating losses, our stock price may decline, perhaps significantly.

We have yet to achieve positive cash flow and, given our projected funding needs, our ability to generate positive cash flow is uncertain.

We have had negative cash flow from operating activities of $1.5 million and $556 thousand for the six months ended June 30, 2015 and 2014. We anticipate that we will continue to have negative cash flow from operating and investing activities for the foreseeable future as we expect to incur increased research and development, sales and marketing, and general and administrative expenses and make significant capital expenditures in our efforts to increase sales and commence operations at our Union City facility. Our business also will at times require significant amounts of working capital to support our growth, particularly as we acquire inventory to support our anticipated increase in production. An inability to generate positive cash flow for the foreseeable future may adversely affect our ability to raise needed capital for our business on reasonable terms, diminish supplier or customer willingness to enter into transactions with us, and have other adverse effects that may decrease our long-term viability. There can be no assurance we will achieve positive cash flow in the foreseeable future.

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

From February 26, 2015 through April 7, 2015, the Company entered into subscription agreements with accredited investors (the “2015 Accredited Investors”) pursuant to which the 2015 Accredited Investors purchased an aggregate of 3,209,841 shares of the Company’s common stock (the “2015 Subscription Shares”) for an aggregate purchase price of $930,854. The 2015 Subscription Shares were offered and sold to the 2015 Accredited Investors in a private placement transaction made in reliance upon exemptions from registration pursuant to Section 4(2) under the Securities Act of 1933 (the “Securities Act”) and/or Rule 506 promulgated under the Securities Act. The 2015 Accredited Investors are accredited investors as defined in Rule 501 of Regulation D promulgated under the Securities Act.

On June 17, 2015, the Company issued a Promissory Note (the “Note”) to JMJ Financial (“JMJ”) in the principal amount of $100,000. JMJ has the ability to fund up to $400,000. On June 17, 2015, JMJ funded an initial tranche of $100,000 pursuant to the terms thereof.   The principal sum of the Note carries a $40,000 original issue discount (“OID”), which is prorated on the full $400,000 based on the consideration paid by JMJ.  In its sole discretion JMJ may, but is not obligated to, pay additional consideration to us through additional tranches of funding up to the amount of the Note.  The maturity date of each tranche funded under the Note is two years from the date of each payment by JMJ. The principal amount of the Note due JMJ is prorated based upon the consideration actually paid to us, plus a 10% OID, and we are only obligated to repay the amount of the funded Note, together with interest and fees.  The Note may be prepaid by us at any time on or before 90 days from the date of issue interest free.  After the initial 90 day period the Note bears a one-time interest charge of 12% applied to the principal sum.  We are not permitted to prepay the Note after the expiration of the initial 90 day period.  The Note contains default events which, if triggered and not timely cured (if curable), will result in a default interest rate of 18% per annum and a default payment. All principal and accrued interest on the Note is convertible into shares of the Company’s common stock at the election of JMJ at any time at a conversion price of the lesser of $0.30 or 60% of the lowest trade price in the 25 trading days prior to conversion. Failure of the Company to deliver shares to JMJ via DWAC upon conversion shall result in an additional 10% discount to the conversion price; and, if the shares are ineligible for deposit into the DTC system, an additional 5% discount to the conversion price shall apply. Unless agreed to in writing by both parties, JMJ may not convert any amount of the Note into common stock that would result in it owning more than 4.99% of our outstanding common stock. The Company agreed to include the shares of common stock underlying the Note in the next registration statement we may file with the SEC.  If the Company does not include such shares of common stock underlying the Note in the next registration statement, liquidated damages in an amount which is the greater of 25% of the outstanding principal balance of the Note or $25,000 are payable to JMJ. So long as the Note is outstanding, if the Company should issue any security with terms more favorable to the holder that the Note, or with a term not similarly provided to JMJ in this Note, the Company is obligated to notify JMJ and, at JMJ’s option, it may become a part of the successive transaction. The sale of the Note was completed on June 17, 2015. As of the date hereof, the Company is obligated on $100,000 in face amount of Note issued to JMJ. The Note is a debt obligation arising other than in the ordinary course of business which constitute a direct financial obligation of the Company.

On June 30, 2015, (the “Initial Closing Date”), the Company entered into a Securities Purchase Agreement (the “Peak One Agreement”) with Peak One Opportunity Fund L.P., a Delaware limited partnership (“Peak One”). Pursuant to the Peak One Agreement, Peak One agreed to purchase from the Company up to $500,000 in convertible debentures (the “Debentures”), bearing interest at a rate of 0% per annum, with maturity on the third anniversary of the respective date of issuance, for an aggregate purchase price of $450,000. On the Initial Closing Date, the Company issued and sold to Peak One, and Peak One purchased from the Company, a first Debenture in the principal amount of $150,000 for a purchase price of $135,000. The Peak One Agreement provides that, subject to the Company's compliance with certain conditions to closing, (i) any time after 60 days from the Initial Closing Date, the Company will issue and sell to Peak One, and Peak One will purchase from the Company, a second Debenture in the principal amount of $150,000 for a purchase price of $135,000 and (ii) any time after 60 days from the closing of the second Debenture, the Company will issue and sell to Peak One, and Peak One will purchase from the Company, a third Debenture in the principal amount of $200,000 for a purchase price of $180,000. The Company will use the proceeds from the Debentures for general working capital purposes. The principal amount of the Debentures can be converted at the option of Peak One into shares of the Company's common stock, par value $0.001 per share, at a conversion price per share equivalent to the lower of $0.30 or 65% of the lowest closing bid price for the Company's common stock during the previous 20 trading days. As part of the transaction, the Company agreed to reimburse Peak One for certain transaction costs and expenses in relation thereto, and to pay Peak One Investments, LLC (“Peak One Investments”) the amount of $5,000 and issue 75,000 shares of the Company's common stock as restricted shares. The Debentures may not be converted and/or exercised into more than 4.99% of the Company's outstanding common stock at any point in time. At the option of the Company and subject to certain conditions, upon no more than two days written notice, the outstanding principal and accrued interest of the Debentures will be redeemable, in whole or in part, at (i) 100% of the principal amount of and accrued interest on the Debenture to be redeemed if the redemption occurs within ninety 90 days after the closing date, (ii) 110% of the principal amount of the Debenture to be redeemed if the redemption occurs between 91 and 120 days after the closing date, (iii) 120% of the principal amount on the Debenture if the redemption occurs between 121 days and 150 days of the closing date, (iv) 125% of the principal amount on the Debenture if the redemption occurs 151 days and 180 days of the closing date and (v) 130% if the redemption occurs more than 181 days following the closing date.

On July 7, 2015 (the “Issuance Date”), the Company entered into a Convertible Note (the “Vista Note”) with Vista Capital Investments, LLC (“Vista”) in the Original Principal Amount of $250,000 (including a 10% Original Issue Discount (“OID”)). Future advances under the Vista Note are at the sole discretion of Vista. The Company is only required to repay the amount funded, including the prorated portion of the OID. On July 8, 2015, the Company received $100,000 of proceeds under the Vista Note (the "Initial Funding"). The Vista Note matures 24 months from the date funded, has a one-time 12% interest charge if not paid within 90 days, and is convertible at the option of Vista into shares of the Company’s common stock at the lesser of $0.25 per share or 60% of the lowest trade occurring during the twenty five consecutive trading days immediately preceding the applicable conversion date on which the holder elects to convert all or part of the Vista Note, subject to adjustment as provided for in the Vista Note. The Vista Note may not be converted and/or exercised into more than 4.99% of the Company's outstanding common stock at any point in time. The Vista Note might be accelerated if an event of default occurs under the terms of the Vista Note, including the Company’s failure to pay principal and interest when due, certain bankruptcy events or if the Company is delinquent in its SEC filings. The Vista Note also contains certain representations, warranties, covenants and events of default, and increases in the amount of the principal and interest rate under the Vista Note in the event of such defaults.

On July 13, 2015 (the “Issuance Date”), the Company completed the sale of a Convertible Note (“Cardinal Note”) in the principal amount $250,000 to Cardinal Capital Group, Inc. (“Cardinal Group”).  The Cardinal Note has an Original Issue Discount (“OID”) of $25,000 and carries a one-time interest charge of 12% payable on the entire principal amount.  The Cardinal Note matures on July 13, 2017 (“Maturity Date”). The Cardinal Note may be prepaid in whole or in part, at any time during the period beginning on the Closing Date and ending on the date which is 120 days following the issue date, beginning at 120% of the outstanding principal and accrued interest during the first 90 days and 140% between days 90 and 120 after the Closing Date.  The Cardinal Note may not be prepaid after 120 days from the Closing Date without written consent of Cardinal Group. The Cardinal Note is convertible into The Company’s common stock, at Cardinal Group’s option, at the lesser of (a) $0.20 or (b) 60% of the lowest trade occurring during the twenty five (25) consecutive trading days immediately preceding the applicable conversion date.  The conversion price is subject to proportional adjustment in the event of stock splits, stock dividends, and similar corporate events. The Cardinal Group has agreed to restrict its ability to convert the Cardinal Note and receive shares of common stock such that the number of shares of common stock held by them in the aggregate and their affiliates after such conversion or exercise does not exceed 9.99% of the then issued and outstanding shares of common stock.  The Cardinal Note also provides for penalties and rescission rights if the Company does not deliver shares of its common stock upon conversion within the required timeframes.

On February 13, 2015 Marshall Cogan entered into an agreement with the Company to serve as Chief Investment Officer. In addition, Mr. Cogan was appointed as Chairman of the Board of directors for the Company, replacing James Taylor, who remains on the Board as a director.  Mr. Cogan entered into a letter of agreement with the Company to receive an annual salary of $135,000 and options to acquire 7,500,000 shares of common stock, exercisable for the three year Employment Term at $0.15 per share ("Executive Stock Options"), subject to vesting. The Executive Stock Options were to be earned and vested in equal tranches of 2,500,000 on the one-year, two-year and three-year anniversary of the agreement, which such vesting is subject to Executive's continued employment as an executive with the Company as of the vesting date. In May 2015, the Company terminated Marshall S. Cogan as Chief Investment Officer. Further, the Executive Employment Agreement and the Stock Option Agreement entered between the Company and Mr. Cogan dated February 13, 2015 have also been terminated. On June 17, 2015, Mr. Cogan submitted his resignation as a director of the Board of Directors (the “Board”) of the Company. Prior to his resignation, Mr. Cogan served as Chairman of the Board. Effective as of his resignation, Mr. Cogan is no longer a member of the Board nor does he serve as Chairman. Mr. Cogan did not serve on any committees to the Board.

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

On May 24, 2015, the Company terminated Marshall S. Cogan as Chief Investment Officer. Further, the Executive Employment Agreement and the Stock Option Agreement entered between the Company and Mr. Cogan dated February 13, 2015 have also been terminated. Mr. Cogan will continue to serve as Chairman of the Board of Directors.

ITEM 6. EXHIBITS

Exhibit No.	Description

3.1	Certificate of Designation for Series A Preferred Stock (1)
3.2	Certificate of Change (2)
3.3	Certificate of Correction (2)
3.4	Articles of Merger (3)
3.5	Certificate of Correction (Articles of Merger) (3)
3.6	Certificate of Amendment to the Certificate of Incorporation (4)
3.7 3.8	Certificate of Incorporation (5) Articles of Merger between AMP Holding Inc. Workhorse Group Inc. (22)
4.1	Stock Option to acquire 500,000 shares of common stock issued to James Taylor dated May 25, 2011 (6)
4.5	Common Stock Purchase Warrant to acquire 500,000 shares of common stock issued to James Taylor dated May 25, 2011 (6)
4.6	Stock Option to acquire 500,000 shares of common stock issued to Stephen Burns dated May 25, 2011 (6)
4.7	Common Stock Purchase Warrant to acquire 500,000 shares of common stock issued to Stephen Burns dated May 25, 2011 (6)
4.8	Conversion Letter Agreement by and between Stephen Burns and AMP Holding Inc. (7)
4.9	Promissory Note in the principal amount of $232,400 dated November 20, 2012 payable to EASi and Aerotek (8)
4.10	Form of Subscription Agreement by and between AMP Holding Inc. and the January 2013 Accredited Investor (9)
4.12	Form of Warrant by and between AMP Holding Inc. and the January 2013 Accredited Investor (9)
4.13	Promissory Note dated January 29, 2013 (9)
4.14	Common Stock Purchase Warrant issued to Stephen Baksa (10)
4.15	Secured Debenture by and between Workhorse Custom Chassis, LLC and AMP Trucks Inc. dated March 13, 2013 (11)
4.16	Security Agreement by and between Workhorse Custom Chassis, LLC and AMP Trucks Inc. dated March 13, 2013 (11)
4.17	Mortgage, Security Agreement, Assignment of Rents and Fixture Filing by and between Workhorse Custom Chassis, LLC and AMP Trucks Inc. dated March 13, 2013 (11)
4.18	Form of Subscription Agreement entered by and between AMP Holding Inc. and the March 2013 Accredited Investors (11)
4.19	Form of Common Stock issued to the March 2013 Accredited Investors (11)
4.20	2014 Incentive Stock Plan (12)
4.23	Subscription Agreement by and between AMP Holding, Inc. and Joseph T. Lukens (13)
4.24	Form of Common Stock Purchase issued to Joseph T. Lukens (13)
4.26	Form of Subscription Agreement entered between AMP Holding Inc. and the December 2014 Investors (20)
4.27	Form of 14% Unsecured Convertible Promissory Note issued to the December 2014 Investors (20)
4.28	Form of Common Stock Purchase Warrant issued to the December 2014 Investors (20)
4.29	Stock Option Agreement issued to James Taylor dated February 13, 2015 (21)
4.30	Promissory Note Issued to JMJ Financial (23)
4.31	Securities Purchase Agreement, dated June 30, 2015, between the Company and Peak One (24)
4.32	Debenture, issued June 30, 2015, by the Company to Peak One (24)
4.33	$250,000 Convertible Note, dated July 7, 2015, issued to Vista capital Investments, LLC (25)
4.34	$250,000 Convertible Note, dated July 13, 2015, issued to Cardinal Capital Group, Inc. (26)

10.1	Share Exchange Agreement dated as of December 28, 2009 by and among Advanced Mechanical Products, Inc., the shareholders of Advanced Mechanical Products, Inc. and Title Starts Online, Inc. (1)
10.2	Director Agreement by and between AMP Holding Inc., and James E. Taylor dated October 11, 2010 (14)
10.3	Employment Agreement by and between AMP Holding Inc. and Stephen S. Burns dated December 8, 2010 (15)
10.4	Letter Agreement by and between AMP Holding Inc. and Martin J. Rucidlo dated August 24, 2012 (16)
10.17	Release and Settlement Agreement by and between ESG Automotive, Inc., AMP Holding Inc. and AMP Electric Vehicles Inc. (8)
10.18	Conversion Agreement by and between AMP Holding Inc. and an accredited investor dated February 21, 2013 (9)
10.19	Asset Purchase Agreement by and between Workhorse Custom Chassis, LLC, as Seller, and AMP Trucks Inc., as Buyer dated as of March 4, 2013 (11)
10.20	Amendment No. 1 to the Asset Purchase Agreement by and between Workhorse Custom Chassis, LLC, as Seller, and AMP Trucks Inc., as Buyer dated as of March 13, 2013 (11)
10.21	Employment Agreement between AMP Holding Inc. and Julio C. Rodriguez dated August 15, 2013 (17)
10.23	Director Agreement by and between AMP Holding Inc. and Raymond Chess dated October 24, 2013 (18)
10.24	Executive Employment Agreement entered between AMP Holding Inc. and Mashall S. Cogan dated February 13, 2015 (21)
10.25	Director Agreement entered between AMP Holding Inc. and Marshall S. Cogan dated February 13, 2015 (21)
10.26	Stock Option Agreement entered between AMP Holding Inc. and Marshall S. Cogan dated February 13, 2015 (21)
21.1	List of Subsidiaries (19)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on January 4, 2010.

(2)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on May 25, 2010.

(3)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on May 25, 2010.

(4)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on September 10, 2010.

(5)	Incorporated by referenced to the Form SB-2 Registration Statement filed with the Securities and Exchange Commission on February 4, 2008.

(6)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on June 1, 2011.

(7)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on July 11, 2012.

(8)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on January 11, 2013.

(9)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on February 5, 2013.

(10)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on February 28, 2013.

(11)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on March 13, 2013.

(12)	Incorporated by reference to the Form S-8 Current Report filed with the Securities and Exchange Commission on January 17, 2014.

(13)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on March 19, 2014.

(14)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on October 19, 2010.

(15)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on December 13, 2010.

(16)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on August 30, 2012.

(17)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on August 16, 2013.

(18)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on October 30, 2013.

(19)	Incorporated by reference to the Form 10-K Annual Report filed with the Securities and Exchange Commission on April 15, 2014.

(20)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on December 11, 2014.

(21)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on February 19, 2015.

(22)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on April 16, 2015.

(23)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on June 19, 2015.

(24)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on July 1, 2015.

(25)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on July 14, 2015.

(26)	$250,000 Convertible Note, dated July 13, 2015, issued to Cardinal Capital Group, Inc.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

WORKHORSE GROUP INC.

Dated: August 14, 2015	By:	/s/ Stephen S. Burns
Name: Stephen S. Burns
Title: Chief Executive Officer (Principal Executive Officer)

Dated: August 14, 2015	By:	/s/ Julio C. Rodriguez
Name: Julio C. Rodriguez
Title: Chief Financial Officer
(Principal Financial and Accounting Officer)

