Form 10-Q
period 2015-09-30
Workhorse Group Inc.
filed 2015-11-16
CIK 1425287

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

or

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $0.001 par value per share	181,126,366
(Class)	(Outstanding at November 16, 2015)

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

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

        Workhorse Group, Inc.

        Consolidated Balance Sheets

        September 30, 2015 and December, 31 2014

	Unaudited
Assets	September 30, 2015	December 31, 2014

Current assets:
Cash and cash equivalents	$140,877	$442,257
Inventory	198,972	392,750
Prepaid expenses, deposits and deferred costs	1,086,987	74,623
	1,426,836	909,630

Property, plant and equipment, net	3,793,114	4,042,359
	$5,219,950	$4,951,989

Liabilities and Stockholders' Equity (Deficit)

Current liabilities:
Accounts payable	$1,781,632	$1,603,555
Accounts payable, related parties	318,980	384,776
Notes payable	780,000	1,243,000
Shareholder advances	1,112,200	–
Current portion of long-term debt	2,762,500	35,904
	$6,755,312	$3,267,235

Long-term debt	10,000	2,494,141

Stockholders' equity (deficit):
Series A preferred stock, par value of $.001 per share 75,000,000 shares shares authorized, 0 shares issued and outstanding at December 31, 2013
and December 31, 2012	–	–
Common stock, par value of $.001 per share 500,000,000 shares authorized,
175,998,198 shares issued and outstanding at September 30, 2015 and
149,944,982 shares issued and outstanding at December 31, 2014	175,990	149,937
Additional paid-in capital	31,836,256	27,128,582
Stock based compensation	6,207,284	6,002,586
Accumulated deficit during the development stage	(39,764,892)	(34,090,492)
	(1,545,362)	(809,387)

	$5,219,950	$4,951,989

See accompanying notes to financial statements.

        Workhorse Group, Inc.

        Consolidated Statements of Operations

        For the Three and Nine Months Ended September 30, 2015 and 2014

        (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

Sales	$72,000	$–	$139,980	$177,459

Operating Expenses
Selling, general and administrative	1,789,435	797,195	2,758,245	2,521,695
Research and development	1,745,981	895,669	2,618,215	2,364,686
Total operating expenses	3,535,416	1,692,864	5,376,461	4,886,381

Interest expense, net	329,692	95,001	437,919	251,978

Net loss during the development stage	$(3,793,108)	$(1,787,865)	$(5,674,400)	$(4,960,900)

Basic and diluted loss per share	$(0.02)	$(0.01)	$(0.04)	$(0.03)

Weighted average number of common
shares outstanding	158,172,668	146,897,008	158,172,668	146,897,008

See accompanying notes to financial statements.

    Workhorse Group, Inc.

    Consolidated Statements of Cash Flows

    For the Nine Months Ended September 30, 2015 and 2014

    (Unaudited)

	Nine Months Ended September 30,
	2015	2014

Cash flows from operating activities:
Net loss during the development stage	$(5,674,400)	$(4,960,900)
Adjustments to reconcile net loss from operations
to cash used by operations:
Depreciation	281,774	294,576
Stock based compensation	279,335	1,285,118
Interest expense on convertible debentures	–	13,269
Rent and legal, consulting and investment services	168,873	794,547
Interest expense paid in kind	247,500	225,000
Inventory reserve	193,778	–
Effects of changes in operating assets and liabilities:
Prepaid expenses and deposits	(12,364)	(26,998)
Accounts payable	406,262	(190,451)
Accounts payable, related parties	(65,797)	(114,523)
Customer deposits	–	(177,500)

Net cash used by operations	(4,175,038)	(2,857,862)

Cash flows from investing activities:
Capital expenditures	(32,529)	–

Net cash used by investing activities	(32,529)	–

Cash flows from financing activities:
Proceeds from notes payable	1,172,000	–
Payments on long-term debt	(5,045)	(323,323)
Shareholder advances, net of repayments	1,712,200	(1,934,300)
Issuance of common and preferred stock	1,027,032	5,942,300

Net cash provided by financing activities	3,906,187	3,684,677

Change in cash and cash equivalents	(301,380)	826,815

Cash at the beginning of the period	442,257	7,019
Cash at the end of the period	140,877	833,834

During 2015, $116,500 in accounts payable were satisfied through the issuance of common stock.

During 2015, $1,635,000 in Notes Payable and $34,249 in accrued interests were satisfied through the issuance of common stock.

During 2015 $600,000 in shareholder advances were converted to common stock.

During 2015, $77,436 in wages payable were converted to options to purchase common stock.

During 2015, issued $1,000,000 in common stock to satisfy fees related to the initiation of a private placement memorandum.

              See accompanying notes to financial statements.

Workhorse Group Inc.

Notes to Consolidated Financial Statements

(Unaudited)

1.	SUMMARY OF SIGNIFICANT ACCOUNTING PRINICPLES

The following accounting principles and practices are set forth to facilitate the understanding of data presented in the financial statements:

Nature of operations and principles of consolidation

Workhorse Group Inc. (Workhorse, the Company, we, us or our) designs, develops, manufactures, and sells high-performance, medium-duty trucks with advanced powertrain components under the Workhorse chassis brand.

Workhorse, formerly known as Title Starts Online, Inc. and AMP Holding Inc., was incorporated in the State of Nevada in 2007 with $3,100 of capital from the issuance of common shares to the founding shareholder. On August 11, 2008 the Company received a Notice of Effectiveness from the U.S. Securities and Exchange Commission, and on September 18, 2008, the Company closed a public offering in which it accepted subscriptions for an aggregate of 200,000 shares of its common stock, raising $50,000 less offering costs of $46,234. With this limited capital the Company did not commence operations and remained a “shell company” (as defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended).

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

Since the acquisition, the Company has devoted the majority of its resources to the development of an all-electric drive system capable of moving heavy large vehicles ranging from full size SUV’s up to and including Medium Duty Commercial trucks.  Additionally, in February 2013, the Company formed a new wholly owned subsidiary, AMP Trucks Inc., an Indiana corporation. On March 13, 2013 AMP Trucks Inc. closed on the acquisition of an asset purchase of Workhorse Custom Chassis, LLC.  The assets included in this transaction included:  the Workhorse brand, access to the dealer network of 440 dealers nationwide, intellectual property, and all physical assets which included the approximately 250,000 sq. ft. of facilities on 48 acres of land in Union City, Indiana.  This acquisition allows the Company to position itself as a medium duty OEM capable of producing new chassis with electric, propane, compressed natural gas, and hybrid configurations, as well as gasoline drive systems.  Revenues since the inception of the Company, February 20, 2007, through the date of these financial statements have not been significant and consist of customer vehicle conversions and sales of experimental vehicles.

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

Buildings:  15 - 30 years

Leasehold improvements:  7 years

Software:  3 - 6 years

Equipment:  5 years

Vehicles and prototypes:  3 - 5 years

Capital stock

On April 22, 2010, the directors of the Company approved a forward stock split of the common stock of the Company on a 14:1 basis.  On May 12, 2010, the stockholders of the Company voted to approve the amendment of the certificate of incorporation resulting in a decrease of the number of shares of Common stock.   Management filed the certificate of amendment decreasing the authorized shares of common stock with the State of Nevada on September 8, 2010. On February 11, 2015, the Company filed a certificate of amendment to its articles of incorporation to increase teh authorized shares of common stock to 500,000,000.

The capital stock of the Company is as follows:

Preferred Stock - The Company has authorized 75,000,000 shares of preferred stock with a par value of $.001 per share.  These shares may be issued in series with such rights and preferences as may be determined by the Board of Directors.  There are no shares of preferred stock outstanding.

Common Stock - The Company has authorized 500,000,000 shares of common stock with a par value of $0.001 per share.

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

As no taxable income has occurred from the date of this merger to September 30, 2015 cumulative deferred tax assets of approximately $10.3 million are fully reserved, and no provision or liability for federal or state income taxes has been included in the financial statements.  Carryover amount are:

Approximate net operating loss ($ millions)	Carryover to be used against taxable income generated through year

3.6	2030
6.7	2031
3.9	2032
4.7	2033
6.1	2034
5.3	2035

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

Research and development costs

The Company expenses research and development costs as they are incurred. Research and Development costs were approximately $2.6 million and $2.4 million for the nine months period ended September 30, 2015 and 2014 respectively, consisting primarily of personnel costs for our teams in engineering and research, prototyping expense, and contract and professional services.  Union City plant expenses prior to the start of production are also included in research and development expenses.

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

Subsequent events

The Company evaluates events and transactions occurring subsequent to the date of the consolidated financial statements for matters requiring recognition or disclosure in the consolidated financial statements. The accompanying consolidated financial statements consider events through November 16, 2015, the date on which the consolidated financial statements were available to be issued.

2.	PROPERTY, PLANT AND EQUIPMENT

As of September 30, 2015 and December 31, 2014, our property, plant and equipment, net, consisted of the following:

	September 30, 2015	December 31, 2014
Land	300,000	300,000
Buildings	3,800,000	3,800,000
Leasehold Improvements	19,225	19,225
Construction in progress	18,026	23,104
Software	27,721	27,721
Equipment	707,790	670,183
Vehicles and prototypes	164,959	164,959
	5,037,721	5,005,192
Less accumulated depreciation	(1,244,607)	(962,833)
	3,793,114	4,042,359

3.	LONG-TERM DEBT

Long-term debt consists of the following:

	September 30, 2015	December 31, 2014
Secured debenture payable to Workhorse Custom Chassis, LLC, due March 2016 plus interest at 10%. The debenture is secured by the real estate and related assets of the plant located in Union City, Indiana with a net book value of $3,716,685 at September 30, 2015	2,722,500	2,475,000

Note payable, Bank due in monthly installments of $635 including interest at 5.04%. The note was paid on August 2015.	–	4,711

Note payable, vendor due in monthly installments of $439 including interest at 8.00% with the final payment due December 2014. The note was paid during 2015	–	334

Note payable to the City of Loveland, due in annual installments of $10,241 including interest with the final payment due October 2016. Interest rate amended to 8.00%. The note is unsecured and contains restrictions on the use of proceeds.	50,000	50,000

	2,772,500	2,530,045
Less current portion	2,762,500	35,904
Long term debt	10,000	2,494,141

Aggregate maturities of long-term debt are as follows:

2015	2,762,500
2016	10,000
2,772,500

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

The Company entered into Subscription Agreements with five accredited investors (the “December 2014 Investors”) between November 24, 2014 and December 29, 2014 providing for the sale by the Company to the December 2014 Investors of 14% Unsecured Convertible Promissory Notes in the aggregate amount of $1,243,000 (the "December 2014 Notes"). In addition to the December 2014 Notes, the December 2014 Investors also received common stock purchase warrants (the “December 2014 Warrants”) to acquire 4,439,287 shares of common stock of the Company. The December 2014 Warrants are exercisable for five years at an exercise price of $0.14. The initial closing of $200,000 was on November 24, 2014, the second closing of $700,000 was on December 8, 2014 and the third closing of $343,000 was on December 30, 2014.

In March 2015 the note and accrued interests were converted to equity.

In June and July 2015, the Company issued Promissory Notes with a maturity of two and three years and an original issue discount of approximately 10%. The Notes may be prepaid at any time on or before 90 days from the date of issue. After the initial 90 day period the Note bears interest charge of 12% applied to the principal sum. Amounts outstanding on these notes were $480,000 as of September 30, 2015.

The Company issued a promissory note to an accredited investor in consideration of $300,000. The interest on the unpaid principal balance is a rate of ten percent (10%) per annum. In the event that the Company raises in excess of $2,000,000 in equity financing, then the Company is required to use part of its proceeds to pay off this note.

5.	SHAREHOLDER AND RELATED PARTY ADVANCES

As of September 30, 2015, the Company had deposits for approximately $1.1 million that were not yet issued as common stock. The stock was issued in October 2015.

6.	LEASE OBLIGATIONS

On October 1, 2011 the Company began leasing operating facilities under an agreement expiring on September 30, 2018.  Future minimum monthly lease payments under the agreement are currently $12,598 and increase 3% in October of each year.  Prepaid expenses and deposits include a security deposit equal to $12,275.  Aggregate maturities of lease obligations are as follows:

2015	40,096
2016	161,588
2017	166,435
2018	127,614
495,733

Total rent expense under these operating type leases for the nine months ended September 30, 2015 and 2014 was $116,000 and $113,000, respectively.

7.	STOCK BASED COMPENSATION

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

The following table summarizes option activity for directors, officers and employees:

		Outstanding Stock Options
	Shares Available for Grant	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Grant Date Fair Value per Share	Weighted Average Remaining Exercise Term in Months
Balance, December 31, 2013	4,485,000	7,994,748	$0.45	$0.23	36
Additional stock reserved	5,000,000	–	$–	$–	–
Granted	(8,675,926)	8,675,926	$0.05	$0.08	58
Exercised	–	–	$–	$–	–
Forfeited	–	–	$–	$–	–
Expired	–	–	$–	$–	–
Balance, December 31, 2014	809,074	16,670,674	$0.23	$0.15	41
Additional stock reserved	7,500,000	–	$–	$–	–
Granted	(3,434,356)	3,434,356	$0.14	$0.19	59
Exercised	–	(1,250,697)	$0.01	$0.09	55
Forfeited	–	–	$–	$–	–
Expired	625,000	(625,000)	$0.45	$0.19	–
Balance 9/30/2015	5,499,718	18,229,333	$0.22	$0.16	40

The Company recorded $210,379 and $502,626 compensation expense for stock options to directors, officers and employees for the nine months ended September 30, 2015 and 2014 respectively.  As of September 30, 2015, unrecognized compensation expense of $1,435,603 is related to non-vested options granted to directors, officers and employees which is anticipated to be recognized over the next 40 months, commensurate with the vesting schedules.

Options to consultants

The Company has also granted, on various dates, stock options to purchase common stock of the Company to consultants for services previously provided to the Company.  The terms, exercise prices and vesting of these awards vary.

The following table summarizes option activity for consultants:

		Outstanding Stock Options
	Shares Available for Grant	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Grant Date Fair Value per Share	Weighted Average Remaining Exercise Term in Months
Balance, December 31, 2013	971,000	1,090,000	$0.41	$0.20	34
Additional stock reserved	2,000,000	–	$–	$–	–
Granted	(2,967,727)	2,967,727	$0.01	$0.10	54
Exercised	–	–	$–	$–	–
Forfeited	200,000	(200,000)	$–	$–	–
Expired	190,000	(190,000)	$0.50	$0.17	–
Balance, December 31, 2014	393,273	3,667,727	$0.13	$0.13	50
Additional stock reserved	–	–	$–	$–	–
Granted	–	–	$–	$–	–
Exercised	–	(225,241)	$0.01	$0.10	54
Forfeited	–	–	$–	$–	–
Expired	500,000	(500,000)	$0.53	$0.24	–
Balance 9/30/2015	893,273	2,942,486	$0.04	$0.10	32

The Company recorded $36,011 and $113,091 compensation expense for stock options to consultants for the nine months ended September 30, 2015 and 2014 respectively.  As of September 30, 2015, unrecognized compensation expense of $173,722 is related to non-vested options granted to consultants which is anticipated to be recognized over the next 34 months, commensurate with the vesting schedules.

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

The following table summarizes warrant activity for the placement agent and consultants:

		Outstanding Warrants
	Shares Available for Grant	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Grant Date Fair Value per Share	Weighted Average Remaining Exercise Term in Months
Balance, December 31, 2013	4,339,590	3,130,894	$0.46	$0.21	24
Additional stock reserved	–	–	$–	$–	–
Granted	(1,598,607)	1,598,607	$0.17	$0.06	34
Exercised	–	–	$–	$–	–
Forfeited	–	–	$–	$–	–
Expired	–	(628,013)	$0.39	$0.18	–
Balance, December 31, 2014	2,740,983	4,101,488	$0.36	$0.15	14
Additional stock reserved	–	–	$–	$–	–
Granted	(638,714)	638,714	$0.14	$0.12	28
Exercised	–	(281,571)	$0.14	$0.12	27
Forfeited	–	–	$–	$–	–
Expired	1,471,304	(1,471,304)	$0.40	$0.17	–
Balance 9/30/2015	3,573,573	2,987,327	$0.31	$0.14	10

The Company recorded $32,944 and $0 compensation expense for stock warrants to the placement agent and consultants for the nine months ended September 30, 2015 and 2014 respectively.  There is no unrecognized compensation expense for the placement agent warrants because they are fully vested at date of grant.

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

The following table summarizes warrant activity for directors and officers:

		Outstanding Warrants
	Shares Available for Grant	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Grant Date Fair Value per Share	Weighted Average Remaining Exercise Term in Months
Balance, December 31, 2013	3,489,250	3,389,250	$1.78	$0.09	22
Additional stock reserved	–	–	–	–	–
Granted	–	–	0.17	–	–
Exercised	–	–	–	–	–
Forfeited	–	–	–	–	–
Expired	–	–	–	–	–
Balance, December 31, 2014	3,489,250	3,389,250	$1.78	$0.09	9
Additional stock reserved	–	–	–	–	–
Granted	–	–	–	–	–
Exercised	–	–	–	–	–
Forfeited	–	–	–	–	–
Expired	489,250	(489,250)	0.50	0.01	–
Balance 9/30/2015	3,978,500	2,900,000	$2.00	$0.11	6

The Company recorded $0, $0 compensation expense for stock warrants to directors and officers for the nine months ended September 30, 2015 and 2014 respectively. There is no unrecognized compensation expense for these warrants because they are fully vested at date of grant.

8.	RECENT PRONOUNCEMENTS

In August 2015, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date. The amendments in this update defer the effective date of Update 2014-09 for all entities by one year. Public companies should apply the guidance in Update 2014-09 to annual reporting periods beginning after December 31, 2017, including interim reporting periods within that reporting period. Early adoption is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period.

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

9.

PRIVATE PLACEMENT MEMORANDUM

During 2015, the Company entered into a placement agency agreement with a third party to assist in raising capital. Direct costs of this private placement memorandum (PPM) will be deferred and reduce the proceeds from the shares sold in the PPM. If the PPM is not completed, all costs will be charged to expense in the period in which the PPM is terminated. Costs of $1,000,000 have been incurred and capitalized related to this PPM as of September 30, 2015 and are recorded in prepaid expenses, deposits and deferred costs.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview and Quarter Highlights

We are a U.S.-based developer of medium-duty, battery-electric delivery vehicles and unmanned aerial systems (UAS) delivery drones that are fully integrated with Workhorse electric vehicles. We recently received an initial order from United Parcel Service for 125 E-GEN trucks and, as a result, we are in the process of implementing operations as an original equipment manufacturer. We are also a developer of a cloud-based, real-time telematics performance monitoring system that tracks and displays the performance analytics and location of each Workhorse vehicle. We believe our vehicles, engineering expertise, innovation and operational structure differentiate us from traditional truck manufacturers.

We have filed a patent application for a new system that extends the range of electric vehicles while reducing the overall cost of the typical battery-electric power train. The new system, E-GEN Drive(TM), is designed specifically for the package delivery vehicle market, in which the diesel and/or gasoline-powered vehicles in use now are required to stop and restart hundreds of times a day. We believe that battery-electric technology is an ideal fit for urban and suburban delivery routes, despite the typical fleet owner's concerns about range and cost. Our E-GEN Drive system will enable our customers to keep their batteries charged to a consistent state of charge throughout the day and, since we are able to use smaller battery packs, we can reduce the cost of the entire system. Our E-GEN Drive trucks offer a three-year payback, making them price competitive with gasoline-powered trucks. When the ignition is shut off, the engine automatically turns on and recharges the battery pack. When the ignition is turned back on, the engine turns off and the vehicle reverts to all-electric power. The engine and the battery-powered motor are never in use at the same time. It is not a traditional hybrid, but an extended-range electric vehicle. As a result, we believe our new design has many benefits, including:

·	Fleet management flexibility: Depending on our customer’s driving patterns and fuel cost goals, our E-GEN drive train can be remotely adjusted to use more electric power or more internal combustion engine (ICE) power, at their choice.

·	Energy efficiency and cost of ownership: We believe our trucks offer customers an attractive cost of ownership profile compared to similar products. Using a single electric power train with a small ICE enables us to create a lighter, more energy efficient vehicle that is mechanically simple. Since we are able to use smaller battery packs, we can reduce the cost of the entire system. Additionally, government incentives can further reduce the cost of ownership.

·	High performance: We believe our trucks deliver an unparalleled driving experience, with powerful acceleration for the most demanding applications while also providing the added benefit of an extremely quiet operation.

We believe the benefits of our new design also provide customers additional benefits, which include:

·	Gaining a competitive edge to increase market share

·	Improving profitability created by

·	Decrease maintenance costs

·	Reduced fuel expenses

·	Increasing the number of deliveries per day through more efficient delivery methods

·	Strengthening sustainability programs

·	Improving driver safety

·	Reducing total cost of ownership for each vehicle

We have developed our second generation, full-electric truck, “E-100”, which is a significant improvement over our first generation vehicle. The second-generation vehicle includes a single powerful electric motor with no transmission and new lighter, high-density Lithium-ion batteries, giving the vehicle a range of up to 100 miles.

In March of 2013, we purchased the former Workhorse Custom Chassis assembly plant in Union City, Indiana from Navistar International (NAV: NYSE). With this acquisition, we acquired the capability to be an Original Equipment Manufacturer (OEM) of Class 3-6 commercial-grade, medium-duty truck chassis, to be marketed under the Workhorse® brand.

Ownership and operation of this plant enables us to build new chassis with gross vehicle weight capacities of between 10,000 and 26,000 pounds. These chassis are our new 88”-track (W88) and include either of our two second-generation, battery-electric drive trains, both powered by Panasonic 18650 Li-ion cells. The W88 truck chassis will be offered to fleet purchasing managers at price points that are both attractive and cost competitive.

At the same time, we intend to partner with engine suppliers and body fabricators to offer fleet-specific, custom, purpose-built chassis that provide total cost of ownership solutions that are superior to the competition.

In addition to having the ability to build our own chassis, we design and produce battery-electric power trains that can be installed in new Workhorse chassis or installed as repower packages to convert used Class 3-6 medium-duty vehicles from diesel or gasoline power to electric power. Our approach is to provide battery-electric power trains utilizing proven, automotive-grade, mass-produced parts in their architectures, coupled with in-house control software that we have developed over the last five years.

The Company is also seeking to re-design the future of parcel delivery aviation: HorseFly™, an Unmanned Aerial Vehicle (UAV) that is designed for the package delivery market as well as other commercial applications. Our UAV works in tandem with our electric trucks to bring a practical low cost solution to making the last mile more efficient and cost effective for our parcel customers. HorseFly™ is designed to further improve package delivery efficiencies and has been developed in conjunction with the University of Cincinnati, one of the country’s foremost educational institutions for drone research, and the FAA. Although the FAA rules governing the use of drones have not been finalized, we believe that HorseFly™ is built to comply with the nature of the FAA proposed rules.

Recent Developments

On August 7, 2015, the Company entered into a Prime Order under the Vehicle Purchase Agreement with UPS, pursuant to which UPS agreed to purchase 125 E-GEN trucks. In addition, Workhorse also received orders for two E-Gen vehicles from UPS for testing, which have been delivered.

Workhorse had previously entered into a purchase agreement with UPS to supply 18 all-electric Workhorse E-100 Walk-In Vans to be deployed in the Houston-Galveston, Texas area. The U.S. Department of Energy selected this project to improve local air quality in the Houston-Galveston area, which is currently designated as a National Ambient Air Quality Non-Attainment Area. The purchase agreement requires an initial vehicle to be approved by UPS prior to delivering additional vehicles. After approval of the initial vehicle, we are scheduled to deliver five vehicles per month over a period of three to four months. As of the date hereof, Workhorse has delivered one E-100 All Electric vehicle and, pending receipt of approval, is in the process of finalizing the manufacture of one additional vehicle.

Currently, the schedule agreed to with UPS for the Prime Order requires that we deliver 20 vehicles per month, beginning in February 2016. However, these deadlines are expected to evolve as UPS operations personnel from seven states will be involved in the scheduling. There is no guarantee that the Company will be able to perform under the Prime Order or the E-100 order and, if it does perform, that UPS will purchase additional vehicles from the Company. Further, if the Company is not able to raise the required capital, including to purchase required parts and pay certain vendors, the Company may not be able to comply with UPS’s deadlines.

The Company responded on March 6, 2015 to a Request for Information and Prequalification (RFI) from the United States Postal Service (USPS) for its Next Generation Delivery Vehicle (NGDV) Acquisition Program. The USPS anticipates making a single award in 2017 to a supplier for up to 180,000 NGDVs to replace its current fleet of mail delivery vehicles. Delivery of the NGDVs to the USPS is expected to begin no later than January 2018. On April 14, 2015, the USPS notified the Company that it has advanced in the NGDV Acquisition Program as a prequalified supplier. The Company is now required to submit detailed specifications and build several prototypes for testing. The Company was expected to submit its specifications in early October 2015. However, on August 10, 2015, USPS advised that it is continuing to review its objectives and refine its requirements under the program to ensure design flexibility and maximum opportunity for innovation. The USPS advised that it expected to provide further guidance prior to September 25, 2015. As of the date hereof, the USPS has not provided the further guidance. Upon receipt of such guidance, the Company will submit its specifications.

The Federal Aviation Administration (FAA) granted a Certificate of Authorization (COA) to the Ohio/Indiana UAS Center and Test Complex, allowing Workhorse and the University of Cincinnati (UC) to continue their joint development of Workhorse Group's HorseFly™ UAS, which is designed to fly to and from a standard delivery vehicle. Testing of HorseFly will take place at the Wilmington Air Park in Wilmington, OH. Collaboration between the UC's College of Engineering and Applied Science and the Ohio/Indiana UAS Center led to sponsorship for the two-year FAA authorization from the Ohio State Department of Transportation in addition to priority access to Wilmington Air Park.

Results of Operations

Our condensed consolidated statement of operations data for the period presented follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

Sales	$72,000	$–	$139,980	$177,459

Operating Expenses
Selling, general and administrative	1,789,435	797,195	2,758,245	2,521,695
Research and development	1,745,981	895,669	2,618,215	2,364,686
Total operating expenses	3,535,416	1,692,864	5,376,461	4,886,381

Interest expense, net	329,692	95,001	437,919	251,978

Net loss	$(3,793,108)	$(1,787,865)	$(5,674,400)	$(4,960,900)

Revenue

Revenue for the three and nine months ended September 30, 2015 were $72 thousand and $140 thousand related to delivery of prototypes for UPS. Revenue for the three and nine months ended in September 30, 2014 were $0 and $177 thousand related to delivery of conversion of an all-electric Para-transit 12 passenger bus to BARTA (Berks County Regional Transit Authority) of Pennsylvania.

We have received several orders from fleets which we are in the process of filling and, subject to obtaining the required financing, we expect to deliver in the next 12 months. We delivered the first EGen and E100 Trucks in the second quarter of 2015.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses consist primarily of personnel and facilities costs related to our development including, marketing, sales, executive, finance, human resources, information technology and professional, legal and contract services.

SG&A expenses during the three months ended September 30, 2015 were $1.8 million, an increase from $797 thousand for the three months ended September 30, 2014. The increase in our SG&A expenses consisted primarily in employee stock compensation expenses, salaries and benefits, consulting and investor relations, due the increased activity in the quarter.

SG&A expenses during the nine months ended September 30, 2015 were $2.8 million, an increase from $2.5 million for the nine months ended September 30, 2014. The increase in our SG&A expenses consisted primarily in employee compensation expenses related to higher headcount to support the sales and technical activities as well as additional employee expenses, and consulting expenses as a result of our production and sales efforts and focus on marketing of our new technologies.

Research and Development Expenses

Research and development (“R&D”) expenses consist primarily of personnel costs for our teams in engineering and research, prototyping expense, and contract and professional services.  Union City plant expenses prior to the start of production are also included in research and development expenses.

R&D expenses during the three months ended September 30, 2015 were $1.7 million an increase from $896 thousand for the three months ended September 30, 2014. The increase in our R&D expenses consisted primarily in higher component purchases due to delivery of prototypes during the quarter.

R&D expenses during the nine months ended September 30, 2015 were $2.6 million, an increase from $2.4 million for the nine months ended September 30, 2014. The increase in our R&D expenses is the result of an increase of engineering employee and consulting expense, prototype component increase expense and vehicle testing incurred during the first quarter of the year.

Interest Expenses

Our interest expense is incurred primarily from our long term loan with Navistar in connection to the purchase of the Union City plant mentioned before in the Property, Plant and Equipment and Long Term Loan notes to the financial statements.

Interest expenses during the three months ended September 30, 2015 were $330 thousand an increase from $95 thousand for the three months ended September 30, 2014. The increase in the quarter consisted primarily of increased interest bearing notes compared to prior year.

Interest expenses during the nine months ended September 30, 2015 were $438 thousand, an increase from $252 thousand for the nine months ended September 30, 2014. The higher expense was due to an increase of principal due to capitalization of interests to the Navistar loan and interest owed on loans and notes from investors. Accrued interests of $34 thousand from those notes were converted to Equity during the first quarter.

Liquidity and Capital Resources

Summary of Cash Flows

	Nine Months Ended September 30,
	2015	2014

Net cash used in operating activities	(4,175,038)	(2,857,862)
Net cash used in investing activities	(32,529)	–
Net cash provided by financing activities	3,906,187	3,684,677

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

During the nine months ended September 30, 2015 and 2014, cash used in operating activities was $4.2 million and $2.9 million. The decrease in operating cash flows in 2015 as compared to 2014 was due to an increase in operating activities related to the design and manufacturing of new customer orders and testing of new product designs and higher operating expenses in R&D and SG&A.

Cash Flows from Investing Activities

Cash flow from investing activities primarily relates to capital expenditures to support our future growth in operations.

We spent $33 thousand in new equipment during the nine months ended September 30, 2015.

Cash Flows from Financing Activities

During the nine months ended September 30, 2015 and 2014, net cash provided by financing activities was $3.9 million and $3.6 million. Cash flows from financing activities during the nine months ended September 30, 2015 consisted primarily of $1.2 million from proceeds from notes payable, $1.7 million from shareholder advances and $1.0 million of issuance of common stock. In 2014 we had $5.9 million from issuance of common stock, offset by $323 thousand payment of long-term debt and 1.9 million of capitalization of shareholder advances

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company's financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Federal Tax Credit Qualification by the IRS and Select State Incentive Programs

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2015 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have incurred net losses amounting to $39.8 million for the period from inception (February 20, 2007) through September 30, 2015.  In addition, as of September 30, 2015, we had a working capital deficiency of $5.3 million.  We have had net losses in each quarter since our inception. We expect that we will continue to incur net losses for the foreseeable future. We may incur significant losses in the future for a number of reasons, including the other risks described in this report, and we may encounter unforeseen expenses, difficulties, complications, delays and other unknown events. Accordingly, we may not be able to achieve or maintain profitability. Our management is developing plans to alleviate the negative trends and conditions described above and there is no guarantee that such plans will be successfully implemented.  Our business plan has changed from concentrating on the electric passenger vehicle market to the electric medium duty trucks, but is still unproven.  There is no assurance that even if we successfully implement our business plan, that we will be able to curtail our losses.  If we incur additional significant operating losses, our stock price may decline, perhaps significantly.

We have yet to achieve positive cash flow and, given our projected funding needs, our ability to generate positive cash flow is uncertain.

We have had negative cash flow from operating activities of $4.2 million and $2.9 million for the nine months ended September 30, 2015 and 2014. We anticipate that we will continue to have negative cash flow from operating and investing activities for the foreseeable future as we expect to incur increased research and development, sales and marketing, and general and administrative expenses and make significant capital expenditures in our efforts to increase sales and commence operations at our Union City facility. Our business also will at times require significant amounts of working capital to support our growth, particularly as we acquire inventory to support our anticipated increase in production. An inability to generate positive cash flow for the foreseeable future may adversely affect our ability to raise needed capital for our business on reasonable terms, diminish supplier or customer willingness to enter into transactions with us, and have other adverse effects that may decrease our long-term viability. There can be no assurance we will achieve positive cash flow in the foreseeable future.

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

Our growth-oriented business plan to design, produce, sell and service commercial electric vehicles through our Union City facility will require continued capital investment. Our research and development activities will require continued investment. For the year ended December 31, 2014, our independent registered public accounting firm issued a report on our 2014 financial statements that contains an explanatory paragraph stating that the lack of sales, negative working capital and stockholders’ deficit, raise substantial doubt about our ability to continue as a going concern. In light of the financing recently closed in November 2016 in order to implement our operations through December 31, 2016 we will need to raise approximately $15 million. This capital will be necessary to fund our ongoing operations, continue research, development and design efforts, open our sales, service and assembly facilities, improve infrastructure and introduce new or improve existing vehicle models. We cannot be certain that additional financing will be available to us on favorable terms when required, or at all, particularly given that we do not now have a committed credit facility with any government or financial institution. If we cannot obtain additional financing when we need it and on terms acceptable to us, our business, prospects, financial condition, operating results and ability to continue as a going concern could be adversely affected.

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

On June 17, 2015, the Company issued a Promissory Note (the “Note”) to JMJ Financial (“JMJ”) in the principal amount of $100,000. JMJ has the ability to fund up to $400,000. On June 17, 2015, JMJ funded an initial tranche of $100,000 pursuant to the terms thereof. The parties entered into a settlement agreement in November 2015 and the Note was paid in full

On June 30, 2015, (the “Initial Closing Date”), the Company entered into a Securities Purchase Agreement (the “Peak One Agreement”) with Peak One Opportunity Fund L.P., a Delaware limited partnership (“Peak One”). Pursuant to the Peak One Agreement, Peak One agreed to purchase from the Company up to $500,000 in convertible debentures (the “Debentures”), bearing interest at a rate of 0% per annum, with maturity on the third anniversary of the respective date of issuance, for an aggregate purchase price of $450,000. On the Initial Closing Date, the Company issued and sold to Peak One, and Peak One purchased from the Company, a first Debenture in the principal amount of $150,000 for a purchase price of $135,000. In November 2015, Peak One was paid in full.

On July 7, 2015 (the “Issuance Date”), the Company entered into a Convertible Note (the “Vista Note”) with Vista Capital Investments, LLC (“Vista”) in the Original Principal Amount of $250,000 (including a 10% Original Issue Discount (“OID”)). The parties entered into a settlement agreement in November 2015 and the Vista Note was paid in full.

On July 13, 2015 (the “Issuance Date”), the Company completed the sale of a Convertible Note (“Cardinal Note”) in the principal amount $250,000 to Cardinal Capital Group, Inc. (“Cardinal Group”).  The Cardinal Note has an Original Issue Discount (“OID”) of $25,000 and carries a one-time interest charge of 12% payable on the entire principal amount.  The parties entered into a settlement agreement in November 2015 and the Cardinal Note was paid in full.

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

On September 10, 2015, the Company entered into subscription agreements with several accredited investors (the “2015 Accredited Investors”) pursuant to which the 2015 Accredited Investors purchased an aggregate of 4,340,000 shares of the Company’s common stock (the “2015 Subscription Shares”) for an aggregate purchase price of $1,085,000.

On November 9, 2015 (the "Closing Date"), the Company entered into Securities Purchase Agreements with several accredited investors (the “Investors”) providing for the sale by the Company to the Investors of 6% Convertible Promissory Notes in the aggregate amount of $8,750,001 (the "Notes"). In addition to the Notes, the Investors also received stock purchase warrants (the “Warrants”) to acquire an aggregate of 25,000,003 shares of common stock of the Company. The Warrants are exercisable for five years at an exercise price of $0.528, which is 120% of the closing price of the Company’s common stock on the OTCQB Marketplace on the trading day immediately prior to the Closing Date.

The Notes mature on the earlier of (i) two years from the date of issuance, (ii) the Company’s listing of its common stock on The Nasdaq Stock Market or the NYSE MKT (the “Listing”) or (iii) upon a change of control (collectively, the "Maturity Date"). At the option of the Investors, all or a portion of the Notes may be converted into shares of common stock of the Company at $0.35 per share (the “Offering Price”). The Notes are convertible into shares of common stock of the Company automatically on the Maturity Date at the lower of the Offering Price, lower of the opening and closing prices of the Company’s common stock on the initial trading day on a national exchange, the price per share paid by public investors in an underwritten public offering conducted in connection with the Listing or the per share consideration paid in a change of control. Interest is payable on the Maturity Date and upon the optional conversion by an investor in shares of Common Stock, cash or a mixture of both, at the option of the Company at the public market price on the trading day immediately preceding such date.

The Company claims an exemption from the registration requirements of the Securities Act of 1933 (the “Securities Act”) for the private placement of these securities pursuant to Section 4(a)(2) of the Securities Act and/or Rule 506 of Regulation D promulgated under the Securities Act. The Investors are accredited investors as defined in Rule 501 of Regulation D promulgated under the Securities Act. As of the date hereof, the Company is obligated on $8,750,001 in face amount of Notes issued to the Investors. The Notes are a debt obligation arising other than in the ordinary course of business which constitute a direct financial obligation of the Company. Maxim Group LLC, a registered broker-dealer (member, FINRA/SIPC), acted as the Placement Agent for the offering and received $787,500.09 in fees and a common stock purchase warrant to acquire 2,249,998 shares of common stock for a period of five years at an exercise price of $0.528 per share.

This issuance of the above securities is exempt from the registration requirements under Rule 4(2) of the Securities Act of 1933, as amended, and/or Rule 506 as promulgated under Regulation D. The above investors are accredited investors as defined in Rule 501 of Regulation D promulgated under the Securities Act.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit No.	Description
3.1	Certificate of Designation for Series A Preferred Stock (1)
3.2	Certificate of Change (2)
3.3	Certificate of Correction (2)
3.4	Articles of Merger (3)
3.5	Certificate of Correction (Articles of Merger) (3)
3.6	Certificate of Amendment to the Certificate of Incorporation (4)
3.7	Certificate of Incorporation (5)
3.8	Articles of Merger between AMP Holding Inc. Workhorse Group Inc. (22)
4.1	Stock Option to acquire 500,000 shares of common stock issued to James Taylor dated May 25, 2011 (6)
4.2	Common Stock Purchase Warrant to acquire 500,000 shares of common stock issued to James Taylor dated May 25, 2011 (6)
4.3	Stock Option to acquire 500,000 shares of common stock issued to Stephen Burns dated May 25, 2011 (6)
4.4	Common Stock Purchase Warrant to acquire 500,000 shares of common stock issued to Stephen Burns dated May 25, 2011 (6)
4.5	Conversion Letter Agreement by and between Stephen Burns and AMP Holding Inc. (7)
4.6	Promissory Note in the principal amount of $232,400 dated November 20, 2012 payable to EASi and Aerotek (8)
4.7	Form of Subscription Agreement by and between AMP Holding Inc. and the January 2013 Accredited Investor (9)
4.8	Form of Warrant by and between AMP Holding Inc. and the January 2013 Accredited Investor (9)
4.9	Promissory Note dated January 29, 2013 (9)

4.10	Common Stock Purchase Warrant issued to Stephen Baksa (10)
4.11	Secured Debenture by and between Workhorse Custom Chassis, LLC and AMP Trucks Inc. dated March 13, 2013 (11)
4.12	Security Agreement by and between Workhorse Custom Chassis, LLC and AMP Trucks Inc. dated March 13, 2013 (11)
4.13	Mortgage, Security Agreement, Assignment of Rents and Fixture Filing by and between Workhorse Custom Chassis, LLC and AMP Trucks Inc. dated March 13, 2013 (11)
4.14	Form of Subscription Agreement entered by and between AMP Holding Inc. and the March 2013 Accredited Investors (11)
4.15	Form of Common Stock issued to the March 2013 Accredited Investors (11)
4.16	2014 Incentive Stock Plan (12)
4.17	Subscription Agreement by and between AMP Holding, Inc. and Joseph T. Lukens (13)
4.18	Form of Common Stock Purchase issued to Joseph T. Lukens (13)
4.19	Form of Subscription Agreement entered between AMP Holding Inc. and the December 2014 Investors (20)
4.20	Form of 14% Unsecured Convertible Promissory Note issued to the December 2014 Investors (20)
4.21	Form of Common Stock Purchase Warrant issued to the December 2014 Investors (20)
4.22	Stock Option Agreement issued to James Taylor dated February 13, 2015 (21)
4.23	Promissory Note Issued to JMJ Financial (23)
4.24	Securities Purchase Agreement, dated September 30, 2015, between the Company and Peak One (24)
4.25	Debenture, issued June 30, 2015, by the Company to Peak One (24)
4.26	$250,000 Convertible Note, dated July 7, 2015, issued to Vista capital Investments, LLC (25)
4.27	$250,000 Convertible Note, dated July 13, 2015, issued to Cardinal Capital Group, Inc. (26)
4.28	Form of Subscription Agreement by and between Workhorse Group Inc. and the 2015 Accredited Investors (27)
4.29	Form of Securities Purchase Agreement entered between Workhorse Group Inc. and the November 2015 Investors (28)
4.30	Form of 6% Convertible Promissory Note issued to the November 2015 Investors (28)
4.31	Form of Stock Purchase Warrant issued to the November 2015 Investors (28)

10.1	Share Exchange Agreement dated as of December 28, 2009 by and among Advanced Mechanical Products, Inc., the shareholders of Advanced Mechanical Products, Inc. and Title Starts Online, Inc. (1)
10.2	Director Agreement by and between AMP Holding Inc., and James E. Taylor dated October 11, 2010 (14)
10.3	Employment Agreement by and between AMP Holding Inc. and Stephen S. Burns dated December 8, 2010 (15)

33

10.4	Letter Agreement by and between AMP Holding Inc. and Martin J. Rucidlo dated August 24, 2012 (16)
10.5	Release and Settlement Agreement by and between ESG Automotive, Inc., AMP Holding Inc. and AMP Electric Vehicles Inc. (8)
10.6	Conversion Agreement by and between AMP Holding Inc. and an accredited investor dated February 21, 2013 (9)
10.7	Asset Purchase Agreement by and between Workhorse Custom Chassis, LLC, as Seller, and AMP Trucks Inc., as Buyer dated as of March 4, 2013 (11)
10.8	Amendment No. 1 to the Asset Purchase Agreement by and between Workhorse Custom Chassis, LLC, as Seller, and AMP Trucks Inc., as Buyer dated as of March 13, 2013 (11)
10.9	Employment Agreement between AMP Holding Inc. and Julio C. Rodriguez dated August 15, 2013 (17)
10.10	Director Agreement by and between AMP Holding Inc. and Raymond Chess dated October 24, 2013 (18)
10.11	Executive Employment Agreement entered between AMP Holding Inc. and Mashall S. Cogan dated February 13, 2015 (21)
10.12	Director Agreement entered between AMP Holding Inc. and Marshall S. Cogan dated February 13, 2015 (21)
10.13	Stock Option Agreement entered between AMP Holding Inc. and Marshall S. Cogan dated February 13, 2015 (21)
21.1	List of Subsidiaries (19)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on January 4, 2010.
(2)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on May 25, 2010.
(3)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on May 25, 2010.
(4)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on September 10, 2010.
(5)	Incorporated by referenced to the Form SB-2 Registration Statement filed with the Securities and Exchange Commission on February 4, 2008.
(6)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on June 1, 2011.
(7)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on July 11, 2012.
(8)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on January 11, 2013.
(9)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on February 5, 2013.
(10)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on February 28, 2013.

(11)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on March 13, 2013.
(12)	Incorporated by reference to the Form S-8 Current Report filed with the Securities and Exchange Commission on January 17, 2014.
(13)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on March 19, 2014.
(14)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on October 19, 2010.
(15)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on December 13, 2010.
(16)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on August 30, 2012.
(17)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on August 16, 2013.
(18)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on October 30, 2013.
(19)	Incorporated by reference to the Form 10-K Annual Report filed with the Securities and Exchange Commission on April 15, 2014.
(20)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on December 11, 2014.
(21)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on February 19, 2015.
(22)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on April 16, 2015.
(23)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on June 19, 2015.
(24)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on July 1, 2015.
(25)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on July 14, 2015.
(26)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on July 17, 2015.
(27)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on September 10, 2015.
(28)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on November 12, 2015.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

WORKHORSE GROUP INC.

Dated: November 16, 2015	By:	/s/ Stephen S. Burns
Name: Stephen S. Burns
Title: Chief Executive Officer (Principal Executive Officer)

Dated: November 16, 2015	By:	/s/ Julio C. Rodriguez
Name: Julio C. Rodriguez
Title: Chief Financial Officer
(Principal Financial and Accounting Officer)