Form 10-K
period 2015-12-31
Workhorse Group Inc.
filed 2016-03-25
CIK 1425287

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT

Commission file number: 000-53704

WORKHORSE GROUP INC.

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

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐     No  ☒

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No  ☒

As of June 30, 2015, the last business day of the Registrant’s most recently completed second fiscal quarter, the market value of our common stock held by non-affiliates was $19,245,820.

The number of shares of the Registrant’s common stock, $0.001 par value per share, outstanding as of March 25, 2016, was 22,371,669.

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

All references in this Form 10-K that refer to the “Company”, “WORKHORSE GROUP”, “Workhorse”, “we,” “us” or “our” are to WORKHORSE GROUP INC. and unless otherwise differentiated, its wholly-owned subsidiaries, Workhorse Technologies Inc. and Workhorse Motor Works Inc.

PART I

ITEM 1. BUSINESS

Overview

We are a technology company that is focused on last mile delivery systems. We design, develop, manufacture and sell cost effective high-performance electric medium duty trucks and unmanned aerial delivery systems that are fully integrated with our electric vehicles. We believe our vehicles, engineering expertise, and business model differentiates us from other truck and drone manufacturers.

We recently developed Metron® which is a system that provides fleet operators ultimate energy and route efficiency while enabling them to monitor, control and update software remotely. We are also currently in the initial stages of developing a self-driving software to further differentiate us as the technology company with the most cost effective last mile delivery system in the marketplace.

After delivery and testing of 2 E-GEN pilot vehicles in 2015, we recently received an initial order from United Parcel Service for 125 E-GEN range-extended trucks and 18 E-100 all-electric trucks. As a result, we are in the process of implementing operations as an original equipment manufacturer.

On June 4, 2014, the Company entered into a Vehicle Purchase Agreement with United Parcel Service Inc. (“UPS”), pursuant to which the relationship by which the Company would sell vehicles to UPS was outlined. On August 7, 2015, the Company entered into a Prime Order under the Vehicle Purchase Agreement with UPS, pursuant to which UPS agreed to purchase 125 E-GEN trucks. Currently, the schedule agreed to with UPS for the Prime Order requires that we deliver the 125 units to 26 selected UPS facilities across 8 states over a six-month period. However, these deadlines are expected to evolve as UPS operations personnel from eight states will be involved in the scheduling.

Workhorse had previously entered into a purchase agreement with UPS to supply 18 all-electric Workhorse E-100 Walk-In Vans to be deployed in the Houston-Galveston, Texas area The U.S. Department of Energy selected this project to improve local air quality in the Houston-Galveston area, which is currently designated as a National Ambient Air Quality Non-Attainment Area. We continue regular deliveries of the E-100 vehicles with all deliveries to be completed by the beginning of the third quarter 2016.

We have filed a patent application for the system that extends the range of electric vehicles while reducing the overall cost of the typical battery-electric power train. The system, E-GENTM, is designed specifically for the package delivery vehicle market, in which the diesel and/or gasoline-powered vehicles in use now are required to stop and restart hundreds of times a day. Our E-GEN system incorporates a small internal combustion engine that powers an integrated electric motor as a generator when the battery pack reaches a pre-determined depth-of-discharge (DOD). The DOD is calculated based on projected route distance, package loads and electricity efficiency curves. The gas engine never propels the vehicle, its task is simple, automatically turn on in the event the battery needs a small re-charge. We believe that the range-extended battery-electric technology is an ideal fit for urban and suburban delivery routes, despite the typical fleet owner's concerns about range and cost. Our E-GEN Drive system will enable our customers to keep their batteries charged to a consistent state of charge throughout the day and, since we are able to use smaller battery packs, we can reduce the cost of the entire system. Our E-GEN trucks offer a three-year payback, making them price competitive with gasoline-powered trucks. As a result, we believe our new design has many benefits, including:

●	Fleet management flexibility: Depending on our customer’s driving patterns and fuel cost goals, our E-GEN drive train can be remotely adjusted to use more electric power or more internal combustion engine (ICE) power, at their choice.
●	Energy efficiency and cost of ownership: We have demonstrated our trucks offer customers an attractive total cost-of-ownership profile compared to similar products. Using a single electric power train with a small ICE enables us to create a lighter, more energy efficient vehicle that is mechanically simple. Since we are able to use smaller battery packs, we can reduce the cost of the entire system. Additionally, government incentives can further reduce the cost of ownership.
●	High performance: Driver testimonials have demonstrated unparalleled driving experience, with powerful acceleration for the most demanding applications while also providing the added benefit of an extremely quiet operation.

We believe the benefits of our new design also provide customers additional benefits, which include:

●	Low Total Cost-of-Ownership

●	Gaining a competitive edge to increase market share

●	Improving profitability created by

o	Much lower maintenance costs

o	Reduced fuel expenses

●	Increasing the number of deliveries per day through more efficient delivery methods

●	Strengthening sustainability programs

●	Improving driver experience and safety

We have developed and begun delivery of our second generation, full-electric truck, “E-100”, which is a significant improvement over our first generation E-100 vehicle. The second-generation vehicle includes a single powerful electric motor with no transmission and lighter, high-density Lithium-ion batteries, giving the vehicle a range of up to 100 miles.

In March of 2013, we purchased the former Workhorse Custom Chassis assembly plant in Union City, Indiana from Navistar International (NAV: NYSE). With this acquisition, we acquired the capability to be an Original Equipment Manufacturer (OEM) of Class 3-6 commercial-grade, medium-duty truck chassis, to be marketed under the Workhorse® brand.

Ownership and operation of this plant enables us to build new chassis with gross vehicle weight capacities of between 10,000 and 26,000 pounds. These chassis are our new 88”-track (W88) and include either of our two second-generation, battery-electric drive trains, both powered by Panasonic 18650 Li-ion cells. The W88 truck chassis is currently being offered to fleet purchasing managers at price points that are both attractive and cost competitive.

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

The Workhorse Custom Chassis acquisition provides other important assets including the Workhorse brand and logo, intellectual property, schematics, logistical support from Up-Time Parts (a Navistar subsidiary) and, perhaps most importantly, a network of 400-plus sales and service outlets across North America. We believe the combination of our chassis assembly capability, coupled with its ability to offer an array of fuel choices, gives Workhorse a unique opportunity in the marketplace.

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

Recent Developments

On August 7, 2015, the Company entered into a Prime Order under the Vehicle Purchase Agreement with UPS, pursuant to which UPS agreed to purchase 125 E-GEN trucks. In addition, Workhorse also received orders for two E-GEN vehicles from UPS for testing, which UPS received in early 2015. These vehicles were immediately put into service and remain in service by UPS in Roswell GA.

Workhorse had previously entered into a purchase agreement with UPS to supply 18 all-electric Workhorse E-100 Walk-In Vans to be deployed in the Houston-Galveston, Texas area The U.S. Department of Energy selected this project to improve local air quality in the Houston-Galveston area, which is currently designated as a National Ambient Air Quality Non-Attainment Area. We continue regular deliveries of the E-100 vehicles with all deliveries to be completed by the beginning of the third quarter 2016.

Currently, the schedule agreed to with UPS for the Prime Order requires that we deliver the 125 units to 26 selected UPS facilities across eight states over a six-month period. However, these deadlines are expected to evolve as UPS operations personnel from eight states will be involved in the scheduling. There is no guarantee that the Company will be able to perform under the Prime Order or the E-100 order and, if it does perform, that UPS will purchase additional vehicles from the Company. Further, if the Company is not able to raise the required capital, including to purchase required parts and pay certain vendors, the Company may not be able to comply with UPS’s deadlines.

The Company responded on March 6, 2015 to a Request for Information and Prequalification (RFI) from the United States Postal Service (USPS) for its Next Generation Delivery Vehicle (NGDV) Acquisition Program. The USPS anticipates making a single award in 2017 to a supplier for up to 180,000 NGDVs to replace its current fleet of mail delivery vehicles. Delivery of the NGDVs to the USPS is expected to begin in 2018. On April 14, 2015, the USPS notified Workhorse that it had advanced in the NGDV Acquisition Program as a prequalified supplier. Workhorse partnered with another pre-qualified supplier to design and build the body and the joint response to the USPS NGDV RFP was delivered by the USPS deadline of February 5, 2016. On March 18, 2016, Workhorse and our body builder partner attended by invitation from the USPS a meeting to present our RFP response and respond to questions. Additionally, proposal revisions incorporating these responses, or other changes proposed, are required for final evaluation of the Postal Service and must be submitted in writing to the Contracting Officer via email no later than 10:00AM, Monday, March 28, 2016. Nine (9) hard copies of the revision volume are also required and must be submitted and received by 12:00PM, Tuesday, March 29, 2016.

On November 6, 2015 Workhorse was informed by The Federal Aviation Administration (FAA) that Workhorse had been granted a Section 333 request for exemption, Exemption No. 13564; Regulatory Docket No. FAA-2015-3055. Workhorse’s request for exemption is to operate an unmanned aircraft system (UAS) to conduct research and development for the Horse Fly package delivery system. In accordance with the statutory criteria provided in Section 333 of Public Law 112−95 in reference to 49 U.S.C. § 44704, and in consideration of the size, weight, speed, and limited operating area associated with the aircraft and its operation, the Secretary of Transportation has determined that this aircraft meets the conditions of Section 333. Therefore, the FAA finds that relief from 14 CFR part 21, Certification procedures for products and parts, Subpart H—Airworthiness Certificates, and any associated noise certification and testing requirements of part 36, is not necessary.

Since receiving our Section 333 exemption, we continue to perform live tests of package deliveries using our HorseFly UAS Delivery drone and our Workhorse electric trucks. These tests have taken place at multiple US locations, including the Federal Aviation Administration’s unmanned aircraft systems (UAS) research and test site in Texas, as well as test sites in Southwest Ohio.

Prior to receiving the Section 333 exemption Workhorse was granted a Certificate of Authorization (COA) by The Federal Aviation Administration (FAA) to the Ohio/Indiana UAS Center and Test Complex, allowing Workhorse and the University of Cincinnati (UC) to continue their joint development of Workhorse Group's HorseFly™ UAS, which is designed to fly to and from a standard delivery vehicle. Testing of HorseFly will take place at the Wilmington Air Park in Wilmington, OH. Collaboration between the UC's College of Engineering and Applied Science and the Ohio/Indiana UAS Center led to sponsorship for the two-year FAA authorization from the Ohio State Department of Transportation in addition to priority access to Wilmington Air Park.

Our Products

Trucks:

Powertrain:

E-GEN

In January of 2014, the Company submitted a patent application for a new drive system. This revolutionary design is a range-extended electric drive system that we call the E-GEN. This system is an electric drive, transmission-free system that has a gasoline engine that functions as an auxiliary generator. The generator only runs when the battery pack falls below a pre-determined depth-of-discharge (DOD) based on the delivery profile associated to the specific route. The DOD is calculated based on projected route distance, package loads and electricity efficiency curves. The gas engine never propels the vehicle—its task is simple, automatically turn on in the event the battery needs a small re-charge. This system combines battery-electric propulsion with a low-horsepower, fossil fuel generator to produce a vehicle that gets up to four times the miles per gallon of its conventional counterpart, thus providing the fleet operator with a solution that has a three-year payback without any government incentives. We believe that this is the ideal solution for the domestic package delivery fleet operators as well as other specialized markets (i.e. shuttle, school, public transportation buses, and specialty-use vehicles). We are currently working with the California Air Resource Board (CARB) and the Environmental Protection Agency (EPA) to get approval for this design so it can qualify for governmental incentives.

Our approach to the commercial market is to provide alternative-fueled chassis at competitive prices that are as reliable and consistent, in all aspects, as the Navistar chassis that last rolled off the line in the last quarter of 2012. Our sales strategy targets the Top Fleet Buyers. We have restored purchasing arrangements with key parts suppliers, forged an arrangement for logistics support with UpTime Parts, Inc. and structured an engine pre-development and supply agreement. We have historically sourced multi-fuel engines that function as generators from Power Solutions International (NASDAQ:PSIX). We are currently in discussions with other engine suppliers and may seek to source engines from other sources in the future.

We are focused on the extended range electric E-GEN solution since it offers the customer a solution that provides answers to their key concerns with electric vehicles (i.e. range issues in cold weather, peak season requirements, infrastructure costs, and “what are my options if there is a power outage?”).

E-100

Our E-100 all-electric, medium-duty truck is the second generation full electric power-train that is a significant improvement to our first generation. It includes a single electric motor with no transmission and new lighter, high-density Lithium Ion batteries giving it a range of up to 100 miles. This application has received California Air Resources Board approval for sale in California and is now on the California HVIP list and eligible for incentive purchase. Additionally, we are also approved in New York under the NYSERDA Program and approved for both new trucks and repowers under the Drive Clean Chicago incentive program.

Chassis:

W88

The new W88 chassis is designed to meet the needs of a wide range of customers. At the same time, it is a universal chassis from an operations perspective. We believe that this chassis will be the workhorse of our product offerings. We expect to offer this chassis with gross vehicle weight GVW ratings of 10,000 to 26,000 pounds. It will also be offered with drive train and fuel systems ranging from all-electric, extended range electric EREV utilizing gasoline, propane or CNG, PSI gasoline 6-liter engine, propane, and CNG.

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

W62

The W62 chassis is designed for the 19,500 to 23,500 GVW vehicle market. Like the W22 and W42 it has been in the marketplace for over 10 years and is also well-proven.

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

Medium Duty Buses

The next segment that we believe will have significant volume potential for us is the medium duty bus (108”H x 95.5 W x 247”to 286” L) Para-Transit, Shuttle and School Buses are part of this segment. We are able to offer alternative fuel solutions, as well as innovative E-GEN EREV solutions combined with the Workhorse chassis we believe that this market segment has tremendous potential.

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

The data provided above is based on internal company research of the industry. Based on such data, we calculate that the current number of commercial step vans in use in the US is approximately 300,000 units. Today, we believe between 3% and 4% are replaced with new vehicles every year. We believe a number of the larger fleets that effectively utilize commercial step vans replace vehicles at a rate closer to 7% per year.

Unmanned Aerial Vehicles:

HorseFly™ Unmanned Aerial Vehicle (UAV) is designed for the package delivery market as well as other commercial applications.

●	Designed to meet the anticipated FAA guidelines expected in 2015
●	Differentiated from other UAVs as it’s designed to work in tandem with a Workhorse electric truck (patent pending)
●	Expected to deliver packages, loaded in route by the driver, to remote locations while the driver continues on the main delivery route, saving the fleet operator much of the fuel cost of the most expensive miles
●	HorseFly rejoins the truck at its new location once its delivery is completed
●	HorseFly can recharge from atop the Workhorse truck
●	Superior to other delivery UAV’s operating plans, where the package is loaded at the warehouse and must return to the warehouse once the delivery is completed

We partnered with The University of Cincinnati’s Department of Aerospace Engineering and Engineering Mechanics to develop HorseFly. We believe our unique HorseFly line of drones is designed to be the ‘last mile’ solution in delivery logistics. We worked with the University of Cincinnati to develop the HorseFly to meet the rigors of package delivery and to have eight rotors and redundant systems to ensure safety in the air. Today, we estimate that it costs approximately $1 to move a 20,000-pound diesel-powered truck one mile. While we believe our Workhorse trucks can reduce the standard delivery costs from $1 to less than $0.30 cents per mile based on current costs of fuel, we expect that having drones handle the last leg of delivery could further potentially reduce the cost to about $0.03 for the last mile. The all-weather HorseFly battery-powered drone will carry up to 10 pounds of cargo with a 15-mile range. Although the FAA rules governing the use of drones have not been finalized, we believe the HorseFly™ is built to comply with the nature of the FAA proposed rules. The HorseFly™ is differentiated from other drones as it is designed to work in tandem with a Workhorse electric truck. HorseFly will deliver packages, loaded on-route by the truck's driver, to remote locations while the driver continues on the main delivery route. HorseFly will then rejoin the truck at its new location after its delivery is completed, saving the fleet operator much of the time and fuel cost of the last, most expensive, mile. Also, while the HorseFly is atop the Workhorse truck, it can quickly charge its batteries from the truck's large battery pack. We believe this implementation is superior to the proposed deployment of other delivery drones wherein the package is loaded at a distant warehouse and the drone must make a round trip flight to the delivery address and back to the warehouse. Other applications for the HorseFly include transmission line inspections and agricultural surveys.

Summary graph of how UAV delivery works follows:

Technology

Batteries Are Key

The battery pack is key to the design, development, and manufacture of advanced electric-vehicle power trains. Where some other EV manufacturers purchase their batteries in a plug-and-play pack, we build our own battery packs. This keeps the intellectual property related to the design and production of the pack in-house and avoids the issues that occur when a battery supplier fails. And it also enables us to pay less for our batteries and pack than do our competitors thus our all-electric truck is less expensive than competitive vehicles. We use the Panasonic or LG Chem 18650 cells and design the pack around these commodity cells.

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

The telematics system and associated hardware installed the Workhorse vehicles is designed to monitor the CAN network traffic for specific signals. These signals are uploaded along with GPS data to a Workhorse server facility where the data signals are tracked at ten (10) second intervals while driving and during the E-GEN electricity generating process and at sixty (60) seconds during a plug-in charge. The real-time data is stored in a database as it arrives and delivers updates to clients connected through the web interface.

Clients are given login credentials (username and password) to the telematics website where they can monitor the performance and location of the vehicles. Group privileges can be configured to limit access to client-specific vehicles securing the vehicle data so clients can only view their vehicle data. Administrator privileges allow all data for all clients to be monitored and viewed.

As a parameter-based system, we can set route-specific parameters to better manage the battery-provided power with the additional power generated through the E-GEN process (not applicable to E-100). In an upcoming release, we will add the ability to integrate Metron Telematics with the client’s internal telematics system and automatically update the parameters each day with information about the route. This enhancement will result in a “SMART-GEN” vehicle that will maximize efficiency by automating the process to determine the ideal times and locations to use the E-GEN to add electricity to the batteries.

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

Workhorse Group Inc. Location

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

Ownership and operation of this plant enables us to build new chassis with gross vehicle weight capacity of between 10,000 and 26,000 pounds and to offer them in four different fuel variants—electric, gas, propane, and CNG. We plan to offer well- known Workhorse chassis as well as a new, 88” track W88 truck chassis that will be offered to fleet purchasing managers at price points that are both attractive and cost competitive.

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

The Workhorse Custom Chassis acquisition includes other important assets including the Workhorse brand and logo, intellectual property, schematics, logistical support from UpTime Parts (a Navistar subsidiary) and, perhaps most importantly, a network of 400 plus sales and service outlets across North America. We believe the combination of Workhorse’s chassis assembly capability, coupled with its ability to offer an array of fuel choices, gives Workhorse a unique opportunity in the marketplace.

Marketing

Our sales team is focused on a targeted list of high profile, former purchasers, and current buyers of the Workhorse chassis with the goal of securing purchase orders from these companies. These purchase orders will give us the first look at next year’s chassis demand related to electric and extended range electric vehicles.

Our priority is to establish the commercial step van as our core business. We intend to be the best choice for a vehicle in this segment regardless of the fuel type that the customer chooses. Our sales plan is to meet with the top potential customers and obtain purchase orders for new electric and extended range electric vehicles for their production vehicle requirements.

Finally, since our competitive advantage in the marketplace is our ability to provide purpose-built solutions to customers that have unique requirements at relatively low-volume, we have submitted proposals to companies for purpose-built vehicle applications.

Strategic Relationships

Panasonic: Workhorse Group has signed an agreement with the rechargeable battery division of Panasonic Industrial Devices Sales Co. of America for the supply of “18650” cylindrical Panasonic lithium-ion batteries for Workhorse’s battery-electric, medium-duty trucks.

Morgan Olsen, Utilimaster, ECO, and other up-fitters or body fabricators: All of these companies build bodies customized for the needs of their customers and mated to chassis that are available to them from the short list of chassis suppliers. The functionality and configuration the end-user receives in the finished product is limited by the available chassis/powertrain. Workhorse will work with these organizations to provide chassis that not only best fit the needs of the end user customer but also provide the customer with a competitive advantage in their specific industry or application.

Research and Development

The majority of our research and development is conducted in-house at our facilities near Cincinnati, Ohio. Additionally, we contract with engineering firms to assist with validation and certification requirements as well as specific vehicle integration tasks.

Competitive Companies

The medium-duty commercial vehicle market is highly competitive and we expect it to become even more so in the future as additional companies launch competing vehicle offerings. The medium-duty commercial alternatively fueled vehicle market, however, is less developed and competitive. There are two primary competitors in the medium-duty vehicle segment in the US market:  Ford and Freightliner.  Neither has disclosed any plans to offer 100% EV or EREV vehicles in this segment. Ford is vertically integrated building a complete vehicle or chassis including Ford engine and transmission.  They provide a chassis as a strip-chassis (which is similar to the Workhorse product) or they provide it with a cab. Freightliner provides a chassis as a strip-chassis, which is similar to the Workhorse Truck chassis.

We believe the most dramatic difference between Workhorse and the other competitors in the medium duty truck market is our ability to offer customers purpose-built solutions that meet the needs of their unique requirements at a competitive price. While there are many electric car companies from abroad, there are only a few foreign companies that have vehicles in the category of medium-duty trucks.

We believe that the primary competitive factors within the medium-duty commercial vehicle market are:

●	the difference in the initial purchase prices of electric vehicles and comparable vehicles powered by internal combustion engines, both including and excluding the impact of government and other subsidies and incentives designed to promote the purchase of electric vehicles;
●	the total cost of vehicle ownership over the vehicle's expected life, which includes the initial purchase price and ongoing operational and maintenance costs;
●	vehicle quality, performance and safety;
●	government regulations and economic incentives promoting fuel efficiency and alternate forms of energy;
●	the quality and availability of service for the vehicle, including the availability of replacement parts.

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

Our battery module suppliers have completed the applicable transportation tests for our prototype and production battery packs demonstrating our compliance with the UN Manual of Tests and Criteria, including:

●	altitude simulation, which involves simulating air transport;
●	thermal cycling, which involves assessing cell and battery seal integrity;
●	vibration, which involves simulating vibration during transport;
●	shock, which involves simulating possible impacts during transport;
●	external short circuit, which involves simulating an external short circuit; and
●	overcharge, which involves evaluating the ability of a rechargeable battery to withstand overcharging.

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

Intellectual Property

We have five pending trademark applications and nine issued trademark registrations (US and foreign). We also intend to pursue additional foreign trademark registrations. We have two pending non-provisional U.S. patent application, one pending provisional patent application, and six existing patents, two of which are design patents. We also plan to pursue appropriate foreign patent protection on those inventions, if available. The following is a summary of our patents:

Country	Status	Serial Number	Application Date	Patent Number	Issue /Grant Date	Title	Expiration Date
Canada	Granted	2523653	10/17/2005	2523653	12/22/2009	Vehicle Chassis Assembly	10/17/2025
United States	Granted	11/252,220	10/17/2005	7,717,464	5/18/2010	Vehicle Chassis Assembly	9/6/2026
United States	Granted	11/252,219	10/17/2005	7,559,578	7/14/2009	Vehicle Chassis Assembly	9/6/2026
United States	Granted	29/243,074	11/18/2005	D561,078	2/5/2008	Vehicle Header	2/5/2022
United States	Granted	29/243,129	11/18/2005	D561,079	2/5/2008	Vehicle Header	2/5/2022
United States	Granted	13/283,663	10/28/2011	8,541,915	9/24/2013	Drive Module And Manifold For Electric Motor Drive Assembly	12/16/2031
United States	Filed	14/606,497	1/27/2015	NA	NA	Onboard Generator Drive System For Electric Vehicles
United States	Filed	62	1/9/2015	NA	NA	Multi-Copter UAS/UAV Dispatched from a Conventional Delivery Vehicle

Agreements

Momentum Dynamics and BARTA (Berks County Regional Transportation Authority)

On December 29, 2012, the Company entered into an Agreement with Momentum Dynamics to engineer, develop, and produce two development vehicles for BARTA in Reading, Pennsylvania. We are seeking to have this project generate the following: promote the use of the Company’s products for other similar applications i.e. rental car shuttle buses, motel and hotel shuttle buses, school buses, and other hospitality shuttle bus applications, network the Company’s products through the Momentum Dynamic sales channel, and promote the sale of those products to the Departments of Transportation throughout the US.

Navistar International Truck

In April of 2012 we signed a development agreement with Navistar International Truck. The scope of work for this project was to repower two 2004 vintage W1652 vehicles, which were originally produced by Navistar. Their customer, a large package delivery company, has an interest in repowering these vehicles with something other than the current diesel engine that is in this vehicle. Navistar was interested in working with them to repower these vehicles with either electric or some other fuel system. With electric being the most desirable if the customer’s price point could be met, the Company was subcontracted by Navistar to perform the electric repower, and in August of 2012 we delivered the first vehicle to Navistar. The vehicle passed their initial performance requirements which were based on their end customer’s specifications. In October 2012 Navistar turned the project over to us to work directly with them to provide a 100% electric repowered vehicle. Since that time, the Company has been working through the customer requirements and completed all stages of testing and durability.

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

We have incurred net losses amounting to $43.5 million for the period from inception (February 20, 2007) through December 31, 2015.  In addition, as of December 31, 2015, we had a working capital deficiency of $7.5 million.  We have had net losses in each quarter since our inception. We expect that we will continue to incur net losses for the foreseeable future. We may incur significant losses in the future for a number of reasons, including the other risks described in this report, and we may encounter unforeseen expenses, difficulties, complications, delays and other unknown events. Accordingly, we may not be able to achieve or maintain profitability. Our management is developing plans to alleviate the negative trends and conditions described above and there is no guarantee that such plans will be successfully implemented.  Our business plan has changed from concentrating on the electric passenger vehicle market to the electric medium duty trucks, but is still unproven.  There is no assurance that even if we successfully implement our business plan, that we will be able to curtail our losses.  If we incur additional significant operating losses, our stock price may decline, perhaps significantly.

The development of our business in the near future is contingent upon the implementation of a Prime Order from UPS for the purchase of 125 E-GENs and if the Company is unable to perform under the Prime Order, its business will be significantly impacted in a negative manner.

On June 4, 2014, the Company entered into a Vehicle Purchase Agreement with United Parcel Service Inc. (“UPS”) pursuant to which the relationship by which the Company would sell vehicles to UPS was outlined. On August 7, 2015, the Company entered into a Prime Order under the Vehicle Purchase Agreement with UPS pursuant to which UPS agreed to purchase 125 E-GEN trucks for a purchase price of $49,900 per truck. Currently, the schedule agreed to with UPS requires that we deliver 20 vehicles per month beginning in February 2016. However, these deadlines are expected to evolve as the UPS operations personnel from the seven states are involved in the scheduling. There is no guarantee that the Company will be able to perform under the Prime Order and if it does perform, that UPS will purchase additional vehicles from the Company. Further, if the Company is not able to raise the required capital to purchase required parts and pay certain vendors, the Company may not be able to comply with UPS’s deadlines. Accordingly, despite the receipt of the Prime Order from UPS, there is no guarantee, due to the Company’s financial constraints and status as a development stage corporation, that the Company will be able to deliver such vehicles or that it will receive additional orders whether from UPS or other potential customers.

If we are unable to perform under the Prime Order with UPS, the Company business will be significantly impacted in a negative manner.

We have yet to achieve positive cash flow and, given our projected funding needs, our ability to generate positive cash flow is uncertain.

We have had negative cash flow from operating activities of $8.2 million and $4.5 million for the year ended December 31, 2015 and 2014. We anticipate that we will continue to have negative cash flow from operating and investing activities for the foreseeable future as we expect to incur increased research and development, sales and marketing, and general and administrative expenses and make significant capital expenditures in our efforts to increase sales and commence operations at our Union City facility. Our business also will at times require significant amounts of working capital to support our growth, particularly as we acquire inventory to support our anticipated increase in production. An inability to generate positive cash flow for the foreseeable future may adversely affect our ability to raise needed capital for our business on reasonable terms, diminish supplier or customer willingness to enter into transactions with us, and have other adverse effects that may decrease our long-term viability. There can be no assurance we will achieve positive cash flow in the foreseeable future.

We need access to additional financing, which may not be available to us on acceptable terms or at all. For the year ended December 31, 2015, our independent registered public accounting firm issued a report on our 2015 financial statements that contains an explanatory paragraph stating that the lack of sales, negative working capital and stockholders’ deficit, raise substantial doubt about our ability to continue as a going concern. If we cannot access additional financing when we need it and on acceptable terms, our business, prospects, financial condition, operating results and ability to continue as a going concern could be adversely affected.

Our growth-oriented business plan to design, produce, sell and service commercial electric vehicles through our Union City facility will require continued capital investment. Our research and development activities will require continued investment. For the year ended December 31, 2015, our independent registered public accounting firm issued a report on our 2015 financial statements that contains an explanatory paragraph stating that the lack of sales, negative working capital and stockholders’ deficit, raise substantial doubt about our ability to continue as a going concern. In light of the financing recently closed in November 2016 in order to implement our operations through December 31, 2016 we will need to raise approximately $15 million. This capital will be necessary to fund our ongoing operations, continue research, development and design efforts, open our sales, service and assembly facilities, improve infrastructure and introduce new or improve existing vehicle models. We cannot be certain that additional financing will be available to us on favorable terms when required, or at all, particularly given that we do not now have a committed credit facility with any government or financial institution. If we cannot obtain additional financing when we need it and on terms acceptable to us, our business, prospects, financial condition, operating results and ability to continue as a going concern could be adversely affected.

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

We incur significant costs and expenses related to procuring the materials, components and services required to develop and produce our electric vehicles. We have secured supply agreements for our critical components including our batteries. However, these are dependent on volume to ensure that they are available at a competitive price.   As a result, our current cost projections are considerably higher than the projected revenue stream that such vehicles will produce.  As a result, we are continually working on initiatives to reduce our cost structure so that we may effectively compete. If we do not properly manage our costs and expenses our net losses will continue which will negatively impact our stock price.

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

Companies currently competing in the fleet logistics market offering alternative fuel medium-duty trucks include Ford Motor Company and Freightliner. Ford and Freightliner are currently selling alternative fuel fleet vehicles including hybrids. In the electric medium duty truck market in the United States, we compete with a few other manufacturers, including Electric Vehicles International and Smith Electric Vehicles. Ford and Freightliner have more significant financial resources, established market positions, long-standing relationships with customers and dealers, and who have more significant name recognition, technical, marketing, sales, financial and other resources than we do. Although we believe that HorseFly™, our unmanned aerial system (UAS), is unique in the marketplace in that it currently does not have any competitors when it comes to a UAS that works in combination with a truck, there are better financed competitors in this emerging industry, including Google and Amazon. While we are seeking to partner with existing delivery companies in order to improve their efficiencies in the last mile of delivery, our competitors are seeking to redefine the delivery model through the use of drones from a central location requiring extended flight patterns. Our competitors’ new aerial delivery model would essentially eliminate traditional package delivery companies. Our model is focused on coupling our delivery drone with delivery trucks supplementing the existing model and providing shorter term flight patterns. Google and Amazon have more significant financial resources, established market positions, long-standing relationships with customers, more significant name recognition and a larger scope of resources including technical, marketing and sales than we do. The resources available to our competitors to develop new products and introduce them into the marketplace exceed the resources currently available to us. As a result, our competitors may be able to compete more aggressively and sustain that competition over a longer period of time that we can. This intense competitive environment may require us to make changes in our products, pricing, licensing, services, distribution, or marketing to develop a market position. Each of these competitors has the potential to capture market share in our target markets which could have an adverse effect on our position in our industry and on our business and operating results.

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

If the FAA rejects our application to test our UAS/Truck combination and/or if the FAA does not release updated regulations to allow for the commercial use of drones, our business will be negatively impacted.

In July 2015, we filed for an exemption with the FAA to allow us to test the UAS/Truck combination on an actual rural delivery route with a large commercial delivery company. The FAA typically takes four to five months to approve this type of request. Based on our research, our understanding of this process is that this exemption will either be approved as is or the FAA will require us to make minor modifications to the exemption and then approve it. However, it is possible that the FAA may reject the exemption application. There is no guarantee that the FAA will grant this application or if they do grant the application that the grant will be flexible enough to allow substantial testing of the UAS/Truck combination. Further, even if we are granted the exemption for a single rural route, there is no guarantee that additional FAA regulations or exemptions will develop allowing our UAS business to be commercialized. If we are unable to pursue our UAS business line, our operations and potential future financial results could be negatively impacted.

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

Consideration
Cash at closing	2,750,000
Secured debenture	2,250,000
5,000,000
Assets acquired
Inventory	400,000
Equipment	500,000
Land	300,000
Buildings	3,800,000
5,000,000

The following table sets forth the location, approximate size and primary use of our principal owned, leased and licensed facilities:

Location	Approximate Size (Building) in Square Feet	Primary Use	Owned, Leased or Licensed	Lease/ License Expiration Date (if applicable)
Loveland, Ohio	30,000	Administration, research and development and manufacturing	Leased	Sep-18

Union City, Indiana	270,000	Manufacturing	Owned	N/A

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock was quoted on the OTCBB and OTCQB under the symbol "TTSO" from July 14, 2009 through May 24, 2010 and then under the symbol “AMPD” from May 24, 2010 to April 16, 2015 when the Company was renamed Workhorse Group Inc going under the symbol “WKHS”. On January 4, 2016 the Company was approved by Nasdaq Capital Market and our common stock is now quoted on Nasdaq under the symbol “WKHS”. The following table sets forth the range of high and low prices per share of our common stock for each period indicated.

Quarter Ended		2015	2014	2013
March 31	High	$1.40	$1.70	$3.70
	Low	$1.09	$1.00	$1.20
June 30	High	$3.90	$1.40	$5.30
	Low	$1.90	$1.00	$2.30
September 30	High	$6.10	$3.35	$5.10
	Low	$1.75	$0.80	$2.30
December 31	High	$9.35	$2.30	$3.00
	Low	$3.40	$1.20	$1.00

On December 9, 2015, the Company filed a Certificate of Change (the “Certificate”) with the State of Nevada to effect a reverse stock split of its outstanding and authorized shares of common stock at a ratio of 1 for 10 (the “Reverse Stock Split”). Fractional shares that resulted from the Reverse Stock Split will be rounded up to the next highest number. The Certificate was approved by the Board of Directors of the Company. The effective date of the Reverse Stock Split is December 11, 2015. At the effective time, every 10 shares of common stock issued and outstanding will be automatically combined into one share of issued and outstanding common stock, without any change in the par value. In addition, the authorized shares of common stock will be reduced from 500,000,000 to 50,000,000. The above market prices reflect such Reverse Stock Split.

Holders of our Common Stock

As of March 27, 2016, there were approximately 278 stockholders of record of our common stock. This number does not include shares held by brokerage clearing houses, depositories or others in unregistered form. The stock transfer agent for our securities is Empire Stock Transfer, Inc., 1859 Whitney Mesa Drive, Henderson, Nevada 89014.

Dividends

The Company has never declared or paid any cash dividends on its common stock. The Company currently intends to retain future earnings, if any, to finance the expansion of its business. As a result, the Company does not anticipate paying any cash dividends in the foreseeable future.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth the aggregate information of our equity compensation plans in effect as of December 31, 2015:

Plan	Number of securities to be issued upon exercise of outstanding options and rights	Weighted-average exercise price of outstanding options and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in first column)
Equity compensation plans approved by security holders – 2010 Stock Incentive Plan	158,200	$4.20	38,825

Equity compensation plans approved by security holders – 2011 Incentive Stock Plan	22,500	$7.00	77,500

Equity compensation plans or arrangements not approved by security holders - 2012 Incentive Stock Plan	2,175,357	$7.70	144,150

Equity compensation plans or arrangements not approved by security holders - 2013 Incentive Stock Plan	500,000	$2.81	250,000

Equity compensation plans or arrangements not approved by security holders - 2014 Incentive Stock Plan	3,700,000	$2.50	0

Total	6,556,057	$7.50	510,475

Unregistered Sales of Equity Securities

On January 29, 2013, the Company entered into a subscription agreement with an accredited investor pursuant to which the investor purchased 50,000 shares of the Company’s common stock at a cost basis of $2.00 per share, for a purchase price of $100,000, together with a common stock purchase warrant to acquire 25,000 shares of common stock at $4.00 per share for a period of three years.

In addition, on January 29, 2013, an accredited investor loaned the Company $100,000. In consideration of such loan, the Company issued a Promissory Note which bears interest at 10% per annum and matures on January 29, 2014. The Note can be prepaid in whole or in part at any time without the consent of the holder provided that the Company shall pay all accrued interest on the principal so prepaid to date of such prepayment. On February 21, 2013, the Company and the holder entered into a Conversion Agreement pursuant to which the parties converted the Note of January 29, 2013 into 50,000 shares of common stock of the Company at a cost basis of $2.00 per share and a common stock purchase warrant to acquire 25,000 shares of common stock of the Company. The warrant is exercisable for three years at an exercise price of $4.00.

On March 13, 2013, the Company entered into a subscription agreement with various accredited investors pursuant to which the Investors purchased 1,792,500 shares of the Company’s common stock at a cost basis of $2.00 per share, for a purchase price of $3,585,000, together with common stock purchase warrants to acquire 896,250 shares of common stock at $4.0 per share for a period of three years.

On March 13, 2013 the Company agreed to compensate a business development consultant for work performed relating to the Workhorse Custom Chassis purchase by issuing 112,500 shares of common stock at a cost basis of $2.0 per share and a cash payment of $25,000. Additionally, on March 13, 2013 the Company agreed to compensate a consultant that performed due diligence work related to the Workhorse Custom Chassis purchase by issuing 5,000 shares of common stock at a cost basis of $2.30 per share.

On March 15, 2013 the Company established the 2013 Incentive Stock Plan to retain directors, executives and selected employees and consultants and reward them for making major contributions to the success of the Company. The total number of shares of common stock that may be purchased by Options, Stock Awards, or Restricted Stock Purchase Offers may not exceed 500,000. The exercise price of the options shall be no less than 100% of the Fair Market Value of the stock as of the date of grant, unless the holder owns more than 10% of the Company Stock in which case the Fair Market Value shall be no less than 110%. The exercise period shall be no more than five years. No shares shall become exercisable until the first anniversary date. Shares exercisable on the first anniversary date shall be 20% or more. On March 15, 2013 the Company granted 110,000 common stock options, from the 2013 Incentive Stock Plan, to certain executives and employees of the Company for work on the Workhorse Custom Chassis purchase. The options are exercisable at $2.90 per share for a period of five years and vest 20% on March 15, 2014, 20% on March 15, 2015, 20% on March 15, 2016 and 40% on March 15, 2017.

On March 19, 2013 the Company agreed to compensate a new Advisory Board Member by issuing 30,000 shares of common stock at a cost basis of $2.50 per share and a common stock option to acquire 5,000 shares at an exercise price of $2.50 per share for a period of five years, with 1,667 vesting on the first anniversary date and 1,667 vesting on each of the next two anniversary dates.

On March 21, 2013, the Company settled outstanding invoices for legal services totaling $40,000 by issuing 26,667 shares of common stock at a cost basis of $1.50 per share.

On April 15, 2013 the Company agreed to compensate a sales and marketing consultant for services performed by issuing 2,500 shares of common stock per month. The agreement is for a term of six months and may be terminated by either party with 30 days written notice. The Company also agreed to compensate the consultant based on performance in securing sales for the Company by issuing up to 50,000 shares of restricted common stock in the form of shares or options at the discretion of the consultant. On June 30, 2013, as payment for services performed from April 15 to June 30, 2013, 6,250 shares were issued at a cost basis of $3.724 per share. Additionally, on July 312,500 shares were issued at a cost basis of $4.005 per share for payment of July services.

On May 10, 2013, the Company entered into a subscription agreement with various accredited investors pursuant to which the investors purchased 257,500 shares of the Company’s common stock at a cost basis of $2.00 per share, for a purchase price of $515,000, together with common stock purchase warrants to acquire 128,750 shares of common stock at $4.0 per share for a period of three years.

On May 30, 2013, the Company entered into a subscription agreement with various accredited investors pursuant to which the investors purchased 25,000 shares of the Company’s common stock at a cost basis of $2.00 per share, for a purchase price of $50,000, together with common stock purchase warrants to acquire 12,500 shares of common stock at $4.00 per share for a period of three years.

On May 10, 2013, 18,764 shares of the Company’s common stock were issued upon the exercise of 2,113 stock options and proceeds of $1,161.

On May 10, 2013 the Company settled outstanding invoices for consulting services totaling $126,000 by issuing 50,000 shares of common stock.

On June 5, 2013, 20,000 shares of common stock were issued for consulting services valued at $54,800 related to introducing the Company to prospective investors. Additionally, on June 20, 2013, 10,000 shares of common stock were issued for consulting services valued at $41,000 related to introducing the Company to investors.

On June 28, 2013, the Company settled outstanding invoices for legal services totaling $15,000 by issuing 4,059 shares of common stock at a cost basis of $3.695 per share.

On June 28, 2013, the Company entered into a subscription agreement with various accredited investors pursuant to which the investors purchased 15,812 shares of the Company’s common stock at a cost basis of $3.20 per share, for a purchase price of $50,600, together with common stock purchase warrants to acquire 7,906 shares of common stock at $6.40 per share for a period of three years.

On July 1, 2013, the Company settled outstanding invoices for legal services totaling $10,000 by issuing 2,706 shares of common stock at a cost basis of $3.695 per share.

On August 15, 2013, Julio C. Rodriguez was named the Chief Financial Officer of the Company, replacing Richard J. Calme, who resigned as Interim Chief Financial Officer and was appointed Director of Finance of the Company. Pursuant to the terms of the Employment Agreement, Mr. Rodriguez shall receive an annual salary of $150,000. As additional compensation Mr. Rodriguez was granted options to acquire 30,000 shares of common stock at an exercise price of $4.00 per share for a period of five years. Mr. Rodriguez is a finance executive with over 30 years experience in financial and operational leadership roles within various industries including the automotive industry.

On October 24, 2013 Raymond J. Chess was appointed as a director of AMP Holding Inc. Mr. Chess entered into a letter of agreement with the Company to receive an annual fee of $40,000 and options to purchase 50,000 shares of the Company at $2.60 per share over a five-year period, vesting at 10,000 immediately and 4,000 every six months thereafter for a total of 50,000 shares. Mr. Chess has past experience with General Motors Co. (GM) where he had responsibility for global management of GM’s crossover market segment and commercial truck segment.

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

On March 18, 2014, the Company entered into a Subscription Agreement with Joseph T. Lukens (“Lukens”), an existing shareholder and an accredited investor, whereby Lukens agreed to acquire 3,000,000 shares of common stock and Common Stock Purchase Warrants to acquire 1,500,000 shares of common stock in consideration of $3,000,000.

On April 22, 2014, Company Common Stock of 56,481 shares at a cost basis of $1.08 was issued to 13 contractors for accounting, IT, sales and engineering work.

As of May 2014, the Company entered into subscription agreement with accredited investors (“May 2014 Investors”) pursuant to which the May 2014 Investors purchased 1,428,000 shares of common stock for a purchase price of $1,428,000, together with a common stock purchase warrants to acquire 714,000 shares of common stock at $1.50 per share for a period of three years.

On May 16, 2014, the Company made a final settlement payment of $140,000 to EASi (Parent Company Aerotek) for past engineering services that cancelled a note payable with varying monthly payments due through December, 2014, totaling $169,753.

As of May 2014, the Company entered into conversion agreements with debt holders of the Company that were accredited investors (“May 2014 Conversion Investors”) pursuant to which the May 2014 Conversion Investors converted $1,169,300 into 1,169,300 shares of common stock together with a common stock purchase warrants to acquire 584,650 shares of common stock at $1.50 per share for a period of three years.

In July 2014, the Company issued options to consultants to acquire 40,197 shares of common stock for a period of five years at an exercise price of $0.10 per share. The options were issued in lieu of accrued compensation in the aggregate amount of $36,568.

In July 2014, the Company issued options to executive officers and directors of the Company to acquire 418,067 shares of common stock for a period of five years at an exercise price of $0.01 per share. The options were issued in lieu of accrued compensation in the aggregate amount of $380,328.

In July 15, 2014, the Company issued an option to a consultant to acquire 23,898 shares of common stock for a period of five years at an exercise price of $0.10 per share. The options were issued in lieu of accrued compensation in the aggregate amount of $26,287.

In November 2014, the Company issued an option to a law firm to acquire 27,679 shares of common stock for a period of five years at an exercise price of $0.10 per share. The options were issued in consideration of legal services.

In December 2014, the Company issued options to consultants to acquire 235,000 shares of common stock for a period of five years at an exercise price of $1.40 per share as an incentive for continued employment with the Company.

The Company entered into Subscription Agreements with accredited investors (the “December 2014 Investors”) providing for the sale by the Company to the December 2014 Investors of 14% Unsecured Convertible Promissory Notes in the aggregate amount of $900,000 (the "December 2014 Notes"). Upon the increase of the authorized shares of common stock to 50,000,000, the December 2014 Notes automatically convert into shares of common stock. On February 11, 2105, the Company amended its certificate of incorporation to increase its authorized shares of common stock to 50,000,000. The Company is in the process of delivering the 1,167,857 shares of common stock deliverable upon automatic conversion of the December 2014 Notes. In addition to the December 2014 Notes, the December 2014 Investors also received common stock purchase warrants (the “December 2014 Warrants”) to acquire 321,429 shares of common stock of the Company. The December 2014 Warrants are exercisable for five years at an exercise price of $1.40. The initial closing of $200,000 was on November 24, 2014 and the second closing of $700,000 was on December 8, 2014. The December 2014 Notes mature one year from their respective effective dates (the "Maturity Dates") and interest associated with the December 2014 Notes is 14% per annum, which is payable on the Maturity Dates. The December 2014 Notes and the December 2014 Warrants carry standard anti-dilution provisions. Further, for a period of six months from issuance, upon the issuance of common stock or common stock equivalents at a price lower than the conversion price or the exercise price, the conversion price in the December 2014 Notes and the exercise price in the December 2014 Warrants will be reduced to such lower price.

On February 13, 2015, the Company entered into an agreement with Mr. Taylor whereby Mr. Taylor agreed to waive his right to $187,850 in accrued fees in consideration for $50,000 in cash upon the Company raising capital and an option, issued under the 2014 Stock Compensation Plan, to acquire 77,436 shares of common stock at an exercise price of $0.10 per share.

As of March 2015 the Company converted Convertible Notes Payable for which accredited investors paid $1,635,000 cash and earned $34,249 in accrued interest into 119,232 of common stock.

As of March 2015 the Company converted options and warrants of $98,104 into 6,189 of common stock.

As of March 2015 the Company converted accounts payable owed of $154,623 into 6,374 of common stock in settlement of the debts.

From February 26, 2015 through April 7, 2015, the Company entered into subscription agreements with accredited investors (the “2015 Accredited Investors”) pursuant to which the 2015 Accredited Investors purchased an aggregate of 32,098 shares of the Company’s common stock (the “2015 Subscription Shares”) for an aggregate purchase price of $930,854.

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

On February 13, 2015 Marshall Cogan entered into an agreement with the Company to serve as Chief Investment Officer. In addition, Mr. Cogan was appointed as Chairman of the Board of directors for the Company, replacing James Taylor, who remained on the Board as a director. Mr. Cogan entered into a letter of agreement with the Company to receive an annual salary of $135,000 and options to acquire 750,000 shares of common stock, exercisable for the three-year Employment Term at $1.50 per share ("Executive Stock Options"), subject to vesting. The Executive Stock Options were to be earned and vested in equal tranches of 250,000 on the one-year, two-year and three-year anniversary of the agreement, which such vesting is subject to Executive's continued employment as an executive with the Company as of the vesting date. In May 2015, the Company terminated Marshall S. Cogan as Chief Investment Officer. Further, the Executive Employment Agreement and the Stock Option Agreement entered between the Company and Mr. Cogan dated February 13, 2015 have also been terminated. On June 17, 2015, Mr. Cogan submitted his resignation as a director of the Company.

On July 29, 2015, the Company entered into an advisory agreement with Maxim Group LLC pursuant to which the Company issued Maxim Group LLC 500,000 shares of Common Stock in consideration of certain financial advisory and investment banking services.

In August 2015, the Company issued 15,700 shares of common stock to a third party consultant to settle all outstanding fees owed to such consultant. In addition, in September 2015, the Company issued 10,000 shares of common stock to a legal advisor in consideration of legal services.

In October 2015, two warrant holders exercised their common stock purchase warrants on a cashless basis resulting in the aggregate issuance of 61,708 shares of Common Stock.

On September 10, 2015, the Company entered into subscription agreements with several accredited investors (the “2015 Accredited Investors”) pursuant to which the 2015 Accredited Investors purchased an aggregate of 434,000 shares of the Company’s common stock (the “2015 Subscription Shares”) for an aggregate purchase price of $1,085,000.

On November 9, 2015 and December 4, 2015 (the "Closing Dates"), the Company, entered into Securities Purchase Agreements with several accredited investors (the “Investors”) providing for the sale by the Company to the Investors of 6% Convertible Promissory Notes in the aggregate amount of $13,534,426 (the "Notes"). In addition to the Notes, the Investors also received stock purchase warrants (the “Warrants”) to acquire an aggregate of 3,852,693 shares of common stock of the Company. The Warrants are exercisable for five years at an exercise price of $5.28. The Notes were automatically converted into 3,866,979 shares.

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

ITEM 6. SELECTED FINANCIAL DATA

YEARS ENDED DECEMBER 31,	2015	2014	2013
OPERATING SUMMARY
Sales	139,980	177,500	177,500
Net loss	(9,426,853)	(6,608,680)	(6,110,553)
Basic and diluted loss per share	(0.55)	(0.49)	(0.81)
Shares used in per share calculation	17,293,394	13,602,884	7,571,061

FINANCIAL POSITION SUMMARY
Total assets	14,641,728	4,951,989	4,850,997
Cash and cash equivalents	7,677,163	442,257	7,019
Total current assets	10,905,369	909,630	443,736
Total current liabilities	18,424,863	3,267,235	4,464,578
Net working capital	(7,519,494)	(2,357,605)	(4,020,842)
Stockholders’ deficit	(3,783,135)	(809,387)	(1,906,471)
Common stock outstanding	18,204,923	14,994,498	8,271,152

CASH FLOW SUMMARY
Net cash provided (used) by operations	(8,220,232)	(4,466,588)	(2,732,628)
Net cash provided (used) by investing activities	(65,226)	(23,104)	(2,750,063)
Net cash provided (used) by financing activities	15,520,363	4,924,930	5,449,892
Net increase (decrease) in cash and equivalents	7,234,905	435,238	(32,799)

Note: Share and per share data adjusted for reverse stock split

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our consolidated financial statements and the related notes that appear elsewhere in this Annual Report on Form 10-K

Overview and 2015 Highlights

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

We have filed a patent application for a new system that extends the range of electric vehicles while reducing the overall cost of the typical battery-electric power train. The new system, E-GEN Drive(TM), is designed specifically for the package delivery vehicle market, in which the diesel and/or gasoline-powered vehicles in use now are required to stop and restart hundreds of times a day. We believe that battery-electric technology is an ideal fit for urban and suburban delivery routes, despite the typical fleet owner's concerns about range and cost. Our E-GEN Drive system will enable our customers to keep their batteries charged to a consistent state of charge throughout the day and, since we are able to use smaller battery packs, we can reduce the cost of the entire system. Our E-GEN Drive trucks offer a three-year payback, making them price competitive with gasoline-powered trucks. When the ignition is shut off, the engine automatically turns on and recharges the battery pack. When the ignition is turned back on, the engine turns off and the vehicle reverts to all-electric power. The engine and the battery-powered motor are never in use at the same time. It is not a traditional hybrid, but an extended-range electric vehicle. As a result, we believe our new design has many benefits, including:

●	Fleet management flexibility: Depending on our customer’s driving patterns and fuel cost goals, our E-GEN drive train can be remotely adjusted to use more electric power or more internal combustion engine (ICE) power, at their choice.

●	Energy efficiency and cost of ownership: We believe our trucks offer customers an attractive cost of ownership profile compared to similar products. Using a single electric power train with a small ICE enables us to create a lighter, more energy efficient vehicle that is mechanically simple. Since we are able to use smaller battery packs, we can reduce the cost of the entire system. Additionally, government incentives can further reduce the cost of ownership.

●	High performance: We believe our trucks deliver an unparalleled driving experience, with powerful acceleration for the most demanding applications while also providing the added benefit of an extremely quiet operation.

We believe the benefits of our new design also provide customers additional benefits, which include:

●	Gaining a competitive edge to increase market share

●	Improving profitability created by

●	Decrease maintenance costs

●	Reduced fuel expenses

●	Increasing the number of deliveries per day through more efficient delivery methods

●	Strengthening sustainability programs

●	Improving driver safety

●	Reducing total cost of ownership for each vehicle

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

Results of Operations

Our condensed consolidated statement of operations data for the period presented follows:

	2015	2014	2013

Sales	$139,980	$177,500	$177,500

Operating Expenses
Selling, general and administrative	3,860,618	2,950,467	3,137,288
Research and development	4,740,331	3,436,751	2,892,505
Total operating expenses	8,600,949	6,387,218	6,029,793

Interest expense, net	965,884	398,963	258,261

Net loss	$(9,426,853)	$(6,608,680)	$(6,110,554)

Revenue

Revenue for the year ended December 31, 2015 were related to delivery of EGEN and E100 prototypes for UPS. Revenue for the year ended in December 31, 2014 were related to delivery of conversion of an all-electric Para-transit 12 passenger bus to BARTA (Berks County Regional Transit Authority) of Pennsylvania.

We have received several orders from fleets which we are in the process of filling.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses consist primarily of personnel and facilities costs related to our development including, marketing, sales, executive, finance, human resources, information technology and professional, legal and contract services.

SG&A expenses during year ended December 31, 2015 were $3.9 million, an increase from $3.0 million for the year ended December 30, 2014. The increase in our SG&A expenses consisted primarily in employee compensation expenses related to higher headcount to support the sales and technical activities as well as additional employee expenses, and consulting expenses as a result of our production and sales efforts and focus on marketing of our new technologies.

Research and Development Expenses

Research and development (“R&D”) expenses consist primarily of personnel costs for our teams in engineering and research, prototyping expense, and contract and professional services.  Union City plant expenses prior to the start of production are also included in research and development expenses.

R&D expenses during the year ended December 31, 2015 were $4.7 million, an increase from $3.4 million for the year ended December 31, 2014. The increase in our R&D expenses is the result of an increase of engineering employee and consulting expense, prototype component increase expense and vehicle testing.

Interest Expenses

Our interest expense is incurred primarily from our long term loan with Navistar in connection to the purchase of the Union City plant mentioned before in the Property, Plant and Equipment and Long Term Loan notes to the financial statements.

Interest expenses during the year ended December 31, 2015 were $965 thousand, an increase from $399 thousand for year ended December 31, 2014. The higher expense was due to an increase of principal resulting from the capitalization of interests to the Navistar loan and interest owed on loans and notes from investors.

Liquidity and Capital Resources

Summary of Cash Flows

	2015	2014

Net cash used in operating activities	(8,220,232)	(4,466,588)
Net cash used in investing activities	(65,226)	(23,104)
Net cash provided by financing activities	15,520,363	4,924,930

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

During the year ended December 31, 2015 and 2014, cash used in operating activities was $8.2 million and $4.5 million. The decrease in operating cash flows in 2015 as compared to 2014 was due to an increase in operating activities related to the design and manufacturing of new customer orders and testing of new product designs and higher operating expenses in R&D and SG&A.

Cash Flows from Investing Activities

Cash flow from investing activities primarily relates to capital expenditures to support our future growth in operations.

We spent $65 thousand in new equipment during the year ended December 31, 2015.

Cash Flows from Financing Activities

During the year ended December 31, 2015 and 2014, net cash provided by financing activities was $15.5 million and $4.9 million. Cash flows from financing activities during the year ended December 31, 2015 consisted primarily of $12.2 million from proceeds from notes payable, and $3.2 million of issuance of common stock. In 2014 we had $4.3 million from issuance of common stock, offset by $326 thousand payment of long-term debt and 285 thousand of capitalization of shareholder advances.

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

California Air Resources Board Approval

On February 20, 2013 the California Air Resource Board (CARB) approved the medium to heavy duty the Company’s commercial truck for sale in the state of California. Most other states use this approval for sale of vehicles in their state.

Critical Accounting Policies and Estimates

The following accounting principles and practices of the Company are set forth to facilitate the understanding of data presented in the consolidated financial statements:

Nature of operations

Workhorse is a technology company that is focused on last mile delivery systems. The Company designs, develops, manufactures and sells cost effective high-performance electric medium duty trucks and unmanned aerial delivery systems that are fully integrated with our electric vehicles as an original equipment manufacturer (OEM). Workhorse’s vehicles, engineering expertise, and business model differentiates us from other truck and drone manufacturers.

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

Income taxes

With the consent of its shareholders, at the date of inception, the Company elected under the Internal Revenue Code to be taxed as an S corporation. Since shareholders of an S corporation are taxed on their proportionate share of the Company’s taxable income, an S corporation is generally not subject to either federal or state income taxes at the corporate level. On December 28, 2009 pursuant to the merger transaction the company revoked its election to be taxed as an S-corporation.

As no taxable income has occurred from the date of this merger to December 31, 2015 cumulative deferred tax assets of approximately $11.6 million are fully reserved, and no provision or liability for federal or state income taxes has been included in the financial statements.  Carryover amounts are:

Approximate net operating loss ($ millions)	Carryover to be used against taxable income generated through year

3.6	2030
6.7	2031
3.9	2032
4.7	2033
6.1	2034
9.0	2035

Research and development costs

Research and development costs are expensed as they are incurred. Research and development expense incurred was approximately $4.7 million and $3.4 million for the years ended December 31, 2015 and 2014, respectively consisting of consulting, payroll and payroll taxes, engineering temporaries, purchased supplies, legal fees, parts and small tools.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we are not required to include disclosure under this item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Workhorse Group Inc.

Cincinnati, Ohio

We have audited the accompanying consolidated balance sheets of Workhorse Group Inc. as of December 31, 2015 and 2014 and the related consolidated statements of operations, stockholders’ deficit, and cash flows for each of the years in the two-year period ended December 31, 2015. Workhorse Group Inc.’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Workhorse Group Inc. as of December 31, 2015 and 2014, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As described in Note 1 to the consolidated financial statements, the Company has not had significant sales and has negative working capital as well as stockholders’ deficits, which raise substantial doubt about its ability to continue as a going concern. Management’s plan in regard to this matter is also discussed in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties. Our opinion is not modified with respect to that matter.

Cincinnati, Ohio

March 25, 2016

1 east fourth street, suite 1200

cincinnati, ohio 45202

www.cshco.com

p. 513.241.3111

f. 513.241.1212

cincinnati | columbus | cleveland | miami valley | springfield | toledo

Workhorse Group, Inc.

Consolidated Balance Sheets

December 31, 2015 and 2014

	December 31, 2015	December 31, 2014
Assets

Current assets:
Cash and cash equivalents	$7,677,163	$442,257
Inventory	78,917	392,750
Prepaid expenses, deposits and deferred costs	3,149,289	74,623
	10,905,369	909,630

Property, plant and equipment, net	3,736,359	4,042,359
	$14,641,728	$4,951,989

Liabilities and Stockholders' deficit

Current liabilities:
Accounts payable	$1,606,695	$1,603,555
Accounts payable, related parties	399,542	384,776
Notes payable	13,534,426	1,243,000
Shareholder advances	111,700	-
Current portion of long-term debt	2,772,500	35,904
	$18,424,863	$3,267,235

Long-term debt	-	2,494,141

Stockholders' deficit:
Series A preferred stock, par value of $.001 per share 75,000,000 shares shares authorized, 0 shares issued and outstanding at December 31, 2015 and December 31, 2014	-	-
Common stock, par value of $.001 per share 50,000,000 shares authorized, 18,204,923 shares issued and outstanding at December 31, 2015 and 14,994,514 shares issued and outstanding at December 31, 2014	18,205	14,994
Additional paid-in capital	33,557,615	27,263,525
Stock based compensation	6,158,390	6,002,586
Accumulated deficit	(43,517,345)	(34,090,492)
	(3,783,135)	(809,387)

	$14,641,728	$4,951,989

See accompanying notes to consolidated financial statements.

Workhorse Group, Inc.

Consolidated Statements of Operations

For the Years Ended December 31, 2015 and 2014

	2015	2014

Sales	$139,980	$177,500

Operating Expenses
Selling, general and administrative	3,860,618	2,950,467
Research and development	4,740,331	3,436,751
Total operating expenses	8,600,949	6,387,218

Interest expense, net	965,884	398,963

Net loss	$(9,426,853)	$(6,608,680)

Basic and diluted loss per share	$(0.55)	$(0.49)

Weighted average number of common shares outstanding	17,293,394	13,602,884

See accompanying notes to financial statements.

Workhorse Group, Inc.

Consolidated Statements of Stockholders' Equity (Deficit)

	Common Stock		Series A Preferred Stock		Additional	Stock		Total Stockholders'
	Number of Shares	Amount	Number of Shares	Amount	Paid-in Capital	Based Compensation	Accumulated Deficit	Equity (Deficit)

Balance as of December 31, 2013	8,271,168	$8,271	-	$-	$20,395,977	$5,171,093	$(27,481,812)	$(1,906,471)
Issuance of common stock, and fulfillment of stock subscriptions receivable	5,942,300	5,942	-	-	5,936,358	-	-	5,942,300
Stock options and warrants exercised Conversion of account payable	781,046	781	-	-	931,190	-	-	931,971
Share based compensation for the year ended December 31, 2014	-	-	-	-	-	831,493	-	831,493
Net loss from operations for the year ended December 31, 2014	-	-	-	-	-	-	(6,608,680)	(6,608,680)
Balance as of December 31, 2014	14,994,514	14,994	-	-	27,263,525	6,002,586	(34,090,492)	(809,387)
Issuance of common stock, and fulfillment of stock subscriptions receivable	2,184,236	2,184	-	-	4,390,419	-	-	4,392,603
Stock options and warrants exercised	298,371	299	-	-	380,101	(246,714)	-	133,686
Conversion of account payable	727,802	728	-	-	1,523,570	-	-	1,524,298
Share based compensation for the year ended December 31, 2015	-	-	-	-	-	402,518	-	402,518
Net loss from operations for the year ended December 31, 2015	-	-	-	-	-	-	(9,426,853)	(9,426,853)
Balance as of December 31, 2015	18,204,923	18,205	-	-	33,557,615	6,158,390	(43,517,345)	(3,783,135)

See accompanying notes to consolidated financial statements.

Workhorse Group, Inc.

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2015 and 2014

	2015	2014

Cash flows from operating activities:
Net loss	$(9,426,853)	$(6,608,680)
Adjustments to reconcile net loss from operations to cash used by operations:
Depreciation	371,226	388,006
Stock based compensation	402,518	414,597
Interest expense on convertible debentures	-	13,269
Legal, consulting and investment services	-	931,973
Interest expense paid in kind	-	225,000
Inventory reserve	313,833	-
Effects of changes in operating assets and liabilities:
Prepaid expenses and deposits	(803,029)	(30,658)
Accounts payable	907,308	460,794
Accounts payable, related parties	14,765	(83,389)
Customer deposits	-	(177,500)

Net cash used by operations	(8,220,232)	(4,466,588)

Cash flows from investing activities:

Capital expenditures	(65,226)	(23,104)

Net cash used by investing activities	(65,226)	(23,104)

Cash flows from financing activities:

Proceeds from notes payable	12,242,104	1,243,000
Payments on long-term debt	(5,045)	(326,070)
Shareholder advances, net of repayments	111,700	(285,000)
Issuance of common stock	3,171,604	4,293,000

Net cash provided by financing activities	15,520,363	4,924,930

Change in cash and cash equivalents	7,234,905	435,238

Cash at the beginning of the period	442,257	7,019
Cash at the end of the period	7,677,163	442,257

During 2015, $524,298 in accounts payable were satisfied through the issuance of common stock

During 2015, $1,243,000 in Notes Payable and $34,249 in accrued interests were satisfied through the issuance of common stock.

During 2015, $77,436 in wages payable were converted to options to purchase common stock.

During 2015, $2,271,637 in fees and commissions related to the completion of a private placement memorandum were recorded as deferred costs.

During 2015, $268,185 in interest payable were added to principal owed on notes payable and long term debt.

See accompanying notes to consolidated financial statements.

Workhorse Group Inc.

Notes to Consolidated Financial Statements

1.	SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES

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

Certain reclassifications were made to the prior year financial statements to conform to the current year presentation. These reclassifications had no effect on previously reported results of operation or stockholders’ deficit.

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

Buildings:  15 - 30 years

Leasehold improvements:  7 years

Software:  3 - 6 years

Equipment:  5 years

Vehicles and prototypes:  3 - 5 years

Common stock

On April 22, 2010, the directors of the Company approved a forward stock split of the common stock of the Company on a 14:1 basis.  On May 12, 2010, the stockholders of the Company voted to approve the amendment of the certificate of incorporation resulting in a decrease of the number of shares of common stock.   Management filed the certificate of amendment decreasing the authorized shares of common stock with the State of Nevada on September 8, 2010. On February 11, 2015, the Company filed a certificate of amendment to its articles of incorporation to increase the authorized shares of common stock to 50,000,000.

On December 9, 2015, the Company filed a Certificate of Amendment to its Certificate of Incorporation to implement a one-for-ten reverse split of the Corporation’s issued and outstanding common stock (the “Reverse Stock Split”), as authorized by the stockholders of the Company. The Reverse Stock Split became effective at the open of trading on December 11, 2015 (the “Effective Date”). As of the Effective Date, every ten shares of issued and outstanding common stock were combined into one newly issued share of common stock. No fractional shares were issued in connection with the Reverse Stock Split. Total cash payments made by the Company to stockholders in lieu of fractional shares was not material.

All references in the financial statements and MD&A to number of common shares, price per share and weighted average shares of common stock have been adjusted to reflect the Reverse Stock Split on a retroactive basis for all prior periods presented, unless otherwise noted, including reclassifying an amount equal to the reduction in par value of common stock to additional paid in capital.

The capital stock of the Company is as follows:

Preferred Stock - The Company has authorized 75,000,000 shares of preferred stock with a par value of $.001 per share. These shares may be issued in series with such rights and preferences as may be determined by the Board of Directors. There are no shares of preferred stock outstanding.

Common Stock - The Company has authorized 50,000,000 shares of common stock with a par value of $0.001 per share.

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

Income taxes

With the consent of its shareholders, at the date of inception, the Company elected under the Internal Revenue Code to be taxed as an S corporation.  Since shareholders of an S corporation are taxed on their proportionate share of the Company’s taxable income, an S corporation is generally not subject to either federal or state income taxes at the corporate level.  On December 28, 2009 pursuant to the merger transaction the Company revoked its election to be taxed as an S-corporation.

As no taxable income has occurred from the date of this merger to December 31, 2015 cumulative deferred tax assets of approximately $11.6 million are fully reserved, and no provision or liability for federal or state income taxes has been included in the financial statements.  Carryover amount are:

Approximate net operating loss ($ millions)	Carryover to be used against taxable income generated through year

3.6	2030
6.7	2031
3.9	2032
4.7	2033
6.1	2034
9.0	2035

Research and development costs

The Company expenses research and development costs as they are incurred. Research and Development costs were approximately $4.7 million and $3.4 million for the years ended December 31, 2015 and 2014 respectively, consisting primarily of personnel costs for our teams in engineering and research, prototyping expense, and contract and professional services.  Union City plant expenses prior to the start of production are also included in research and development expenses.

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

Subsequent events

The Company evaluates events and transactions occurring subsequent to the date of the consolidated financial statements for matters requiring recognition or disclosure in the consolidated financial statements. The accompanying consolidated financial statements consider events through March 25, 2016, the date on which the consolidated financial statements were available to be issued.

2.	PROPERTY, PLANT AND EQUIPMENT

As of December 31, 2015 and December 31, 2014, our property, plant and equipment, net, consisted of the following:

	December 31, 2015	December 31, 2014
Land	300,000	300,000
Buildings	3,800,000	3,800,000
Leasehold Improvements	19,225	19,225
Construction in progress	-	23,104
Software	27,721	27,721
Equipment	724,507	670,183
Vehicles and prototypes	198,965	164,959
	5,070,418	5,005,192
Less accumulated depreciation	(1,334,059)	(962,833)
	3,736,359	4,042,359

3.	LONG-TERM DEBT

Long-term debt consists of the following:

	December 31, 2015	December 31, 2014
Secured debenture payable to Workhorse Custom Chassis, LLC, due March 2016 plus interest at 10%. The debenture is secured by the real estate and related assets of the plant located in Union City, Indiana with a net book value of $3,628,354 at December 31, 2015	2,722,500	2,475,000

Note payable, Bank due in monthly installments of $635 including interest at 5.04%. The note was paid during 2015.	-	4,711

Note payable, vendor due in monthly installments of $439 including interest at 8.00%. The note was paid during 2015	-	334

Note payable to the City of Loveland, due in annual installments of $10,241 including interest with the final payment due October 2016. Interest rate amended to 8.00%. The note is unsecured and contains restrictions on the use of proceeds.	50,000	50,000

	2,772,500	2,530,045
Less current portion	2,772,500	35,904
Long term debt	-	2,494,141

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

The Company entered into Subscription Agreements with five accredited investors (the “December 2014 Investors”) between November 24, 2014 and December 29, 2014 providing for the sale by the Company to the December 2014 Investors of 14% Unsecured Convertible Promissory Notes in the aggregate amount of $1,243,000 (the "December 2014 Notes"). In addition to the December 2014 Notes, the December 2014 Investors also received common stock purchase warrants (the “December 2014 Warrants”) to acquire 443,929 shares of common stock of the Company. The December 2014 Warrants are exercisable for five years at an exercise price of $1.40. The initial closing of $200,000 was on November 24, 2014, the second closing of $700,000 was on December 8, 2014 and the third closing of $343,000 was on December 30, 2014.

5.	SHAREHOLDER AND RELATED PARTY ADVANCES

As of December 31, 2015, the Company had deposits for $111,700 that were not yet issued as common stock.

6.	LEASE OBLIGATIONS

On October 1, 2011 the Company began leasing operating facilities under an agreement expiring on September 30, 2018.  Future minimum monthly lease payments under the agreement are currently $12,598 and increase 3% in October of each year.  Prepaid expenses and deposits include a security deposit equal to $12,275.  Aggregate maturities of lease obligations are as follows:

2016	161,588
2017	166,435
2018	127,614
455,637

Total rent expense under these operating type leases for the year ended December 31, 2015 and 2014 was $157 thousand and $152 thousand respectively.

7.	STOCK BASED COMPENSATION

Options to directors, officers and employees

The Company maintains, as adopted by the board of directors, the 2014 Stock Incentive Plan, the 2014 Stock Compensation Plan, 2013 Incentive Stock Plan, the 2012 Incentive Stock Plan, the 2011 Incentive Stock Plan and the 2010 Stock Incentive Plan (the plans) providing for the issuance of up to 1,100,000 options to employees, officers, directors or consultants of the Company.  Incentive stock options granted under the plans may only be granted with an exercise price of not less than fair market value of the Company’s common stock on the date of grant (110% of fair market value for incentive stock options granted to principal stockholders).  Non-qualified stock options granted under the plans may only be granted with an exercise price of not less than 85% of the fair market value of the Company’s common stock on the date of grant.  Awards under the plans may be either vested or unvested options.  The unvested options vest ratably over two years for options with a five or three-year term and after one year for options with a two-year term.

In addition to the plans, the Company has granted, on various dates, stock options to directors, officers and employees to purchase common stock of the Company.  The terms, exercise prices and vesting of these awards vary.

The following table summarizes option activity for directors, officers and employees:

		Outstanding Stock Options
	Shares Available for Grant	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Grant Date Fair Value per Share	Weighted Average Remaining Exercise Term in Months
Balance, December 31, 2013	448,500	799,475	$4.49	$2.30	36
Additional stock reserved	500,000	-	$-	$-	-
Granted	(867,593)	867,593	$0.49	$0.85	58
Exercised	-	-	$-	$-	-
Forfeited	-	-	$-	$-	-
Expired	-	-	$-	$-	-
Balance, December 31, 2014	80,907	1,667,068	$2.34	$1.52	41
Additional stock reserved	1,120,000	-	$-	$-	-
Granted	(443,436)	443,436	$1.93	$1.29	55
Exercised	-	(130,070)	$1.30	$0.75	-
Forfeited	-	-	$-	$-	-
Expired	-	-	$3.03	$1.25	-
Balance December 31, 2015	757,471	1,980,434	$2.21	$1.46	49

The Company recorded $298,044 and $171,665 compensation expense for stock options to directors, officers and employees for the years ended December 31, 2015 and 2014 respectively.  As of December 31, 2015, unrecognized compensation expense of $1,435,603 is related to non-vested options granted to directors, officers and employees which is anticipated to be recognized over the next 49 months, commensurate with the vesting schedules.

Options to consultants

The Company has also granted, on various dates, stock options to purchase common stock of the Company to consultants for services previously provided to the Company.  The terms, exercise prices and vesting of these awards vary.

The following table summarizes option activity for consultants:

		Outstanding Stock Options
	Shares Available for Grant	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Grant Date Fair Value per Share	Weighted Average Remaining Exercise Term in Months
Balance, December 31, 2013	97,100	141,500	$4.06	$1.96	34
Additional stock reserved	200,000	-	$-	$-	-
Granted	(296,773)	296,773	$0.10	$1.00	54
Exercised	-	-	$-	$-	-
Forfeited	20,000	(20,000)	$-	$-	-
Expired	19,000	(19,000)	$5.00	$1.73	-
Balance, December 31, 2014	39,327	399,273	$1.27	$1.31	50
Additional stock reserved	-	-	$-	$-	-
Granted	-	-	$-	$-	-
Exercised	-	(32,524)	$0.10	$0.98	-
Forfeited	59,976	(59,976)	$-	$-	-
Expired	-	-	$5.30	$2.39	-
Balance December 31, 2015	99,303	306,773	$0.36	$1.01	41

The Company recorded $71,530 and $154,199 compensation expense for stock options to consultants for the years ended December 31, 2015, 2014, respectively. As of December 31, 2015, unrecognized compensation expense of $173,722 is related to non-vested options granted to consultants which is anticipated to be recognized over the next 49 months, commensurate with the vesting schedules.

Warrants to placement agent and consultants

Through December 2011, the Company compensated the placement agent for assisting in the sale of the Company’s securities by paying the placement agent commissions and issuing the placement agent common stock purchase warrants to purchase shares of the Company’s common stock.  The warrants have a five-year term and various exercise prices.

The Company has also granted, on various dates, stock warrants to purchase common stock of the Company to consultants for services previously provided to the Company.  The terms, exercise prices and vesting of these awards vary.

The following table summarizes warrant activity for the placement agent and consultants:

		Outstanding Warrants
	Shares Available for Grant	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Grant Date Fair Value per Share	Weighted Average Remaining Exercise Term in Months
Balance, December 31, 2013	433,959	313,089	$4.64	$2.07	24
Additional stock reserved	-	-	$-	$-	-
Granted	(159,861)	159,861	$1.68	$0.56	34
Exercised	-	-	$-	$-	-
Forfeited	-	-	$-	$-	-
Expired	-	(62,801)	$3.89	$1.84	-
Balance, December 31, 2014	274,098	410,149	$3.59	$1.51	14
Additional stock reserved	-	-	$-	$-	-
Granted	(63,871)	63,871	$1.40	$1.17	59
Exercised	-	(161,719)	$2.36	$1.09	-
Forfeited	-	(5,478)	$-	$-	-
Expired	-	-	$4.18	$1.82	-
Balance December 31, 2015	210,227	306,823	$2.79	$1.26	9

The Company recorded $32,944 and $88,733 compensation expense for stock warrants to the placement agent and consultants for the years ended December 31, 2015 and 2014, respectively.  There is no unrecognized compensation expense for the placement agent warrants because they are fully vested at date of grant.

Warrants to directors and officers

In December 2010 and May 2011, the Company issued to certain directors and officers common stock purchase warrants to acquire shares of common stock at an exercise price of $2.00 per share for a period of five years.  In November 2011, under the terms of a Promissory Note issued to a director and officer, common stock purchase warrants were issued to acquire 10,000 shares of common stock at an exercise price of $5.00 per share for a period of one year.  In May 2012, a director and officer received 10,000 2012 Warrants to acquire common stock of the Company at an exercise price of $5.00 for a period of three years.  In June 2012, a director and officer converted secured and unsecured loans provided to the Company from September 2011 to June 2012 in the aggregate amount of $389,250 into 2012 Notes and 2012 Warrants.  In November 2012, the Company entered into a Note and Warrant Amendment and Conversion Agreement whereby the holders and 2012 Investors converted all principal and interest under the 2012 Notes into shares of common stock.  Further, the exercise price of the 2012 Warrants was reduced to $2.50 per share.  The $7,388 cost of the reduction in the exercise price is included in stock based compensation expense for the year ended December 31, 2012.

The following table summarizes warrant activity for directors and officers:

		Outstanding Warrants
	Shares Available for Grant	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Grant Date Fair Value per Share	Weighted Average Remaining Exercise Term in Months
Balance, December 31, 2013	348,925	338,925	$17.83	$0.95	22
Additional stock reserved	-	-	$-	$-	-
Granted	-	-	$1.68	$-	-
Exercised	-	-	$-	$-	-
Forfeited	-	-	$-	$-	-
Expired	-	-	$-	$-	-
Balance, December 31, 2014	348,925	338,925	$17.83	$0.95	9
Additional stock reserved	-	-	$-	$-	-
Granted	-	-	$-	$-	-
Exercised	-	-	$-	$-	-
Forfeited	-	-	$-	$-	-
Expired	-	-	$5.00	$0.12	-
Balance December 31, 2015	348,925	338,925	$20.00	$1.02	4

The Company recorded no compensation expense for stock warrants to directors and officers for the years ended December 31, 2015 and 2014, respectively.  There is no unrecognized compensation expense for these warrants because they are fully vested at date of grant.

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

During 2015, the Company entered into a placement agency agreement with a third party to assist in raising capital. Direct costs of this private placement memorandum (PPM) will be deferred and reduce the proceeds from the shares sold in the PPM. If the PPM is not completed, all costs will be charged to expense in the period in which the PPM is terminated. Costs of $2,271,637 have been incurred and capitalized related to this PPM as of December 31, 2015 and are recorded in prepaid expenses, deposits and deferred costs.

Total amount to be converted to common stock is $13,534,426 and are recorded as notes payab41le. Net proceeds to the Company are expected to be $12,242,104 at the completion of this conversion.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Our principal executive and principal financial officers have evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a – 15(e) and 15d – 15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this annual report.  They have concluded that, based on such evaluation, our disclosure controls and procedures were effective as of December 31, 2015.

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

Management has used the framework set forth in the report entitled “Internal Control -- Integrated Framework (2009)” published by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission to evaluate the effectiveness of the Company’s internal control over financial reporting.  A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

Management’s Assessment

As of December 31, 2015, our management has assessed the effectiveness of our internal control over financial reporting and has determined that our internal control over financial reporting was effective.  We are a smaller reporting company and are therefore exempt from having to obtain an auditors’ report on management’s assertion of the effectiveness of our internal control over financial reporting. Based on the measures taken and implemented, management has found them to be effective and has concluded that the material weakness previously reported as been remediated as of December 31, 2015.

(c) Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the fourth fiscal quarter of the year ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Cash

The cash balance as of March 25, 2016 is $5.6 million.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The officers and director of the Company are as follows:

Name	Age	Position
Raymond J. Chess	58	Director, Chairman
James E. Taylor	58	Director
H. Benjamin Samuels	49	Director
Gerald B. Budde	55	Director
Stephen S. Burns	55	Director, Chief Executive Officer, Secretary and Treasurer
Martin J. Rucidlo	57	President
Julio C. Rodriguez	57	Chief Financial Officer

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

Raymond J. Chess, Director Chairman

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

James E. Taylor, Director

Mr. Taylor has over three decades of automotive experience. Currently he is Chief Marketing Officer at Karma Automotive responsible for Product Planning, Design, Sales and Marketing of the soon to be re launched luxury extended range electric vehicle of what was Fisker prior to their bankruptcy. While at GM, he served as CEO of Hummer during the attempted divesture. Prior to that, he was President of Cadillac, responsible for the product planning, marketing, promotional and sales activities that significantly contributed to Cadillac’s global renaissance. Prior to that, Mr. Taylor was a Vehicle Line Executive for Cadillac, directing the planning, engineering and manufacturing of the award-winning ground up Cadillac CTS, SRX and the STS models. In addition, he held several senior positions globally in the Purchasing area. Taylor holds a Bachelor of Science degree in Mechanical Engineering & Management from McMaster University, Ontario, Canada.

Stephen S. Burns, Director, Chief Executive Officer, Treasurer and Secretary

Mr. Burns is a Co-Founder in the Company and has served as the Company’s CEO since inception. Mr. Burns was appointed as CEO, CFO, Treasurer and Secretary of the Company on December 28, 2009. Mr. Burns had founded several companies, most recently iTookThisOnMyPhone.com, a mobile photo and video-sharing technology company, MobileVoiceControl, Inc. a developer of high-end speech recognition software for smartphones sold to Nuance Communications (NASDAQ:NUAN), Inc. in 2006, AskMeNow [OTC:AKMN] a mobile search and information delivery system sold to Ocean West Holdings in 2005, PocketScript, the leading mobile electronic prescription system in the world which was sold to ZixCorp [NASDAQ:ZIXI] in 2002, Over The Line/AdLink, sold to Gannett Co. Inc. (NYSE:GCI) in 1994 and the design and development of Suspension Parameter Measurement Machines.

H. Benjamin Samuels, Director

Mr. Samuels served as CEO of Victory Packaging from May 2007 through 2015, during which time he led an executive team which currently manages more than 1,500 employees. In 2015, Mr. Samuels was appointed as Co-President after Victory Packaging was acquired by KapStone Paper and Packaging Corporation. From 1997 through 2007, Mr. Samuels served as Vice Chairman and leader of Victory Packaging's national accounts group, real estate, finance and legal departments, achieving a period of unprecedented growth in sales and revenues. Mr. Samuels joined Victory Packaging in 1995 as its regional operating manager of Texas. Mr. Samuels is an active member in the community, where he recently served as the Chairman of the Houston Food Bank. Mr. Samuels also served as the President of the Houston Chapter of the American Jewish Committee before joining its National Board of Governors. Mr. Samuels served on the boards of and held leadership positions with American Leadership Forum, Serve Houston, Holocaust Museum Houston, Jewish Federation of Greater Houston and Jewish Family Service. Mr. Samuels received a Bachelor’s degree in American studies and economics from Amherst College in Massachusetts well as an MBA from the Harvard Graduate School of Business Administration.

Gerald Budde, Director

From September 2011 through the present, Mr. Budde serves as the Chief Financial Officer of Assured Neace Lukens Insurance Agency, Inc. and maintains titles for other affiliated companies.  Mr. Budde was previously the Chief Financial Officer and shareholder of Neace Lukens Holding Company and Subsidiaries from July 2003 through September 2011, when it was acquired by Assured Partners Capital, Inc.  AssuredPartners was founded in 2011 and is a national partnership of leading independent property and casualty and employee benefits brokerage firms.  Mr. Budde was the Machine Tool Group Controller of Cincinnati Milacron Inc. from April 1994 to October 1998, at which time he was appointed as Vice President of Finance after Cincinnati Milacron’s machine tool group was acquired by UNOVA Industrial Automation Systems, Inc.   Mr. Budde remained in that role prior to joining Neace Lukens in 2003.  Mr. Budde was a Certified Public Accountant until he left public accounting and Ernst & Young and after 11 years of service in 1994. Mr. Budde is currently a member of the Board of Trustees and the Finance Committee of Mt. Notre Dame high school and is also a member of the Finance Commission of St. Margaret of York parish and school.  Mr. Budde received a Bachelor’s degree in Accounting from the University of Dayton.

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

Julio C. Rodriguez, Chief Financial Officer

Mr. Rodriguez is a finance executive with over 30 years of experience in financial and operational leadership roles within various industries including the automotive industry. Most recently, he served in various executive roles for Genuine Parts Company ("GPC") including Director Process Improvement for GPC corporate, and Vice President Finance & Corporate Secretary for Johnson Industries, a subsidiary of GPC. Prior to GPC Mr. Rodriguez served as Director of International Finance for Federal Mogul an OEM manufacturer of automotive systems, and Director of Finance for Chiquita Brands International in the fruit ingredients manufacturing division. Mr. Rodriguez was a Certified Public Accountant until he left public accounting working for Arthur Andersen for 8 years. Mr. Rodriguez holds a Bachelor of Science degree in Business Administration and a Bachelor of Science degree in Accounting from Catholic University Caracas, Venezuela.

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

Committees

Establishment of Board Committees and Adoption of Charters

On December 17, 2015, the Company established a Nominating and Corporate Governance Committee, a Compensation Committee and an Audit Committee (collectively, the "Committees") and approved and adopted charters to govern each of the Committees.

In connection with the establishment of the Nominating and Corporate Governance Committee, Compensation Committee and Audit Committee, the Board of Directors of the Company appointed members to each such committee. Currently, all three committees are comprised of three (3) directors meeting the requirements set forth in each applicable charter. The membership of these three standing committees of the Board of Directors of the Company is as follows:

Nominating and Corporate Governance Committee	Compensation Committee	Audit Committee

Raymond Chess (Chairman)	James Taylor (Chairman)	Gerald Budde (Chairman)
Gerald Budde	Gerald Budde	Raymond Chess
James Taylor	Benjamin Samuels	Benjamin Samuels

Compensation Committee.

Our board of directors has determined that each of the members are an “independent director” as defined by the rules of The NASDAQ Stock Market, Inc. applicable to members of a compensation committee. The Compensation Committee is responsible for establishing the compensation of our senior management, including salaries, bonuses, termination arrangements, and other executive officer benefits. The Compensation Committee also administers our equity incentive plans. During 2015, the Compensation Committee did not meet as the committee was only formed in December 2015. The Compensation Committee is governed by a written charter approved by the board of directors. A copy of the Compensation Committee’s charter is posted on the Company’s website at www.workhorse.com in the “Investors” section of the website. The Compensation Committee works with the Chairman of the Board and Chief Executive Officer and reviews and approves compensation decisions regarding senior management including compensation levels and equity incentive awards. The Compensation Committee also approves employment and compensation agreements with our key personnel and directors. The Compensation Committee has the power and authority to conduct or authorize studies, retain independent consultants, accountants or others, and obtain unrestricted access to management, our internal auditors, human resources and accounting employees and all information relevant to its responsibilities.

Nominating and Corporate Governance Committee.

Our board of directors has determined that each of the members of the Governance Committee is an “independent director” as defined by the rules of The NASDAQ Stock Market, Inc. The Governance Committee is generally responsible for recommending to our full board of directors policies, procedures, and practices designed to help ensure that our corporate governance policies, procedures, and practices continue to assist the board of directors and our management in effectively and efficiently promoting the best interests of our stockholders. The Governance Committee is also responsible for selecting and recommending for approval by our board of directors and our stockholders a slate of director nominees for election at each of our annual meetings of stockholders, and otherwise for determining the board committee members and chairmen, subject to board of directors ratification, as well as recommending to the board director nominees to fill vacancies or new positions on the board of directors or its committees that may occur or be created from time to time, all in accordance with our bylaws and applicable law. The Governance Committee’s principal functions include:

•	developing and maintaining our corporate governance policy guidelines;
•	developing and maintaining our codes of conduct and ethics;
•	overseeing the interpretation and enforcement of our Code of Conduct and our Code of Ethics for Chief Executive Officer and Senior Financial and Accounting Officers;
•	evaluating the performance of our board of directors, its committees, and committee chairmen and our directors; and
•	selecting and recommending a slate of director nominees for election at each of our annual meetings of the stockholders and recommending to the board director nominees to fill vacancies or new positions on the board of directors or its committees that may occur from time to time.

During 2015, the Governance Committee did not meet due to the fact that the committee was only formed in December 2015. The Governance Committee is governed by a written charter approved by our board of directors. A copy of the Governance Committee’s charter is posted on the Company’s website at www.workhorse.com in the “Investors” section of the website. In identifying potential independent board of directors candidates with significant senior-level professional experience, the Governance Committee solicits candidates from the board of directors, senior management and others and may engage a search firm in the process. The Governance Committee reviews and narrows the list of candidates and interviews potential nominees. The final candidate is also introduced and interviewed by the board of directors and the lead director if one has been appointed. In general, in considering whether to recommend any particular candidate for inclusion in our board of directors’ slate of recommended director nominees, the Governance Committee will apply the criteria set forth in our corporate governance guidelines. These criteria include the candidate’s integrity, business acumen, commitment to understanding our business and industry, experience, conflicts of interest and the ability to act in the interests of our stockholders. Further, specific consideration is given to, among other things, diversity of background and experience that a candidate would bring to our board of directors. The Governance Committee does not assign specific weights to particular criteria and no particular criterion is a prerequisite for each prospective nominee. We believe that the backgrounds and qualifications of our directors, considered as a group, should provide a composite mix of experience, knowledge and abilities that will allow our board of directors to fulfill its responsibilities. Stockholders may recommend individuals to the Governance Committee for consideration as potential director candidates by submitting their names, together with appropriate biographical information and background materials to our Governance Committee. Assuming that appropriate biographical and background material has been provided on a timely basis, the Governance Committee will evaluate stockholder recommended candidates by following substantially the same process, and applying substantially the same criteria, as it follows for candidates submitted by others.

Audit Committee.

We have a separately-designated standing Audit Committee established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Our board of directors has determined that the members are all “independent directors” as defined by the rules of The NASDAQ Stock Market, Inc. applicable to members of an audit committee and Rule 10A-3(b)(i) under the Exchange Act. In addition, Mr. Budde is an “audit committee financial expert” as defined in Item 407(d)(5) of Regulation S-K and demonstrates “financial sophistication” as defined by the rules of The NASDAQ Stock Market, Inc. The Audit Committee is appointed by our board of directors to assist our board of directors in monitoring (1) the integrity of our financial statements, (2) our compliance with legal and regulatory requirements, and (3) the independence and performance of our internal and external auditors. The Audit Committee’s principal functions include:

•	reviewing our annual audited financial statements with management and our independent auditors, including major issues regarding accounting and auditing principles and practices and financial reporting that could significantly affect our financial statements;
•	reviewing our quarterly financial statements with management and our independent auditor prior to the filing of our Quarterly Reports on Form 10-Q, including the results of the independent auditors’ reviews of the quarterly financial statements;
•	recommending to the board of directors the appointment of, and continued evaluation of the performance of, our independent auditor;
•	approving the fees to be paid to our independent auditor for audit services and approving the retention of our independent auditor for non-audit services and all fees for such services;
•	reviewing periodic reports from our independent auditor regarding our auditor’s independence, including discussion of such reports with the auditor;
•	reviewing significant reports to management prepared by our internal auditing department and management’s responses;
•	reviewing the adequacy of our overall control environment, including internal financial controls and disclosure controls and procedures; and
•	reviewing with our management and legal counsel legal matters that may have a material impact on our financial statements or our compliance policies and any material reports or inquiries received from regulators or governmental agencies.

As the committee was only formed in December 2015, the Audit Committee has not met. The Audit Committee is governed by a written charter approved by our board of directors. A copy of the Audit Committee’s charter is posted on the Company’s website at www.workhorse.com in the “Investors” section of the website.

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

Compensation of Directors

We have entered into the following arrangements:

On October 11, 2010, Mr. Taylor entered into a letter agreement with the Company pursuant to which he was appointed as a director of the Company in consideration of an annual fee of $40,000. Additionally, the Company granted Mr. Taylor options to purchase 32,500 shares of the Company’s common stock at $6.80 per share. The options will expire five years from the vesting period with 7,500 options vesting upon the signing of the agreement and 5,000 every six months thereafter for a total of 32,500 shares. On February 13, 2015, the Company entered into an agreement with Mr. Taylor whereby Mr. Taylor agreed to waive his right to $187,850 in accrued fees in consideration for $50,000 in cash upon the Company raising capital and an option, issued under the 2014 Stock Compensation Plan, to acquire 77,436 shares of common stock at an exercise price of $0.10 per share.

On October 24, 2013, the size of the Board of Directors was increased from two to three and Raymond J. Chess was appointed as a director of the Company. Prior to joining the Board of Directors, Mr. Chess served on our advisory board pursuant to which he received a stock option to acquire 10,000 shares of common stock at an exercise price of $2.50 per share. On October 24, 2013, Mr. Chess entered into a letter agreement with the Company pursuant to which he was appointed as a director of the Company in consideration of an annual fee of $40,000. Additionally, the Company granted Mr. Chess options to purchase 50,000 shares of the Company’s common stock at US$2.60 per share. The options will expire five years from the vesting period with 10,000 options vesting upon the signing of the agreement and 4,000 every six months thereafter for a total of 50,000 shares.

On February 13, 2015 Marshall Cogan entered into an agreement with the Company to serve as Chief Investment Officer. In addition, Mr. Cogan was appointed as Chairman of the Board of directors for the Company, replacing James Taylor, who remained on the Board as a director.  Mr. Cogan entered into a letter of agreement with the Company to receive an annual salary of $135,000 and options to acquire 750,000 shares of common stock, exercisable for the three-year Employment Term at $1.50 per share ("Executive Stock Options"), subject to vesting. The Executive Stock Options were to be earned and vested in equal tranches of 250,000 on the one-year, two-year and three-year anniversary of the agreement, which such vesting is subject to Executive's continued employment as an executive with the Company as of the vesting date. In May 2015, the Company terminated Marshall S. Cogan as Chief Investment Officer. Further, the Executive Employment Agreement and the Stock Option Agreement entered between the Company and Mr. Cogan dated February 13, 2015 have also been terminated. On June 17, 2015, Mr. Cogan submitted his resignation as a director of the Company.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors and executive officers and persons who own more than 10% of the issued and outstanding shares of our common stock to file reports of initial ownership of common stock and other equity securities and subsequent changes in that ownership with the SEC. Officers, directors and greater than ten percent stockholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. To our knowledge, based solely on a review of the copies of such reports furnished to us and written representations that no other reports were required, during the fiscal year ended December 31, 2015 all Section 16(a) filing requirements applicable to our officers, directors and greater than 10% beneficial owners were complied with.

ITEM 11. EXECUTIVE COMPENSATION

The following summary compensation table sets out details of compensation paid to (a) our principal executive officer; (b) each of our two most highly compensated executive officers who served as executive officers during the fiscal year ended December 31, 2015; and (c) up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the fiscal year ended December 31, 2015, except that no disclosure is provided for any named executive officer, other than our principal executive officer, whose total compensation did not exceed $100,000 for the fiscal year ended December 31, 2015:

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-equity Incentive Plan Compensation ($)	Change in Pension Value and Non- Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Stephen S. Burns CEO and	2015	275,000			111,900				386,900
Director	2014	200,000	-	-	256,034	-	-	-	456,034

Martin J. Rucidlo	2015	125,000			22,380				147,380
President	2014	125,000	-	-	112,074	-	-	-	237,074

Julio C. Rodriguez Chief Financial	2015	150,000			55,950				205,950
Officer	2014	150,000	-	-	68,804	-	-	-	218,804

Employment Agreements

Stephen S. Burns Employment Agreement

On December 8, 2010, Stephen S. Burns entered into an employment agreement with the Company pursuant to which he was appointed as the President of the Company in consideration of an annual salary of $200,000, however, only 50% of the salary ($100,000) will be payable at this time. The remaining 50% of the salary will accrue and be deferred until the board of directors elects to increase the salary to include all or a portion of the deferred salary based on certain events. Additionally, Mr. Burns will be eligible for annual bonuses with a target amount of 100% of his salary. The actual amount of any bonus may be more or less than such target and will be determined by the Board in its absolute discretion. Half of the bonus may be paid, in the Company’s discretion, in unregistered shares of common stock at a price per share equal to the weighted average closing price per share of the common stock over the twenty most recent trading days prior to such grant. In addition to the salary and any bonus, Mr. Burns will be entitled to receive health and fringe benefits that are generally available to the Company’s management employees in accordance with the then existing terms and conditions of the Company’s policies. As additional compensation, the Company granted Mr. Burns options to acquire 30,000 shares of common stock at an exercise price of $7.20 per share for a period of ten years. The Company also provided Mr. Burns with a common stock purchase warrant to acquire 30,000 shares of Common Stock exercisable at any time in the five years following the signing of the agreement at an exercise price of $2.00 per share. Effective August 24, 2012, Mr. Burns resigned as President and continues to serve as a director as well as Chief Executive Officer, Secretary and Treasurer of the Company. As of December 31, 2015, payroll in the amount of $108,335 was due and payable and included in accounts payable, based on terms of Mr. Burns’s employment agreement.

Martin J. Rucidlo Employment Agreement

On August 24, 2012, Martin J. Rucidlo was engaged by the Company to serve as the President of the Company. Mr. Rucidlo replaced Stephen S. Burns who resigned as President and continues to serve as a director as well as Chief Executive Officer, Secretary and Treasurer of the Company. On August 24, 2012, Mr. Rucidlo entered into a letter agreement with the Company pursuant to which he was appointed as the President of the Company in consideration of an annual salary of $125,000. As additional compensation, the Company granted Mr. Rucidlo options to purchase 30,000 shares of the Company’s common stock at an exercise price of $2.10 per share. The options will expire three years from the vesting period with 9,000 options vesting upon the signing of the Agreement and 10,500 options vesting each of the following two years on the anniversary date of the Agreement for a total of 30,000 shares.

Julio C. Rodriguez Employment Agreement

On August 15, 2013, Julio C. Rodriguez and the Company entered into an employment agreement pursuant to which Mr. Rodriguez agreed to serve as the Chief Financial Officer of the Company. The Agreement has an effective date of August 7, 2013. Mr. Rodriguez will replace Richard J. Calme who resigned as the Interim Chief Financial Officer. Mr. Calme has been appointed to serve as Director of Finance of the Company. Pursuant to the terms of the Employment Agreement, Mr. Rodriguez shall receive an annual salary of $150,000. In addition to the salary, Mr. Rodriguez will be entitled to receive health and fringe benefits that are generally available to the Company’s management employees. As additional compensation, the Company granted Mr. Rodriguez options to acquire 30,000 shares of common stock at an exercise price of $4.00 per share for a period of two years.

The following table sets forth information with respect to the outstanding equity awards of our principal executive officers and principal financial officer during 2014, and each person who served as an executive officer of the Company as of December 31, 2015:

	Outstanding Equity Awards at Fiscal Year-End
	Option awards					Stock awards
Name and principal position	Number of securities underlying unexercised options (#) Exercisable	Number of securities underlying unexercised options (#) Unexercisable	Equity incentive plan awards: Number of securities underlying unexercised options (#)	Options exercise price ($)	Option expiration Date	Number of shares or units of stock that have not vested (#)	Market value of shares or units of stock that have not vested ($)	Equity incentive plan awards: Number of unearned shares other rights that have not vested (#)	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested ($)
Stephen	50,000	0	0	$6.00	5/23/2016	0	$0	0	$0
S. Burns	30,000	4,538	0	$1.10	12/3/2016	0	$0	0	$0
CEO and	40,000	17,333	0	$2.90	3/14/2018	0	$0	0	$0
Director	16,667	0	0	$0.10	6/30/2019	0	$0	0	$0
	40,000	0	0	$0.10	6/30/2019	0	$0	0	$0
	50,000	26,250	0	$0.10	6/30/2019	0	$0	0	$0
	174,773	0	0	$0.10	6/30/2019	0	$0	0	$0
	50,000	30,000	0	$1.40	12/18/2019	0	$0	0	$0
	50,000	35,000	0	$1.75	8/11/2020	0	$0	0	$0
	60,000	19,470	0	$4.00	11/15/2020	0	$0	0	$0
	30,000	30,000	0	$7.20	12/5/2020	0	$0	0	$0

Martin J.	25,000	3,781	0	$1.10	12/3/2016	0	$0	0	$0
Rucidlo	20,000	8,667	0	$2.90	3/14/2018	0	$0	0	$0
President	25,000	15,000	0	$1.40	12/18/2019	0	$0	0	$0
	10,000	7,000	0	$1.75	8/11/2020	0	$0	0	$0
	20,000	6,490	0	$4.00	11/15/2020	0	$0	0	$0

Julio C.	30,000	10,333	0	$4.00	8/6/2018	0	$0	0	$0
Rodriguez	49,323	0	0	$0.10	6/30/2019	0	$0	0	$0
CFO	4,110	0	0	$0.10	6/30/2019	0	$0	0	$0
	20,000	10,500	0	$0.10	6/30/2019	0	$0	0	$0
	15,000	9,000	0	$1.40	12/18/2019	0	$0	0	$0
	25,000	17,500	0	$1.75	8/11/2020	0	$0	0	$0

Director Compensation

Name	Fees Earned or Paid in Cash $	Stock Awards $	Option Awards $	Non-equity Incentive Plan Compensation $	Change in Pension Value and Non-Qualified Degerred Compensation Earnings $	All Other Compensation $	Total $
Benjamin Samuels	-	-	159,330	-	-	-	159,330
Chess Ray	40,000	-	22,380	-	-	-	62,380
Gerald Budde	-	-	159,330	-	-	-	159,330
Taylor, Jim	80,000	-	70,445	-	-	-	150,445

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information, as of March 25, 2016 with respect to the beneficial ownership of the outstanding common stock by (i) any holder of more than five (5%) percent; (ii) each of the Company’s executive officers and directors; and (iii) the Company’s directors and executive officers as a group. Except as otherwise indicated, each of the stockholders listed below has sole voting and investment power over the shares beneficially owned.

Name of Beneficial Owner (1)		Common Stock Beneficially Owned	Percentage of Common Stock (2)
Joseph T. Lukens	(3)	6,924,135	28.3%
Stephen D. Baksa	(4)	3,389,423	14.7%
Stephen S. Burns *	(5)	1,552,054	6.7%
Benjamin Samuels *	(6)	1,192,856	5.3%
James Taylor *	(7)	469,936	2.1%
Raymond Chess *	(8)	160,000	**
Gerald Budde *	(9)	125,000	**
Martin Rucidlo *	(10)	219,919	1.0%
Julio C. Rodriguez *	(11)	143,433	**

Executive officers and directors as a group		3,863,197	15.1%

*	Executive officer and/or director of the Company.
**	Less than 1%

(1)	Except as otherwise indicated, the address of each beneficial owner is c/o Workhorse Group Inc, 100 Commerce Drive, Loveland, Ohio 45140
(2)	Applicable percentage ownership is based on 22,371,669 shares of common stock outstanding as of March 25, 2016. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock that are currently exercisable or exercisable within 60 days of December 31, 2015 are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.
(3)	Represents (i) 1,900,689 shares of common stock held directly by Mr. Lukens; (ii) 154,870 shares of common stock held by The Joe & Kim Lukens Foundation; (iii) 2,697,147 shares of common stock held by the US Trust Company of Delaware Administrative Trustee of the Joe & Kim Lukens Dynasty Trust; (iv) 25,000 shares of common stock held by the Joseph T Lukens, Jr. and Gerald Budde, Co-Trustee of the Joseph T. Lukens, Jr. Irrevocable Trust for Heidi H. Lukens U/T/A Dated 2/23/2016; (v) 25,000 shares of common stock held by the Joseph T Lukens, Jr. and Gerald Budde, Co-Trustee of the Joseph T. Lukens, Jr. Irrevocable Trust for Chelsey L. Lukens U/T/A Dated 2/23/2016; (vi) 25,000 shares of common stock held by the Joseph T Lukens, Jr. and Gerald Budde, Co-Trustee of the Joseph T. Lukens, Jr. Irrevocable Trust for Nathan J. Lukens U/T/A Dated 2/23/2016; (vii) 25,000 shares of common stock held by the Joseph T Lukens, Jr. and Gerald Budde, Co-Trustee of the Joseph T. Lukens, Jr. Irrevocable Trust for Roman E. Lukens U/T/A Dated 2/23/2016; (viii) a common stock purchase warrant to acquire 900,000 shares of common stock at $1.50 per share; (ix) a common stock purchase warrant to acquire 600,000 shares of common stock at $1.50 per share; and (x) a common stock purchase warrant to acquire 571,429 shares of common stock at $5.28 per share
(4)	Represents (i) 2,677,513 shares of common stock held directly by Mr. Baksa; (ii) common stock purchase warrants to acquire 71,429 shares of common stock at $1.40 per share; (iii) a common stock purchase warrants to acquire 375,000 shares of common stock at $1.50 per share; (iv) 31,000 shares of common stock held by the Stephen D. Baksa 2012 Trust F/B/O Sarah E. Marra, F/B/O Brian S. Baksa; (v) a common stock purchase warrant to acquire 91,624 shares of common stock at $5.28 per share; and (vi) a common stock purchase warrant to acquire 142,857 shares of common stock at $5.28 per share.
(6)	Represents (i) 571,428 shares of common stock held by Samuel 2012 Children's Trust UAD 10/28/12 (the "Trust"), (ii) a common stock purchase warrant to acquire 428,571 shares of common stock at an exercise price of $5.28 per share held by the Trust, (iii) a common stock purchase warrant to acquire 142,857 shares of common stock at an exercise price of $5.28 per share held by the Trust, and (iv) a stock option to acquire 50,000 shares of common stock at $7.01 per share. Mr. Samuels is a trustee of the Trust.
(7)	Represents (i) common stock purchase warrants to acquire 110,000 shares of common stock at $20 per share and (ii) a stock option to acquire 359,536 shares of common stock at $4.32 per share.
(8)	Represents a stock option to acquire 160,000 shares of common stock at $1.36 per share.
(9)	Represents (i) 50,000 shares of common stock, (ii) stock option to acquire 50,000 shares of common stock at an exercise price of $7.01 per share and (iii) a common stock purchase warrant to acquire 25,000 shares of common stock at $1.50 per share.
(10)	Represents (i) 119,919 shares of common stock, (ii) a stock option to acquire 100,000 shares of common stock at $2.18 per share.
(11)	Represents a stock option to acquire 143,433 shares of common stock at $1.33 per share.

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

Director Independence

The Board of Directors has determined that the Company does not have any independent directors as of December 31, 2015 based on the definition of independence in the listing standards of the Nasdaq Corporate Governance Rules. The Board of Directors is currently evaluating committee charters with the goal of establishing a Compensation Committee, a Governance and Nominating Committee and an Audit Committee.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The total fees charged to the Company by Clark Schaefer Hackett & Company, the Company's independent registered public accounting firm, are as follows ($ thousands):

	Audit	Taxes	Other	Total
2015	71.2	4.8	2.4	78.4
2014	68.5	4.7	0.3	73.5

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

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The Company’s financial statements filed as part of this report are listed in the Table of Contents and provided in response to Item 8.

Exhibits required by Item 601 of Regulation S-K:

Exhibit No.	Description
3.1	Certificate of Designation for Series A Preferred Stock (1)
3.2	Certificate of Change (2)
3.3	Certificate of Correction (2)
3.4	Articles of Merger (3)
3.5	Certificate of Correction (Articles of Merger) (3)
3.6	Certificate of Amendment to the Certificate of Incorporation (4)
3.7	Certificate of Incorporation (5)
3.8	Articles of Merger between AMP Holding Inc. Workhorse Group Inc. (22)
3.9	Certificate of Change filed December 9, 2015 (30)
4.1	Stock Option to acquire 500,000 shares of common stock issued to James Taylor dated May 25, 2011 (6)
4.2	Common Stock Purchase Warrant to acquire 500,000 shares of common stock issued to James Taylor dated May 25, 2011 (6)
4.3	Stock Option to acquire 500,000 shares of common stock issued to Stephen Burns dated May 25, 2011 (6)
4.4	Common Stock Purchase Warrant to acquire 500,000 shares of common stock issued to Stephen Burns dated May 25, 2011 (6)
4.5	Conversion Letter Agreement by and between Stephen Burns and AMP Holding Inc. (7)
4.6	Promissory Note in the principal amount of $232,400 dated November 20, 2012 payable to EASi and Aerotek (8)
4.7	Form of Subscription Agreement by and between AMP Holding Inc. and the January 2013 Accredited Investor (9)
4.8	Form of Warrant by and between AMP Holding Inc. and the January 2013 Accredited Investor (9)
4.9	Promissory Note dated January 29, 2013 (9)
4.10	Common Stock Purchase Warrant issued to Stephen Baksa (10)
4.11	Secured Debenture by and between Workhorse Custom Chassis, LLC and AMP Trucks Inc. dated March 13, 2013 (11)
4.12	Security Agreement by and between Workhorse Custom Chassis, LLC and AMP Trucks Inc. dated March 13, 2013 (11)
4.13	Mortgage, Security Agreement, Assignment of Rents and Fixture Filing by and between Workhorse Custom Chassis, LLC and AMP Trucks Inc. dated March 13, 2013 (11)
4.14	Form of Subscription Agreement entered by and between AMP Holding Inc. and the March 2013 Accredited Investors (11)
4.15	Form of Common Stock issued to the March 2013 Accredited Investors (11)
4.16	2014 Incentive Stock Plan (12)
4.17	Subscription Agreement by and between AMP Holding, Inc. and Joseph T. Lukens (13)
4.18	Form of Common Stock Purchase issued to Joseph T. Lukens (13)
4.19	Form of Subscription Agreement entered between AMP Holding Inc. and the December 2014 Investors (20)
4.20	Form of 14% Unsecured Convertible Promissory Note issued to the December 2014 Investors (20)
4.21	Form of Common Stock Purchase Warrant issued to the December 2014 Investors (20)
4.22	Stock Option Agreement issued to James Taylor dated February 13, 2015 (21)
4.23	Promissory Note Issued to JMJ Financial (23)
4.24	Securities Purchase Agreement, dated September 30, 2015, between the Company and Peak One (24)
4.25	Debenture, issued June 30, 2015, by the Company to Peak One (24)
4.26	$250,000 Convertible Note, dated July 7, 2015, issued to Vista capital Investments, LLC (25)
4.27	$250,000 Convertible Note, dated July 13, 2015, issued to Cardinal Capital Group, Inc. (26)
4.28	Form of Subscription Agreement by and between Workhorse Group Inc. and the 2015 Accredited Investors (27)
4.29	Form of Securities Purchase Agreement entered between Workhorse Group Inc. and the November 2015 Investors (28)
4.30	Form of 6% Convertible Promissory Note issued to the November 2015 Investors (28)
4.31	Form of Stock Purchase Warrant issued to the November 2015 Investors (28)
4.32	Form of Securities Purchase Agreement entered between Workhorse Group Inc. and the Convertible Note Investor(29)

4.33	Form of 6% Convertible Promissory Note issued to the Investors (29)
4.34	Form of Stock Purchase Warrant issued to the Investors (29)
4.35	Stock Option Agreement by and between Workhorse Group Inc. and Gerald Budde dated December 17, 2015 (31)
4.36	Stock Option Agreement by and between Workhorse Group Inc. and H. Benjamin Samuels dated December 17, 2015 (31)
10.1	Share Exchange Agreement dated as of December 28, 2009 by and among Advanced Mechanical Products, Inc., the shareholders of Advanced Mechanical Products, Inc. and Title Starts Online, Inc. (1)
10.2	Director Agreement by and between AMP Holding Inc., and James E. Taylor dated October 11, 2010 (14)
10.3	Employment Agreement by and between AMP Holding Inc. and Stephen S. Burns dated December 8, 2010 (15)
10.4	Letter Agreement by and between AMP Holding Inc. and Martin J. Rucidlo dated August 24, 2012 (16)
10.5	Release and Settlement Agreement by and between ESG Automotive, Inc., AMP Holding Inc. and AMP Electric Vehicles Inc. (8)
10.6	Conversion Agreement by and between AMP Holding Inc. and an accredited investor dated February 21, 2013 (9)
10.7	Asset Purchase Agreement by and between Workhorse Custom Chassis, LLC, as Seller, and AMP Trucks Inc., as Buyer dated as of March 4, 2013 (11)
10.8	Amendment No. 1 to the Asset Purchase Agreement by and between Workhorse Custom Chassis, LLC, as Seller, and AMP Trucks Inc., as Buyer dated as of March 13, 2013 (11)
10.9	Employment Agreement between AMP Holding Inc. and Julio C. Rodriguez dated August 15, 2013 (17)
10.10	Director Agreement by and between AMP Holding Inc. and Raymond Chess dated October 24, 2013 (18)
10.11	Executive Employment Agreement entered between AMP Holding Inc. and Mashall S. Cogan dated February 13, 2015 (21)
10.12	Director Agreement entered between AMP Holding Inc. and Marshall S. Cogan dated February 13, 2015 (21)
10.13	Stock Option Agreement entered between AMP Holding Inc. and Marshall S. Cogan dated February 13, 2015 (21)
10.14	Director Agreement by and between Workhorse Group Inc. and Gerald Budde dated December 17, 2015 (31)
10.15	Director Agreement by and between Workhorse Group Inc. and Benjamin Samuels dated December 17, 2015 (31)
21.1	List of Subsidiaries
23.1	Consent of Clark, Schaefer, Hackett & Co
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Nominating and Corporate Governance Committee Charter adopted by the Board of Directors of Workhorse Group Inc. on December 17, 2015(31)
99.2	Compensation Committee Charter adopted by the Board of Directors of Workhorse Group Inc. on December 17, 2015 (31)
99.3	Audit Committee Charter adopted by the Board of Directors of Workhorse Group Inc. on December 17, 2015 (31)
EX-101.INS	XBRL INSTANCE DOCUMENT
EX-101.SCH	XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT
EX-101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE
EX-101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE
EX-101.LAB	XBRL TAXONOMY EXTENSION LABELS LINKBASE
EX-101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

(1)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on January 4, 2010.
(2)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on May 25, 2010.
(3)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on May 25, 2010.
(4)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on September 10, 2010.
(5)	Incorporated by referenced to the Form SB-2 Registration Statement filed with the Securities and Exchange Commission on February 4, 2008.
(6)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on June 1, 2011.
(7)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on July 11, 2012.
(8)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on January 11, 2013.
(9)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on February 5, 2013.
(10)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on February 28, 2013.
(11)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on March 13, 2013.
(12)	Incorporated by reference to the Form S-8 Current Report filed with the Securities and Exchange Commission on January 17, 2014.
(13)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on March 19, 2014.
(14)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on October 19, 2010.
(15)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on December 13, 2010.
(16)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on August 30, 2012.
(17)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on August 16, 2013.
(18)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on October 30, 2013.
(19)	Incorporated by reference to the Form 10-K Annual Report filed with the Securities and Exchange Commission on April 15, 2014.
(20)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on December 11, 2014.
(21)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on February 19, 2015.
(22)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on April 16, 2015.
(23)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on June 19, 2015.
(24)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on July 1, 2015.
(25)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on July 14, 2015.
(26)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on July 17, 2015.
(27)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on September 10, 2015.
(28)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on November 12, 2015.
(29)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on November 12, 2015
(30)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on December 10, 2015
(31)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on December 21, 2015

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

WORKHORSE GROUP INC.

Dated: March 25, 2016	By:	/s/ Stephen S. Burns
	Name:	Stephen S. Burns
	Title:	Chief Executive Officer (Principal Executive Officer)

Dated: March 25, 2016	By:	/s/ Julio C. Rodriguez
	Name:	Julio C. Rodriguez
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on March 25, 2016, on behalf of the registrant and in the capacities indicated.

Signature	Title

/s/ Stephen S. Burns	Chief Executive Officer and Director
Stephen S. Burns	(Principal Executive Officer)

/s/ Julio C. Rodriguez	Chief Financial Officer
Julio C. Rodriguez	(Principal Financial Officer)

/s/ Raymond Chess	Director
Raymond Chess

/s/ Gerald Budde	Director
Gerald Budde

/s/ H. Benjamin Samuels	Director
H. Benjamin Samuels

