Form 10-Q
period 2016-03-31
Workhorse Group Inc.
filed 2016-05-16
CIK 1425287

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

or

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $0.001 par value per share	23,105,109
(Class)	(Outstanding at May 16, 2016)

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

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Workhorse Group, Inc.
Consolidated Balance Sheets
March 31, 2016 Unaudited and December, 31 2015

`
Assets	March 31, 2016	December 31, 2015

Current assets:
Cash and cash equivalents	$5,216,940	$7,677,163
Accounts receivable	20,000	-
Inventory	-	78,917
Prepaid expenses and deposits	972,460	3,149,289
	6,209,400	10,905,369

Property, plant and equipment, net	3,671,789	3,736,359
	$9,881,189	$14,641,728

Liabilities and Stockholders' Equity (Deficit)

Current liabilities:
Accounts payable	$2,402,879	$1,606,695
Accounts payable, related parties	185,924	399,542
Notes payable	-	13,534,426
Shareholder advances	1,687,200	111,700
Current portion of long-term debt	50,000	2,772,500
	$4,326,003	$18,424,863

Stockholders' equity (deficit):
Series A preferred stock, par value of $.001 per share 75,000,000 shares shares authorized, 0 shares issued and outstanding at March 31, 2016
and December 31, 2015	-	-
Common stock, par value of $.001 per share 50,000,000 shares authorized,
22,621,669 shares issued and outstanding at March 31, 2016 and
18,204,923 shares issued and outstanding at December 31, 2015	22,621	18,205
Additional paid-in capital	47,079,784	33,557,615
Stock based compensation	6,350,138	6,158,390
Accumulated deficit	(47,897,357)	(43,517,345)
	5,555,186	(3,783,135)

	$9,881,189	$14,641,728

See accompanying notes to consolidated financial statements.

Workhorse Group, Inc.
Consolidated Statements of Operations
For the Three Months Ended March 31, 2016 and 2015
(Unaudited)

	2016	2015

Sales	$236,000	$-

Cost of Sales	464,377	-
Gross loss	(228,377)

Operating Expenses
Selling, general and administrative	1,170,992	1,068,247
Research and development	2,940,940	847,133
Total operating expenses	4,111,932	1,915,380

Interest expense, net	39,703	143,978

Net loss	$(4,380,012)	$(2,059,358)

Basic and diluted loss per share	$(0.23)	$(0.13)

Weighted average number of common
shares outstanding	18,816,474	15,279,821

See accompanying notes to consolidated financial statements.

Workhorse Group, Inc.

          Consolidated Statements of Cash Flows

          For the Three Months Ended March 31, 2016 and 2015

(Unaudited)

	2016	2015

Cash flows from operating activities:
Net loss	$(4,380,012)	$(2,059,359)
Adjustments to reconcile net loss from operations
to cash used by operations:
Depreciation	93,469	93,830
Stock based compensation	233,057	99,117
Interest expense on convertible debentures	-	26,110
Legal, consulting and investment services	-	154,623
Interest expense paid in kind	-	247,500
Inventory write off	78,917	61,756
Effects of changes in operating assets and liabilities:
Accounts receivable	(20,000)	-
Prepaid expenses and deposits	(94,808)	(6,907)
Accounts payable	908,671	(121,945)
Accounts payable, related parties	(213,618)	11,640

Net cash used by operations	(3,394,324)	(1,493,635)

Cash flows from investing activities:

Capital expenditures	(28,899)	(26,248)

Net cash used by investing activities	(28,899)	(26,248)

Cash flows from financing activities:

Proceeds from notes payable	-	200,000
Payments on long-term debt	(2,722,500)	(2,265)
Conversion of note payable	-	392,000
Shareholder advances, net of repayments	1,575,500	47,849
Issuance of common and preferred stock	-	727,108
Exercise of warrants	2,110,000	-

Net cash provided by financing activities	963,000	1,364,692

Change in cash and cash equivalents	(2,460,223)	(155,191)

Cash at the beginning of the period	7,677,163	442,257
Cash at the end of the period	$5,216,940	$287,066

Supplemental disclosure of non-cash activities:

Notes payable of $13,534,426 and Accounts Payable of $112,487, net of $2,271,637 in prepaid expenses related to the 2015 PPM offering, were converted to equity during the three months ended March 31, 2016.

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

Since the acquisition, the Company has devoted the majority of its resources to the development of an all-electric drive system capable of moving heavy large vehicles ranging from full size SUV’s up to and including Medium Duty Commercial trucks.  Additionally, in February 2013, the Company formed a new wholly owned subsidiary, AMP Trucks Inc. (recently renamed Workhorse Motor Works Inc), an Indiana corporation. On March 13, 2013 AMP Trucks Inc. closed on the acquisition of an asset purchase of Workhorse Custom Chassis, LLC.  The assets included in this transaction included:  the Workhorse brand, access to the dealer network of 440 dealers nationwide, intellectual property, and all physical assets which included the approximately 250,000 sq. ft. of facilities on 48 acres of land in Union City, Indiana.  This acquisition allows the Company to position itself as a medium duty OEM capable of producing new chassis with electric, propane, compressed natural gas, and hybrid configurations, as well as gasoline drive systems.

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

Accounts receivable

Accounts receivable consist of collectible amounts for products and services rendered.

Inventory

Inventory is stated at the lower of cost or market.

Property, plant and equipment, net

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

As no taxable income has occurred from the date of this merger to March 31, 2016 cumulative deferred tax assets of approximately $13.0 million are fully reserved, and no provision or liability for federal or state income taxes has been included in the financial statements.  Carryover amount are:

Approximate net operating loss ($ millions)	Carryover to be used against taxable income generated through year

3.6	2030
6.7	2031
3.9	2032
4.7	2033
6.1	2034
9.0	2035
4.1	2036

Research and development costs

The Company expenses research and development costs as they are incurred. Research and Development costs were approximately $2.9 million and $0.8 million for the three-month period ended March 31, 2016 and 2015 respectively, consisting primarily of personnel costs for our teams in engineering and research, prototyping expense, and contract and professional services.  Union City plant expenses prior to the start of production are also included in research and development expenses.

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

Stock based compensation

The Company accounts for its stock based compensation in accordance with “Share-Based Payments” (codified in FASB ASC Topic 718 and 505).  The Company recognizes in its consolidated statement of operations the grant-date fair value of stock options and warrants issued to employees and non-employees.  The fair value is estimated on the date of grant using a lattice-based valuation model that uses assumptions concerning expected volatility, expected term, and the expected risk-free rate of return.  For the awards granted, the expected volatility was estimated by management as 50% based on a range of forecasted results.  The expected term of the awards granted was assumed to be the contract life of the option or warrant (one, two, three, five or ten years as determined in the specific arrangement).  The risk-free rate of return was based on market yields in effect on the date of each grant for United States Treasury debt securities with a maturity equal to the expected term of the award.

Related party transactions

Certain stockholders and stockholder family members have advanced funds or performed services for the Company.  These services are believed to be at market rates for similar services from non-related parties.  Related party accounts payable are segregated in the balance sheet.

Subsequent events

The Company evaluates events and transactions occurring subsequent to the date of the consolidated financial statements for matters requiring recognition or disclosure in the consolidated financial statements. The accompanying consolidated financial statements consider events through May 16, 2016, the date on which the consolidated financial statements were available to be issued.

2.	PROPERTY, PLANT AND EQUIPMENT, NET

As of March 31, 2016 and December 31, 2015, our property, plant and equipment, net, consisted of the following:

	(Unaudited) March 31, 2016	December 31, 2015
Land	$300,000	$300,000
Buildings	3,800,000	3,800,000
Leasehold Improvements	19,225	19,225
Software	27,721	27,721
Equipment	724,507	724,507
Vehicles and prototypes	227,864	198,965
	5,099,317	5,070,418
Less accumulated depreciation	(1,427,528)	(1,334,059)
	$3,671,789	$3,736,359

3.	LONG-TERM DEBT

Long-term debt consists of the following:

	(Unaudited) March 31, 2016	December 31, 2015
Secured debenture payable to Workhorse Custom Chassis, LLC, due March 2016 plus interest at 10%. The debenture is secured by the real estate and related assets of the plant located in Union City, Indiana. Note was paid on February 2016.	-	2,722,500

Note payable to the City of Loveland, final payment due October 2016. Interest rate amended to 8.00%. The note is unsecured and contains restrictions on the use of proceeds.	50,000	50,000

	50,000	2,772,500
Less current portion	50,000	2,772,500
Long term debt	-	-

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

4.	SHAREHOLDER AND RELATED PARTY ADVANCES

As of March 31, 2016, the Company had deposits for approximately $1.7 million that were not yet issued as common stock. The stock is expected to be issued during the second quarter of 2016.

5.	LEASE OBLIGATIONS

On October 1, 2011 the Company began leasing operating facilities under an agreement expiring on March 30, 2018.  Future minimum monthly lease payments under the agreement are currently $12,598 and increase 3% in October of each year.  Prepaid expenses and deposits include a security deposit equal to $12,275.  Aggregate maturities of lease obligations are as follows:

2016	121,492
2017	166,435
2018	127,614
415,541

Total rent expense under these operating type leases for the three months ended March 31, 2016 and 2015 was $38,928 and $37,795, respectively.

6.	STOCK BASED COMPENSATION

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

The following table summarizes option activity for directors, officers and employees:

		Outstanding Stock Options
	Options Available for Grant	Number of Options	Weighted Average Exercise Price per Option	Weighted Average Grant Date Fair Value per Option	Weighted Average Remaining Exercise Term in Months
Balance, December 31, 2014	80,907	1,667,068	$2.34	$1.52	41
Additional stock reserved	1,120,000	-	$-	$-	-
Granted	(443,436)	443,436	$1.93	$1.29	55
Exercised	-	(130,070)	$1.30	$0.75	-
Forfeited	-	-	$-	$-	-
Expired	-	-	$3.03	$1.25	-
Balance December 31, 2015	757,471	1,980,434	$2.21	$1.46	49
Additional stock reserved	-	-	$-	$-	-
Granted	(295,500)	295,500	$4.99	$2.21	58
Exercised	-	-	$-	$-	-
Forfeited	-	-	$-	$-	-
Expired	-	-	$-	$-	-
Balance March 31, 2016	461,971	2,275,934	$2.46	$1.53	43

The Company recorded $217,262 and $36,380 compensation expense for stock options to directors, officers and employees for the three months ended March 31, 2016 and 2015 respectively.  As of March 31, 2016, unrecognized compensation expense of $1,696,679 is related to non-vested options granted to directors, officers and employees which is anticipated to be recognized over the next 51 months, commensurate with the vesting schedules.

Options to consultants

The Company has also granted, on various dates, stock options to purchase common stock of the Company to consultants for services previously provided to the Company.  The terms, exercise prices and vesting of these awards vary.

The following table summarizes option activity for consultants:

		Outstanding Stock Options
	Options Available for Grant	Number of Options	Weighted Average Exercise Price per Option	Weighted Average Grant Date Fair Value per Option	Weighted Average Remaining Exercise Term in Months
Balance, December 31, 2014	39,327	399,273	$1.27	$1.31	50
Additional stock reserved	-	-	$-	$-	-
Granted	-	-	$-	$-	-
Exercised	-	(32,524)	$0.10	$0.98	-
Forfeited	59,976	(59,976)	$-	$-	-
Expired	-	-	$5.30	$2.39	-
Balance December 31, 2015	99,303	306,773	$0.36	$1.01	41
Additional stock reserved	-	-	$-	$-	-
Granted	(9,000)	9,000	$4.99	$0.44	58
Exercised	-	-	$-	$-	-
Forfeited	-	-	$-	$-	-
Expired	-	-	$-	$-	-
Balance March 31, 2016	90,303	315,773	$0.49	$1.05	37

The Company recorded $15,795 and $29,793 compensation expense for stock options to consultants for the three months ended March 31, 2016 and 2015 respectively.  As of March 31, 2016, unrecognized compensation expense of $166,409 is related to non-vested options granted to consultants which is anticipated to be recognized over the next 53 months, commensurate with the vesting schedules.

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

The following table summarizes warrant activity for the placement agent and consultants:

		Outstanding Warrants
	Warrants Available for Grant	Number of Warrants	Weighted Average Exercise Price per Warrant	Weighted Average Grant Date Fair Value per Warrant	Weighted Average Remaining Exercise Term in Months
Balance, December 31, 2014	274,098	410,149	$3.59	$1.51	14
Additional stock reserved	-	-	$-	$-	-
Granted	(63,871)	63,871	$1.40	$1.17	59
Exercised	-	(161,719)	$2.36	$1.09	-
Forfeited	-	(5,478)	$-	$-	-
Expired	-	-	$4.18	$1.82	-
Balance December 31, 2015	210,227	306,823	$2.79	$1.26	9
Additional stock reserved	-	-	$-	$-	-
Granted	-	-	$-	$-	-
Exercised	-	-	$-	$-	-
Forfeited	-	-	$-	$-	-
Expired	-	(20,267)	$6.00	$2.73	-
Balance March 31, 2016	210,227	286,556	$2.56	$1.16	17

The Company recorded $0 and $32,944 compensation expense for stock warrants to the placement agent and consultants for the three months ended March 31, 2016 and 2015 respectively.  There is no unrecognized compensation expense for the placement agent warrants because they are fully vested at date of grant.

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

The following table summarizes warrant activity for directors and officers:

Outstanding Warrants
	Warrants Available for Grant	Number of Warrants	Weighted Average Exercise Price per Warrant	Weighted Average Grant Date Fair Value per Warrant	Weighted Average Remaining Exercise Term in Months
Balance, December 31, 2014	348,925	338,925	$17.83	$0.95	9
Additional stock reserved	-	-	-	-	-
Granted	-	-	-	-	-
Exercised	-	-	-	-	-
Forfeited	-	-	-	-	-
Expired	-	-	5.00	0.12	-
Balance December 31, 2015	348,925	338,925	$20.00	$1.02	4
Additional stock reserved	-	-	-	-	-
Granted	-	-	-	-	-
Exercised	-	-	-	-	-
Forfeited	-	-	-	-	-
Expired	-	-	-	-	-
Balance March 31, 2016	348,925	338,925	$20.00	$1.02	4

The Company recorded no compensation expense for stock warrants to directors and officers for the three months ended March 31, 2016 and 2015. There is no unrecognized compensation expense for these warrants because they are fully vested at date of grant.

7.	RECENT PRONOUNCEMENTS

In April 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, and affects the guidance in ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which is not yet effective. ASU No. 2016-10 clarifies the following two aspects of Topic 606: evaluating whether promised goods and services are separately identifiable, and determining whether an entity’s promise to grant a license provides a customer with either a right to use the entity’s intellectual property, which is satisfied at a point in time, or a right to access the entity’s intellectual property, which is satisfied over time. ASU No. 2016-10 is effective for public companies for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Transitional guidance is included in the update. Earlier adoption is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. Adoption of ASU No. 2016-10 is not expected to have a material impact on the Company's consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, and affects all entities that issue share-based payment awards to their employees. The new guidance involves several aspects of the accounting for share-based payment transactions, including income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. Under ASU No. 2016-09, any excess tax benefits or tax deficiencies should be recognized as income tax expense or benefit in the income statement. Excess tax benefits are to be classified as an operating activity in the statement of cash flows. In accruing compensation cost, an entity can make an entity-wide accounting policy election to either estimate the number of awards that are expected to vest, as required under current guidance, or account for forfeitures when they occur. For an award to qualify for equity classification, an entity cannot partially settle the award in excess of the employer's maximum statutory withholding requirements. Such cash paid by an employer when directly withholding shares for tax withholding purposes should be classified as a financing activity in the statement of cash flows. The amendments in ASU No. 2016-09 are effective for public business entities for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2016. Early adoption is permitted. Adoption of ASU No. 2016-07 is not expected to have a material impact on the Company's consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net), and affects the guidance in ASU No. 2014-09, "Revenue from Contracts with Customers (Topic 606)," which is not yet effective. When another party is involved in providing goods or services to a customer, ASU No. 2014-09 requires an entity to determine whether the nature of its promise is to provide the specified good or service itself (that is, the entity is a principal) or to arrange for that good or service to be provided by the other party (that is, the entity is an agent). The amendments in ASU No. 2016-08 are intended to improve the operability and understandability of the implementation guidance in ASU No. 2014-09 on principal versus agent considerations by offering additional guidance to be considered in making the determination. ASU No. 2016-08 is effective for public companies for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Transitional guidance is included in the update. Earlier adoption is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. Adoption of ASU No. 2016-08 is not expected to have a material impact on the Company's consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), and requires a lessee to recognize in the statement of financial position a liability to make lease payments ("the lease liability") and a right-of-use asset representing its right to use the underlying asset for the lease term, initially measured at the present value of the lease payments. When measuring assets and liabilities arising from a lease, the lessee should include payments to be made in optional periods only if the lessee is reasonably certain, as defined, to exercise an option to the lease or not to exercise an option to terminate the lease. Optional payments to purchase the underlying asset should be included if the lessee is reasonably certain it will exercise the purchase option. Most variable lease payments should be excluded except for those that depend on an index or a rate or are in substance fixed payments. A lessee shall classify a lease as a finance lease if it meets any of five listed criteria: 1) The lease transfers ownership of the underlying asset to the lessee by the end of the lease term. 2) The lease grants the lessee and option to purchase the underlying asset that the lessee is reasonably certain to exercise. 3) The lease term is for the major part of the remaining economic life of the underlying asset. 4) The present value of the sum of the lease payments and any residual value guaranteed by the lessee equals or exceeds substantially all of the fair value of the underlying asset. 5) The underlying asset is of such a specialized nature that it is expected to have no alternative use to the lessor at the end of the lease term. For finance leases, a lessee shall recognize in the statement of comprehensive income interest on the lease liability separately from amortization of the right-of-use asset. Amortization of the right-of-use asset shall be on a straight-line basis, unless another basis is more representative of the pattern in which the lessee expects to consume the right-of-use asset’s future economic benefits. If the lease does not meet any of the five criteria, the lessee shall classify it as an operating lease and shall recognize a single lease cost on a straight-line basis over the lease term. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. If a lessee makes this election, it should recognize lease expense for such leases generally on a straight-line basis over the lease term. The amendments in this update are to be applied using a modified retrospective approach, as defined, and are effective for public business entities for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2018. Early application is permitted. The Company is currently evaluating the financial statement impact of adopting the new guidance.

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

8.

PRIVATE PLACEMENT MEMORANDUM

During 2015, the Company entered into a placement agency agreement with a third party to assist in raising capital. Direct costs of this private placement memorandum (PPM) were deferred and reduced the proceeds from the shares sold in the PPM. The PPM was completed, and all costs were charged to equity in the three-month period ended in March 31, 2016. Costs of $2,271,637 were incurred and capitalized related to this PPM as of December 31, 2015 and are recorded in prepaid expenses, deposits and deferred costs.

Total amount converted to common stock in the three-month period ending in March 31, 2016 including accrued interest on the notes payable was $11,375,276 net of the deferred costs.

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

After delivery and testing of two E-GEN pilot vehicles in 2015, we recently received an initial order from United Parcel Service for 125 E-GEN range-extended trucks and 18 E-100 all-electric trucks. As a result, we are in the process of implementing operations as an original equipment manufacturer.

We recently entered in an agreement with Bayerische Motoren Werke AG (BMW) to supply the new quiet-running 2-cylinder gasoline generator replacing the current 4-cylinder engine to extend the range of our E-GEN product.

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

The Company responded on March 6, 2015 to a Request for Information and Prequalification (RFI) from the United States Postal Service (USPS) for its Next Generation Delivery Vehicle (NGDV) Acquisition Program. The USPS anticipates making a single award in 2017 to a supplier for up to 180,000 NGDVs to replace its current fleet of mail delivery vehicles. Delivery of the NGDVs to the USPS is expected to begin in 2018. On April 14, 2015, the USPS notified Workhorse that it had advanced in the NGDV Acquisition Program as a prequalified supplier. Workhorse partnered with another pre-qualified supplier to design and build the body and the joint response to the USPS NGDV RFP was delivered by the USPS deadline of February 5, 2016. On March 18, 2016, Workhorse and our body builder partner attended by invitation from the USPS a meeting to present our RFP response and respond to questions. Additionally, proposal revisions incorporating these responses, or other changes proposed, are required for final evaluation of the Postal Service and must be submitted in writing to the Contracting Officer via email no later than 10:00AM, Monday, March 28, 2016. Nine (9) hard copies of the revision volume are also required and were submitted and received by 12:00PM, Tuesday, March 29, 2016.

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

Prior to receiving the Section 333 exemption Workhorse was granted a Certificate of Authorization (COA) by The Federal Aviation Administration (FAA) to the Ohio/Indiana UAS Center and Test Complex, allowing Workhorse and the University of Cincinnati (UC) to continue their joint development of Workhorse Group's HorseFly™ UAS, which is designed to fly to and from a standard delivery vehicle. Testing of HorseFly is taking place at the Wilmington Air Park in Wilmington, OH. Collaboration between the UC's College of Engineering and Applied Science and the Ohio/Indiana UAS Center led to sponsorship for the two-year FAA authorization from the Ohio State Department of Transportation in addition to priority access to Wilmington Air Park.

Results of Operations

Our condensed consolidated statement of operations data for the period presented follows:

	Three Months Ended March 31,
	2016	2015

Sales	$236,000	$-

Cost of Sales	464,377	-
Gross loss	(228,377)	-

Operating Expenses
Selling, general and administrative	1,170,992	1,068,247
Research and development	2,940,940	847,133
Total operating expenses	4,111,932	1,915,380

Interest expense, net	39,703	143,978

Net loss	$(4,380,012)	$(2,059,358)

Sales

Sales for the three months ended March 31, 2016 was $236 thousand related to delivery of the first production vehicles for UPS.

Cost of Sales

Cost of sales includes cost of materials, labor and overhead for the vehicles delivered during the period.

Cost of Sales for the three months ended March 31, 2016 were $464 thousand. Materials for the manufacturing of the initial units were purchased at low volume pricing. We are in the process of negotiating high volume pricing and credit terms with vendors as production volume is increasing.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses consist primarily of personnel and facilities costs related to our development including, marketing, sales, executive, finance, human resources, information technology and professional, legal and contract services.

SG&A expenses during the three months ended March 31, 2016 were $1.2 million, an increase from $1.1 million for the three months ended March 31, 2015. The increase in our SG&A expenses consisted primarily in employee salaries and benefits, consulting and investor relations, due the increased activity in the period.

Research and Development Expenses

Research and development (“R&D”) expenses consist primarily of personnel costs for our teams in engineering and research, prototyping expense, and contract and professional services.  Union City plant expenses prior to the start of production are also included in research and development expenses.

R&D expenses during the three months ended March 31, 2016 were $2.9 million an increase from $847 thousand for the three months ended March 31, 2015. The increase in our R&D expenses consisted primarily employee salaries and benefits due to increased activity in the design of new vehicles and coordination of production.

Interest Expenses

Our interest expense is incurred primarily from our long term loan with Navistar in connection to the purchase of the Union City plant in the Property, Plant and Equipment and Long Term Loan Debt to the consolidated financial statements.

Interest expenses during the three months ended March 31, 2016 were $39 thousand a decrease from $144 thousand for the three months ended March 31, 2015. The decrease in the period was due to early payment of the Navistar note which was due March 1, 2016.

Liquidity and Capital Resources

Summary of Cash Flows

	Three Months Ended March 31,
	2016	2015

Net cash used in operating activities	(3,394,324)	(1,493,635)
Net cash used in investing activities	(28,899)	(26,248)
Net cash used and provided by financing activities	963,000	1,364,692

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

During the three months ended March 31, 2016 and 2015, cash used in operating activities was $3.4 million and $1.5 million respectively. The decrease in operating cash flows in 2016 as compared to 2015 was mainly due to an increase operating losses partially offset by an increase in accounts payable to inventory and materials vendors.

Cash Flows from Investing Activities

Cash flow from investing activities primarily relates to capital expenditures to support our future growth in operations.

During the three months ended March 31, 2016 and 2015, cash used in investing activities was $28.9 thousand and $26.2 thousand respectively. The amounts in both years were spent in new equipment used mainly for R&D activities.

Cash Flows from Financing Activities

During the three months ended March 31, 2016 and 2015, net cash provided by financing activities was $1.0 million and $1.4 million respectively. Cash flows used in financing activities during the three months ended March 31, 2016 consisted primarily of $2.7 million used to pay the balance of the Navistar loan offset by $2.1 million cash proceeds from the execution of investor warrants that were expiring and $1.6 million of shareholders’ advances. In 2015 we had $1.3 million of cash proceeds mainly from issuance of common stock and notes payable.

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

Federal Tax Credit Qualification by the IRS

The Company has been qualified by the IRS for a vehicle federal tax credit of up to $7,500. The Company joins a list of plugin electric drive motor vehicle manufacturers, including Ford Motor Company, General Motors Corporation, Tesla, Toyota, and 13 EV manufacturers in all, qualifying purchasers for up to a $7,500 tax credit when purchasing an electric vehicle.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2016 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have incurred net losses amounting to $47.1 million for the period from inception (February 20, 2007) through March 31, 2016.   We have had net losses in each quarter since our inception. We expect that we will continue to incur net losses for the foreseeable future. We may incur significant losses in the future for a number of reasons, including the other risks described in this report, and we may encounter unforeseen expenses, difficulties, complications, delays and other unknown events. Accordingly, we may not be able to achieve or maintain profitability. Our management is developing plans to alleviate the negative trends and conditions described above and there is no guarantee that such plans will be successfully implemented.   There is no assurance that even if we successfully implement our business plan, that we will be able to curtail our losses.  If we incur additional significant operating losses, our stock price may decline, perhaps significantly.

The development of our business in the near future is contingent upon the implementation of a Prime Order from UPS for the purchase of 125 E-GENs and if the Company is unable to perform under the Prime Order, its business will be significantly impacted in a negative manner.

On June 4, 2014, the Company entered into a Vehicle Purchase Agreement with United Parcel Service Inc. (“UPS”) pursuant to which the relationship by which the Company would sell vehicles to UPS was outlined. On August 7, 2015, the Company entered into a Prime Order under the Vehicle Purchase Agreement with UPS pursuant to which UPS agreed to purchase 125 E-GEN trucks. Currently, the schedule agreed to with UPS requires that we deliver regular monthly deliveries of vehicles per month. However, these deadlines are expected to evolve as the UPS operations personnel from the seven states are involved in the scheduling. There is no guarantee that the Company will be able to perform under the Prime Order and if it does perform, that UPS will purchase additional vehicles from the Company. Further, if the Company is not able to raise the required capital to purchase required parts and pay certain vendors, the Company may not be able to comply with UPS’s deadlines. Accordingly, despite the receipt of the Prime Order from UPS, there is no guarantee, due to the Company’s financial constraints and status as a development stage corporation, that the Company will be able to deliver such vehicles or that it will receive additional orders whether from UPS or other potential customers.

If we are unable to perform under the Prime Order with UPS, the Company business will be significantly impacted in a negative manner.

We have yet to achieve positive cash flow and, given our projected funding needs, our ability to generate positive cash flow is uncertain.

We have had negative cash flow from operating activities of $3.4 million and $1.5 million for the three months ended March 31, 2016 and 2015. We anticipate that we will continue to have negative cash flow from operating and investing activities for the foreseeable future as we expect to incur increased research and development, sales and marketing, and general and administrative expenses and make significant capital expenditures in our efforts to increase sales and commence operations at our Union City facility. Our business also will at times require significant amounts of working capital to support our growth, particularly as we acquire inventory to support our anticipated increase in production. An inability to generate positive cash flow for the foreseeable future may adversely affect our ability to raise needed capital for our business on reasonable terms, diminish supplier or customer willingness to enter into transactions with us, and have other adverse effects that may decrease our long-term viability. There can be no assurance we will achieve positive cash flow in the foreseeable future.

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

Our growth-oriented business plan to design, produce, sell and service commercial electric vehicles through our Union City facility will require continued capital investment. Our research and development activities will require continued investment. For the year ended December 31, 2015, our independent registered public accounting firm issued a report on our 2015 financial statements that contains an explanatory paragraph stating that the lack of sales, negative working capital and stockholders’ deficit, raise substantial doubt about our ability to continue as a going concern. In light of the financing recently closed in November 2015 in order to implement our operations through December 31, 2016 we will need to raise approximately $15 million. This capital will be necessary to fund our ongoing operations, continue research, development and design efforts, open our sales, service and assembly facilities, improve infrastructure and introduce new or improve existing vehicle models. We cannot be certain that additional financing will be available to us on favorable terms when required, or at all, particularly given that we do not now have a committed credit facility with any government or financial institution. If we cannot obtain additional financing when we need it and on terms acceptable to us, our business, prospects, financial condition, operating results and ability to continue as a going concern could be adversely affected.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the quarter ended March 31, 2016, the Company did not sell any equity securities that were not registered under the Securities Act of 1933, as amended.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

In October 2015, the Company entered into a Board Advisor Agreement with Joseph T. Lukens, a shareholder of the Company. Mr. Lukens does not receive compensation for such services and such agreement can be terminated at any time.

ITEM 6. EXHIBITS

Exhibit No.	Description
3.1	Certificate of Designation for Series A Preferred Stock (1)
3.2	Certificate of Change (2)
3.3	Certificate of Correction (2)
3.4	Articles of Merger (3)
3.5	Certificate of Correction (Articles of Merger) (3)
3.6	Certificate of Amendment to the Certificate of Incorporation (4)
3.7	Certificate of Incorporation (5)
3.8	Articles of Merger between AMP Holding Inc. Workhorse Group Inc. (22)
3.9	Certificate of Change filed December 9, 2015 (30)
4.1	Stock Option to acquire 500,000 shares of common stock issued to James Taylor dated May 25, 2011 (6)
4.2	Common Stock Purchase Warrant to acquire 500,000 shares of common stock issued to James Taylor dated May 25, 2011 (6)
4.3	Stock Option to acquire 500,000 shares of common stock issued to Stephen Burns dated May 25, 2011 (6)
4.4	Common Stock Purchase Warrant to acquire 500,000 shares of common stock issued to Stephen Burns dated May 25, 2011 (6)
4.5	Conversion Letter Agreement by and between Stephen Burns and AMP Holding Inc. (7)
4.6	Promissory Note in the principal amount of $232,400 dated November 20, 2012 payable to EASi and Aerotek (8)
4.7	Form of Subscription Agreement by and between AMP Holding Inc. and the January 2013 Accredited Investor (9)
4.8	Form of Warrant by and between AMP Holding Inc. and the January 2013 Accredited Investor (9)
4.9	Promissory Note dated January 29, 2013 (9)

4.10	Common Stock Purchase Warrant issued to Stephen Baksa (10)
4.11	Secured Debenture by and between Workhorse Custom Chassis, LLC and AMP Trucks Inc. dated March 13, 2013 (11)
4.12	Security Agreement by and between Workhorse Custom Chassis, LLC and AMP Trucks Inc. dated March 13, 2013 (11)
4.13	Mortgage, Security Agreement, Assignment of Rents and Fixture Filing by and between Workhorse Custom Chassis, LLC and AMP Trucks Inc. dated March 13, 2013 (11)
4.14	Form of Subscription Agreement entered by and between AMP Holding Inc. and the March 2013 Accredited Investors (11)
4.15	Form of Common Stock issued to the March 2013 Accredited Investors (11)
4.16	2014 Incentive Stock Plan (12)
4.17	Subscription Agreement by and between AMP Holding, Inc. and Joseph T. Lukens (13)
4.18	Form of Common Stock Purchase issued to Joseph T. Lukens (13)
4.19	Form of Subscription Agreement entered between AMP Holding Inc. and the December 2014 Investors (20)
4.20	Form of 14% Unsecured Convertible Promissory Note issued to the December 2014 Investors (20)
4.21	Form of Common Stock Purchase Warrant issued to the December 2014 Investors (20)
4.22	Stock Option Agreement issued to James Taylor dated February 13, 2015 (21)
4.23	Promissory Note Issued to JMJ Financial (23)
4.24	Securities Purchase Agreement, dated September 30, 2015, between the Company and Peak One (24)
4.25	Debenture, issued June 30, 2015, by the Company to Peak One (24)
4.26	$250,000 Convertible Note, dated July 7, 2015, issued to Vista capital Investments, LLC (25)
4.27	$250,000 Convertible Note, dated July 13, 2015, issued to Cardinal Capital Group, Inc. (26)
4.28	Form of Subscription Agreement by and between Workhorse Group Inc. and the 2015 Accredited Investors (27)
4.29	Form of Securities Purchase Agreement entered between Workhorse Group Inc. and the November 2015 Investors (28)
4.30	Form of 6% Convertible Promissory Note issued to the November 2015 Investors (28)
4.31	Form of Stock Purchase Warrant issued to the November 2015 Investors (28)
4.32	Form of Securities Purchase Agreement entered between Workhorse Group Inc. and the Convertible Note Investor(29)
4.33	Form of 6% Convertible Promissory Note issued to the Investors (29)
4.34	Form of Stock Purchase Warrant issued to the Investors (29)
4.35	Stock Option Agreement by and between Workhorse Group Inc. and Gerald Budde dated December 17, 2015 (31)
4.36	Stock Option Agreement by and between Workhorse Group Inc. and H. Benjamin Samuels dated December 17, 2015 (31)
10.1	Share Exchange Agreement dated as of December 28, 2009 by and among Advanced Mechanical Products, Inc., the shareholders of Advanced Mechanical Products, Inc. and Title Starts Online, Inc. (1)
10.2	Director Agreement by and between AMP Holding Inc., and James E. Taylor dated October 11, 2010 (14)
10.3	Employment Agreement by and between AMP Holding Inc. and Stephen S. Burns dated December 8, 2010 (15)

10.4	Letter Agreement by and between AMP Holding Inc. and Martin J. Rucidlo dated August 24, 2012 (16)
10.5	Release and Settlement Agreement by and between ESG Automotive, Inc., AMP Holding Inc. and AMP Electric Vehicles Inc. (8)
10.6	Conversion Agreement by and between AMP Holding Inc. and an accredited investor dated February 21, 2013 (9)
10.7	Asset Purchase Agreement by and between Workhorse Custom Chassis, LLC, as Seller, and AMP Trucks Inc., as Buyer dated as of March 4, 2013 (11)
10.8	Amendment No. 1 to the Asset Purchase Agreement by and between Workhorse Custom Chassis, LLC, as Seller, and AMP Trucks Inc., as Buyer dated as of March 13, 2013 (11)
10.9	Employment Agreement between AMP Holding Inc. and Julio C. Rodriguez dated August 15, 2013 (17)
10.10	Director Agreement by and between AMP Holding Inc. and Raymond Chess dated October 24, 2013 (18)
10.11	Executive Employment Agreement entered between AMP Holding Inc. and Mashall S. Cogan dated February 13, 2015 (21)
10.12	Director Agreement entered between AMP Holding Inc. and Marshall S. Cogan dated February 13, 2015 (21)
10.13	Stock Option Agreement entered between AMP Holding Inc. and Marshall S. Cogan dated February 13, 2015 (21)
10.14	Director Agreement by and between Workhorse Group Inc. and Gerald Budde dated December 17, 2015 (31)
10.15	Director Agreement by and between Workhorse Group Inc. and Benjamin Samuels dated December 17, 2015 (31)
21.1	List of Subsidiaries (19)
23.1	Consent of Clark, Schaefer, Hackett & Co
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Nominating and Corporate Governance Committee Charter adopted by the Board of Directors of Workhorse Group Inc. on December 17, 2015(31)
99.2	Compensation Committee Charter adopted by the Board of Directors of Workhorse Group Inc. on December 17, 2015 (31)
99.3	Audit Committee Charter adopted by the Board of Directors of Workhorse Group Inc. on December 17, 2015 (31)
EX-101.INS	XBRL INSTANCE DOCUMENT
EX-101.SCH	XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT
EX-101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE
EX-101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE
EX-101.LAB	XBRL TAXONOMY EXTENSION LABELS LINKBASE
EX-101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

(1)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on January 4, 2010.
(2)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on May 25, 2010.
(3)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on May 25, 2010.
(4)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on September 10, 2010.
(5)	Incorporated by referenced to the Form SB-2 Registration Statement filed with the Securities and Exchange Commission on February 4, 2008.
(6)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on June 1, 2011.
(7)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on July 11, 2012.
(8)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on January 11, 2013.
(9)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on February 5, 2013.
(10)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on February 28, 2013.

(11)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on March 13, 2013.
(12)	Incorporated by reference to the Form S-8 Current Report filed with the Securities and Exchange Commission on January 17, 2014.
(13)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on March 19, 2014.
(14)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on October 19, 2010.
(15)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on December 13, 2010.
(16)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on August 30, 2012.
(17)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on August 16, 2013.
(18)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on October 30, 2013.
(19)	Incorporated by reference to the Form 10-K Annual Report filed with the Securities and Exchange Commission on April 15, 2014.
(20)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on December 11, 2014.
(21)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on February 19, 2015.
(22)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on April 16, 2015.
(23)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on June 19, 2015.
(24)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on July 1, 2015.
(25)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on July 14, 2015.
(26)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on July 17, 2015.
(27)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on September 10, 2015.
(28)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on November 12, 2015.
(29)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on November 12, 2015
(30)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on December 10, 2015
(31)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on December 21, 2015

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

WORKHORSE GROUP INC.

Dated: May 16, 2016	By:	/s/ Stephen S. Burns
Name: Stephen S. Burns
Title: Chief Executive Officer (Principal Executive Officer)

Dated: May 16, 2016	By:	/s/ Julio C. Rodriguez
Name: Julio C. Rodriguez
Title: Chief Financial Officer
(Principal Financial and Accounting Officer)

