Form 10-Q
period 2016-06-30
Workhorse Group Inc.
filed 2016-08-15
CIK 1425287

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

or

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $0.001 par value per share	25,068,759
(Class)	(Outstanding at August 15, 2016)

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

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Workhorse Group, Inc.

Consolidated Balance Sheets

June 30, 2016 and December, 31 2015

	June 30, 2016	December 31, 2015
	(Unaudited)
Assets

Current assets:
Cash and cash equivalents	$3,662,162	$7,677,163
Accounts receivable	476,100	-
Inventory	1,863,213	78,917
Prepaid expenses and deposits	698,349	3,149,289
	6,699,824	10,905,369

Property, plant and equipment, net	3,636,998	3,736,359

	$10,336,822	$14,641,728

Liabilities and Stockholders' Equity (Deficit)

Current liabilities:
Accounts payable	$1,490,865	$1,606,695
Accounts payable, related parties	23,955	399,542
Notes payable	-	13,534,426
Shareholder advances	1,922,996	111,700
Current portion of long-term debt	50,000	2,772,500
	3,487,816	18,424,863

Long-term debt	-	-

Stockholders' equity (deficit):
Series A preferred stock, par value of $.001 per share 75,000,000 shares authorized, 0 shares issued and outstanding at June 30, 2016 and December 31, 2015	-	-
Common stock, par value of $.001 per share 50,000,000 shares authorized, 24,235,509 shares issued and outstanding at June 30, 2016 and 18,204,923 shares issued and outstanding at December 31, 2015	24,237	18,205
Additional paid-in capital	51,555,885	33,557,615
Stock based compensation	6,102,071	6,158,390
Accumulated deficit	(50,833,187)	(43,517,345)
	6,849,006	(3,783,135)

	$10,336,822	$14,641,728

See accompanying notes to financial statements.

Workhorse Group, Inc.

Consolidated Statements of Operations

For the Three and Six Months Ended June 30, 2016 and 2015

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015

Sales	$1,234,600	$67,980	$1,470,600	$67,980

Cost of Sales	2,294,675	-	2,759,052	-
Gross profit (loss)	(1,060,075)	67,980	(1,288,452)	67,980

Operating Expenses
Selling, general and administrative	1,617,036	968,811	2,788,028	2,037,058
Research and development	258,152	872,234	3,199,092	1,719,368
Total operating expenses	1,875,188	1,841,045	5,987,120	3,756,426

Interest expense, net	567	108,227	40,270	252,205

Net loss	$(2,935,830)	$(1,881,292)	$(7,315,842)	$(3,940,651)

Basic and diluted loss per share	$(0.14)	$(0.12)	$(0.35)	$(0.25)

Weighted average number of common shares outstanding	20,665,480	15,817,267	20,665,480	15,817,267

See accompanying notes to financial statements.

Workhorse Group, Inc.

Consolidated Statements of Cash Flows

For the Six Months Ended June 30, 2016 and 2015

(Unaudited)

	2016	2015

Cash flows from operating activities:
Net loss	$(7,315,842)	$(3,940,651)
Adjustments to reconcile net loss from operations
to cash used by operations:
Depreciation	190,026	187,802
Stock based compensation	341,210	165,922
Interest expense on convertible debentures	-	23,777
Legal, consulting and investment services	-	168,873
Interest expense paid in kind	-	247,500
Write down of inventory	78,917	120,167
Effects of changes in operating assets and liabilities:
Accounts receivable	(476,100)	-
Inventory	(1,863,213)	-
Prepaid expenses and deposits	179,303	(34,848)
Accounts payable	(3,343)	214,105
Accounts payable, related parties	(375,587)	26,195

Net cash used by operations	(9,244,629)	(2,821,158)

Cash flows from investing activities:
Capital expenditures	(90,665)	(35,530)

Net cash used by investing activities	(90,665)	(35,530)

Cash flows from financing activities:
Proceeds from notes payable	-	460,000
Payments on long-term debt	-	(4,170)
Conversion of note payable	(2,722,500)	392,000
Shareholder advances, net of repayments	1,811,296	700,500
Issuance of common and preferred stock	-	1,027,031
Exercise of warrants and options	6,231,497	-

Net cash provided by financing activities	5,320,293	2,575,361

Change in cash and cash equivalents	(4,015,001)	(281,327)

Cash at the beginning of the period	7,677,163	442,257
Cash at the end of the period	3,662,162	160,931

See accompanying notes to financial statements.

Notes payable of $13,534,426 and Accounts Payable of $112,487, net of $2,271,637 in prepaid expenses related to the 2015 PPM offering, were converted to equity during the six months ended June 30, 2016

Certain options and warrants were exercised utilizing an allowed cashless method. These cashless exercises resulted in an increase to common stock of $74,000, an increase to additional paid in capital of $369,455 and a decrease to stock based compensation in equity of $369,529 during the six months ended June 30, 2016.

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

Basis of presentation

The financial statements have been prepared on a going concern basis, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has limited revenues and a history of negative working capital and stockholders’ deficits. These conditions raise substantial doubt about the ability of the Company to continue as a going concern.

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

The Company has continued to raise capital. Management believes the proceeds from these offerings, future offerings, and the Company’s anticipated revenue, provides an opportunity to continue as a going concern. If additional funding is required, the Company plans to obtain working capital from either debt or equity financing from the sale of common stock, preferred stock, and/or convertible debentures. Obtaining such working capital is not assured. The Company is currently starting production and is switching focus from R&D to manufacturing.

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

Accounts receivable

Accounts receivable consist of collectible amounts for products and services rendered. The Company carries its accounts receivable at invoice amount less an allowance for doubtful accounts. On a periodic basis the Company evaluates its accounts receivable and establishes an allowance for doubtful accounts based on a history of past write-offs and collections and current credit conditions. The Company generally does not require collateral for accounts receivable.

Inventory

Inventory is stated at the lower of cost or market under the average method, and consist of parts and work in process.

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

As no taxable income has occurred from the date of this merger to June 30, 2016 cumulative deferred tax assets of approximately $13.9 million are fully reserved, and no provision or liability for federal or state income taxes has been included in the financial statements.  Carryover amount are:

Approximate net operating loss ($ millions)	Carryover to be used against taxable income generated through year

3.6	2030
6.7	2031
3.9	2032
4.7	2033
6.1	2034
9.0	2035
6.9	2036

Research and development costs

The Company expenses research and development costs as they are incurred. Research and Development costs were approximately $3.2 million and $1.7 million for the six-months period ended June 30, 2016 and 2015 respectively, consisting primarily of personnel costs for our teams in engineering and research, prototyping expense, and contract and professional services.  Union City plant expenses prior to the start of production are also included in research and development expenses.  The Company began increased production during the three months ended June 30, 2016, decreasing emphasis on R&D.

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

Subsequent events

The Company evaluates events and transactions occurring subsequent to the date of the consolidated financial statements for matters requiring recognition or disclosure in the consolidated financial statements. The accompanying consolidated financial statements consider events through August 15, 2016, the date on which the consolidated financial statements were available to be issued.

2.	INVENTORY

As of June 30, 2016 and December 31, 2015, our inventory consisted of the following:

	2016 (Unaudited)	2015
Parts	$1,008,213	$78,917
Work in Progress	855,000	-
	$1,863,213	$78,917

3.	PROPERTY, PLANT AND EQUIPMENT, NET

As of June 30, 2016 and December 31, 2015, our property, plant and equipment, net, consisted of the following:

	(Unaudited) June 30, 2016	December 31, 2015
Land	$300,000	$300,000
Buildings	3,800,000	3,800,000
Leasehold Improvements	19,225	19,225
Software	27,721	27,721
Equipment	786,273	724,507
Vehicles and prototypes	227,864	198,965
	5,161,083	5,070,418
Less accumulated depreciation	(1,524,085)	(1,334,059)
	$3,636,998	$3,736,359

4.	LONG-TERM DEBT

Long-term debt consists of the following:

	(Unaudited) June 30, 2016	December 31, 2015
Secured debenture payable to Workhorse Custom Chassis, LLC, due March 2016 plus interest at 10%. The debenture is secured by the real estate and related assets of the plant located in Union City, Indiana. Note was paid on February 2016.	$-	$2,722,500

Note payable to the City of Loveland, final payment due October 2016. Interest rate amended to 8.00%. The note is unsecured and contains restrictions on the use of proceeds.	50,000	50,000

	50,000	2,772,500
Less current portion	50,000	2,772,500
Long term debt	$-	$-

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

5.	SHAREHOLDER AND RELATED PARTY ADVANCES

As of June 30, 2016, the Company had deposits for approximately $1.9 million that were not yet issued as common stock. The stock is expected to be issued during the third quarter of 2016 .

6.	LEASE OBLIGATIONS

On October 1, 2011 the Company began leasing operating facilities under an agreement expiring on March 30, 2018. Future minimum monthly lease payments under the agreement are currently $12,598 and increase 3% in October of each year. Prepaid expenses and deposits include a security deposit equal to $12,275. Aggregate maturities of lease obligations are as follows:

2016	$81,395
2017	166,435
2018	127,614
$415,541

Total rent expense under these operating type leases for the six months ended June 30, 2016 and 2015 was $80,192 and $75,967, respectively.

7.	STOCK BASED COMPENSATION

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

The following table summarizes option activity for directors, officers and employees:

		Outstanding Stock Options
	Options Available for Grant	Number of Options	Weighted Average Exercise Price per Option	Weighted Average Grant Date Fair Value per Option	Weighted Average Remaining Exercise Term in Months
Balance, December 31, 2014	80,907	1,667,068	$2.34	$1.52	41
Additional stock reserved	1,120,000	-	$-	$-	-
Granted	(443,436)	443,436	$1.93	$1.29	55
Exercised	-	(130,070)	$1.30	$0.75	-
Forfeited	-	-	$-	$-	-
Expired	-	-	$3.03	$1.25	-
Balance December 31, 2015	757,471	1,980,434	$2.21	$1.46	49
Additional stock reserved	500,000	-	$-	$-	-
Granted	(295,500)	295,500	$4.99	$2.21	58
Exercised	-	(111,000)	$1.79	$1.17	-
Forfeited	-	-	$-	$-	-
Expired	-	-	$-	$-	-
Balance June 30, 2016	961,971	2,164,934	$2.46	$1.53	43

The Company recorded $322,141 and $85,088 compensation expense for stock options to directors, officers and employees for the six months ended June 30, 2016 and 2015 respectively.  As of June 30, 2016, unrecognized compensation expense of $ 1,591,799 is related to non-vested options granted to directors, officers and employees which is anticipated to be recognized over the next 40 months, commensurate with the vesting schedules.

Options to consultants

The Company has also granted, on various dates, stock options to purchase common stock of the Company to consultants for services previously provided to the Company. The terms, exercise prices and vesting of these awards vary.

The following table summarizes option activity for consultants:

		Outstanding Stock Options
	Options Available for Grant	Number of Options	Weighted Average Exercise Price per Option	Weighted Average Grant Date Fair Value per Option	Weighted Average Remaining Exercise Term in Months
Balance, December 31, 2014	39,327	399,273	$1.27	$1.31	50
Additional stock reserved	-	-	$-	$-	-
Granted	-	-	$-	$-	-
Exercised	-	(32,524)	$0.10	$0.98	-
Forfeited	59,976	(59,976)	$-	$-	-
Expired	-	-	$5.30	$2.39	-
Balance December 31, 2015	99,303	306,773	$0.36	$1.01	41
Additional stock reserved	-	-	$-	$-	-
Granted	(9,000)	9,000	$4.99	$0.44	58
Exercised	-	(47,500)	$0.10	$10.00	-
Forfeited	-	-	$-	$-	-
Expired	-	-	$-	$-	-
Balance June 30, 2016	90,303	268,273	$0.49	$1.05	37

The Company recorded $19,069 and $47,890 compensation expense for stock options to consultants for the six months ended June 30, 2016 and 2015 respectively.  As of June 30, 2016, unrecognized compensation expense of $150,228 is related to non-vested options granted to consultants which is anticipated to be recognized over the next 31 months, commensurate with the vesting schedules.

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

The following table summarizes warrant activity for the placement agent and consultants:

		Outstanding Warrants
	Warrants Available for Grant	Number of Warrants	Weighted Average Exercise Price per Warrant	Weighted Average Grant Date Fair Value per Warrant	Weighted Average Remaining Exercise Term in Months
Balance, December 31, 2014	274,098	410,149	$3.59	$1.51	14
Additional stock reserved	-	-	$-	$-	-
Granted	(63,871)	63,871	$1.40	$1.17	59
Exercised	-	(161,719)	$2.36	$1.09	-
Forfeited	-	(5,478)	$-	$-	-
Expired	-	-	$4.18	$1.82	-
Balance December 31, 2015	210,227	306,823	$2.79	$1.26	9
Additional stock reserved	-	-	$-	$-	-
Granted	-	-	$-	$-	-
Exercised	-	(43,841)	$2.20	$0.79	-
Forfeited	-	-	$-	$-	-
Expired	-	(20,267)	$6.00	$2.73	-
Balance June 30, 2016	210,227	242,715	$2.56	$1.16	17

The Company recorded $0 and $32,944 compensation expense for stock warrants to the placement agent and consultants for the six months ended June 30, 2016 and 2015 respectively.  There is no unrecognized compensation expense for the placement agent warrants because they are fully vested at date of grant.

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

The following table summarizes warrant activity for directors and officers:

Outstanding Warrants
	Warrants Available for Grant	Number of Warrants	Weighted Average Exercise Price per Warrant	Weighted Average Grant Date Fair Value per Warrant	Weighted Average Remaining Exercise Term in Months
Balance, December 31, 2014	348,925	338,925	$17.83	$0.95	9
Additional stock reserved	-	-	-	-	-
Granted	-	-	-	-	-
Exercised	-	-	-	-	-
Forfeited	-	-	-	-	-
Expired	-	-	5.00	0.12	-
Balance December 31, 2015	348,925	338,925	$20.00	$1.02	4
Additional stock reserved	-	-	-	-	-
Granted	-	-	-	-	-
Exercised	-	-	-	-	-
Forfeited	-	-	-	-	-
Expired	-	-	-	-	-
Balance June 30, 2016	348,925	338,925	$20.00	$1.02	4

The Company recorded no compensation expense for stock warrants to directors and officers for the six months ended June 30, 2016 and 2015. There is no unrecognized compensation expense for these warrants because they are fully vested at date of grant.

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

15

9.

PRIVATE PLACEMENT MEMORANDUM

During 2015, the Company entered into a placement agency agreement with a third party to assist in raising capital. Direct costs of this private placement memorandum (PPM) were deferred and reduced the proceeds from the shares sold in the PPM. The PPM was completed, and all costs were charged to equity in the six-months period ended in June 30, 2016. Costs of $2,271,637 were incurred and capitalized related to this PPM as of December 31, 2015 and are recorded in prepaid expenses, deposits and deferred costs.

Total amount converted to common stock in the six-months period ending in June 30, 2016 including accrued interest on the notes payable was $11,375,276 net of the deferred costs.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview and Quarter Highlights

We are a last mile delivery technology company headquartered in the United States. We have broad capabilities beginning with the development and production of American made battery-electric medium-duty truck chassis helping delivery fleets achieve further efficiencies and strengthening their sustainability initiatives. To the best of our knowledge, we are the only medium-duty battery-electric original equipment manufacturer (OEM) in the United States. With a focus on last mile delivery and expanding on fleets operational efficiencies, Workhorse also develops and integrates unmanned aerial vehicle (UAV) platforms. Our drone delivery platform, HorseFlyTM is FAA compliant and fully integrated with our medium duty truck chassis. Workhorse also develops and integrates cloud-based, real-time proof-of-performance telematics monitoring software, that provides fleet operators with the ultimate in vehicle diagnostics, energy and route efficiency.

In early 2015 Workhorse successfully deployed two battery-electric, range-extended vehicles to United Parcel Service in the Atlanta GA area. On August 7th, 2015 Workhorse received an order from UPS for an additional one hundred twenty-five (125) Workhorse range-extended electric vehicles. In addition to the range-extended Workhorse vehicles, in July 2016 Workhorse completed the delivery of eighteen (18) all-electric vehicles to UPS in Houston TX. As a result, we are in the process of continuing operations as an original equipment manufacturer.

We recently entered in an agreement with Bayerische Motoren Werke AG (BMW) to supply the W20 REx quiet-running 2-cylinder gasoline engine functioning as a generator replacing the current 4-cylinder engine to extend the range of our E-GEN product. Workhorse has integrated the BMW i3 range-extender (REx) solution into its fleet of Workhorse E-GEN range-extended delivery vehicles. The Workhorse E-GEN delivery vehicles are used by last mile delivery companies to fulfill their customers’ delivery needs.

We developed and deliver Metron®, a real-time, proof-of-performance monitoring system that provides fleet operators the ultimate in vehicle diagnostics, energy and route efficiency while enabling them to monitor, control and update software remotely. We are also currently in the initial stages of developing a self-driving software to further differentiate us as the technology company with the most cost effective last mile delivery system in the marketplace.

On June 4, 2014, the Company entered into a Vehicle Purchase Agreement with United Parcel Service Inc. (“UPS”), pursuant to which the relationship by which the Company would sell vehicles to UPS was outlined. On August 7, 2015, the Company entered into a Prime Order under the Vehicle Purchase Agreement with UPS, pursuant to which UPS agreed to purchase 125 E-GEN trucks. Currently, the schedule agreed to with UPS for the Prime Order requires that we deliver the 125 units to 26 selected UPS facilities across 8 states during the 2016 calendar year. However, these deadlines are expected to evolve as UPS operations personnel from eight states will be involved in the scheduling.

Workhorse had previously entered into a purchase agreement with UPS to supply 18 all-electric Workhorse E-100 Walk-In Vans to be deployed in the Houston-Galveston, Texas area The U.S. Department of Energy selected this project to improve local air quality in the Houston-Galveston area, which is currently designated as a National Ambient Air Quality Non-Attainment Area. Workhorse fulfilled this order on July 16, 2016.

We have filed a patent application for the system that extends the range of electric vehicles while reducing the overall cost of the typical battery-electric power train. The system, E-GENTM, is designed specifically for the package delivery vehicle market, in which the diesel and/or gasoline-powered vehicles in use now are required to stop and restart hundreds of times a day. Our E-GEN system incorporates a two-cylinder gasoline engine that is configured to engage only when the depth-of-discharge of the battery packs reach a pre-determined state-of-charge. Acting purely as a generator to produce electricity, Workhorse’s technology seamlessly extends the range of vehicles enabling drivers to complete their routes using the optimal amount of energy required and eliminates range anxiety commonly associated with electric vehicles. The DOD is calculated based on projected route distance, package loads and electricity efficiency curves. The gas engine never propels the vehicle, its task is simple, automatically turn on in the event the battery needs a small re-charge. We believe that the range-extended battery-electric technology is an ideal fit for urban and suburban delivery routes, despite the typical fleet owner's concerns about range and cost. Our E-GEN Drive system will enable our customers to keep their batteries charged to a consistent state of charge throughout the day and, since we are able to use smaller battery packs, we can reduce the cost of the entire system. Our E-GEN trucks offer a three-year payback, making them price competitive with gasoline-powered trucks. As a result, we believe our new design has many benefits, including:

●	Fleet management flexibility: Depending on our customer’s driving patterns and fuel cost goals, our E-GEN drive train can be remotely adjusted to optimize the use of the electric power and the runtime of ICE generator.

●	Energy efficiency and cost of ownership: We have demonstrated our trucks offer customers an attractive total cost-of-ownership profile compared to similar products. Using a single electric power train with a small ICE configured as a generator enables us to create a lighter, more energy efficient vehicle that is mechanically simple. Since we are able to use smaller battery packs, we can reduce the cost of the entire system. Additionally, government incentives can further reduce the cost of ownership.

●	High performance: Driver testimonials have demonstrated unparalleled driving experience, with powerful acceleration for the most demanding applications while also providing the added benefit of an extremely quiet operation.

We believe the benefits of our new design also provide customers additional benefits, which include:

●	Low Total Cost-of-Ownership

●	Gaining a competitive edge to increase market share

●	Improving profitability created by

o	Much lower maintenance costs

o	Reduced fuel expenses

●	Increasing the number of deliveries per day through more efficient delivery methods

●	Strengthening sustainability programs

●	Improving driver experience and safety

We have developed and begun delivery of our second generation, full-electric truck, “E-100”, which is a significant improvement over our first generation E-100 vehicle. The second-generation vehicle includes a single powerful electric motor with no transmission and lighter, high-density Lithium-ion batteries, giving the vehicle a range of up to 100 miles.

In March 2013, we purchased the assets of Workhorse Custom Chassis from Navistar International (NYSE: NAV). The asset purchase included the 215,000 sq. ft. assembly plant, the 40,000 sq. ft. office, the 15,000 sq. ft. pre-delivery inspection building on a 45 acre campus in Union City IN. It also provides other important assets including the Workhorse brand and logo, intellectual property, schematics, logistical support from Up-Time Parts (a Navistar subsidiary) and, perhaps most importantly, a network of 400-plus sales and service outlets across North America. With this acquisition, we transformed from a conversion company to Original Equipment Manufacturer (OEM) of Class 3-6 commercial-grade, medium-duty truck chassis, to be marketed under the Workhorse® brand.

Ownership and operation of this plant enables us to build new chassis with gross vehicle weight capacities of between 10,000 and 26,000 pounds. These W88 chassis are built on our 88”-track and include either of our two second-generation, battery-electric drive trains, both powered by Panasonic 18650 Li-ion cells. The W88 truck chassis is currently being offered to fleet purchasing managers at price points that are both attractive and cost competitive.

We have entered into a supply agreement with world-class suppliers such as, Bayerische Motoren Werke AG, (BMW) and Panasonic Industrial Devices Sales Company and are working with leading body fabricators, to offer fleet-specific, custom, purpose-built chassis that provide total cost of ownership solutions that are superior to the competition.

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

The Company responded on March 6, 2015 to a Request for Information and Prequalification (RFI) from the United States Postal Service (USPS) for its Next Generation Delivery Vehicle (NGDV) Acquisition Program. The postal service operates a fleet of over 200,000 vehicles in all areas of the United States and its territories. Approximately 163,000 of these vehicles are right hand drive, light-duty carrier route vehicles purchased between 1987 and 2001. They are not current with advancements in vehicle technologies such as drivetrains, emissions, and safety related features. The postal service intends to retire this fleet in coming years, and to replace them with Next Generation Delivery Vehicles (NGDVs). NGDVs must be capable of delivering both mail to curbside mailboxes and parcel packages in a safe and efficient manner. The postal service states that NGDVs are also expected to benefit from today’s availability of practical technological improvements for drivetrains, bodies, chassis, safety systems, security, and innovative designs to improve vehicle loading and delivery operations. The USPS anticipates making a single award in 2017 to a supplier for up to 180,000 NGDVs to replace its current fleet of mail delivery vehicles. Delivery of the NGDVs to the USPS is expected to begin in 2018. On April 14, 2015, the USPS notified Workhorse that it had advanced in the NGDV Acquisition Program as a prequalified supplier. Workhorse partnered with another pre-qualified supplier to design and build the body and the joint response to the USPS NGDV RFP was delivered by the USPS deadline of February 5, 2016. On March 18, 2016, Workhorse and our body builder partner attended by invitation from the USPS a meeting to present our RFP response and respond to questions. Revisions incorporating the responses, and other changes proposed, were submitted in writing to the Contracting Officer via email and hard copy in March 2016.

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

On June 21, 2016 the Federal Aviation Administration’s (FAA) released new rules approving the routine commercial use of drones weighing less than 55 pounds. The rules allow drone operators to fly without special permission from the FAA. We feel the FAA’s new rules represent a welcomed first step in the modernization of commercial drone flights in the United States. We believe we are uniquely placed within the commercial package delivery sector to take advantage of this rule. Unlike other companies that are likely to adapt off-the-shelf drone technology for package delivery, Workhorse has conceived a truck-and-drone delivery model literally from the ground up. Our HorseFly drone provides an ideal drone-based package delivery system in tandem with our Workhorse E-GEN electric delivery truck. In addition to the financial savings and environmental benefits we believe are achievable, we also feel the drone and truck combination satisfies the operational limits outlined by the FAA today. This includes the ability to maintain visual contact with the drone as it approaches a residence to drop off a package. We are currently studying the FAA rules in detail and plan to take advantage of the greater leeway they allow us as the drone-based package delivery space continues to evolve rapidly.

Results of Operations

Our condensed consolidated statement of operations data for the period presented follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015

Sales	$1,234,600	$67,980	$1,470,600	$67,980

Cost of Sales	2,294,675	-	2,759,052	$-
Gross loss	(1,060,075)	67,980	(1,288,452)	67,980

Operating Expenses
Selling, general and administrative	1,617,036	968,811	2,788,028	2,037,058
Research and development	258,152	872,234	3,199,092	1,719,368
Total operating expenses	1,875,188	1,841,045	5,987,120	3,756,426

Interest expense, net	567	108,227	40,270	252,205

Net loss	$(2,935,830)	$(1,881,292)	$(7,315,842)	$(3,940,651)

Sales

Sales for the six months ended June 30, 2016 was $1.5 million related to delivery of the production vehicles for UPS and other customers.

Cost of Sales

Cost of sales includes cost of materials, labor and overhead for the vehicles delivered during the period.

Cost of Sales for the six months ended June 30, 2016 were $2.8 million. Materials and components for the manufacturing of the initial units were acquired at low volume pricing. We are in the process of negotiating high volume pricing and credit terms with vendors as production volume is increasing.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses consist primarily of personnel and facilities costs related to our development including, marketing, sales, executive, finance, human resources, information technology and professional, legal and contract services.

SG&A expenses during the three months ended June 30, 2016 were $1.6 million, an increase from $969 thousand for the three months ended June 30, 2015. The increase in our SG&A expenses consisted primarily in employee salaries and benefits, consulting and investor relations, due the increased activity in the period.

SG&A expenses during the six months ended June 30, 2016 were $2.7 million, an increase from $2.0 million for the six months ended June 30, 2015. The increase in our SG&A expenses consisted primarily in employee salaries and benefits, investor relations, and travel and due the increased activity in the period.

Research and Development Expenses

Research and development (“R&D”) expenses consist primarily of personnel costs for our teams in engineering and research, prototyping expense, and contract and professional services. Union City plant expenses prior to the start of production are also included in research and development expenses.

R&D expenses during the three months ended June 30, 2016 were $258 thousand a decrease from $872 thousand for the three months ended June 30, 2015. The decrease in our R&D expenses consisted primarily on a shift of resources to production and delivery of the products to the customers.

R&D expenses during the six months ended June 30, 2016 were $3.2 million an increase from $1.7 million for the six months ended June 30, 2015. The increase in our R&D expenses consisted primarily employee salaries and benefits due to increased activity in the design of new vehicles and coordination of production during the first quarter of 2016.

Interest Expenses

Our interest expense is incurred primarily from our long term loan with Navistar in connection to the purchase of the Union City plant in the Property, Plant and Equipment and Long Term Loan Debt to the consolidated financial statements.

Interest expenses during the three months ended June 30, 2016 were $567 a decrease from $108 thousand for the six months ended June 30, 2015. The decrease in the period was due to early payment of the Navistar note which was due March 1, 2016.

Interest expenses during the six months ended June 30, 2016 were $40 thousand a decrease from $252 thousand for the six months ended June 30, 2015. The decrease in the period was due to early payment of the Navistar note which was due March 1, 2016 as mentioned before.

Liquidity and Capital Resources

Summary of Cash Flows

	Six Months Ended June 30,
	2016	2015

Net cash used in operating activities	$(9,244,629)	$(2,821,158)
Net cash used in investing activities	$(90,665)	$(35,530)
Net cash used and provided by financing activities	$5,320,293	$2,575,361

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

During the six months ended June 30, 2016 and 2015, cash used in operating activities was $9.2 million and $2.8 million respectively. The decrease in operating cash flows in 2016 as compared to 2015 was mainly due to an increase operating losses, inventory purchases and accounts receivable.

Cash Flows from Investing Activities

Cash flow from investing activities primarily relates to capital expenditures to support our future growth in operations.

During the six months ended June 30, 2016 and 2015, cash used in investing activities was $91 thousand and $35 thousand respectively. The amounts in both years were spent in new equipment used mainly for R&D and manufacturing activities.

Cash Flows from Financing Activities

During the six months ended June 30, 2016 and 2015, net cash provided by financing activities was $5.3 million and $2.6 million respectively. Cash flows used in financing activities during the six months ended June 30, 2016 consisted primarily of $2.7 million used to pay the balance of the Navistar loan offset by $6.6 million cash proceeds from the execution of investor warrants and $1.8 million of shareholders’ advances. In 2015 we had $1.3 million of cash proceeds mainly from issuance of common stock and notes payable.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2016 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have incurred net losses amounting to $50.8 million for the period from inception (February 20, 2007) through June 30, 2016.   We have had net losses in each quarter since our inception. We expect that we will continue to incur net losses for the foreseeable future. We may incur significant losses in the future for a number of reasons, including the other risks described in this report, and we may encounter unforeseen expenses, difficulties, complications, delays and other unknown events. Accordingly, we may not be able to achieve or maintain profitability. Our management is developing plans to alleviate the negative trends and conditions described above and there is no guarantee that such plans will be successfully implemented.   There is no assurance that even if we successfully implement our business plan, that we will be able to curtail our losses.  If we incur additional significant operating losses, our stock price may decline, perhaps significantly.

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

We have had negative cash flow from operating activities of $9.2 million and $2.8 million for the six months ended June 30, 2016 and 2015. We anticipate that we will continue to have negative cash flow from operating and investing activities for the foreseeable future as we expect to incur increased research and development, sales and marketing, and general and administrative expenses and make significant capital expenditures in our efforts to increase sales and commence operations at our Union City facility. Our business also will at times require significant amounts of working capital to support our growth, particularly as we acquire inventory to support our anticipated increase in production. An inability to generate positive cash flow for the foreseeable future may adversely affect our ability to raise needed capital for our business on reasonable terms, diminish supplier or customer willingness to enter into transactions with us, and have other adverse effects that may decrease our long-term viability. There can be no assurance we will achieve positive cash flow in the foreseeable future.

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

Our success depends on the continuing services of Stephen Burns, CEO, and top management. On December 8, 2010, we entered into an employment agreement with Mr. Burns for a term of two years which automatically renews for one year periods unless either of the parties elects to not renew for such period. The loss of any of these individuals could have a material and adverse effect on our business operations. Additionally, the success of our operations will largely depend upon its ability to successfully attract and maintain competent and qualified key management personnel. As with any company with limited resources, there can be no guarantee that we will be able to attract such individuals or that the presence of such individuals will necessarily translate into profitability for our company. Our inability to attract and retain key personnel may materially and adversely affect our business operations. Any failure by our management to effectively anticipate, implement, and manage the changes required to sustain our growth would have a material adverse effect on our business, financial condition, and results of operations.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the quarter ended June 30, 2016, the Company did not sell any equity securities that were not registered under the Securities Act of 1933, as amended.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

In October 2015, the Company entered into a Board Advisor Agreement with Joseph T. Lukens, a shareholder of the Company. Mr. Lukens does not receive compensation for such services and such agreement can be terminated at any time. On June 30, 2016, Mr. Lukens resigned as a Board Advisor.

On August 1, 2016, Duane Hughes was appointed as President of the company. Martin Rucidlo, the former President, accepted the position of Vice President of Manufacturing. Duane is a senior-level executive with more than 25 years of experience in the automotive, technology and advertising segments. Prior to joining Workhorse, Duane served as Chief Operating Officer for Cumulus Interactive Technologies Group. Prior to joining Cumulus Interactive Technologies Group, Duane spent nearly fifteen years in senior management positions with Gannett Co., Inc., including his duties as Vice President of Sales and Operations for Gannett Media Technologies International.

ITEM 6. EXHIBITS

Exhibit No.	Description
3.1	Certificate of Designation for Series A Preferred Stock (1)
3.2	Certificate of Change (2)
3.3	Certificate of Correction (2)
3.4	Articles of Merger (3)
3.5	Certificate of Correction (Articles of Merger) (3)
3.6	Certificate of Amendment to the Certificate of Incorporation (4)
3.7	Certificate of Incorporation (5)
3.8	Articles of Merger between AMP Holding Inc. Workhorse Group Inc. (22)
3.9	Certificate of Change filed December 9, 2015 (30)
4.1	Stock Option to acquire 500,000 shares of common stock issued to James Taylor dated May 25, 2011 (6)
4.2	Common Stock Purchase Warrant to acquire 500,000 shares of common stock issued to James Taylor dated May 25, 2011 (6)
4.3	Stock Option to acquire 500,000 shares of common stock issued to Stephen Burns dated May 25, 2011 (6)
4.4	Common Stock Purchase Warrant to acquire 500,000 shares of common stock issued to Stephen Burns dated May 25, 2011 (6)
4.5	Conversion Letter Agreement by and between Stephen Burns and AMP Holding Inc. (7)
4.6	Promissory Note in the principal amount of $232,400 dated November 20, 2012 payable to EASi and Aerotek (8)
4.7	Form of Subscription Agreement by and between AMP Holding Inc. and the January 2013 Accredited Investor (9)
4.8	Form of Warrant by and between AMP Holding Inc. and the January 2013 Accredited Investor (9)
4.9	Promissory Note dated January 29, 2013 (9)

4.10	Common Stock Purchase Warrant issued to Stephen Baksa (10)
4.11	Secured Debenture by and between Workhorse Custom Chassis, LLC and AMP Trucks Inc. dated March 13, 2013 (11)
4.12	Security Agreement by and between Workhorse Custom Chassis, LLC and AMP Trucks Inc. dated March 13, 2013 (11)
4.13	Mortgage, Security Agreement, Assignment of Rents and Fixture Filing by and between Workhorse Custom Chassis, LLC and AMP Trucks Inc. dated March 13, 2013 (11)
4.14	Form of Subscription Agreement entered by and between AMP Holding Inc. and the March 2013 Accredited Investors (11)
4.15	Form of Common Stock issued to the March 2013 Accredited Investors (11)
4.16	2014 Incentive Stock Plan (12)
4.17	Subscription Agreement by and between AMP Holding, Inc. and Joseph T. Lukens (13)
4.18	Form of Common Stock Purchase issued to Joseph T. Lukens (13)
4.19	Form of Subscription Agreement entered between AMP Holding Inc. and the December 2014 Investors (20)
4.20	Form of 14% Unsecured Convertible Promissory Note issued to the December 2014 Investors (20)
4.21	Form of Common Stock Purchase Warrant issued to the December 2014 Investors (20)
4.22	Stock Option Agreement issued to James Taylor dated February 13, 2015 (21)
4.23	Promissory Note Issued to JMJ Financial (23)
4.24	Securities Purchase Agreement, dated September 30, 2015, between the Company and Peak One (24)
4.25	Debenture, issued June 30, 2015, by the Company to Peak One (24)
4.26	$250,000 Convertible Note, dated July 7, 2015, issued to Vista capital Investments, LLC (25)
4.27	$250,000 Convertible Note, dated July 13, 2015, issued to Cardinal Capital Group, Inc. (26)
4.28	Form of Subscription Agreement by and between Workhorse Group Inc. and the 2015 Accredited Investors (27)
4.29	Form of Securities Purchase Agreement entered between Workhorse Group Inc. and the November 2015 Investors (28)
4.30	Form of 6% Convertible Promissory Note issued to the November 2015 Investors (28)
4.31	Form of Stock Purchase Warrant issued to the November 2015 Investors (28)
4.32	Form of Securities Purchase Agreement entered between Workhorse Group Inc. and the Convertible Note Investor(29)
4.33	Form of 6% Convertible Promissory Note issued to the Investors (29)
4.34	Form of Stock Purchase Warrant issued to the Investors (29)
4.35	Stock Option Agreement by and between Workhorse Group Inc. and Gerald Budde dated December 17, 2015 (31)
4.36	Stock Option Agreement by and between Workhorse Group Inc. and H. Benjamin Samuels dated December 17, 2015 (31)
10.1	Share Exchange Agreement dated as of December 28, 2009 by and among Advanced Mechanical Products, Inc., the shareholders of Advanced Mechanical Products, Inc. and Title Starts Online, Inc. (1)
10.2	Director Agreement by and between AMP Holding Inc., and James E. Taylor dated October 11, 2010 (14)
10.3	Employment Agreement by and between AMP Holding Inc. and Stephen S. Burns dated December 8, 2010 (15)

10.4	Letter Agreement by and between AMP Holding Inc. and Martin J. Rucidlo dated August 24, 2012 (16)
10.5	Release and Settlement Agreement by and between ESG Automotive, Inc., AMP Holding Inc. and AMP Electric Vehicles Inc. (8)
10.6	Conversion Agreement by and between AMP Holding Inc. and an accredited investor dated February 21, 2013 (9)
10.7	Asset Purchase Agreement by and between Workhorse Custom Chassis, LLC, as Seller, and AMP Trucks Inc., as Buyer dated as of March 4, 2013 (11)
10.8	Amendment No. 1 to the Asset Purchase Agreement by and between Workhorse Custom Chassis, LLC, as Seller, and AMP Trucks Inc., as Buyer dated as of March 13, 2013 (11)
10.9	Employment Agreement between AMP Holding Inc. and Julio C. Rodriguez dated August 15, 2013 (17)
10.10	Director Agreement by and between AMP Holding Inc. and Raymond Chess dated October 24, 2013 (18)
10.11	Executive Employment Agreement entered between AMP Holding Inc. and Mashall S. Cogan dated February 13, 2015 (21)
10.12	Director Agreement entered between AMP Holding Inc. and Marshall S. Cogan dated February 13, 2015 (21)
10.13	Stock Option Agreement entered between AMP Holding Inc. and Marshall S. Cogan dated February 13, 2015 (21)
10.14	Director Agreement by and between Workhorse Group Inc. and Gerald Budde dated December 17, 2015 (31)
10.15	Director Agreement by and between Workhorse Group Inc. and Benjamin Samuels dated December 17, 2015 (31)
21.1	List of Subsidiaries (19)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Nominating and Corporate Governance Committee Charter adopted by the Board of Directors of Workhorse Group Inc. on December 17, 2015(31)
99.2	Compensation Committee Charter adopted by the Board of Directors of Workhorse Group Inc. on December 17, 2015 (31)
99.3	Audit Committee Charter adopted by the Board of Directors of Workhorse Group Inc. on December 17, 2015 (31)
99.4	Investor Presentation provided by Workhorse Group Inc. (32)
99.5	Presentation - Medium Duty Parcel Delivery Truck (33)
EX-101.INS	XBRL INSTANCE DOCUMENT
EX-101.SCH	XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT
EX-101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE
EX-101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE
EX-101.LAB	XBRL TAXONOMY EXTENSION LABELS LINKBASE
EX-101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

(1)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on January 4, 2010.
(2)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on May 25, 2010.
(3)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on May 25, 2010.
(4)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on September 10, 2010.
(5)	Incorporated by referenced to the Form SB-2 Registration Statement filed with the Securities and Exchange Commission on February 4, 2008.
(6)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on June 1, 2011.
(7)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on July 11, 2012.
(8)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on January 11, 2013.
(9)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on February 5, 2013.
(10)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on February 28, 2013.

(11)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on March 13, 2013.
(12)	Incorporated by reference to the Form S-8 Current Report filed with the Securities and Exchange Commission on January 17, 2014.
(13)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on March 19, 2014.
(14)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on October 19, 2010.
(15)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on December 13, 2010.
(16)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on August 30, 2012.
(17)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on August 16, 2013.
(18)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on October 30, 2013.
(19)	Incorporated by reference to the Form 10-K Annual Report filed with the Securities and Exchange Commission on April 15, 2014.
(20)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on December 11, 2014.
(21)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on February 19, 2015.
(22)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on April 16, 2015.
(23)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on June 19, 2015.
(24)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on July 1, 2015.
(25)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on July 14, 2015.
(26)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on July 17, 2015.
(27)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on September 10, 2015.
(28)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on November 12, 2015.
(29)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on November 12, 2015
(30)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on December 10, 2015
(31)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on December 21, 2015
(32)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on March 30, 2016
(33)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on July 8, 2016

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

WORKHORSE GROUP INC.

Dated: August 15, 2016	By:	/s/ Stephen S. Burns
Name: Stephen S. Burns
Title: Chief Executive Officer (Principal Executive Officer)

Dated: August 15, 2016	By:	/s/ Julio C. Rodriguez
Name: Julio C. Rodriguez
Title: Chief Financial Officer
(Principal Financial and Accounting Officer)

