Form 10-Q
period 2016-09-30
Workhorse Group Inc.
filed 2016-11-14
CIK 1425287

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

or

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $0.001 par value per share	26,529,357
(Class)	(Outstanding at November 14, 2016)

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

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Workhorse Group, Inc.
Consolidated Balance Sheets
September 30, 2016 and December 31, 2015

	September 30, 2016 (Unaudited)	December 31, 2015
Assets

Current assets:
Cash and cash equivalents	$3,049,253	$7,677,163
Accounts receivable	536,600	-
Inventory	3,568,972	78,917
Prepaid expenses and deposits	144,183	3,149,289
	7,299,008	10,905,369

Property, plant and equipment, net	3,598,138	3,736,359

	$10,897,146	$14,641,728

Liabilities and Stockholders' Equity (Deficit)

Current liabilities:
Accounts payable	$3,232,126	$1,606,695
Accounts payable, related parties	55,904	399,542
Notes payable	-	13,534,426
Shareholder advances	1,420,773	111,700
Current portion of long-term debt	50,000	2,772,500
	4,758,803	18,424,863

Long-term debt	-	-

Stockholders' equity (deficit):
Series A preferred stock, par value of $.001 per share 75,000,000 shares authorized, 0 shares issued and outstanding at September 30, 2016 and December 31, 2015	-	-
Common stock, par value of $.001 per share 50,000,000 shares authorized, 26,369,003 shares issued and outstanding at September 30, 2016 and 18,204,923 shares issued and outstanding at December 31, 2015	26,369	18,205
Additional paid-in capital	55,599,550	33,557,615
Stock based compensation	6,608,470	6,158,390
Accumulated deficit	(56,096,046)	(43,517,345)
	6,138,343	(3,783,135)

	$10,897,146	$14,641,728

See accompanying notes to the consolidated financial statements.

Workhorse Group, Inc.
Consolidated Statements of Operations
For the Three and Nine Months Ended September 30, 2016 and 2015
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015

Sales	$1,906,000	$72,000	$3,376,600	$139,980

Cost of Sales	4,173,364	-	6,932,416	-
Gross loss	(2,267,364)	72,000	(3,555,816)	139,980

Operating Expenses
Selling, general and administrative	1,968,260	1,789,435	4,755,642	2,758,245
Research and development	1,024,470	1,745,981	4,224,208	2,618,215
Total operating expenses	2,992,730	3,535,416	8,979,850	5,376,461

Interest expense, net	2,765	329,692	43,035	437,919

Net loss	$(5,262,859)	$(3,793,108)	$(12,578,701)	$(5,674,400)

Basic and diluted loss per share	$(0.25)	$(0.24)	$(0.61)	$(0.36)

Weighted average number of common shares outstanding	20,665,480	15,817,267	20,665,480	15,817,267

See accompanying notes to the consolidated financial statements.

Workhorse Group, Inc.
Consolidated Statements of Cash Flows
For the Nine Months Ended September 30, 2016 and 2015
(Unaudited)

	2016	2015

Cash flows from operating activities:
Net loss	$(12,578,701)	$(5,674,400)
Adjustments to reconcile net loss from operations to cash used by operations:
Depreciation	286,316	281,774
Stock based compensation	853,609	279,335
Legal, consulting and investment services	-	168,873
Interest expense paid in kind	-	247,500
Write down of inventory	78,917	193,778
Effects of changes in operating assets and liabilities:
Accounts receivable	(536,600)	-
Inventory	(3,568,972)	-
Prepaid expenses and deposits	733,469	(12,364)
Accounts payable	1,737,918	406,262
Accounts payable, related parties	(343,638)	(65,797)

Net cash used by operations	(13,337,682)	(4,175,038)

Cash flows from investing activities:
Capital expenditures	(148,095)	(32,529)

Net cash used by investing activities	(148,095)	(32,529)

Cash flows from financing activities:
Proceeds from notes payable	-	1,172,000
Payments on long-term debt	(2,722,500)	(5,045)
Shareholder advances, net of repayments	1,309,073	1,712,200
Issuance of common and preferred stock	-	1,027,032
Exercise of warrants and options	10,271,294	-

Net cash provided by financing activities	8,857,867	3,906,187

Change in cash and cash equivalents	(4,627,910)	(301,380)

Cash at the beginning of the period	7,677,163	442,257
Cash at the end of the period	3,049,253	140,877

Supplemental disclosure of non-cash activities:

Notes payable of $13,534,426 and Accounts Payable of $112,487, net of $2,271,637 in prepaid expenses related to the 2015 PPM offering, were converted to equity during the nine months ended September 30, 2016.

Certain options and warrants were exercised utilizing an allowed cashless method. These cashless exercises resulted in an increase to common stock of $83, an increase to additional paid in capital of $378,446 and a decrease to stock based compensation in equity of $375,529 during the nine months ended September 30, 2016.

See accompanying notes to the consolidated financial statements.

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

Since the acquisition, the Company has devoted the majority of its resources to the development of an all-electric drive system capable of moving heavy large vehicles ranging from full size SUV’s up to and including Medium Duty Commercial trucks. Additionally, in February 2013, the Company formed a new wholly owned subsidiary, Workhorse Motor Works Inc. (f/k/a AMP Trucks Inc.), an Indiana corporation. On March 13, 2013, Workhorse Motor Works Inc. closed on the acquisition of an asset purchase of assets from Workhorse Custom Chassis, LLC. The assets included in this transaction included: The Workhorse brand, access to the dealer network of 440 dealers nationwide, intellectual property, and all physical assets which included the approximately 250,000 sq. ft. of facilities on 48 acres of land in Union City, Indiana. This acquisition allows the Company to position itself as a medium duty OEM capable of producing new chassis with electric, propane, compressed natural gas, and hybrid configurations, as well as gasoline drive systems.

On April 16, 2015, the Company filed Articles of Merger with the Secretary of State of the State of Nevada to change the name from “AMP Holding Inc.” to “Workhorse Group Inc.”. The Company believed that this change will allow investors, customers and suppliers to better associate the Company with the Workhorse brand, which is well known in the market.

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

Accounts receivable

Accounts receivable consist of collectible amounts for products and services rendered. The Company carries its accounts receivable at invoice amount less an allowance for doubtful accounts. On a periodic basis, the Company evaluates its accounts receivable and establishes an allowance for doubtful accounts based on a history of past write-offs and collections and current credit conditions. The Company generally does not require collateral for accounts receivable.

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

Income taxes

With the consent of its shareholders, at the date of inception, the Company elected under the Internal Revenue Code to be taxed as an S corporation. Since shareholders of an S corporation are taxed on their proportionate share of the Company’s taxable income, an S corporation is generally not subject to either federal or state income taxes at the corporate level. On December 28, 2009, pursuant to the merger transaction the Company revoked its election to be taxed as an S-corporation.

As no taxable income has occurred from the date of this merger to September 30, 2016 cumulative deferred tax assets of approximately $15.5 million are fully reserved, and no provision or liability for federal or state income taxes has been included in the financial statements. Carryover amount are:

Approximate net operating loss ($ millions)	Carryover to be used against taxable income generated through year

3.6	2030
6.7	2031
3.9	2032
4.7	2033
6.1	2034
9.0	2035
11.7	2036

Research and development costs

The Company expenses research and development costs as they are incurred. Research and Development costs were approximately $4.2 million and $2.6 million for the nine-months period ended September 30, 2016 and 2015 respectively, consisting primarily of personnel costs for our teams in engineering and research, prototyping expense, and contract and professional services. Union City plant expenses prior to the start of production are also included in research and development expenses. The Company began increased production during the nine months ended September 30, 2016, decreasing emphasis on R&D.

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

Subsequent events

The Company evaluates events and transactions occurring subsequent to the date of the consolidated financial statements for matters requiring recognition or disclosure in the consolidated financial statements. The accompanying consolidated financial statements consider events through November 14, 2016, the date on which the consolidated financial statements were available to be issued.

2.	INVENTORY

As of September 30, 2016 and December 31, 2015, our inventory consisted of the following:

	2016	2015
	(Unaudited)
Parts	$2,075,560	$78,917
Work in Progress	1,493,412	-
	$3,568,972	$78,917

3.	PROPERTY, PLANT AND EQUIPMENT, NET

As of September 30, 2016 and December 31, 2015, our property, plant and equipment, net, consisted of the following:

	September 30, 2016	December 31, 2015
	(Unaudited)
Land	$300,000	$300,000
Buildings	3,800,000	3,800,000
Leasehold Improvements	19,225	19,225
Software	62,912	27,721
Equipment	808,512	724,507
Vehicles and prototypes	227,864	198,965
	5,218,513	5,070,418
Less accumulated depreciation	(1,620,375)	(1,334,059)
	$3,598,138	$3,736,359

4.	LONG-TERM DEBT

Long-term debt consists of the following:

	September 30, 2016	December 31, 2015
	(Unaudited)
Secured debenture payable to Workhorse Custom Chassis, LLC, due March 2016 plus interest at 10%. The debenture is secured by the real estate and related assets of the plant located in Union City, Indiana. Note was paid on February 2016.	$-	$2,722,500

Note payable to the City of Loveland, due in annual installments of $10,241 including interest with the final payment due October 2016. Interest rate amended to 8.00%. The note is unsecured and contains restrictions on the use of proceeds.	50,000	50,000

	50,000	2,772,500
Less current portion	50,000	2,772,500
Long term debt	$-	$-

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

As of September 30, 2016, the Company had deposits for approximately $1.4 million that were not yet issued as common stock. The stock is expected to be issued during the fourth quarter of 2016.

6.	LEASE OBLIGATIONS

On October 1, 2011, the Company began leasing operating facilities under an agreement expiring on March 30, 2018. Total rent expense under these operating type leases for the nine months ended September 30, 2016 and 2015 was $120,000 and $116,000, respectively.

After September 30, 2016, the Company purchased the operating facilities. See Note 10.

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

The following table summarizes option activity for directors, officers and employees:

		Outstanding Stock Options
	Options Available for Grant	Number of Options	Weighted Average Exercise Price per Option	Weighted Average Grant Date Fair Value per Option	Weighted Average Remaining Exercise Term in Months
Balance, December 31, 2014	80,907	1,667,068	$2.34	$1.52	41
Additional stock reserved	1,120,000	-	$-	$-	-
Granted	(443,436)	443,436	$1.93	$1.29	55
Exercised	-	(130,070)	$1.30	$0.75	-
Forfeited	-	-	$-	$-	-
Expired	-	-	$-	$-	-
Balance December 31, 2015	757,471	1,980,434	$2.21	$1.46	49
Additional stock reserved	500,000	-	$-	$-	-
Granted	(794,500)	794,500	$6.38	$2.82	58
Exercised	-	(120,250)	$1.70	$0.46	-
Forfeited	-	-	$-	$-	-
Expired	-	-	$-	$-	-
Balance September 30, 2016	462,971	2,654,684	$2.46	$1.53	43

The Company recorded $823,253 and $210,379 compensation expense for stock options to directors, officers and employees for the nine months ended September 30, 2016 and 2015 respectively. As of September 30, 2016, unrecognized compensation expense of $ 2,676,808 is related to non-vested options granted to directors, officers and employees which is anticipated to be recognized over the next 42 months, commensurate with the vesting schedules.

Options to consultants

The Company has also granted, on various dates, stock options to purchase common stock of the Company to consultants for services previously provided to the Company. The terms, exercise prices and vesting of these awards vary.

The following table summarizes option activity for consultants:

		Outstanding Stock Options
	Options Available for Grant	Number of Options	Weighted Average Exercise Price per Option	Weighted Average Grant Date Fair Value per Option	Weighted Average Remaining Exercise Term in Months
Balance, December 31, 2014	39,327	399,273	$1.27	$1.31	50
Additional stock reserved	-	-	$-	$-	-
Granted	-	-	$-	$-	-
Exercised	-	(32,524)	$0.10	$0.98	-
Forfeited	59,976	(59,976)	$-	$-	-
Expired	-	-	$-	$-	-
Balance December 31, 2015	99,303	306,773	$0.36	$1.01	41
Additional stock reserved	-	-	$-	$-	-
Granted	(9,000)	9,000	$4.99	$0.44	52
Exercised	-	(62,500)	$0.63	$0.72	-
Forfeited	-	-	$-	$-	-
Expired	-	-	$-	$-	-
Balance September 30, 2016	90,303	253,273	$0.49	$1.05	37

The Company recorded $31,356 and $36,011 compensation expense for stock options to consultants for the nine months ended September 30, 2016 and 2015 respectively. As of September 30, 2016, unrecognized compensation expense of $137,941 is related to non-vested options granted to consultants which is anticipated to be recognized over the next 29 months, commensurate with the vesting schedules.

Warrants to placement agent and consultants

The Company has compensated the placement agents for assisting in the sale of the Company’s securities by paying the placement agent commissions and issuing the placement agent common stock purchase warrants to purchase shares of the Company’s common stock. The warrants have a five-year term and various exercise prices.

The Company has also granted, on various dates, stock warrants to purchase common stock of the Company to consultants for services previously provided to the Company. The terms, exercise prices and vesting of these awards vary.

The following table summarizes warrant activity for the placement agent and consultants:

		Outstanding Warrants
	Warrants Available for Grant	Number of Warrants	Weighted Average Exercise Price per Warrant	Weighted Average Grant Date Fair Value per Warrant	Weighted Average Remaining Exercise Term in Months
Balance, December 31, 2014	274,098	410,149	$3.59	$1.51	14
Additional stock reserved	-	-	$-	$-	-
Granted	(63,871)	63,871	$1.40	$1.17	59
Exercised	-	(161,719)	$2.36	$1.09	-
Forfeited	-	(5,478)	$-	$-	-
Expired	-	-	$-	$-	-
Balance December 31, 2015	210,227	306,823	$2.79	$1.26	9
Additional stock reserved	-	-	$-	$-	-
Granted	-	-	$-	$-	-
Exercised	-	(87,255)	$2.79	$0.40	-
Forfeited	-	-	$-	$-	-
Expired	-	(20,267)	$6.00	$2.73	-
Balance September 30, 2016	210,227	199,301	$2.56	$1.16	17

The Company recorded $0 and $32,944 compensation expense for stock warrants to the placement agent and consultants for the nine months ended September 30, 2016 and 2015 respectively. There is no unrecognized compensation expense for the placement agent warrants because they are fully vested at date of grant.

Warrants to directors and officers

In December 2010 and May 2011, the Company issued to certain directors’ and officers’ common stock purchase warrants to acquire shares of common stock at an exercise price of $20.00 per share for a period of five years. In November 2011, under the terms of a Promissory Note issued to a director and officer, common stock purchase warrants were issued to acquire 100,000 shares of common stock at an exercise price of $5.00 per share for a period of one year. In May 2012, a director and officer received common stock purchase warrants to acquire common stock of the Company at an exercise price of $5.00 for a period of three years. In June 2012, a director and officer converted secured and unsecured loans provided to the Company from September 2011 to June 2012 in the aggregate amount of $389,250 into Promissory Notes and common stock purchase warrants. In November 2012, the Company entered into a Note and Warrant Amendment and Conversion Agreement whereby the holders converted all principal and interest under such Promissory Notes into shares of common stock. Further, the exercise price of the common stock purchase warrants was reduced to $2.50 per share. The $7,388 cost of the reduction in the exercise price is included in stock based compensation expense for the year ended December 31, 2012.

The following table summarizes warrant activity for directors and officers:

Outstanding Warrants
	Warrants Available for Grant	Number of Warrants	Weighted Average Exercise Price per Warrant	Weighted Average Grant Date Fair Value per Warrant	Weighted Average Remaining Exercise Term in Months
Balance, December 31, 2014	348,925	338,925	$17.83	$0.95	9
Additional stock reserved	-	-	-	-	-
Granted	-	-	-	-	-
Exercised	-	-	-	-	-
Forfeited	-	-	-	-	-
Expired	-	-	-	-	-
Balance December 31, 2015	348,925	338,925	$20.00	$1.02	4
Additional stock reserved	-	-	-	-	-
Granted	-	-	-	-	-
Exercised	-	-	-	-	-
Forfeited	-	-	-	-	-
Expired	-	-	-	-	-
Balance September 30, 2016	348,925	338,925	$20.00	$1.02	4

The Company recorded no compensation expense for stock warrants to directors and officers for the nine months ended September 30, 2016 and 2015. There is no unrecognized compensation expense for these warrants because they are fully vested at date of grant.

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

9.

PRIVATE PLACEMENT MEMORANDUM

During 2015, the Company entered into a placement agency agreement with a third party to assist in raising capital. Direct costs of this private placement memorandum (PPM) were deferred and reduced the proceeds from the shares sold in the PPM. The PPM was completed, and all costs were charged to equity in the nine-months period ended in September 30, 2016. Costs of $2,271,637 were incurred and capitalized related to this PPM as of December 31, 2015 and are recorded in prepaid expenses, deposits and deferred costs.

Total amount converted to common stock in the nine-months period ending in September 30, 2016 including accrued interest on the notes payable was $11,375,276 net of the deferred costs.

10.	SUBSEQUENT EVENTS

After September 30, 2016, the Company purchased its operating facilities in Loveland, Ohio. The total purchase price was $2.5 million with $1.7 million financed with a financial institution. The note carries an interest rate of 6.5% accruing monthly with a maturity date of January 1, 2027.

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

On June 4, 2014, the Company entered into a Vehicle Purchase Agreement with United Parcel Service Inc. (UPS), pursuant to which the relationship by which the Company would sell vehicles to UPS was outlined. In early 2015 Workhorse successfully deployed two battery-electric, range-extended vehicles to United Parcel Service in the Atlanta, GA area. On August 7, 2015, the Company entered into a Prime Order under the Vehicle Purchase Agreement with UPS, pursuant to which UPS agreed to purchase 125 E-GEN trucks. Currently, the schedule agreed to with UPS for the Prime Order requires that we deliver the 125 units to 26 selected UPS facilities across 8 states during the 2016 calendar year. However, these deadlines are expected to evolve as UPS operations personnel from eight states will be involved in the scheduling.

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

In addition, on September 7, 2016, we entered into a purchase order with UPS pertaining to the sale of 200 EGEN electric extended range vehicles.

On November 7, 2016, the Company commenced development of an electric pickup work truck with range extender for fleet usage.

On October 31, 2016, the Company purchased its existing facility as well as adjoining space in Loveland, Ohio.  With the additional space, the Company intends to expand its battery pack factory facilities currently in place at the existing facility.

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

We have filed a patent application for the system that extends the range of electric vehicles while reducing the overall cost of the typical battery-electric power train. The system, E-GENTM, is designed specifically for the package delivery vehicle market, in which the diesel and/or gasoline-powered vehicles in use now are required to stop and restart hundreds of times a day. Our E-GEN system incorporates a two-cylinder gasoline engine that is configured to engage only when the depth-of-discharge of the battery packs reach a pre-determined state-of-charge. Acting purely as a generator to produce electricity, Workhorse’s technology seamlessly extends the range of vehicles enabling drivers to complete their routes using the optimal amount of energy required and eliminates range anxiety commonly associated with electric vehicles. The depth-of-discharge is calculated based on projected route distance, package loads and electricity efficiency curves. The gas engine never propels the vehicle, its task is simple, automatically turn on in the event the battery needs a small re-charge. We believe that the range-extended battery-electric technology is an ideal fit for urban and suburban delivery routes, despite the typical fleet owner's concerns about range and cost. Our E-GEN Drive system will enable our customers to keep their batteries charged to a consistent state of charge throughout the day and, since we can use smaller battery packs, we can reduce the cost of the entire system. Our E-GEN trucks offer a three-year payback, making them price competitive with gasoline-powered trucks. Thus, we believe our new design has many benefits, including:

●	Fleet management flexibility: Depending on our customer’s driving patterns and fuel cost goals, our E-GEN drive train can be remotely adjusted to optimize the use of the electric power and the runtime of ICE generator.

●	Energy efficiency and cost of ownership: We have demonstrated our trucks offer customers an attractive total cost-of-ownership profile compared to similar products. Using a single electric power train with a small ICE configured as a generator enables us to create a lighter, more energy efficient vehicle that is mechanically simple. Since we can use smaller battery packs, we can reduce the cost of the entire system. Additionally, government incentives can further reduce the cost of ownership.

●	High performance: Driver testimonials have demonstrated unparalleled driving experience, with powerful acceleration for the most demanding applications while also providing the added benefit of an extremely quiet operation.

We believe the benefits of our new design also provide customers additional benefits, which include:

●	Low Total Cost-of-Ownership

●	Gaining a competitive edge to increase market share

●	Improving profitability created by

o	Significantly lower maintenance costs

o	Reduced fuel expenses

●	Increasing the number of deliveries per day through more efficient delivery methods

●	Strengthening sustainability programs

●	Improving driver experience and safety

We have developed and begun delivery of our second generation, full-electric truck, “E-100”, which is a significant improvement over our first-generation E-100 vehicle. The second-generation vehicle includes a single powerful electric motor with no transmission and lighter, high-density Lithium-ion batteries, giving the vehicle a range of up to 100 miles.

In March 2013, we purchased the assets of Workhorse Custom Chassis from Navistar International (NYSE: NAV). The asset purchase included the 215,000-sq. ft. assembly plant, the 40,000-sq. ft. office, the 15,000-sq. ft. pre-delivery inspection building on a 45-acre campus in Union City IN. It also provides other important assets including the Workhorse brand and logo, intellectual property, schematics, logistical support from Up-Time Parts (a Navistar subsidiary) and, perhaps most importantly, a network of 400-plus sales and service outlets across North America. With this acquisition, we transformed from a conversion company to Original Equipment Manufacturer (OEM) of Class 3-6 commercial-grade, medium-duty truck chassis, to be marketed under the Workhorse® brand.

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

The Company responded on March 6, 2015 to a Request for Information and Prequalification (RFI) from the United States Postal Service (USPS) for its Next Generation Delivery Vehicle (NGDV) Acquisition Program. The postal service operates a fleet of over 200,000 vehicles in all areas of the United States and its territories. Approximately 163,000 of these vehicles are right hand drive, light-duty carrier route vehicles purchased between 1987 and 2001. They are not current with advancements in vehicle technologies such as drivetrains, emissions, and safety related features. The postal service intends to retire this fleet in coming years, and to replace them with Next Generation Delivery Vehicles (NGDVs). NGDVs must be capable of delivering both mail to curbside mailboxes and parcel packages in a safe and efficient manner. The postal service states that NGDVs are also expected to benefit from today’s availability of practical technological improvements for drivetrains, bodies, chassis, safety systems, security, and innovative designs to improve vehicle loading and delivery operations. The USPS anticipates making a single award in 2017 to a supplier for up to 180,000 NGDVs to replace its current fleet of mail delivery vehicles. Delivery of the NGDVs to the USPS is expected to begin in 2018. On April 14, 2015, the USPS notified Workhorse that it had advanced in the NGDV Acquisition Program as a prequalified supplier. Workhorse partnered with VT Hackney, Inc. (“VT Hackney”), another pre-qualified supplier, to design and build the body and the joint response to the USPS NGDV RFP was delivered by the USPS deadline of February 5, 2016. On March 18, 2016, Workhorse and VT Hackney attended by invitation from the USPS a meeting to present our RFP response and respond to questions. On September 16, 2016, the USPS awarded the contract for the NGDV Prototype to six prime suppliers including VT Hackney. Workhorse and VT Hackney have entered into a Teaming Agreement pursuant to which Workhorse was appointed as the exclusive subcontractor to provide the chassis and powertrain for the prototypes.

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

On June 21, 2016, the Federal Aviation Administration’s (FAA) released new rules approving the routine commercial use of drones weighing less than 55 pounds. The rules allow drone operators to fly without special permission from the FAA. We feel the FAA’s new rules represent a welcomed first step in the modernization of commercial drone flights in the United States. We believe we are uniquely placed within the commercial package delivery sector to take advantage of this rule. Unlike other companies that are likely to adapt off-the-shelf drone technology for package delivery, Workhorse has conceived a truck-and-drone delivery model literally from the ground up. Our HorseFly drone provides an ideal drone-based package delivery system in tandem with our Workhorse E-GEN electric delivery truck. In addition to the financial savings and environmental benefits we believe are achievable, we also feel the drone and truck combination satisfies the operational limits outlined by the FAA today. This includes the ability to maintain visual contact with the drone as it approaches a residence to drop off a package. We are currently studying the FAA rules in detail and plan to take advantage of the greater leeway they allow us as the drone-based package delivery space continues to evolve rapidly.

Results of Operations

Our condensed consolidated statement of operations data for the period presented follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015

Sales	$1,906,000	$72,000	$3,376,600	$139,980

Cost of Sales	4,173,364	-	6,932,416	$-
Gross loss	(2,267,364)	72,000	(3,555,816)	139,980

Operating Expenses
Selling, general and administrative	1,968,260	1,789,435	4,755,642	2,758,245
Research and development	1,024,470	1,745,981	4,224,208	2,618,215
Total operating expenses	2,992,730	3,535,416	8,979,850	5,376,461

Interest expense, net	2,765	329,692	43,035	437,919

Net loss	$(5,262,859)	$(3,793,108)	$(12,578,701)	$(5,674,400)

Sales

Sales for the three and nine months ended September 30, 2016 were $1.9 and 3.4 million respectively were related to delivery of the production vehicles for UPS and other customers.

Cost of Sales

Cost of sales includes cost of materials, labor and overhead for the vehicles delivered during the period.

Cost of Sales for the three and nine months ended September 30, 2016 were $4.2 and $6.9 million respectively. Materials and components for the manufacturing of the initial units were acquired at low volume pricing. We are in the process of negotiating high volume pricing and credit terms with vendors as production volume is increasing.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses consist primarily of personnel and facilities costs related to our development including, marketing, sales, executive, finance, human resources, information technology and professional, legal and contract services.

SG&A expenses during the three months ended September 30, 2016 were $2.0 million, an increase from $1.8 million for the three months ended September 30, 2015. The increase in our SG&A expenses consisted primarily in employee salaries and benefits, consulting and investor relations, due the increased activity in the period.

SG&A expenses during the nine months ended September 30, 2016 were $4.8 million, an increase from $2.8 million for the nine months ended September 30, 2015. The increase in our SG&A expenses consisted primarily in employee salaries and benefits, investor relations, and travel and due the increased activity in the period.

Research and Development Expenses

Research and development (“R&D”) expenses consist primarily of personnel costs for our teams in engineering and research, prototyping expense, and contract and professional services. Union City plant expenses prior to the start of production are also included in research and development expenses.

R&D expenses during the three months ended September 30, 2016 were $1.0 million a decrease from $1.7 million for the three months ended September 30, 2015. The R&D expenses consisted primarily in employee salaries and benefits, consulting and materials related to the start of the Next Generation Delivery Vehicles (NGDVs) project.

R&D expenses during the nine months ended September 30, 2016 were $4.2 million an increase from $2.6 million for the nine months ended September 30, 2015. The increase in our R&D expenses consisted primarily in employee salaries and benefits due to increased activity in new projects as mentioned above.

Interest Expenses

Our interest expense is incurred primarily from our long-term loan with Navistar International in connection to the purchase of the Union City plant in the Property, Plant and Equipment and Long Term Loan Debt to the consolidated financial statements.

Interest expenses during the three months ended September 30, 2016 were $2,765 a decrease from $330 thousand for the nine months ended September 30, 2015. The decrease in the period was due to early payment of the Navistar note which was due March 1, 2016.

Interest expenses during the nine months ended September 30, 2016 were $43 thousand a decrease from $438 thousand for the nine months ended September 30, 2015. The decrease in the period was due to early payment of the Navistar note which was due March 1, 2016 as mentioned before.

Liquidity and Capital Resources

Summary of Cash Flows

	Nine Months Ended September 30,
	2016	2015

Net cash used in operating activities	$(13,337,682)	$(4,175,038)
Net cash used in investing activities	$(148,095)	$(32,529)
Net cash used and provided by financing activities	$8,857,867	$3,906,187

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

During the nine months ended September 30, 2016 and 2015, cash used in operating activities was $13.3 million and $4.2 million respectively. The decrease in operating cash flows in 2016 as compared to 2015 was mainly due to an increase in operating losses, inventory purchases and accounts receivable net of an increase in accounts payable.

Cash Flows from Investing Activities

Cash flow from investing activities primarily relates to capital expenditures to support our future growth in operations.

During the nine months ended September 30, 2016 and 2015, cash used in investing activities was $148 thousand and $33 thousand respectively. The amounts in both years were spent in new equipment and software used mainly for R&D and manufacturing activities.

Cash Flows from Financing Activities

During the nine months ended September 30, 2016 and 2015, net cash provided by financing activities was $8.9 million and $3.9 million respectively. Cash flows used in financing activities during the nine months ended September 30, 2016 consisted primarily of $2.7 million used to pay the balance of the Navistar loan offset by $10.2 million cash proceeds from the exercise of investor warrants and $1.3 million of shareholders’ advances. In 2015 we had $1.0 million of cash proceeds mainly from issuance of common stock $1.2 million from notes payable and $1.7 million from shareholders’ advances.

Management is currently seeking additional capital through private placements or public offerings of its common stock.  In addition, the Company may seek to raise additional capital through public or private debt or equity financings in order to fund our operations.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2016 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have incurred net losses amounting to $56.6 million for the period from inception (February 20, 2007) through September 30, 2016.   We have had net losses in each quarter since our inception. We expect that we will continue to incur net losses for the foreseeable future. We may incur significant losses in the future for several reasons, including the other risks described in this report, and we may encounter unforeseen expenses, difficulties, complications, delays and other unknown events. Accordingly, we may not be able to achieve or maintain profitability. Our management is developing plans to alleviate the negative trends and conditions described above and there is no guarantee that such plans will be successfully implemented.   There is no assurance that even if we successfully implement our business plan, that we will be able to curtail our losses. If we incur additional significant operating losses, our stock price may decline, perhaps significantly.

The development of our business in the near future is contingent upon the implementation of orders from UPS and other key customers for the purchase of E-GENs and if the Company is unable to perform under these orders, its business will be significantly impacted in a negative manner.

On June 4, 2014, the Company entered into a Vehicle Purchase Agreement with United Parcel Service Inc. (“UPS”) pursuant to which the relationship by which the Company would sell vehicles to UPS was outlined. To date, we have received orders to purchase 343  E-GENs from UPS. We have entered into various purchase orders with UPS relating to the delivery of the vehicles ordered. Currently, the schedule agreed to with UPS requires that we deliver regular monthly deliveries of vehicles per month. However, these deadlines are expected to evolve as the UPS operations personnel from the seven states are involved in the scheduling. There is no guarantee that the Company will be able to perform under these orders and if it does perform, that UPS will purchase additional vehicles from the Company. Further, if the Company is not able to raise the required capital to purchase required parts and pay certain vendors, the Company may not be able to comply with UPS’s deadlines. Accordingly, despite the receipt of the orders from UPS, there is no guarantee, due to the Company’s financial constraints and status as a development stage corporation, that the Company will be able to deliver such vehicles or that it will receive additional orders whether from UPS or other potential customers.

If we are unable to perform under our orders with UPS, the Company business will be significantly impacted in a negative manner.

We have yet to achieve positive cash flow and, given our projected funding needs, our ability to generate positive cash flow is uncertain.

We have had negative cash flow from operating activities of $13.3 million and $4.2 million for the nine months ended September 30, 2016 and 2015. We anticipate that we will continue to have negative cash flow from operating and investing activities for the foreseeable future as we expect to incur increased research and development, sales and marketing, and general and administrative expenses and make significant capital expenditures in our efforts to increase sales and commence operations at our Union City facility. Our business also will at times require significant amounts of working capital to support our growth, particularly as we acquire inventory to support our anticipated increase in production. An inability to generate positive cash flow for the foreseeable future may adversely affect our ability to raise needed capital for our business on reasonable terms, diminish supplier or customer willingness to enter into transactions with us, and have other adverse effects that may decrease our long-term viability. There can be no assurance we will achieve positive cash flow in the foreseeable future.

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

Our growth-oriented business plan to design, produce, sell and service commercial electric vehicles through our Union City facility will require continued capital investment. Our research and development activities will require continued investment. For the year ended December 31, 2015, our independent registered public accounting firm issued a report on our 2015 financial statements that contains an explanatory paragraph stating that the lack of sales, negative working capital and stockholders’ deficit, raise substantial doubt about our ability to continue as a going concern. Considering the financing recently closed in November 2015 in order to implement our operations through December 31, 2016 we will need to raise approximately $6 million. This capital will be necessary to fund our ongoing operations, continue research, development and design efforts, open our sales, service and assembly facilities, improve infrastructure and introduce new or improve existing vehicle models. We cannot be certain that additional financing will be available to us on favorable terms when required, or at all, particularly given that we do not now have a committed credit facility with any government or financial institution. If we cannot obtain additional financing when we need it and on terms acceptable to us, our business, prospects, financial condition, operating results and ability to continue as a going concern could be adversely affected.

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

Failure to successfully integrate the Workhorse® brand, logo, intellectual property, patents and assembly plant in Union City, Indiana into our operations could adversely affect our business and results of operations.

As part of our strategy to become an OEM, in March 2013, we acquired Workhorse and the Workhorse Assets including the Workhorse® brand, logo, intellectual property, patents and assembly plant in Union City, Indiana. The Workhorse acquisition may expose us to operational challenges and risks, including the diversion of management’s attention from our existing business, the failure to retain key Workhorse dealers and our ability to commence operations at the plant in Union City, Indiana. Our ability to sustain our growth and maintain our competitive position may be affected by our ability to successfully integrate the Workhorse Assets.

Our business, prospects, financial condition and operating results will be adversely affected if we cannot reduce and adequately control the costs and expenses associated with operating our business, including our material and production costs.

We incur significant costs and expenses related to procuring the materials, components and services required to develop and produce our electric vehicles. We have secured supply agreements for our critical components including our batteries. However, these are dependent on volume to ensure that they are available at a competitive price. Thus, our current cost projections are considerably higher than the projected revenue stream that such vehicles will produce. As a result, we are continually working on initiatives to reduce our cost structure so that we may effectively compete. If we do not properly manage our costs and expenses our net losses will continue which will negatively impact our stock price.

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

Companies currently competing in the fleet logistics market offering alternative fuel medium-duty trucks include Ford Motor Company and Freightliner. Ford and Freightliner are currently selling alternative fuel fleet vehicles including hybrids. In the electric medium duty truck market in the United States, we compete with a few other manufacturers, including Electric Vehicles International and Smith Electric Vehicles. Ford and Freightliner have more significant financial resources, established market positions, long-standing relationships with customers and dealers, and who have more significant name recognition, technical, marketing, sales, financial and other resources than we do. Although we believe that HorseFly™, our unmanned aerial system (UAS), is unique in the marketplace in that it currently does not have any competitors when it comes to a UAS that works in combination with a truck, there are better financed competitors in this emerging industry, including Google and Amazon. While we are seeking to partner with existing delivery companies to improve their efficiencies in the last mile of delivery, our competitors are seeking to redefine the delivery model using drones from a central location requiring extended flight patterns. Our competitors’ new aerial delivery model would essentially eliminate traditional package delivery companies. Our model is focused on coupling our delivery drone with delivery trucks supplementing the existing model and providing shorter term flight patterns. Google and Amazon have more significant financial resources, established market positions, long-standing relationships with customers, more significant name recognition and a larger scope of resources including technical, marketing and sales than we do. The resources available to our competitors to develop new products and introduce them into the marketplace exceed the resources currently available to us. As a result, our competitors may be able to compete more aggressively and sustain that competition over a longer period that we can. This intense competitive environment may require us to make changes in our products, pricing, licensing, services, distribution, or marketing to develop a market position. Each of these competitors has the potential to capture market share in our target markets which could have an adverse effect on our position in our industry and on our business and operating results.

If we are unable to keep up with advances in electric vehicle technology, we may suffer a decline in our competitive position.

There are companies in the electric vehicle industry that have developed or are developing vehicles and technologies that compete or will compete with our vehicles. We cannot assure that our competitors will not be able to duplicate our technology or provide products and services similar to ours more efficiently. If for any reason we are unable to keep pace with changes in electric vehicle technology, particularly battery technology, our competitive position may be adversely affected. We plan to upgrade or adapt our vehicles and introduce new models to continue to provide electric vehicles that incorporate the latest technology. However, there is no assurance that our research and development efforts will keep pace with those of our competitors.

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

We currently have a limited number of customers, with whom we do not have long-term agreements, and expect that a significant portion of our future sales will be from a limited number of customers and the loss of any of these high-volume customers could materially harm our business.

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

Our current products are designed for use with, and are dependent upon, existing electric vehicle technology. As technologies change, we plan to upgrade or adapt our products to continue to provide products with the latest technology. However, our products may become obsolete or our research and development efforts may not be sufficient to adapt to changes in or to create the necessary technology. Thus, our potential inability to adapt and develop the necessary technology may harm our competitive position.

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

Dealers are often hesitant to provide their own financing to contribute to our product distribution network. Thus, we anticipate that we may have to provide financing or other consignment sale arrangements for dealers. A capital investment such as this presents many risks, foremost among them being that we may not realize a significant return on our investment if the network is not profitable. Our inability to collect receivables from dealers could cause us to suffer losses. Lastly, the amount of time that our management will need to devote to this project may divert them from performing other functions necessary to assure the success of our business.

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

As directed by Section 404 of the Sarbanes-Oxley Act of 2002 ("SOX 404"), the Securities and Exchange Commission adopted rules requiring smaller reporting companies, such as our company, to include a report of management on the company's internal controls over financial reporting in their annual reports for fiscal years ending on or after December 15, 2007. We were required to include the management report in annual reports starting with the year ending December 31, 2009. Previous SEC rules required a non-accelerated filer to include an attestation report in its annual report for years ending on or after June 15, 2010. Section 989G of the Dodd-Frank Act added SOX Section 404(c) to exempt from the attestation requirement smaller issuers that are neither accelerated filers nor large accelerated filers under Rule 12b-2. Under Rule 12b-2, subject to periodic and annual reporting criteria, an “accelerated filer” is an issuer with market value of $75 million, but less than $700 million; a “large accelerated filer” is an issuer with market value of $700 million or greater. As a result, the exemption effectively applies to companies with less than $75 million in market capitalization. We expect that this exemption will not apply to us during the year ended December 31, 2017.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the nine months ended September 30, 2016, warrant holders exercised stock purchase warrants to receive an aggregate of 4.2 million shares of common stock in consideration of an aggregate of $10.2 in cash consideration.

On September 15, 2016, Harry DeMott was appointed as a director of the Company. Mr. DeMott entered into a letter agreement with the Company pursuant to which he was appointed as a director of the Company in consideration of an annual fee of $40,000.  Additionally, the Company granted Mr. DeMott an option to purchase 50,000 shares of the Company’s common stock at $8.20 per share.  The option will expire five (5) years from the vesting period with 10,000 options vesting upon the signing of the agreement and 4,000 every June 30 and December 31 thereafter for a total of 50,000 shares.

The Company claims an exemption from the registration requirements of the Securities Act of 1933 (the “Securities Act”) for the issuance of the above securities pursuant to Section 4(a)(2) of the Securities Act and/or Rule 506 of Regulation D promulgated under the Securities Act.

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

On August 1, 2016, Duane Hughes was appointed as President of the company. Martin Rucidlo, the former President, accepted the position of Vice President of Manufacturing. Mr. Hughes is a senior-level executive with more than 25 years of experience in the automotive, technology and advertising segments. Prior to joining Workhorse, he served as Chief Operating Officer for Cumulus Interactive Technologies Group. Prior to joining Cumulus Interactive Technologies Group, Mr. Hughes spent nearly fifteen years in senior management positions with Gannett Co., Inc., including his duties as Vice President of Sales and Operations for Gannett Media Technologies International.

On September 15, 2016, Harry DeMott was appointed by the Company to serve as a director of the Company and as a member of the Company's Nominating and Corporate Governance Committee and Compensation Committee. James Taylor resigned as a director of the Company and as a member of the Committees on September 14, 2016.

On October 31, 2016, the Company purchased its existing facility as well as adjoining space in Loveland, Ohio.  With the additional space, the Company intends to expand its battery pack factory facilities currently in place at the existing facility.

On November 7, 2016, the Company commenced development of an electric pickup work truck with range extender for fleet usage.

The Company intends to offer holders of warrants registrations rights with respect to the shares underlying the warrants if such holder agrees to immediately exercise a minimum of one-third of the warrants they hold pursuant to the terms of such warrants (including exercise price). The Company expects this offer to warrant holders to commence in the near term and to last for a short period. Upon the termination of the offer period, and no later than 20 days after the termination of such offer period, the Company will file a registration statement registering for resale all shares of common stock underlying warrants held by the holders that exercised at least one-third of their warrants (including those not exercised during the offer period).

ITEM 6. EXHIBITS

Exhibit No.	Description
3.1	Certificate of Designation for Series A Preferred Stock (1)
3.2	Certificate of Change (2)
3.3	Certificate of Correction (2)
3.4	Articles of Merger (3)
3.5	Certificate of Correction (Articles of Merger) (3)
3.6	Certificate of Amendment to the Certificate of Incorporation (4)
3.7	Certificate of Incorporation (5)
3.8	Articles of Merger between AMP Holding Inc. Workhorse Group Inc. (16)
3.9	Certificate of Change filed December 9, 2015 (20)
4.1	Stock Option to acquire 500,000 shares of common stock issued to James Taylor dated May 25, 2011 (6)
4.2	Common Stock Purchase Warrant to acquire 500,000 shares of common stock issued to James Taylor dated May 25, 2011 (6)
4.3	Stock Option to acquire 500,000 shares of common stock issued to Stephen Burns dated May 25, 2011 (6)
4.4	Common Stock Purchase Warrant to acquire 500,000 shares of common stock issued to Stephen Burns dated May 25, 2011 (6)
4.5	Conversion Letter Agreement by and between Stephen Burns and AMP Holding Inc. (7)
4.6	Form of Warrant by and between AMP Holding Inc. and the January 2013 Accredited Investor (8)

Exhibit No.	Description
4.7	Common Stock Purchase Warrant issued to Stephen Baksa (9)
4.8	2014 Incentive Stock Plan (11)
4.9	Form of Common Stock Purchase issued to Joseph T. Lukens (14)
4.10	Form of Common Stock Purchase Warrant issued to the December 2014 Investors (14)
4.11	Stock Option Agreement issued to James Taylor dated February 13, 2015 (14)
4.12	Form of Subscription Agreement by and between Workhorse Group Inc. and the 2015 Accredited Investors (17)
4.13	Form of Securities Purchase Agreement entered between Workhorse Group Inc. and the November 2015 Investors (18)
4.14	Form of 6% Convertible Promissory Note issued to the November 2015 Investors (18)
4.15	Form of Stock Purchase Warrant issued to the November 2015 Investors (18)
4.16	Form of Securities Purchase Agreement entered between Workhorse Group Inc. and the Convertible Note Investor(19)
4.17	Form of 6% Convertible Promissory Note issued to the Investors (19)
4.18	Form of Stock Purchase Warrant issued to the Investors (19)
4.19	Stock Option Agreement by and between Workhorse Group Inc. and Gerald Budde dated December 17, 2015 (21)
4.20	Stock Option Agreement by and between Workhorse Group Inc. and H. Benjamin Samuels dated December 17, 2015 (21)
4.21	Stock Option Agreement by and between Workhorse Group Inc. and Harry DeMott dated September 16, 2016 (24)
4.22	2016 Stock Incentive Plan
10.1	Share Exchange Agreement dated as of December 28, 2009 by and among Advanced Mechanical Products, Inc., the shareholders of Advanced Mechanical Products, Inc. and Title Starts Online, Inc. (1)
10.2	Employment Agreement by and between AMP Holding Inc. and Stephen S. Burns dated December 8, 2010 (12)
10.3	Letter Agreement by and between AMP Holding Inc. and Martin J. Rucidlo dated August 24, 2012 (13)
10.4	Asset Purchase Agreement by and between Workhorse Custom Chassis, LLC, as Seller, and AMP Trucks Inc., as Buyer dated as of March 4, 2013 (10)
10.5	Amendment No. 1 to the Asset Purchase Agreement by and between Workhorse Custom Chassis, LLC, as Seller, and AMP Trucks Inc., as Buyer dated as of March 13, 2013 (10)
10.6	Employment Agreement between AMP Holding Inc. and Julio C. Rodriguez dated August 15, 2013 (14)

Exhibit No.	Description
10.7	Director Agreement by and between AMP Holding Inc. and Raymond Chess dated October 24, 2013 (15)
10.8	Director Agreement by and between Workhorse Group Inc. and Gerald Budde dated December 17, 2015 (21)
10.9	Director Agreement by and between Workhorse Group Inc. and Benjamin Samuels dated December 17, 2015 (21)
10.10	Director Agreement by and between Workhorse Group Inc. and Harry DeMott dated September 15, 2016 (24)
21.1	List of Subsidiaries
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Nominating and Corporate Governance Committee Charter adopted by the Board of Directors of Workhorse Group Inc. on December 17, 2015(21)
99.2	Compensation Committee Charter adopted by the Board of Directors of Workhorse Group Inc. on December 17, 2015 (21)
99.3	Audit Committee Charter adopted by the Board of Directors of Workhorse Group Inc. on December 17, 2015 (21)
99.4	Investor Presentation provided by Workhorse Group Inc. (22)
99.5	Presentation - Medium Duty Parcel Delivery Truck (23)
EX-101.INS	XBRL INSTANCE DOCUMENT
EX-101.SCH	XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT
EX-101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE
EX-101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE
EX-101.LAB	XBRL TAXONOMY EXTENSION LABELS LINKBASE
EX-101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

(1)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on January 4, 2010.
(2)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on May 25, 2010.
(3)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on May 25, 2010.
(4)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on September 10, 2010.
(5)	Incorporated by referenced to the Form SB-2 Registration Statement filed with the Securities and Exchange Commission on February 4, 2008.
(6)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on June 1, 2011.
(7)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on July 11, 2012.
(8)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on February 5, 2013.
(9)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on February 28, 2013.
(10)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on March 13, 2013.
(11)	Incorporated by reference to the Form S-8 Current Report filed with the Securities and Exchange Commission on January 17, 2014.
(12)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on December 13, 2010.
(13)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on August 30, 2012.
(14)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on August 16, 2013.
(15)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on October 30, 2013.
(16)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on April 16, 2015.
(17)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on September 10, 2015.
(18)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on November 12, 2015.
(19)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on November 12, 2015.
(20)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on December 10, 2015.
(21)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on December 21, 2015.
(22)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on March 30, 2016.
(23)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on July 8, 2016.
(24)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on September 9, 2016.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

WORKHORSE GROUP INC.

Dated: November 14, 2016	By:	/s/ Stephen S. Burns
Name: Stephen S. Burns
Title: Chief Executive Officer (Principal Executive Officer)

Dated: November 14, 2016	By:	/s/ Julio C. Rodriguez
Name: Julio C. Rodriguez
Title: Chief Financial Officer
(Principal Financial and Accounting Officer)