Form 10-K
period 2016-12-31
Workhorse Group Inc.
filed 2017-03-14
CIK 1425287

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT

Commission file number: 000-53704

WORKHORSE GROUP INC.

(Name of registrant as specified in its charter)

Nevada	26-1394771
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

100 Commerce Drive
Loveland, Ohio 45140	513-360-4704
(Address of principal executive offices)	(Registrant’s telephone number)

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE EXCHANGE ACT:

Title of each Class:	Name of Each Exchange
Common Stock, $0.001 par value per share	The NASDAQ Stock Market LLC

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE EXCHANGE ACT:

None.

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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No  ☒

As of June 30, 2016, the last business day of the Registrant’s most recently completed second fiscal quarter, the market value of our common stock held by non-affiliates was $111,346,964.

The number of shares of the Registrant’s common stock, $0.001 par value per share, outstanding as of March 14, 2017, was 35,956,697.

Forward-Looking Statements

The discussions in this Annual Report contain forward-looking statements reflecting our current expectations that involve risks and uncertainties. When used in this Report, the words “anticipate”, expect”, “plan”, “believe”, “seek”, “estimate” and similar expressions are intended to identify forward-looking statements. These are statements that relate to future periods and include, but are not limited to, statements about the features, benefits and performance of our products, our ability to introduce new product offerings and increase revenue from existing products, expected expenses including those related to selling and marketing, product development and general and administrative, our beliefs regarding the health and growth of the market for our products, anticipated increase in our customer base, expansion of our products functionalities, expected revenue levels and sources of revenue, expected impact, if any, of legal proceedings, the adequacy of liquidity and capital resource, and expected growth in business. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include, but are not limited to, market acceptance for our products, our ability to attract and retain customers for existing and new products, our ability to control our expenses, our ability to recruit and retain employees, legislation and government regulation, shifts in technology, global and local business conditions, our ability to effectively maintain and update our product and service portfolio, the strength of competitive offerings, the prices being charged by those competitors and the risks discussed elsewhere herein and our ability to raise capital under acceptable terms. These forward-looking statements speak only as of the date hereof. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

All references in this Form 10-K that refer to the “Company”, “WORKHORSE GROUP”, “Workhorse”, “we,” “us” or “our” are to WORKHORSE GROUP INC. and unless otherwise differentiated, its wholly-owned subsidiaries, Workhorse Technologies Inc., Workhorse Motor Works Inc and Workhorse Properties Inc.

PART I

ITEM 1. BUSINESS

Overview

We are a technology company focused on providing sustainable and cost-effective solutions to the commercial transportation sector. As an American manufacturer we design and build high performance battery-electric electric vehicles and aircraft that make movement of people and goods more efficient and less harmful to the environment. As part of our solution, we also develop cloud-based, real-time telematics performance monitoring systems that enable fleet operators to optimize energy and route efficiency. Although we operate as a single unit through our subsidiaries, we approach our development through two divisions, Automotive and Aviation.

Automotive

Medium-Duty Delivery Vehicles

Medium-duty electric delivery vans are currently in production and are in use by our customers on U.S. roads. Our delivery customers include companies such as UPS, FedEx Express and Alpha Baking. Data from our in-house developed telematics system demonstrates our vehicles on the road are averaging approximately a 500% increase in fuel economy as compared to conventional gasoline-based trucks of the same size and duty cycle.

In addition to improved fuel economy, we are anticipating that the performance of our vehicles on-route will reduce long-term vehicle maintenance expense by approximately 50% as compared to fossil-fueled trucks.

We estimate that our E-GEN Range-Extended Electric delivery vans will save over $150,000 in fuel and maintenance savings over the 20-year life of the vehicle. Due to the positive return-on-investment we are able to command a premium price for our vehicles from major fleet buyers. Fleet buyers are able to achieve a four-year or better return-on-investment (without government incentives), which justifies the higher acquisition cost of our vehicles.

We believe that we are the only medium-duty battery-electric OEM in the U.S. Our goal is to continue to increase sales and production to a point that will allow us to achieve gross margin profitability of the delivery van platform.

Our battery-electric delivery vans provide customers with additional benefits, including:

●	Low Total Cost-of-Ownership
●	Gaining a competitive edge to increase market share
●	Improving profitability created by
o	Lower maintenance costs
o	Reduced fuel expenses
●	Increasing the number of deliveries per day through more efficient delivery methods
●	Strengthening sustainability programs
●	Improving safety and driver experience

In March of 2013, we purchased the former Workhorse Custom Chassis assembly plant in Union City, Indiana from Navistar International (NAV: NYSE). With this acquisition, we acquired the capability to be an Original Equipment Manufacturer (OEM) of Class 3-6 commercial-grade, medium-duty truck chassis, to be marketed under the Workhorse® brand.

The Workhorse Custom Chassis acquisition includes other important assets including the Workhorse brand and logo, intellectual property, schematics, logistical support from Up-Time Parts (a Navistar subsidiary) and access to a network of 400-plus sales and service outlets across North America. We believe the combination of our assembly capability, coupled with our battery-electric product development expertise gives Workhorse a unique opportunity to manufacture at scale in the U.S.

W-15 Pickup Truck

The success of our value selling equation to fleet buyers of medium-duty vehicles encouraged us to bring this same philosophy to the much higher volume segment of light-duty trucks. Our first product offering in the light-duty truck environment is our W-15 Range-Extended Electric Pickup Truck, which is presently under development.

To date, we have received letters of intent for 2,150 W-15 pickup trucks from fleets. We plan on unveiling a working concept version of the W-15 at the Advanced Clean Transportation conference in Long Beach, CA on May 1, 2017.

To capture further efficiencies and economies-of-scale we are designing our light-duty vehicles to take advantage of our existing supply chain repurposing the use of the critical components such as Panasonic Li-ion cells, the BMW engines as our range extender, our in-house developed vehicle control system software and our Metron Telematics performance monitoring system. In addition, we are also using composite carbon fiber body panels on the W-15 which dramatically reduce our tooling costs, reduce vehicle weight and are completely rustproof.

To realize further efficiencies, we intend to assemble the W-15 at our existing 250,000 square foot facility in Union City, Indiana. This plant has the capability to produce 60,000 vehicles per year. The battery packs will be built in our Loveland, Ohio battery pack plant which also serves as our corporate headquarters.

Post Office Replenishment Program

Workhorse, with our partner VT Hackney, is one of five awardees that the United States Postal Service selected to build prototype vehicles for USPS Next Generation Delivery Vehicle project. The Post Office has stated that the number of vehicles to be replaced in the project is approximately 180,000. We are on track to deliver our prototypes to the USPS by the September 2017 deadline. The Post Office has stated that they intend to test the prototypes for six months and select a winning bid(s) following the testing process. We have designed our Post Office truck such that it can be built on the same line as the W-15 in Union City, Indiana.

Aviation

Delivery Drones

Our HorseFly Delivery Drone is a custom designed, purpose-built drone that is fully integrated in our electric trucks. We have a patent pending on this architecture and we believe we are the only company in the world with a working drone/truck system. The HorseFly delivery drone and truck system is designed to work within the FAA Rule 107 that permits the use of commercial drones in U.S. airspace under certain conditions.

UPS conducted a successful real world test with us in February 2017 and it received worldwide news coverage. The knowledge we have gained in building electric delivery trucks for last-mile delivery has led us to believe that a drone/truck delivery system can have significant cost savings in the parcel delivery ecosphere.

As stated in UPS’s press release issued on February 21, 2017, a reduction of just one mile per driver per day over one year can save UPS up to $50 million. Rural delivery routes are the most expensive to serve due to the time and vehicle expenses required to complete each delivery. In this test, the drone made one delivery while the driver continued down the road to make another. This is a possible role UPS envisions for drones in the future.

Manned Multicopter

We are leveraging our knowledge of high-voltage battery packs, electric motor controls and range extending generators to design a multi-copter that can carry a pilot and passenger.  Several companies are now developing similar aircraft; however, we believe that our range-extended truck experience combined with our technical aviation development experience will give us competitive advantages and speed-to-market with such an aircraft.

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

Locations and Facilities

Our company headquarters and R & D facility is located at 100 Commerce Drive, Loveland, Ohio, a Cincinnati suburb. We occupy a 45,500 sq. ft. facility that allows for the manufacture of 1,000 electric power train kits per year. Power trains will be delivered to the Workhorse facility in Indiana or shipped to our dealer network for onsite installation in conversion vehicles. On October 28, 2016 the Company purchased its operating facilities in Loveland, Ohio. The total purchase price was $2.5 million with $1.7 million financed with a financial institution. The note carries an interest rate of 6.5% accruing monthly with a maturity date of January 1, 2027.

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

Employees

We currently have 60 full-time and 15 part-time employees located in Loveland, Ohio and 19 full-time employees located in Union City, Indiana. We also contract for hire with approximately four outside consultants and contractors.

ITEM 1A. RISK FACTORS

Our results of operations have not resulted in profitability and we may not be able to achieve profitability going forward.

We have incurred net losses amounting to $63.1 million for the period from inception (February 20, 2007) through December 31, 2016.  We have had net losses in each quarter since our inception. We expect that we will continue to incur net losses for the foreseeable future. We may incur significant losses in the future for a number of reasons, including the other risks described in this report, and we may encounter unforeseen expenses, difficulties, complications, delays and other unknown events. Accordingly, we may not be able to achieve or maintain profitability. Our management is developing plans to alleviate the negative trends and conditions described above and there is no guarantee that such plans will be successfully implemented.  Our business plan has changed from concentrating on the electric passenger vehicle market to the electric medium duty trucks, and has been further focused on providing sustainable and cost-effective solutions to the commercial transportation sector, but is still unproven. There is no assurance that even if we successfully implement our business plan, that we will be able to curtail our losses. If we incur additional significant operating losses, our stock price may decline, perhaps significantly.

We have yet to achieve positive cash flow and, given our projected funding needs, our ability to generate positive cash flow is uncertain.

We have had negative cash flow from operating activities of $19.1 million and $8.2 million for the year ended December 31, 2016 and 2015 respectively. We anticipate that we will continue to have negative cash flow from operating and investing activities for the foreseeable future as we expect to incur increased research and development, sales and marketing, and general and administrative expenses and make significant capital expenditures in our efforts to increase sales and commence operations at our Union City facility. Our business also will at times require significant amounts of working capital to support our growth, particularly as we acquire inventory to support our anticipated increase in production. An inability to generate positive cash flow for the foreseeable future may adversely affect our ability to raise needed capital for our business on reasonable terms, diminish supplier or customer willingness to enter into transactions with us, and have other adverse effects that may decrease our long-term viability. There can be no assurance we will achieve positive cash flow in the foreseeable future.

We need access to additional financing in 2017 and beyond, which may not be available to us on acceptable terms or at all. If we cannot access additional financing when we need it and on acceptable terms, our business may fail.

Our business plan to design, produce, sell and service commercial electric vehicles through our Union City facility will require substantial continued capital investment. Our research and development activities will also require substantial continued investment. For the year ended December 31, 2016, our independent registered public accounting firm issued a report on our 2016 financial statements that contained an explanatory paragraph stating that the lack of sales, negative working capital and stockholders’ deficit, raise substantial doubt about our ability to continue as a going concern. For example, our existing capital resources, will be insufficient to fund our operations beyond the end of the fourth quarter of 2017. Accordingly, we will need additional financing. We will also need additional financing beyond 2017. If we are not able to obtain additional financing and/or substantially increase revenue from sales, we will be unable to continue as a going concern. As a result, we may have to liquidate our assets and may receive less than the value at which those assets are carried on our consolidated financial statements, and investors will likely lose a substantial part or all of their investment. We cannot be certain that additional financing will be available to us on favorable terms when required, or at all, particularly given that we do not now have a committed credit facility with any government or financial institution. Further, if there remains doubt about our ability to continue as a going concern, investors or other financing sources may be unwilling to provide additional funding on acceptable terms or at all. If we cannot obtain additional financing when we need it and on terms acceptable to us, we will not be able to continue as a going concern.

The development of our business in the near future is contingent upon the implementation of orders from UPS and other key customers for the purchase of E-GENs and if we are unable to perform under these orders, our business may fail.

On June 4, 2014, the Company entered into a Vehicle Purchase Agreement with United Parcel Service Inc. (“UPS”) which outlined the relationship by which the Company would sell vehicles to UPS. To date, we have received orders to purchase 343 E-GENs from UPS. We have entered into various purchase orders with UPS relating to the delivery of the vehicles ordered. Currently, the schedule agreed to with UPS requires that we deliver specified numbers of vehicles per month. However, these deadlines are expected to evolve as the individual UPS operations personnel from the seven states are involved in the scheduling. There is no guarantee that the Company will be able to perform under these orders and if it does perform, that UPS will purchase additional vehicles from the Company. Also, there is no assurance that UPS will not terminate its agreement with the Company pursuant to the termination provisions therein. Further, if the Company is not able to raise the required capital to purchase required parts and pay certain vendors, the Company may not be able to comply with UPS’s deadlines. Accordingly, despite the receipt of the orders from UPS, there is no assurance, due to the Company’s financial constraints and status as a development stage company, that the Company will be able to deliver such vehicles or that it will receive additional orders whether from UPS or other potential customers.

If we are unable to perform under our orders with UPS, the Company business will be significantly negatively impacted.

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

We offer no financing on our vehicles. As such, our business is dependent on cash sales, which may adversely affect our growth prospects.

While most of our current customers are well-established companies with significant purchasing power, many of our potential smaller and medium-sized customers may need to rely on credit or leasing arrangements to gain access to our vehicles. Unlike some of our competitors who provide credit or leasing services for the purchase of their vehicles, we do not provide, and currently do not have commercial arrangements with a third party that provides, such financial services. We believe the current limited availability of credit or leasing solutions for our vehicles could adversely affect our revenues and market share in the commercial electric vehicle market.

Our business, prospects, financial condition and operating results will be adversely affected if we cannot reduce and adequately control the costs and expenses associated with operating our business, including our material and production costs.

We incur significant costs and expenses related to procuring the materials, components and services required to develop and produce our electric vehicles. We have secured supply agreements for our critical components including our batteries. However, these are dependent on volume to ensure that they are available at a competitive price. Thus, our current cost projections are considerably higher than the projected revenue stream that such vehicles will produce. As a result, we currently lose money on each vehicle we sell and are continually working on initiatives to reduce our cost structure so that we may effectively compete. If we do not reduce our costs and expenses, our net losses will continue which will negatively impact our business and stock price.

Increases in costs, disruption of supply or shortage of lithium-ion cells could harm our business.

We may experience increases in the cost or a sustained interruption in the supply or shortage of lithium-ion cells. Any such increase, supply interruption or shortage could materially and negatively impact our business, prospects, financial condition and operating results. The prices for these lithium-ion cells can fluctuate depending on market conditions and global demand for these materials and could adversely affect our business and operating results. We are exposed to multiple risks relating to lithium-ion cells including:

●	the inability or unwillingness of current battery manufacturers to build or operate battery cell manufacturing plants to supply the numbers of lithium-ion cells we may require going forward;
●	disruption in the supply of cells due to quality issues or recalls by battery cell manufacturers;
●	an increase in the cost of raw materials used in the cells; and
●	fluctuations in the value of the Japanese yen against the U.S. dollar in the event our purchasers of lithium-ion cells are denominated in Japanese yen.

Our business is dependent on the continued supply of battery cells for the battery packs used in our vehicles. While we believe several sources of the battery cells are available for such battery cells, we have fully qualified only Panasonic for the supply of the cells used in such battery packs and have very limited flexibility in changing cell suppliers. Any disruption in the supply of battery cells could disrupt production of our vehicles until such time as a different supplier is fully qualified. Furthermore, fluctuations or shortages in petroleum, tariff or trade issues and other economic or tax conditions may cause us to experience significant increases in freight charges. Substantial increases in the prices for the battery cells or prices charged to us, would increase our operating costs, and could reduce our margins if we cannot recoup the increased costs through increased vehicle prices. Any attempts to increase vehicle prices in response to increased costs in our battery cells could result in cancellations of vehicle orders and therefore materially and adversely affect our brand, image, business, prospects and operating results.

The demand for commercial electric vehicles depends, in part, on the continuation of current trends resulting from dependence on fossil fuels. Extended periods of low diesel or other petroleum-based fuel prices could adversely affect demand for our vehicles, which would adversely affect our business, prospects, financial condition and operating results.

We believe that much of the present and projected demand for commercial electric vehicles results from concerns about volatility in the cost of petroleum-based fuel, the dependency of the United States on oil from unstable or hostile countries, government regulations and economic incentives promoting fuel efficiency and alternative forms of energy, as well as the belief that climate change results in part from the burning of fossil fuels. If the cost of petroleum-based fuel decreased significantly, the outlook for the long-term supply of oil to the United States improved, the government eliminated or modified its regulations or economic incentives related to fuel efficiency and alternative forms of energy, or if there is a change in the perception that the burning of fossil fuels negatively impacts the environment, the demand for commercial electric vehicles could be reduced, and our business and revenue may be harmed.

Diesel and other petroleum-based fuel prices have been extremely volatile, and we believe this continuing volatility will persist. Lower diesel or other petroleum-based fuel prices over extended periods of time may lower the perception in government and the private sector that cheaper, more readily available energy alternatives should be developed and produced. If diesel or other petroleum-based fuel prices remain at deflated levels for extended periods of time, the demand for commercial electric vehicles may decrease, which would have an adverse effect on our business, prospects, financial condition and operating results.

Our future growth is dependent upon the willingness of operators of commercial vehicle fleets to adopt electric vehicles and on our ability to produce, sell and service vehicles that meet their needs. This often depends upon the cost for an operator adopting electric vehicle technology as compared to the cost of traditional internal combustion technology. When the price of oil is low, as it recently has been, it is difficult to convince commercial fleet operations to change to more expensive electric vehicles.

Our growth is dependent upon the adoption of electric vehicles by operators of commercial vehicle fleets and on our ability to produce, sell and service vehicles that meet their needs. The entry of commercial electric vehicles into the medium-duty commercial vehicle market is a relatively new development, particularly in the United States, and is characterized by rapidly changing technologies and evolving government regulation, industry standards and customer views of the merits of using electric vehicles in their businesses. This process has been slow as without including the impact of government or other subsidies and incentives, the purchase prices for our commercial electric vehicles currently is higher than the purchase prices for diesel-fueled vehicles. Our growth has also been negatively impacted by the relatively low price of oil over the last few years.

If the market for commercial electric vehicles does not develop as we expect or develops more slowly than we expect, our business, prospects, financial condition and operating results will be adversely affected.

As part of our sales efforts, we must educate fleet managers as to the economical savings we believe they will benefit from during the life of the vehicle. As such, we believe that operators of commercial vehicle fleets should consider a number of factors when deciding whether to purchase our commercial electric vehicles (or commercial electric vehicles generally) or vehicles powered by internal combustion engines, particularly diesel-fueled or natural gas-fueled vehicles. We believe these factors include:

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

Our sales strategy involves a comprehensive plan for the pilot and roll-out of our electric vehicles, as well as the ongoing replacement of existing commercial vehicles with our electric vehicles, that is tailored to the individual needs of our customers. If we are unable to develop and execute fleet integration strategies or fleet management support services that meet our customers’ unique circumstances with minimal disruption to their businesses, our customers may not realize the economic benefits they expect from our electric vehicles. If this were to occur, our customers may not order additional vehicles from us, which could adversely affect our business, prospects, financial condition and operating results.

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

If we are unable to scale our operations at our Union City facility in an expedited manner from our limited low volume production to high volume production, our business, prospects, financial condition and operating results will be adversely affected.

We are currently assembling our orders at our Union City facility which has been acceptable for our historical orders. To satisfy increased demand, we will need to quickly scale operations in our Union City facility as well as scale our supply chain including access to batteries. Such a substantial and rapid increase in operations will be extremely difficult and will strain our management capabilities. Our business, prospects, financial condition and operating results could be adversely affected if we experience disruptions in our supply chain, if we cannot obtain materials of sufficient quality at reasonable prices or if we are unable to scale our Union City facility.

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

We depend upon key personnel and need additional personnel. The loss of key personnel or the inability to attract additional personnel may adversely affect our business and results of operations.

Our success depends on the continuing services of Stephen Burns, CEO, and top management. On December 8, 2010, we entered into an employment agreement with Mr. Burns for a term of two years which automatically renews for one year periods unless either of the parties elects to not renew for such period. The loss of any of these individuals could have a material and adverse effect on our business operations. Additionally, the success of our operations will largely depend upon our ability to successfully attract and maintain competent and qualified key management personnel. As with any company with limited resources, there can be no guarantee that we will be able to attract such individuals or that the presence of such individuals will necessarily translate into profitability for our company. Our inability to attract and retain key personnel may materially and adversely affect our business operations. Any failure by our management to effectively anticipate, implement, and manage the changes required to sustain our growth would have a material adverse effect on our business, financial condition, and results of operations.

We face intense competition. Some of our competitors have substantially greater financial or other resources, longer operating histories and greater name recognition than we do and could use their greater resources and/or name recognition to gain market share at our expense or could make it very difficult for us to establish market share.

Companies currently competing in the fleet logistics market offering alternative fuel medium-duty trucks include Ford Motor Company and Freightliner. Ford and Freightliner are currently selling alternative fuel fleet vehicles including hybrids. In the electric medium duty truck market in the United States, we compete with a few other manufacturers, including Electric Vehicles International and Smith Electric Vehicles. Ford and Freightliner have substantially more financial resources, established market positions, long-standing relationships with customers and dealers, and who have more significant name recognition, technical, marketing, sales, financial and other resources than we do. Although we believe that HorseFly™, our unmanned aerial system (UAS), is unique in the marketplace in that it currently does not have any competitors when it comes to a UAS that works in combination with a truck, there are better financed competitors in this emerging industry, including Google and Amazon. While we are seeking to partner with existing delivery companies to improve their efficiencies in the last mile of delivery, our competitors are seeking to redefine the delivery model using drones from a central location requiring extended flight patterns. Our competitors’ new aerial delivery model would essentially eliminate traditional package delivery companies. Our model is focused on coupling our delivery drone with delivery trucks supplementing the existing model and providing shorter term flight patterns. Google and Amazon have more significant financial resources, established market positions, long-standing relationships with customers, more significant name recognition and a larger scope of resources including technical, marketing and sales than we do. The resources available to our competitors to develop new products and introduce them into the marketplace exceed the resources currently available to us. As a result, our competitors may be able to compete more aggressively and sustain that competition over a longer period that we can. This intense competitive environment may require us to make changes in our products, pricing, licensing, services, distribution, or marketing to develop a market position. Each of these competitors has the potential to capture significant market share in our target markets which could have an adverse effect on our position in our industry and on our business and operating results.

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

We currently have a limited number of customers, with whom we do not have long-term agreements, and expect that a significant portion of our future sales will be from a limited number of customers. The loss of any of these customers could materially harm our business.

A significant portion of our projected future revenue, if any, is expected to be generated from a limited number of vehicle customers. Additionally, much of our business model is focused on building relationships with a few large customers. Currently we have no contracts with customers that include long-term commitments or minimum volumes that ensure future sales of vehicles. As such, a customer may take actions that negatively affect us for reasons that we cannot anticipate or control, such as reasons related to the customer’s financial condition, changes in the customer’s business strategy or operations or as the result of the perceived performance or cost-effectiveness of our vehicles. The loss of or a reduction in sales or anticipated sales to our most significant customers would have a material adverse effect on our business, prospects, financial condition and operating results.

Changes in the market for electric vehicles could cause our products to become obsolete or lose popularity.

The modern electric vehicle industry is in its infancy and has experienced substantial change in the last few years. To date, demand for electric vehicles has been slower than forecasted by industry experts. As a result, growth in the electric vehicle industry depends on many factors outside our control, including, but not limited to:

●	continued development of product technology, especially batteries;
●	the environmental consciousness of customers;
●	the ability of electric vehicles to successfully compete with vehicles powered by internal combustion; engines
●	limitation of widespread electricity shortages; and
●	whether future regulation and legislation requiring increased use of non-polluting vehicles is enacted.

We cannot assume that growth in the electric vehicle industry will continue. Our business will suffer if the electric vehicle industry does not grow or grows more slowly than it has in recent years or if we are unable to maintain the pace of industry demands.

The results of the 2016 United States presidential and congressional elections may create regulatory uncertainty for the alternative energy sector and may materially harm our business, financial condition and operating results.

Donald Trump’s victory in the U.S. presidential election, as well as the Republican Party maintaining control of both the House of Representatives and Senate of the United States in the congressional election, may create regulatory uncertainty in the alternative energy sector. During the election campaign, President Trump made comments suggesting that he was not supportive of various clean energy programs and initiatives designed to curtail global warming. It remains unclear what specifically President Trump would or would not do with respect to these programs and initiatives, and what support he would have for any potential changes to such legislative programs and initiatives in the Unites States Congress, even if both the House of Representatives and Senate are controlled by the Republican Party. If President Trump and/or the United States Congress take action or publicly speak out about the need to eliminate or further reduce legislation, regulations and incentives supporting alternative energy, such actions may result in a decrease in demand for alternative energy in the United States and may materially harm our business, financial condition and operating results.

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

Certain regulations and programs that encourage sales of electric vehicles could be eliminated or applied in a way that adversely impacts sales of our commercial electric vehicles, either currently or at any time in the future. For example, the U.S. federal government and many state governments are experiencing political change and facing fiscal crises, which could result in the elimination of programs, subsidies and incentives that encourage the purchase of electric vehicles. If government subsidies and incentives to produce and purchase electric vehicles were no longer available to us or to our customers, or the amounts of such subsidies and incentives were reduced, our business and results of operations would be adversely affected.

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

We have secured supply agreements for our critical components including our batteries. However, the agreements are dependent on volume to ensure that they are available at a competitive price. Further, we rely on a small group of suppliers to provide us with components for our products. If these suppliers become unwilling or unable to provide components or if we are unable to meet certain volume requirements in our existing supply agreements, there are a limited number of alternative suppliers who could provide them and the price for them could be substantially higher. Changes in business conditions, wars, governmental changes, and other factors beyond our control or which we do not presently anticipate could negatively affect our ability to receive components from our suppliers. Further, it could be difficult to find replacement components if our current suppliers fail to provide the parts needed for these products. A failure by our major suppliers to provide these components could severely restrict our ability to manufacture our products and prevent us from fulfilling customer orders in a timely fashion.

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

Dealers are often hesitant to provide their own financing to contribute to our product distribution network. Thus, we anticipate that we may have to provide financing or other consignment sale arrangements for dealers. A capital investment such as this presents many risks, foremost among them being that we may not realize a significant return on our investment if the network is not profitable. Our inability to collect receivables from dealers could cause us to suffer losses. Additionally, the amount of time that our management will need to devote to this project may divert them from performing other functions necessary to assure the success of our business.

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

Our business may be adversely affected by union activities.

Although none of our employees are currently represented by a labor union, it is common throughout the automotive industry for many employees at automotive companies to belong to a union, which can result in higher employee costs and increased risk of work stoppages. Our employees may join or seek recognition to form a labor union, or we may be required to become a union signatory. Our production facility in Union City, Indiana was purchased from Navistar. Prior employees of Navistar were union members and our future work force at this facility may be inclined to vote in favor of forming a labor union. Furthermore, we are directly or indirectly dependent upon companies with unionized work forces, such as parts suppliers and trucking and freight companies, and work stoppages or strikes organized by such unions could have a material adverse impact on our business, financial condition or operating results. If a work stoppage occurs, it could delay the manufacture and sale of our trucks and have a material adverse effect on our business, prospects, operating results or financial condition. The mere fact that our labor force could be unionized may harm our reputation in the eyes of some investors and thereby negatively affect our stock price. Consequently, the unionization of our labor force could negatively impact our company’s health.

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

Our electric vehicles make use of lithium-ion battery cells, which, if not appropriately managed and controlled, have occasionally been observed to catch fire or vent smoke and flames. If such events occur in our electric vehicles, we could face liability for damage or injury, adverse publicity and a potential safety recall, any of which would adversely affect our business, prospects, financial condition and operating results.

The battery packs in our electric vehicles use lithium-ion cells, which have been used for years in laptop computers and cell phones. On occasion, if not appropriately managed and controlled, lithium-ion cells can rapidly release the energy they contain by venting smoke and flames in a manner that can ignite nearby materials. Highly publicized incidents of laptop computers and cell phones bursting into flames have focused consumer attention on the safety of these cells. These events also have raised questions about the suitability of these lithium-ion cells for automotive applications. There can be no assurance that a field failure of our battery packs will not occur, which would damage the vehicle or lead to personal injury or death and may subject us to lawsuits. Furthermore, there is some risk of electrocution if individuals who attempt to repair battery packs on our vehicles do not follow applicable maintenance and repair protocols. Any such damage or injury would likely lead to adverse publicity and potentially a safety recall. Any such adverse publicity could adversely affect our business, prospects, financial condition and operating results.

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

As directed by Section 404 of the Sarbanes-Oxley Act of 2002 (“SOX 404”), the Securities and Exchange Commission adopted rules requiring smaller reporting companies, such as our company, to include a report of management on the company’s internal controls over financial reporting in their annual reports for fiscal years ending on or after December 15, 2007. We were required to include the management report in annual reports starting with the year ending December 31, 2009. Previous SEC rules required a non-accelerated filer to include an attestation report in its annual report for years ending on or after June 15, 2010. Section 989G of the Dodd-Frank Act added SOX Section 404(c) to exempt from the attestation requirement smaller issuers that are neither accelerated filers nor large accelerated filers under Rule 12b-2. Under Rule 12b-2, subject to periodic and annual reporting criteria, an “accelerated filer” is an issuer with market value of $75 million, but less than $700 million; a “large accelerated filer” is an issuer with market value of $700 million or greater. As a result, the exemption effectively applies to companies with less than $75 million in market capitalization. We expect that this exemption will continue to not apply to us during the year ended December 31, 2017 and we will have to come into compliance with such rules. Attaining compliance with such rules will take substantial management and financial resources, and there will be no assurance that we will be able to do so.

Risks Related to Owning Our Common Stock

If we fail to continue to meet the listing standards of NASDAQ, our common stock may be delisted, which could have a material adverse effect on the liquidity of our common stock.

Our common stock is currently listed on the Nasdaq Capital Market. The NASDAQ Stock Market LLC has requirements that a company must meet in order to remain listed on NASDAQ. In particular, NASDAQ rules require us to maintain a minimum bid price of $1.00 per share of our common stock. If the closing bid price of our common stock were to fall below $1.00 per share for 30 consecutive trading days or we do not meet other listing requirements, we would fail to be in compliance with NASDAQ’s listing standards. There can be no assurance that we will continue to meet the minimum bid price requirement, or any other requirement in the future. If we fail to meet the minimum bid price requirement, The NASDAQ Stock Market LLC may initiate the delisting process with a notification letter. If we were to receive such a notification, we would be afforded a grace period of 180 calendar days to regain compliance with the minimum bid price requirement. In order to regain compliance, shares of our common stock would need to maintain a minimum closing bid price of at least $1.00 per share for a minimum of 10 consecutive trading days. In addition, we may be unable to meet other applicable NASDAQ listing requirements, including maintaining minimum levels of stockholders’ equity or market values of our common stock in which case, our common stock could be delisted. If our common stock were to be delisted, the liquidity of our common stock would be adversely affected and the market price of our common stock could decrease.

The trading of our shares of common has been relatively thin and there is no assurance that a liquid market for our shares of common stock will develop.

Our common stock has traded on the Nasdaq Capital Market, under the symbol “WKHS”, since January 2016. Since that date, our common stock has been relatively thinly traded. There can be no assurance that we will be able to successfully develop a liquid market for our common shares. The stock market in general, and early stage public companies in particular, has experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of such companies. If we are unable to develop a market for our common shares, you may not be able to sell your common shares at prices you consider to be fair or at times that are convenient for you, or at all.

Our stock price and trading volume may be volatile, which could result in substantial losses for our stockholders.

The equity trading markets may experience periods of volatility, which could result in highly variable and unpredictable pricing of equity securities. The market price of our common stock could change in ways that may or may not be related to our business, our industry or our operating performance and financial condition. In addition, the trading volume in our common stock has been low and may fluctuate and cause significant price variations to occur. We have experienced significant volatility in the price of our stock. In addition, the stock markets in general can experience considerable price and volume fluctuations.

We have not paid dividends in the past and have no immediate plans to pay dividends.

We plan to reinvest all of our earnings, to the extent we have earnings, in order to develop our products, deliver on our orders and cover operating costs and to otherwise become and remain competitive. We do not plan to pay any cash dividends with respect to our securities in the foreseeable future. We cannot assure you that we would, at any time, generate sufficient surplus cash that would be available for distribution to the holders of our common stock as a dividend. Therefore, you should not expect to receive cash dividends on our common stock.

Shares eligible for future sale may adversely affect the market for our common stock.

Of the 35,956,697 shares of our common stock outstanding as of the date hereof, approximately 22.7 million shares are held by “non-affiliates” and are freely tradable without restriction pursuant to Rule 144. In addition, our Registration Statement on Form S-3 for purposes of registering the resale of 1,033,717 shares of common stock and 1,833,193 shares of common stock issuable upon exercise of stock purchase warrants has been declared effective. Any substantial sale of our common stock pursuant to Rule 144 or pursuant to any resale prospectus may have a material adverse effect on the market price of our common stock.

Shareholders may experience future dilution as a result of future equity offerings.

In order to raise additional capital, we may in the future offer additional shares of our common stock or other securities convertible into or exchangeable for our common stock at prices that may not be the same as the price per share in our prior offerings. We may sell shares or other securities in any future offering at a price per share that is lower than the price per share paid by historical investors, which would result in those newly issued shares being dilutive. In addition, investors purchasing shares or other securities in the future could have rights superior to existing stockholders, which could impair the value of existing shareholders. The price per share at which we sell additional shares of our common stock, or securities convertible or exchangeable into common stock, in future transactions may be higher or lower than the price per share paid by our historical investors.

Our charter documents and Nevada law may inhibit a takeover that stockholders consider favorable.

Provisions of our certificate of incorporation and bylaws and applicable provisions of Nevada law may delay or discourage transactions involving an actual or potential change in control or change in our management, including transactions in which stockholders might otherwise receive a premium for their shares, or transactions that our stockholders might otherwise deem to be in their best interests. The provisions in our certificate of incorporation and bylaws:

●	limit who may call stockholder meetings;
●	do not provide for cumulative voting rights; and
●	provide that all vacancies may be filled by the affirmative vote of a majority of directors then in office, even if less than a quorum.

There are limitations on director/officer liability.

As permitted by Nevada law, our certificate of incorporation limits the liability of our directors for monetary damages for breach of a director’s fiduciary duty except for liability in certain instances. As a result of our charter provision and Nevada law, shareholders may have limited rights to recover against directors for breach of fiduciary duty. In addition, our certificate of incorporation provides that we shall indemnify our directors and officers to the fullest extent permitted by law.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our principal offices are located at 100 Commerce Drive, Loveland, Ohio 45247, which include 7,500 square feet in office space and 22,500 square feet in manufacturing/development space. We pay $11,951 monthly mortgage and our loan is for 25 years.

The following table sets forth the location, approximate size and primary use of our principal owned, leased and licensed facilities:

Location	Approximate Size (Building) in Square Feet	Primary Use	Owned, Leased or Licensed	Lease/ License Expiration Date (if applicable)
Loveland, Ohio	30,000	Administration, research and development and manufacturing	Owned	N/A

Union City, Indiana	270,000	Manufacturing	Owned	N/A

We believe our facilities are in good operating condition and that our facilities are adequate for all present and near term uses.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

On January 4, 2016 the Company was approved by Nasdaq Capital Market and our common stock is now quoted on Nasdaq under the symbol “WKHS”. Our common stock was previously quoted on the OTCQB under the symbol "TTSO" from July 14, 2009 through May 24, 2010 and then under the symbol “AMPD” from May 24, 2010 to April 16, 2015 when the Company was renamed Workhorse Group Inc. and uplisted to Nasdaq. The following table sets forth the range of high and low prices per share of our common stock for each period indicated.

Quarter Ended		2016	2015	2014
March 31	High	$10.73	$1.40	$1.70
	Low	$4.43	$1.09	$1.00
June 30	High	$11.41	$3.90	$1.40
	Low	$6.40	$1.90	$1.00
September 30	High	$9.34	$6.10	$3.35
	Low	$5.79	$1.75	$0.80
December 31	High	$8.52	$9.35	$2.30
	Low	$6.37	$3.40	$1.20

On December 9, 2015, the Company filed a Certificate of Change (the “Certificate”) with the State of Nevada to effect a reverse stock split of its outstanding and authorized shares of common stock at a ratio of 1 for 10 (the “Reverse Stock Split”). Fractional shares that resulted from the Reverse Stock Split were rounded up to the next highest number. The Certificate was approved by the Board of Directors of the Company. The effective date of the Reverse Stock Split was December 11, 2015. At the effective time, every 10 shares of common stock issued and outstanding were automatically combined into one share of issued and outstanding common stock, without any change in the par value. In addition, the authorized shares of common stock were reduced from 500,000,000 to 50,000,000. The above market prices reflect such Reverse Stock Split.

Holders of our Common Stock

As of March 14, 2017, there were approximately 209 stockholders of record of our common stock. This number does not include shares held by brokerage clearing houses, depositories or others in unregistered form. The stock transfer agent for our securities is Empire Stock Transfer, Inc., 1859 Whitney Mesa Drive, Henderson, Nevada 89014.

Dividends

The Company has never declared or paid any cash dividends on its common stock. The Company currently intends to retain future earnings, if any, to finance the expansion of its business. As a result, the Company does not anticipate paying any cash dividends in the foreseeable future.

Stock Performance Graph

This performance graph shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the Exchange Act), or incorporated by reference into any filing of Workhorse under the Securities Act of 1933, as amended, or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

The following graph shows a comparison from January 1, 2011 through December 31, 2016, of the cumulative total return for our common stock, the NASDAQ Composite Index, and a group of peer group companies similarly situated. Such returns are based on historical results and are not intended to suggest future performance. Data for The NASDAQ Composite Index and the peer group assumes an investment of $100 on January 1, 2011 and reinvestment of dividends. We have never declared or paid cash dividends on our capital stock nor do we anticipate paying any such cash dividends in the foreseeable future.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth the aggregate information of our equity compensation plans in effect as of December 31, 2016:

Plan	Number of securities to be issued upon exercise of outstanding options and rights	Weighted-average exercise price of outstanding options and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in first column)
Equity compensation plans approved by security holders – 2010
Stock Incentive Plan	158,200	$4.20	0
Equity compensation plans approved by security holders – 2011
Incentive Stock Plan	22,500	$7.00	0
Equity compensation plans or arrangements not approved by security holders - 2012
Incentive Stock Plan	2,175,357	$7.70	0
Equity compensation plans or arrangements not approved by security holders - 2013
Incentive Stock Plan	500,000	$2.81	0
Equity compensation plans or arrangements not approved by security holders - 2014
Incentive Stock Plan	3,700,000	$2.50	0
Equity compensation plans or arrangements not approved by security holders - 2016
Incentive Stock Plan	500,000	$6.37	462,971
Total	7,056,057	$6.37	462,971

Unregistered Sales of Equity Securities

On January 10, 2017, the Company entered into a Securities Purchase Agreement with Jospeh T. Lukens (“Lukens”) providing for the sale by the Company to Lukens of a 6% Convertible Debenture in the aggregate amount of $2,000,000 (the "Lukens Debenture") in consideration of $2,000,000. The financing closed on January 10, 2017. On January 27, 2017, the Company and Lukens entered into a Conversion Agreement pursuant to which Lukens agreed to convert his outstanding 6% Convertible Debenture in the principal amount of $2,000,000 plus interest into shares of common stock of the Company at the offering price of the Company’s public offering.

During the year ended December 31, 2016, warrant holders exercised stock purchase warrants to receive an aggregate of 5.3 million shares of common stock in consideration of an aggregate of $15.3 in cash consideration.

In November and December 2016, we entered into Warrant Exercise Agreements pursuant to which, each of the warrant holders agreed to exercise at least one-third of their Stock Purchase Warrants (the “Warrant Exercises”). In consideration of the warrant holders exercising the minimum required amount, we agreed to register for resale all shares of common stock issued in connection with the Warrant Exercise and the remaining shares of common stock that may be issued upon exercise of the Stock Purchase Warrants in the future. As a result of the Warrant Exercises, we received gross proceeds of $3,889,329 and issued 915,217 shares of common stock to the warrant holders (the “November Shares”). In addition, in September 2016, a warrant holder exercised 143,500 shares of common stock (the “September Shares” and collectively with the November Shares, the “Exercised Shares”) under a Stock Purchase Warrant for $5.28 per share for aggregate consideration of $757,680. We were required to register the Exercised Shares, less 25,000 Exercised Shares held by Gerald Budde, a director of our company, as well as 1,833,193 shares of common stock underlying the Stock Purchase Warrants. Maxim Group LLC (“Maxim”) acted as solicitation agent for the Warrant Exercises. The Company paid Maxim a cash fee equal to 6.0% of the Warrant Exercise proceeds, as well as fees and expenses of $10,000. In addition, we paid Maxim $140,000 as exclusive consideration of Maxim terminating its advisory agreement and the related right of first refusal for any future financing therein.

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

ITEM 6. SELECTED FINANCIAL DATA

YEARS ENDED DECEMBER 31,	2016	2015	2014
OPERATING SUMMARY
Sales	$6,414,800	$139,980	$177,500
Net loss	$(19,555,868)	$(9,426,853)	$(6,608,680)
Basic and diluted loss per share	$(0.78)	$(0.55)	$(0.49)
Shares used in per share calculation	25,201,261	17,293,394	13,602,884

FINANCIAL POSITION SUMMARY
Total assets	$10,239,793	$14,641,728	$4,951,989
Cash and cash equivalents	$469,570	$7,677,163	$442,257
Total current assets	$3,916,668	$10,905,369	$909,630
Total current liabilities	$4,334,390	$18,424,863	$3,267,235
Net working capital	$(417,722)	$(7,519,494)	$(2,357,605)
Stockholders’ equity (deficit)	$3,816,974	$(3,783,135)	$(809,387)
Common stock outstanding	27,578,864	18,204,923	14,994,498

CASH FLOW SUMMARY
Net cash used by operations	$(19,034,163)	$(8,220,232)	$(4,466,588)
Net cash used by investing activities	$(528,095)	$(65,226)	$(23,104)
Net cash provided by financing activities	$12,354,665	$15,520,363	$4,924,930
Net increase (decrease) in cash and equivalents	$(7,207,593)	$7,234,905	$435,238

Note: Share and per share data adjusted for reverse stock split

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our consolidated financial statements and the related notes that appear elsewhere in this Annual Report on Form 10-K

Overview and 2016 Highlights

We are a technology company focused on providing sustainable and cost-effective solutions to the commercial transportation sector. As an American manufacturer, we design and build high performance battery-electric electric vehicles and aircraft that make movement of people and goods more efficient and less harmful to the environment. As part of our solution, we also develop cloud-based, real-time telematics performance monitoring systems that enable fleet operators to optimize energy and route efficiency. Although we operate as a single unit through our subsidiaries, we approach our development through two divisions, Automotive and Aviation. Our core products, under development and/or in manufacture, are the medium duty step van, the light duty pickup, the delivery drone and the manned multicopter.

Medium-duty electric delivery vans are currently in production and are in use by our customers on U.S. roads. Our delivery customers include companies such as UPS, FedEx Express and Alpha Baking. The success of our value selling equation to fleet buyers of medium-duty vehicles encouraged us to bring this same philosophy to the much higher volume segment of light-duty trucks. Our first product offering in the light-duty truck environment is our W-15 Range-Extended Electric Pickup Truck, which is presently under development. To date, we have received letters of intent for 2,150 W-15 pickup trucks from fleets. We plan on unveiling a working concept version of the W-15 at the Advanced Clean Transportation conference in Long Beach, CA on May 1, 2017. Workhorse, with our partner VT Hackney, is one of five awardees that the United States Postal Service selected to build prototype vehicles for USPS Next Generation Delivery Vehicle project. The Post Office has stated that the number of vehicles to be replaced in the project is approximately 180,000. We are on track to deliver our prototypes to the USPS by the September 2017 deadline.

Our HorseFly Delivery Drone is a custom designed, purpose-built drone that is fully integrated in our electric trucks. We are leveraging our knowledge of high-voltage battery packs, electric motor controls and range extending generators to design a multi-copter that can carry a pilot and passenger.

Results of Operations

Our condensed consolidated statement of operations data for the period presented follows:

	2016	2015	2014

Sales	$6,414,800	$139,980	$177,500

Cost of Sales	13,578,262	-	-
Gross loss	(7,163,462)	139,980	-
Operating Expenses
Selling, general and administrative	6,202,569	3,860,618	2,950,467
Research and development	6,145,801	4,740,331	3,436,751
Total operating expenses	12,348,371	8,600,949	6,387,218

Interest expense, net	44,036	965,884	398,963

Net loss	$(19,555,868)	$(9,426,853)	$(6,608,680)

Revenue

Sales for the years ended December 31, 2016 and 2015 were $6.4 million and $140 thousand respectively were related to delivery of the production vehicles for UPS and other customers.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses consist primarily of personnel and facilities costs related to our development including, marketing, sales, executive, finance, human resources, information technology and professional, legal and contract services.

SG&A expenses during year ended December 31, 2016 were $6.2 million, an increase from $3.9 million for the year ended December 30, 2015. The increase in our SG&A expenses consisted primarily in employee salaries and benefits, consulting and investor relations, due the increased activity in the period.

Research and Development Expenses

Research and development (“R&D”) expenses consist primarily of personnel costs for our teams in engineering and research, prototyping expense, and contract and professional services.  Union City plant expenses prior to the start of production are also included in research and development expenses.

R&D expenses during the year ended December 31, 2016 were $6.1 million, an increase from $4.7 million for the year ended December 31, 2015. The R&D expenses consisted primarily in employee salaries and benefits, consulting and materials related to the start of the Next Generation Delivery Vehicles (NGDVs) and Pick-up truck projects.

Interest Expenses

Our interest expense is incurred primarily from our long-term loan with Navistar in connection to the purchase of the Union City plant mentioned before in the Property, Plant and Equipment and Long Term Loan notes to the financial statements.

Interest expenses during the year ended December 31, 2016 were $44.0 thousand, a decrease from $965.9 thousand for year ended December 31, 2015. The lower expense was mainly due to the payment of the Navistar note early in 2016.

Liquidity and Capital Resources

Cash Requirements

From inception, we have financed our operations primarily through sales of equity securities. We have consumed substantial amounts of capital to date as we continue our research and development activities and manufacturing our vehicles.

As of December 31, 2016, we had approximately $470 thousand in cash, cash equivalents and short-term investments, as compared to approximately $7.6 million of December 31, 2015, a decrease of approximately $7.2 million. The decrease was primarily attributable to increased activity in the production and delivery of the product to our customers for the year ended December 31, 2016.  During the year ended December 31, 2016, warrant holders exercised stock purchase warrants to receive an aggregate of 5.3 million shares of common stock in consideration of an aggregate of $15.3 in cash consideration. On January 10, 2017, the Company entered into a Securities Purchase Agreement with Joseph T. Lukens (“Lukens”) providing for the sale by the Company to Lukens of a 6% Convertible Debenture in the aggregate amount of $2,000,000 (the "Lukens Debenture") in consideration of $2,000,000. The financing closed on January 10, 2017. On January 27, 2017, the Company and Lukens entered into a Conversion Agreement pursuant to which Lukens agreed to convert his outstanding 6% Convertible Debenture in the principal amount of $2,000,000 plus interest into shares of common stock of the Company at the offering price of the Company’s public offering. In February 2017, the Company completed an underwritten public offering of 6,500,000 shares of its common stock at a public offering price of $3.00 per share. In addition, the underwriters have exercised an option to purchase an additional 975,000 shares of common stock at the public offering price, less the underwriting discounts and commissions.

We believe that our existing capital resources will be sufficient to support our current and projected funding requirements, through October 2017. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. Because of the numerous risks and uncertainties associated with the development of our business and research and development activities, including risks and uncertainties that could impact the rate of progress of our development activities, we are unable to estimate with certainty the amounts of increased capital outlays and operating expenditures.

Our operations will require significant additional funding for the foreseeable future. Unless and until we are able to generate a sufficient amount of revenue and reduce our costs, we expect to finance future cash needs through public and/or private offerings of equity securities and/or debt financings. With the exception of contingent and royalty payments that we may receive under our existing collaborations, we do not currently have any committed future funding. To the extent we raise additional capital by issuing equity securities, our stockholders could at that time experience substantial dilution. Any debt financing that we are able to obtain may involve operating covenants that restrict our business.

Our future funding requirements will depend upon many factors, including, but not limited to:

●	our ability to acquire or license other technologies or compounds that we may seek to pursue;
●	our ability to manage our growth;
●	competing technological and market developments;
●	the costs and timing of obtaining, enforcing and defending our patent and other intellectual property rights; and
●	expenses associated with any unforeseen litigation.

Insufficient funds may require us to delay, scale back or eliminate some or all of our research or development programs, limit our sales activities, limit or cease production or negatively impact our operations.

For the years ended December 31, 2016 and 2015, we maintained an investment portfolio primarily in money market funds, U. S. treasury bills, government-sponsored enterprise securities, and corporate bonds and commercial paper. Cash in excess of immediate requirements is invested with regard to liquidity and capital preservation. Wherever possible, we seek to minimize the potential effects of concentration and degrees of risk. We will continue to monitor the impact of the changes in the conditions of the credit and financial markets to our investment portfolio and assess if future changes in our investment strategy are necessary.

Summary of Cash Flows

	2016	2015	2014

Net cash used in operating activities	$(19,034,163)	$(8,220,232)	$(4,466,588)
Net cash used in investing activities	$(528,095)	$(65,226)	$(23,104)
Net cash provided by financing activities	$12,354,665	$15,520,363	$4,924,930

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

During the year ended December 31, 2016 and 2015, cash used in operating activities was $19.1 million and $8.2 million. The decrease in operating cash flows in 2016 as compared to 2015 was mainly due to an increase in operating losses, inventory purchases and accounts receivable net of an increase in accounts payable.

Cash Flows from Investing Activities

Cash flow from investing activities primarily relates to capital expenditures to support our future growth in operations.

During the years ended December 31, 2016 and 2015, cash used in investing activities was $528 thousand and $65 thousand respectively. The increase in investing activities during the year is mainly due to the purchase of the headquarters building in Loveland, Ohio.

Cash Flows from Financing Activities

During the year ended December 31, 2016 and 2015, net cash provided by financing activities was $12.4 million and $15.5 million, respectively. Cash flows from financing activities during the year ended December 31, 2016 consisted mainly of a decrease of $2.7 million for the payment of the Navistar note mentioned above and $15.0 million of funds received from the conversion of warrants.

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

Critical Accounting Policies and Estimates

The following accounting principles and practices of the Company are set forth to facilitate the understanding of data presented in the consolidated financial statements:

Nature of operations

We are a technology company focused on providing sustainable and cost-effective solutions to the commercial transportation sector. As an American manufacturer we design and build high performance battery-electric electric vehicles and aircraft that make movement of people and goods more efficient and less harmful to the environment. As part of our solution, we also develop cloud-based, real-time telematics performance monitoring systems that enable fleet operators to optimize energy and route efficiency. Although we operate as a single unit through our subsidiaries, we approach our development through two divisions, Automotive and Aviation. Our core products, under development and/or in manufacture, are the medium duty step van, the light duty pickup, the delivery drone and the manned multicopter.

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

As no taxable income has occurred from the date of this merger to December 31, 2016 cumulative deferred tax assets of approximately $17.9 million are fully reserved, and no provision or liability for federal or state income taxes has been included in the financial statements. Carryover amounts are:

Approximate net operating loss ($ millions)	Carryover to be used against taxable income generated through year

3.6	2030
6.7	2031
3.9	2032
4.7	2033
6.1	2034
9.0	2035
18.7	2036

Research and development costs

Research and development costs are expensed as they are incurred. Research and development expense incurred was approximately $6.1 million and $4.7 million for the years ended December 31, 2016 and 2015, respectively consisting of consulting, payroll and payroll taxes, engineering, purchased supplies, legal fees, parts and small tools.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The  primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. Some of the securities in which we invest may have market risk. This means that a change in prevailing interest rates may cause the fair value amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing interest rate later rises, the market value amount of our investment will decline. To minimize this risk, we maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including money market funds and government and non-government debt securities and the maturities of each of these instruments is less than one year. In 2016, we maintained an investment portfolio primarily in money market funds, U. S. treasury bills, government-sponsored enterprise securities, and corporate bonds and commercial paper. Due to the primarily short-term nature and low interest rate yields of these investments, we believe we do not have a material exposure to interest rate risk and market risk arising from our investments. Therefore, no quantitative tabular disclosure is provided.

We have operated primarily in the United States. Accordingly, we have not had any significant exposure to foreign currency rate fluctuations.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Workhorse Group Inc.

Cincinnati, Ohio

We have audited the accompanying consolidated balance sheets of Workhorse Group Inc. as of December 31, 2016 and 2015, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the years in the two-year period ended December 31, 2016. Workhorse Group Inc.’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Workhorse Group Inc. as of December 31, 2016 and 2015, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Workhorse Group Inc.’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 14, 2017, expressed an unqualified opinion.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As described in Note 1 to the consolidated financial statements, the Company has not had positive cash flows from operations and has incurred significant net losses which have caused a significant accumulated deficit. These conditions raise substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. Our opinion is not modified with respect to that matter.

Cincinnati, Ohio

March 14, 2017

one east fourth street, ste. 1200

cincinnati, oh 45202

www.cshco.com

p. 513.241.3111

f. 513.241.1212

cincinnati   |   cleveland  |   columbus   |   miami valley   |   northern kentucky   |   springfield   |   toledo

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Workhorse Group Inc.

Cincinnati, Ohio

We have audited Workhorse Group, Inc.’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Workhorse Group Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Workhorse Group, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheets and the related statements of operation, stockholders’ equity (deficit), and cash flows of Workhorse Group, Inc. and our report dated March 14, 2017, expressed an unqualified opinion with an emphasis of a matter due to a going concern.

Cincinnati, Ohio

March 14, 2017

1 east fourth street, suite 1200

cincinnati, ohio 45202

www.cshco.com

p. 513.241.3111

f. 513.241.1212

cincinnati   |   columbus  |   cleveland   |   miami valley   |  springfield   |   toledo

Workhorse Group, Inc.

Consolidated Balance Sheets

December 31, 2016 and 2015

	2016	2015
Assets

Current assets:
Cash and cash equivalents	$469,570	$7,677,163
Accounts receivable	628,700	-
Lease receivable current	98,400	-
Inventory	2,464,835	78,917
Prepaid expenses and deposits	255,163	3,149,289
	3,916,668	10,905,369

Property, plant and equipment, net	6,002,631	3,736,359
Lease receivable long-term	320,494

	$10,239,793	$14,641,728

Liabilities and Stockholders' Equity (Deficit)

Current liabilities:
Accounts payable	$3,923,758	$1,606,695
Accounts payable, related parties	101,339	399,542
Notes payable	-	13,534,426
Shareholder advances	229,772	111,700
Current portion of long-term debt	79,521	2,772,500
	4,334,390	18,424,863

Long-term debt	2,088,429	-

Stockholders' equity (deficit):
Series A preferred stock, par value of $.001 per share 75,000,000 shares authorized, 0 shares issued and outstanding at June 30, 2016 and December 31, 2015	-	-
Common stock, par value of $.001 per share 50,000,000 shares authorized, 27,578,864 shares issued and outstanding at December 31, 2016 and 18,204,923 shares issued and outstanding at December 31, 2015	27,579	18,205
Additional paid-in capital	60,322,604	33,557,615
Stock based compensation	6,540,004	6,158,390
Accumulated deficit	(63,073,213)	(43,517,345)
	3,816,974	(3,783,135)

	$10,239,793	$14,641,728

See accompanying notes to the consolidated financial statements.

Workhorse Group, Inc.

Consolidated Statements of Operations

For the Years Ended December 31, 2016 and 2015

	2016	2015

Sales	$6,414,800	$139,980

Cost of Sales	13,578,262	-
Gross loss	(7,163,462)	139,980

Operating Expenses
Selling, general and administrative	6,202,569	3,860,618
Research and development	6,145,801	4,740,331
Total operating expenses	12,348,370	8,600,949

Interest expense, net	44,036	965,884

Net loss	$(19,555,868)	$(9,426,853)

Basic and diluted loss per share	$(0.78)	$(0.55)

Weighted average number of common shares outstanding	25,201,261	17,293,394

See accompanying notes to the consolidated financial statements.

Workhorse Group, Inc.

Consolidated Statements of Stockholders' Equity (Deficit)

	Common Stock		Series A Preferred Stock		Additional			Total Stockholders'
	Number of Shares	Amount	Number of Shares	Amount	Paid-in Capital	Stock Based Compensation	Accumulated Deficit	Equity (Deficit)

Balance as of December 31, 2014	14,994,514	$14,994	-	-	$27,263,525	$6,002,586	$(34,090,492)	$(809,387)
Issuance of common stock, and fulfillment of stock subscriptions receivable	2,184,236	2,184	-	-	4,390,419	-	-	4,392,603
Stock options and warrants exercised	298,371	299	-	-	380,101	(246,714)	-	133,686
Conversion of account payable	727,802	728	-	-	1,523,570	-	-	1,524,298
Share based compensation for the year ended December 31, 2015	-	-	-	-	-	402,518	-	402,518
Net loss from operations for the year ended December 31, 2015	-	-	-	-	-	-	(9,426,853)	(9,426,853)
Balance as of December 31, 2015	18,204,923	$18,205	-	-	$33,557,615	$6,158,390	$(43,517,345)	$(3,783,135)
Issuance of common stock, and fulfillment of stock subscriptions receivable	3,883,593	3,884	-	-	11,371,398	-	-	11,375,282
Stock options and warrants exercised	5,472,166	5,472	-	-	15,373,609	(417,938)	-	14,961,143
Conversion of account payable	18,182	18	-	-	19,982	-	-	20,000
Share based compensation for the year ended December 31, 2016	-	-	-	-	-	799,552	-	799,552
Net loss from operations for the year ended December 31, 2016	-	-	-	-	-	-	(19,555,868)	(19,555,868)
Balance as of December 31, 2016	27,578,864	$27,579	-	-	$60,322,604	$6,540,004	$(63,073,213)	$3,816,974

See accompanying notes to the consolidated financial statements.

Workhorse Group, Inc.

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2016 and 2015

	2016	2015

Cash flows from operating activities:
Net loss	$(19,555,868)	$(9,426,853)
Adjustments to reconcile net loss from operations to cash used by operations:
Depreciation	381,823	371,226
Stock based compensation	799,552	402,518
Write down of inventory	78,917	313,833
Effects of changes in operating assets and liabilities:
Accounts receivable	(1,047,594)	-
Inventory	(2,464,835)	-
Prepaid expenses and deposits	622,489	(803,029)
Accounts payable	2,449,556	907,308
Accounts payable, related parties	(298,203)	14,765

Net cash used by operations	(19,034,163)	(8,220,232)

Cash flows from investing activities:
Capital expenditures	(528,095)	(65,226)

Net cash used by investing activities	(528,095)	(65,226)

Cash flows from financing activities:
Proceeds from notes payable	-	12,242,104
Payments on long-term debt	(2,724,550)	(5,045)
Shareholder advances, net of repayments	118,072	111,700
Issuance of common and preferred stock	-	3,171,604
Exercise of warrants and options	14,961,143	-

Net cash provided by financing activities	12,354,665	15,520,363

Change in cash and cash equivalents	(7,207,593)	7,234,905

Cash at the beginning of the period	7,677,163	442,257
Cash at the end of the period	$469,570	$7,677,163

Supplemental disclosure of non-cash activities:

Notes payable of $13,534,426 and Accounts Payable of $112,487, net of $2,271,637 in deferred costs related to the 2015 PPM offering, were converted to equity during the year ended December 31, 2016.

Certain options and warrants were exercised utilizing an allowed cashless method. These cashless exercises resulted in an increase to common stock of $86, an increase to additional paid in capital of $389,848 and a decrease to stock based compensation in equity of $389,934 during the year ended December 31, 2016.

Capital assets of $2,120,000 were acquired via financing during the year ended December 31, 2016.

Accounts payable of $20,000 were converted to equity during the year ended December 31, 2016

See accompanying notes to the consolidated financial statements.

Workhorse Group, Inc.

Notes to Consolidated Financial Statements

1.	SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES

The following accounting principles and practices are set forth to facilitate the understanding of data presented in the financial statements:

Nature of operations and principles of consolidation

Workhorse Group Inc. (Workhorse, the Company, we, us or our) is a technology company focused on providing sustainable and cost-effective solutions to the commercial transportation sector. As an American manufacturer we design and build high performance battery-electric electric vehicles and aircraft that make movement of people and goods more efficient and less harmful to the environment. As part of the Company’s solution, it also develops cloud-based, real-time telematics performance monitoring systems that enable fleet operators to optimize energy and route efficiency. Although the Company operates as a single unit through its subsidiaries, it approaches its development through two divisions, Automotive and Aviation. The Company’s core products, under development and/or in manufacture, are the medium duty step van, the light duty pickup, the delivery drone and the manned multicopter.

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

The consolidated financial statements include Workhorse Group Inc. and its wholly owned subsidiaries, together referred as “The Company”. Intercompany transactions and balances are eliminated in consolidation.

The Company’s wholly owned subsidiaries include Workhorse Technologies Inc., Workhorse Motor Works Inc. and Workhorse Properties Inc.

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

Accounts receivable

Accounts receivable consist of collectible amounts for products and services rendered. The Company carries its accounts receivable at invoice amount less an allowance for doubtful accounts. On a periodic basis, the Company evaluates its accounts receivable and establishes an allowance for doubtful accounts based on a history of past write-offs and collections and current credit conditions. The Company generally does not require collateral for accounts receivable. During 2016 and 2015, sales to one customer approximated 91% and 100% of net sales, respectively. At December 31, 2016 the entire balance of accounts receivable was due from two customers.

Lease Receivable

The Company’s leasing activities consist of the leasing of trucks which are classified as direct financing leases.  Revenue is recognized at the inception of the lease.  The leases have a term of 8 years.  Future payments to be received on the leases are as follows:

2017	98,400
2018	41,375
2019	41,375
2020	41,375
2021	41,375
Thereafter	154,994
418,894

Inventory

Inventory is stated at the lower of cost or market. Manufactured inventories are valued at average cost, and consist of raw materials, work in process and finished goods.

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

As no taxable income has occurred from the date of this merger to December 31, 2016 cumulative deferred tax assets of approximately $17.9 million are fully reserved, and no provision or liability for federal or state income taxes has been included in the financial statements.  Carryover amount are:

Approximate net operating loss ($ millions)	Carryover to be used against taxable income generated through year

3.6	2030
6.7	2031
3.9	2032
4.7	2033
6.1	2034
9.0	2035
18.7	2036

Research and development costs

The Company expenses research and development costs as they are incurred. Research and Development costs were approximately $6.1 million and $4.7 million for the years ended December 31, 2016 and 2015 respectively, consisting primarily of personnel costs for our teams in engineering and research, prototyping expense, and contract and professional services.  Union City plant expenses prior to the start of production are also included in research and development expenses.

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

Subsequent events

The Company evaluates events and transactions occurring subsequent to the date of the consolidated financial statements for matters requiring recognition or disclosure in the consolidated financial statements. The accompanying consolidated financial statements consider events through March 14, 2017, the date on which the consolidated financial statements were available to be issued.

2.	INVENTORY

As of December 31, 2016 and 2015, our inventory consisted of the following:

	2016	2015
Finished Goods	212,884	-
Work in Process	987,665	-
Parts	1,264,286	78,917
	2,464,835	78,917

3.	PROPERTY, PLANT AND EQUIPMENT

As of December 31, 2016 and 2015, our property, plant and equipment, net, consisted of the following:

	2016	2015
Land	$700,000	$300,000
Buildings	5,900,000	3,800,000
Leasehold Improvements	19,225	19,225
Software	57,587	27,721
Equipment	808,512	724,507
Vehicles and prototypes	62,905	198,965
	7,548,229	5,070,418
Less accumulated depreciation	(1,545,598)	(1,334,059)
	$6,002,631	$3,736,359

4.	LONG-TERM DEBT

As of December 31, 2016 and 2015 the long-term debt consists of the following:

	2016	2015

Secured mortgage payable to Bank for the purchase of the 100 Commerce Drive Building due in monthly installments of $11,900.	1,767,950	-
Note payable, former building owner with only payments due in monthly installments of $1,604 at 5.5%. A balloon payment of $350 thousand plus unpaid interests due August 2018.	350,000	-
Secured debenture payable to Workhorse Custom Chassis, LLC, due March 2016 plus interest at 10%. The debenture is secured by the real estate and related assets of the plant located in Union City, Indiana. Paid in February 2016	-	2,722,500
Note payable to the City of Loveland with interest of 8%. The note is unsecured and contains restrictions on the use of proceeds.	50,000	50,000

	2,167,950	2,772,500
Less current portion	79,521	2,772,500
Long term debt	2,088,429	-

Aggregate maturities of long-term debt are as follows:

2018	381,498
2019	33,607
2020	35,858
2021	38,260
2022	44,345
Thereafter	1,554,861
2,088,429

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

As of December 31, 2016, the Company had deposits for $229,772 that were not yet issued as common stock.

6.	LEASE OBLIGATIONS

On October 1, 2011 the Company began leasing operating facilities under an agreement expiring on September 30, 2018. The building subject to the lease was purchased in December 2016.

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

The following table summarizes option activity for directors, officers and employees:

		Outstanding Stock Options
	Shares Available for Grant	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Grant Date Fair Value per Share	Weighted Average Remaining Exercise Term in Months
Balance, December 31, 2014	80,907	1,667,068	$2.34	$1.52	41
Additional stock reserved	1,120,000	-	$-	$-	-
Granted	(443,436)	443,436	$1.93	$1.29	55
Exercised	-	(130,070)	$1.30	$0.75	-
Forfeited	-	-	$-	$-	-
Expired	-	-	$-	$-	-
Balance December 31, 2015	757,471	1,980,434	$2.21	$1.46	49
Additional stock reserved	500,000	-	$-	$-	-
Granted	(794,500)	794,500	$6.38	$2.82	58
Exercised	-	(138,113)	$1.79	$0.49	-
Forfeited	-	-	$-	$-	-
Expired	-	492,500	$3.83	$1.65	-
Balance December 31, 2016	462,971	3,129,321	$2.46	$1.53	43

The Company recorded $768,196 and $298,044 compensation expense for stock options to directors, officers and employees for the years ended December 31, 2016 and 2015 respectively.  As of December 31, 2016, unrecognized compensation expense of $2,622,748 is related to non-vested options granted to directors, officers and employees which is anticipated to be recognized over the next 46 months, commensurate with the vesting schedules.

Options to consultants

The Company has also granted, on various dates, stock options to purchase common stock of the Company to consultants for services previously provided to the Company.  The terms, exercise prices and vesting of these awards vary.

The following table summarizes option activity for consultants:

		Outstanding Stock Options
	Shares Available for Grant	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Grant Date Fair Value per Share	Weighted Average Remaining Exercise Term in Months
Balance, December 31, 2014	39,327	399,273	$1.27	$1.31	50
Additional stock reserved	-	-	$-	$-	-
Granted	-	-	$-	$-	-
Exercised	-	(32,524)	$0.10	$0.98	-
Forfeited	59,976	(59,976)	$-	$-	-
Expired	-	-	$-	$-	-
Balance December 31, 2015	99,303	306,773	$0.36	$1.01	41
Additional stock reserved	-	-	$-	$-	-
Granted	(9,000)	9,000	$4.99	$0.44	52
Exercised	-	(138,312)	$0.34	$0.81	-
Forfeited	-	-	$-	$-	-
Expired	-	-	$-	$-	-
Balance December 31, 2016	90,303	177,461	$0.49	$1.05	37

The Company recorded $31,356 and $71,530 compensation expense for stock options to consultants for the years ended December 31, 2016 and 2015, respectively. As of December 31, 2016, unrecognized compensation expense of $137,941 is related to non-vested options granted to consultants which is anticipated to be recognized over the next 31 months, commensurate with the vesting schedules.

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

The following table summarizes warrant activity for the placement agent and consultants:

		Outstanding Warrants
	Shares Available for Grant	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Grant Date Fair Value per Share	Weighted Average Remaining Exercise Term in Months
Balance, December 31, 2014	274,098	410,149	$3.59	$1.51	14
Additional stock reserved	-	-	$-	$-	-
Granted	(63,871)	63,871	$1.40	$1.17	59
Exercised	-	(161,719)	$2.36	$1.09	-
Forfeited	-	(5,478)	$-	$-	-
Expired	-	-	$-	$-	-
Balance December 31, 2015	210,227	306,823	$2.79	$1.26	9
Additional stock reserved	-	-	$-	$-	-
Granted	-	-	$-	$-	-
Exercised	-	(60,160)	$2.69	$0.43	-
Forfeited	-	-	$-	$-	-
Expired	-	87,458	$6.00	$2.70	-
Balance December 31, 2016	210,227	334,121	$2.56	$1.16	17

The Company recorded $0 and $32,944 compensation expense for stock warrants to the placement agent and consultants for the years ended December 31, 2016 and 2015, respectively.  There is no unrecognized compensation expense for the placement agent warrants because they are fully vested at date of grant.

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

The following table summarizes warrant activity for directors and officers:

Outstanding Warrants
	Shares Available for Grant	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Grant Date Fair Value per Share	Weighted Average Remaining Exercise Term in Months
Balance, December 31, 2014	348,925	338,925	$17.83	$0.95	9
Additional stock reserved	-	-	$-	$-	-
Granted	-	-	$-	$-	-
Exercised	-	-	$-	$-	-
Forfeited	-	-	$-	$-	-
Expired	-	-	$-	$-	-
Balance December 31, 2015	348,925	338,925	$20.00	$1.02	4
Additional stock reserved	-	-	$-	$-	-
Granted	-	-	$-	$-	-
Exercised	-	-	$-	$-	-
Forfeited	-	-	$-	$-	-
Expired	-	150,000	$20.00	$0.15	-
Balance December 31, 2016	348,925	488,925	$20.00	$1.02	4

The Company recorded no compensation expense for stock warrants to directors and officers for the years ended December 31, 2016 and 2015, respectively.  There is no unrecognized compensation expense for these warrants because they are fully vested at date of grant.

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

9.	PRIVATE PLACEMENT MEMORANDUM AND SUBSEQUENT EVENT

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

Total amount to be converted to common stock is $13,534,426 was recorded as notes payable as of December 31, 2015. Net proceeds to the Company were $12,242,104 which was converted on early 2016.

In February 1, 2017, the Company announced the completion of its underwritten public offering of 6,500,000 shares of its common stock at a public offering price of $3.00 per share. In addition, the underwriters exercised an option to purchase an additional 975,000 shares of common stock at the public offering price, less the underwriting discounts and commissions.

All of the shares in the offering were sold by Workhorse Group, with gross proceeds to Workhorse Group of approximately $22.4 million and net proceeds of approximately $20.5 million, after deducting underwriting discounts and commissions and estimated offering expenses.

10.	QUARTERLY FINANCIAL DATA (UNAUDITED)

	Sales	Gross profit (loss)	Net loss	Basic and diluted loss per share
2016
First quarter	$236,000	$(228,377)	$(4,380,012)	$(0.23)
Second quarter	1,234,600	(1,060,075)	(2,935,830)	(0.14)
Third quarter	1,906,000	(2,267,364)	(5,262,859)	(0.25)
Fourth quarter	3,038,200	(3,607,646)	(6,977,167)	(0.28)
2015
First quarter	$-	$-	$(2,059,358)	$(0.13)
Second quarter	67,980	67,980	(1,881,292)	(0.12)
Third quarter	72,000	72,000	(3,793,108)	(0.24)
Fourth quarter	-	-	(1,693,095)	(0.09)

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this Annual Report. Based on such evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that, as of the end of the period covered by this Annual Report, our disclosure controls and procedures were effective.

(b) Management’s Annual Report on Internal Control Over Financial Reporting

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as required by Sarbanes-Oxley (SOX) Section 404(a). The Company’s internal control over financial reporting is a process designed under the supervision of the Company’s Principal Executive Officer and Principal Financial Officer and effected by the Company’s Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s consolidated financial statements for external purposes in accordance with United States generally accepted accounting principles.

Due to its inherent limitations, internal control over financial reporting may not prevent or detect misstatements on a timely basis. Also, projections of any evaluation of the effectiveness of internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As of December 31, 2016, management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria set forth in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, the Company’s management concluded that, as of December 31, 2016, the Company’s internal control over financial reporting was effective.

The independent registered public accounting firm that audited the consolidated financial statements included in this Annual Report has issued an attestation report on the Company’s internal control over financial reporting which attestation report which appears herein.

(c) Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the fourth fiscal quarter of the year ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Cash

The cash balance as of March 14, 2017 is $15.3 million.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The officers and director of the Company are as follows:

Name	Age	Position
Raymond J. Chess	58	Director, Chairman
Harry DeMott	49	Director
H. Benjamin Samuels	50	Director
Gerald B. Budde	55	Director
Stephen S. Burns	56	Director, Chief Executive Officer, Secretary and Treasurer
Duane Hughes	53	President
Julio C. Rodriguez	58	Chief Financial Officer

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

Stephen S. Burns, Director, Chief Executive Officer, Treasurer and Secretary

Mr. Burns is a Co-Founder in the Company and has served as the Company’s CEO since inception. Mr. Burns was appointed as CEO, and Secretary of the Company on December 28, 2009. Mr. Burns had founded several companies, most recently iTookThisOnMyPhone.com, a mobile photo and video-sharing technology company, MobileVoiceControl, Inc. a developer of high-end speech recognition software for smartphones sold to Nuance Communications (NASDAQ:NUAN), Inc. in 2006, AskMeNow [OTC:AKMN] a mobile search and information delivery system sold to Ocean West Holdings in 2005, PocketScript, the leading mobile electronic prescription system in the world which was sold to ZixCorp [NASDAQ:ZIXI] in 2002, Over The Line/AdLink, sold to Gannett Co. Inc. (NYSE:GCI) in 1994 and the design and development of Suspension Parameter Measurement Machines.

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

Gerald Budde, Director

From September 2011 through the present, Mr. Budde serves as the Chief Financial Officer of AssuredPartners NL, LLC. and maintains titles for other affiliated companies.  Mr. Budde was previously the Chief Financial Officer and shareholder of Neace Lukens Holding Company and Subsidiaries from July 2003 through September 2011, when it was acquired by Assured Partners Capital, Inc.  AssuredPartners was founded in 2011 and is a national partnership of leading independent property and casualty and employee benefits brokerage firms.  Mr. Budde was the Machine Tool Group Controller of Cincinnati Milacron Inc. from April 1994 to October 1998, at which time he was appointed as Vice President of Finance after Cincinnati Milacron’s machine tool group was acquired by UNOVA Industrial Automation Systems, Inc.   Mr. Budde remained in that role prior to joining Neace Lukens in 2003.  Mr. Budde was a Certified Public Accountant until he left public accounting Ernst & Young and after 11 years of service in 1994. Mr. Budde is currently a member of the Board of Trustees and the Finance Committee of Mt. Notre Dame high school and is also a member of the Finance Commission of St. Margaret of York parish and school.  Mr. Budde received a Bachelor’s degree in Accounting from the University of Dayton.

Harry DeMott, Director

Mr. DeMott, has more than 25 years experience in the investment community, having worked as an analyst and portfolio manager at leading brokerage firms and investment management firms. He has also served on the boards of several companies. He is a long-time operator and investor in the media, sports and entertainment industries. He is the co-founder of Raptor Ventures I LP, where he has been a General Partner since February 2011. In addition, Mr. DeMott is a member of the Board of Directors of Fan Manager, SecurityPoint Media, Signal360 and Ticket Evolution.

He also serves as founder and managing partner for Hamerle Investments, a family investment company. Prior to co-founding Raptor Ventures, Mr. DeMott served on the Board of Directors of Pandora Media, Inc. from 2006 through 2011. Earlier, he served as senior analyst at Knighthead Capital Management, analyst at King Street Capital Management, portfolio manager at Bourgeon Capital Management and managing member and founder at Gothic Capital Management. During this 16-year period, Mr. DeMott focused on finding, fostering and investing in disruptive technology companies. He previously spent nine years at First Boston (now Credit Suisse), where he was a director in the equity research division specializing in radio, TV, outdoor advertising and cell towers. He earned a bachelor of arts in economics from Princeton University in 1988 and a MBA in finance from New York University in 1991.

Duane Hughes, President

Mr. Hughes is a senior-level executive with more than 20 years experience including direct business relationships in the automotive, advertising, and technology segments. Prior to joining Workhorse/AMP Electric Vehicles, Duane served as Chief Operating Officer for Cumulus Interactive Technologies Group. As COO, Duane was responsible for managing the company’s day-to-day sales and operations. He was responsible for all operations of the business unit. Prior to Cumulus ITG, Duane spent nearly fifteen years in senior management positions with Gannett Co., Inc., including his duties as Vice President of Sales and Operations for Gannett Media Technologies International.

Julio C. Rodriguez, Chief Financial Officer

Mr. Rodriguez is a finance executive with over 25 years of experience in financial and operational leadership roles within various industries including the automotive industry. Most recently, he served in various executive roles for Genuine Parts Company ("GPC") including Director Process Improvement for GPC corporate, and Vice President Finance & Corporate Secretary for Johnson Industries, a subsidiary of GPC. Prior to GPC Mr. Rodriguez served as Director of International Finance for Federal Mogul an OEM manufacturer of automotive systems, and Director of Finance for Chiquita Brands International in the fruit ingredients manufacturing division. Mr. Rodriguez was a Certified Public Accountant until he left public accounting working for Arthur Andersen for 8 years. Mr. Rodriguez holds a Bachelor of Science degree in Business Administration and a Bachelor of Science degree in Accounting from Catholic University Caracas, Venezuela.

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

Nominating and Corporate Governance Committee	Compensation Committee	Audit Committee

Raymond Chess (Chairman)	Harry DeMott (Chairman)	Gerald Budde (Chairman)
Gerald Budde	Gerald Budde	Raymond Chess
Harry DeMott	Benjamin Samuels	Benjamin Samuels

Nominating and Corporate Governance Committee.

Our board of directors has determined that each of the members of the Governance Committee is an “independent director” as defined by the rules of The NASDAQ Stock Market, Inc. The Governance Committee is generally responsible for recommending to our full board of directors policies, procedures, and practices designed to help ensure that our corporate governance policies, procedures, and practices continue to assist the board of directors and our management in effectively and efficiently promoting the best interests of our stockholders. The Governance Committee is also responsible for selecting and recommending for approval by our board of directors and our stockholders a slate of director nominees for election at each of our annual meetings of stockholders, and otherwise for determining the board committee members and chairmen, subject to board of directors ratification, as well as recommending to the board director nominees to fill vacancies or new positions on the board of directors or its committees that may occur or be created from time to time, all in accordance with our bylaws and applicable law. The Governance Committee’s principal functions include:

●	developing and maintaining our corporate governance policy guidelines;

●	developing and maintaining our codes of conduct and ethics;

●	overseeing the interpretation and enforcement of our Code of Conduct and our Code of Ethics for Chief Executive Officer and Senior Financial and Accounting Officers;

●	evaluating the performance of our board of directors, its committees, and committee chairmen and our directors; and

●	selecting and recommending a slate of director nominees for election at each of our annual meetings of the stockholders and recommending to the board director nominees to fill vacancies or new positions on the board of directors or its committees that may occur from time to time.

During 2016, the Governance Committee meet one time. The Governance Committee is governed by a written charter approved by our board of directors. A copy of the Governance Committee’s charter is posted on the Company’s website at www.workhorse.com in the “Investors” section of the website. In identifying potential independent board of directors candidates with significant senior-level professional experience, the Governance Committee solicits candidates from the board of directors, senior management and others and may engage a search firm in the process. The Governance Committee reviews and narrows the list of candidates and interviews potential nominees. The final candidate is also introduced and interviewed by the board of directors and the lead director if one has been appointed. In general, in considering whether to recommend any particular candidate for inclusion in our board of directors’ slate of recommended director nominees, the Governance Committee will apply the criteria set forth in our corporate governance guidelines. These criteria include the candidate’s integrity, business acumen, commitment to understanding our business and industry, experience, conflicts of interest and the ability to act in the interests of our stockholders. Further, specific consideration is given to, among other things, diversity of background and experience that a candidate would bring to our board of directors. The Governance Committee does not assign specific weights to particular criteria and no particular criterion is a prerequisite for each prospective nominee. We believe that the backgrounds and qualifications of our directors, considered as a group, should provide a composite mix of experience, knowledge and abilities that will allow our board of directors to fulfill its responsibilities. Stockholders may recommend individuals to the Governance Committee for consideration as potential director candidates by submitting their names, together with appropriate biographical information and background materials to our Governance Committee. Assuming that appropriate biographical and background material has been provided on a timely basis, the Governance Committee will evaluate stockholder recommended candidates by following substantially the same process, and applying substantially the same criteria, as it follows for candidates submitted by others.

Audit Committee.

We have a separately-designated standing Audit Committee established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Our board of directors has determined that the members are all “independent directors” as defined by the rules of The NASDAQ Stock Market, Inc. applicable to members of an audit committee and Rule 10A-3(b)(i) under the Exchange Act. In addition, Mr. Budde is an “audit committee financial expert” as defined in Item 407(d)(5) of Regulation S-K and demonstrates “financial sophistication” as defined by the rules of The NASDAQ Stock Market, Inc. The Audit Committee is appointed by our board of directors to assist our board of directors in monitoring (1) the integrity of our financial statements, (2) our compliance with legal and regulatory requirements, and (3) the independence and performance of our internal and external auditors. The Audit Committee’s principal functions include:

●	reviewing our annual audited financial statements with management and our independent auditors, including major issues regarding accounting and auditing principles and practices and financial reporting that could significantly affect our financial statements;
●	reviewing our quarterly financial statements with management and our independent auditor prior to the filing of our Quarterly Reports on Form 10-Q, including the results of the independent auditors’ reviews of the quarterly financial statements;
●	recommending to the board of directors the appointment of, and continued evaluation of the performance of, our independent auditor;
●	approving the fees to be paid to our independent auditor for audit services and approving the retention of our independent auditor for non-audit services and all fees for such services;
●	reviewing periodic reports from our independent auditor regarding our auditor’s independence, including discussion of such reports with the auditor;
●	reviewing the adequacy of our overall control environment, including internal financial controls and disclosure controls and procedures; and
●	reviewing with our management and legal counsel legal matters that may have a material impact on our financial statements or our compliance policies and any material reports or inquiries received from regulators or governmental agencies.

During 2016, the audit committee met one time. A copy of the Audit Committee’s charter is posted on the Company’s website at www.workhorse.com in the “Investors” section of the website.

Meetings may be held from time to time to consider matters for which approval of our Board of Directors is desirable or is required by law.

A full discussion of our compensation committee can be found under Item 11 – Executive Compensation.

Code of Ethics

We have adopted a Code of Business Conduct and Ethics Policy (the “Code of Ethics”) that applies to all directors and officers. The Code of Ethics describes the legal, ethical and regulatory standards that must be followed by the directors and officers of the Company and sets forth high standards of business conduct applicable to each director and officer. As adopted, the Code of Ethics sets forth written standards that are designed to deter wrongdoing and to promote, among other things:

●	honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;

●	compliance with applicable governmental laws, rules and regulations;

●	the prompt internal reporting of violations of the Code of Ethics to the appropriate person or persons identified in the code; and

●	accountability for adherence to the Code of Ethics.

Company Policies

The Company has established the following written policies that have been distributed and reviewed with all Company employees: Approval policy, Purchase Requisition policy, Conflict of Interest policy, “Do the Right Thing” (ethics) policy and a Travel and Expense policy.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors and executive officers and persons who own more than 10% of the issued and outstanding shares of our common stock to file reports of initial ownership of common stock and other equity securities and subsequent changes in that ownership with the SEC. Officers, directors and greater than ten percent stockholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. To our knowledge, based solely on a review of the copies of such reports furnished to us and written representations that no other reports were required, during the fiscal year ended December 31, 2016 all Section 16(a) filing requirements applicable to our officers, directors and greater than 10% beneficial owners were complied with.

ITEM 11. EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

Oversight of Executive Compensation Program

Compensation Committee.

Our compensation committee consists of Harry DeMott, Gerald Budde and Benjamin Samuels. Our board of directors has determined that each of the members are an “independent director” as defined by the rules of The NASDAQ Stock Market, Inc. applicable to members of a compensation committee. The Compensation Committee is responsible for establishing the compensation of our senior management, including salaries, bonuses, termination arrangements, and other executive officer benefits as well as director compensation. The Compensation Committee also administers our equity incentive plans. During 2016, the Compensation Committee meet one time. The Compensation Committee is governed by a written charter approved by the board of directors. A copy of the Compensation Committee’s charter is posted on the Company’s website at www.workhorse.com in the “Investors” section of the website. The Compensation Committee works with the Chairman of the Board and Chief Executive Officer and reviews and approves compensation decisions regarding senior management including compensation levels and equity incentive awards. The Compensation Committee also approves employment and compensation agreements with our key personnel and directors. The Compensation Committee has the power and authority to conduct or authorize studies, retain independent consultants, accountants or others, and obtain unrestricted access to management, our internal auditors, human resources and accounting employees and all information relevant to its responsibilities.

The responsibilities of the Compensation Committee, as stated in its charter, include the following:

•	review and approve the Company’s compensation guidelines and structure;

•	review and approve on an annual basis the corporate goals and objectives with respect to compensation for the Chief Executive Officer;

•	review and approve on an annual basis the evaluation process and compensation structure for the Company’s other officers, including salary, bonus, incentive and equity compensation; and

•	periodically review and make recommendations to the Board of Directors regarding the compensation of non-management directors.

The Compensation Committee is responsible for developing the executive compensation philosophy and reviewing and recommending to the Board of Directors for approval all compensation policies and compensation programs for the executive team.

Overview of Executive Compensation

The Company recognizes that people are our primary asset and our principal source of competitive advantage. In order to recruit, motivate and retain the most qualified individuals as senior executive officers, the Company strives to maintain an executive compensation program that is competitive in the commerical transportation industry, which is a competitive, global labor market.

The Compensation Committee’s compensation objective is designed to attract and retain the best available talent while efficiently utilizing available resources. The Compensation Committee compensates executive management primarily through base salary and equity compensation designed to be competitive with comparable companies, and to align management’s compensation with the long-term interests of shareholders. In determining executive management’s compensation, the Compensation Committee also takes into consideration the financial condition of the Company and discussions with the executive.

In order to accomplish our goals and to ensure that the Company’s executive compensation program is consistent with its direction and business strategy, the compensation program for our senior executive officers is based on the following objectives:

•	to attract, motivate, retain and reward a knowledgeable and driven management team and to encourage them to attain and exceed performance expectations within a calculated risk framework; and

•	to reward each executive based on individual and corporate performance and to incentivize such executives to drive the organization’s current growth and sustainability objectives.

The following key principles guide the Company’s overall compensation philosophy:

•	compensation is designed to align executives to the critical business issues facing the Company;

•	compensation should be fair and reasonable to shareholders and be set with reference to the local market and similar positions in comparable companies;

•	an appropriate portion of total compensation should be equity-based, aligning the interests of executives with shareholders; and

•	compensation should be transparent to the Board of Directors, executives and shareholders.

Compensation Elements and Rationale

There are two basic components to the Company’s executive compensation program: base salary and long-term incentive equity compensation. The Compensation Committee determined that it would continue evaluating and evolving the compensation program design against best market practices as the Company experiences further growth. We intend to add short-term incentive cash awards in the near future.

Base Salary

Base salary is the foundation of the compensation program and is intended to compensate competitively relative to comparable companies within our industry and the marketplace where we compete for talent. Base salary is a fixed component of the compensation program and is used as the base to determine elements of incentive compensation and benefits.

Long-Term Incentive (Equity)

The Company’s long-term incentive program provides for the granting of stock options to executive officers to both motivate executive performance and retention, as well as to align executive officer performance to shareholder value creation. In awarding long-term incentives, the Company compares the long-term incentive program to that of comparable companies within our industry and evaluates such factors as the number of options available under its Stock Incentive Plan and the number of options outstanding relative to the number of shares outstanding. The Company has historically sought to award stock options on a competitive basis based on a comparison with comparable companies.

Each long-term incentive grant is based on the level of the position held and overall market competitiveness. The Compensation Committee takes into consideration previous grants when it considers new grants of options.

The Board of Directors fixes the exercise price of stock options at the time of the grant based on the market price on the Nasdaq.

In Fiscal 2016, long-term equity incentive plan awards were awarded to the executive officers in the form of stock options.

Our Board of Directors adopted the Company’s 2016 Stock Incentive Plan. On June 29, 2016 our shareholders ratified the 2016 Stock Incentive Plan.

The following table summarizes the pay mix for the executive officers and illustrates the percentage of fixed versus at-risk pay for the fiscal year ended December 31, 2016:

Name and Principal Position	Base Salary	Stock Options (LTIP)
Stephen S. Burns	54%	46%
CEO and Director

Duane Hughes	54%	46%
President

Julio C. Rodriguez	55%	45%

Non-Cash Compensation

The Company provides standard health benefits to its executives, including medical, dental and disability insurance.

The Company’s non-cash compensation is intended to provide a similar level of benefits as those provided by comparable companies within our industry.

Review of Executive Officer Performance

On an annual basis, the Compensation Committee reviews the overall compensation package for our executive officers and evaluates executive officer performance relative to corporate goals. The Compensation Committee has the opportunity to meet with the executive officers at various times throughout the year, which assists the Compensation Committee in forming its own assessment of each individual’s performance. The executive officers are not present during voting or deliberations of the Compensation Committee relating to executive compensation.

In determining the compensation for the executive officers, the Compensation Committee considers compensation paid to executive officers of other companies within the industry, the executive’s performance in meeting goals, the complexity of the management position and the experience of the individual. During 2016, the Company’s operations were still in development and no significant portion of the executive’s pay was linked to performance goals. During 2017, the Company intends to set individual and/or corporate performance goals.

Executive and Director Compensation

Director Compensation

On October 24, 2013, Raymond J. Chess was appointed as a director of the Company. Prior to joining the Board of Directors, Mr. Chess served on our advisory board pursuant to which he received a stock option to acquire 10,000 shares of common stock at an exercise price of $2.50 per share. On October 24, 2013, Mr. Chess entered into a letter agreement with the Company pursuant to which he was appointed as a director of the Company in consideration of an annual fee of $40,000. Additionally, the Company granted Mr. Chess options to purchase 50,000 shares of the Company’s common stock at $2.60 per share. The options will expire five years from the vesting period with 10,000 options vesting upon the signing of the agreement and 4,000 every six months thereafter for a total of 50,000 shares.

On December 17, 2015, Messrs. Budde and Samuels entered into letter agreements with the Company pursuant to which they were each appointed as directors of the Company in consideration of an annual fee of $40,000.  Additionally, the Company granted Messrs. Budde and Samuels options to purchase 50,000 shares of the Company’s common stock at $7.01 per share.  The options will expire five years from the vesting period with 10,000 options vesting upon the signing of the agreement and 4,000 every June 30 and December 31 thereafter for a total of 50,000 shares.

On September 14, 2016, Mr. DeMott entered into a letter agreement with the Company pursuant to which he was appointed as a director of the Company in consideration of an annual fee of $40,000. Additionally, the Company granted Mr. DeMott an option to purchase 50,000 shares of the Company’s common stock at $8.20 per share. The option will expire five (5) years from the vesting period with 10,000 options vesting upon the signing of the agreement and 4,000 every June 30 and December 31 thereafter for a total of 50,000 shares.

The Company’s compensation policy for the above directors was based on comparisons of other companies’ remunerations made to their Chairman and other directors and the value of their expertise to the Company.

Executive Compensation

Messrs Burns, Hughes and Rodriguez are retained according to employment agreements with our Company, and each individuals compensation for serving as an executive officer of the Company is disclosed below in the “Summary Compensation Table”. The compensation committee is presently contemplating amending and/or restating the employment agreements to provide for a uniform structure and in order to appropriately update such agreements.

The Company’s compensation policy for each of the above parties is based on comparisons of other companies’ remunerations made to each of the respective positions and the value that each executive’s expertise to the Company.

Pension Benefits

None.

Non-Qualified Deferred Compensation

None.

Retirement, Resignation or Termination Plans

Each of the Company’s executive employment agreements with Messrs Burns, Rodriguez and Hughes contemplates the case of termination due to various provisions whereby the named executive officers will receive severance payments, as described below.

Compensation and Risk

We do not believe that our compensation policies and practices are reasonably likely to have a material adverse effect on us. We have taken steps to ensure our executive compensation program does not incentivize risk outside the Company’s risk appetite. Some of the key ways that we currently manage compensation risk are as follows:

•	appointed a Compensation Committee which is composed entirely of independent directors to oversee the executive compensation program;

•	the use of deferred equity compensation in the form of stock options to encourage a focus on long-term corporate performance versus short-term results; and

•	disclosure of executive compensation to stakeholders;

Consideration of Most Recent Shareholder Advisory Vote on Executive Compensation

As required by Section 14A of the Exchange Act, at our 2016 Annual Meeting of Stockholders our stockholders voted, in an advisory manner, on a proposal to approve our named executive officer compensation. This was our most recent stockholder advisory vote to approve named executive officer compensation. The proposal was approved by our stockholders, receiving approximately 74% of the vote of the stockholders present in person or represented by proxy and voting at the meeting. We considered this vote to be a ratification of our current executive compensation policies and decisions and, therefore, did not make any significant changes to our executive compensation policies and decisions based on the vote.

Compensation Committee Interlocks and Insider Participation

No person who served as a member of our Compensation Committee during Fiscal 2016 was a current or former officer or employee of our Company or engaged in certain transactions with our Company required to be disclosed by regulations of the SEC. Additionally, during Fiscal 2016 there were no Compensation Committee “interlocks,” which generally means that no executive officer of our Company served: (a) as a member of the compensation committee (or other board committee performing equivalent functions or, in the absence of any such committee, the entire board of directors) of another entity which had an executive officer serving as a member of our Company’s Compensation Committee; (b) as a director of another entity which had an executive officer serving as a member of our Company’s Compensation Committee; or (c) as a member of the compensation committee (or other board committee performing equivalent functions or, in the absence of any such committee, the entire board of directors) of another entity which had an executive officer serving as a director of our Company.

Compensation Committee Report

The Compensation Committee has reviewed and discussed the foregoing compensation discussion and analysis with Company management. Based on that review and those discussions, the Compensation Committee recommended to the Board of Directors that the compensation discussion and analysis be included in this Annual Report. This report is provided by the following independent directors, who comprise the Compensation Committee: Harry DeMott, Benjamin Samuels and Gerald Budde.

The following summary compensation table sets out details of compensation paid to (a) our principal executive officer; (b) each of our two most highly compensated executive officers who served as executive officers during the fiscal year ended December 31, 2016; and (c) up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the fiscal year ended December 31, 2016, except that no disclosure is provided for any named executive officer, other than our principal executive officer, whose total compensation did not exceed $100,000 for the fiscal year ended December 31, 2016:

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-equity Incentive Plan Compensation ($)	Change in Pension Value and Non- Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Stephen S. Burns	2016	275,000	-	-	231,231	-	-	-	506,231
CEO and Director	2015	275,000	-	-	111,900	-	-	-	386,900

Duane Hughes	2016	144,000			125,063				269,063
President	2015	138,000	-	-	44,760	-	-	-	182,760

Julio C. Rodriguez	2016	150,000			125,063				275,063
Chief Financial Officer	2015	150,000	-	-	55,950	-	-	-	205,950

Employment Agreements

Stephen S. Burns Employment Agreement

On December 8, 2010, Stephen S. Burns entered into an employment agreement with the Company pursuant to which he was appointed as the President of the Company in consideration of an annual salary of $200,000, however, only 50% of the salary ($100,000) will be payable at this time. The remaining 50% of the salary will accrue and be deferred until the board of directors elects to increase the salary to include all or a portion of the deferred salary based on certain events. Additionally, Mr. Burns will be eligible for annual bonuses with a target amount of 100% of his salary. The actual amount of any bonus may be more or less than such target and will be determined by the Board in its absolute discretion. Half of the bonus may be paid, in the Company’s discretion, in unregistered shares of common stock at a price per share equal to the weighted average closing price per share of the common stock over the twenty most recent trading days prior to such grant. In addition to the salary and any bonus, Mr. Burns will be entitled to receive health and fringe benefits that are generally available to the Company’s management employees in accordance with the then existing terms and conditions of the Company’s policies. As additional compensation, the Company granted Mr. Burns options to acquire 30,000 shares of common stock at an exercise price of $7.20 per share for a period of ten years. The Company also provided Mr. Burns with a common stock purchase warrant to acquire 30,000 shares of Common Stock exercisable at any time in the five years following the signing of the agreement at an exercise price of $2.00 per share. Effective August 24, 2012, Mr. Burns resigned as President and continues to serve as a director as well as Chief Executive Officer, Secretary and Treasurer of the Company. As of December 31, 2015, payroll in the amount of $108,335 was due and payable and included in accounts payable, based on terms of Mr. Burns’ employment agreement.

Duane Hughes Employment Agreement

Mr. Hughes presently does not have an employment agreement. We pay Mr. Hughes $244,000 per annum. We are presently negotiating an employment agreement with Mr. Hughes and expect to finalize such agreement in the near future..

Julio C. Rodriguez Employment Agreement

On August 15, 2013, Julio C. Rodriguez and the Company entered into an employment agreement pursuant to which Mr. Rodriguez agreed to serve as the Chief Financial Officer of the Company. The Agreement was effective on August 7, 2013. Pursuant to the terms of the Employment Agreement, Mr. Rodriguez shall receive an annual salary of $150,000,w hich was subsequently increased to $200,000 per annum. In addition to the salary, Mr. Rodriguez will be entitled to receive health and fringe benefits that are generally available to the Company’s management employees. As additional compensation, the Company granted Mr. Rodriguez options to acquire 30,000 shares of common stock at an exercise price of $4.00 per share for a period of two years.

Grants of Plan Based Awards

We granted awards to the Named Executive Officers in the fiscal year ended December 31, 2016, as follows:

Name	Grant Date	Threshold	Target	Maximum	All Other Stock Awards: Number of Shares of Stock or Units	All Other Stock Awards: Number of Securities Underlying	Exercise Price of Options Awards	Grant Data Fair Value of Stock and Options Awards
Stephen S. Burns	8/16/2016		10,000		10,000		7.2100	3.1766
CEO and Director	8/16/2016		35,000		35,000		7.2100	3.1766
	2/3/2016		40,000		40,000		4.9900	2.2071

Duane Hughes	8/16/2016		22,000		22,000		7.2100	3.1766
President	2/3/2016		25,000		25,000		4.9900	2.2071

Julio C. Rodriguez	8/16/2016		22,000		22,000		7.2100	3.1766
Chief Financial Officer	2/3/2016		25,000		25,000		4.9900	2.2071

Option Exercises and Stock Vested

There were no options exercised or stock vested for the year ended December 31, 2016.

Outstanding Equity Awards

The following table sets forth information with respect to the outstanding equity awards of our principal executive officers and principal financial officer during 2014, and each person who served as an executive officer of the Company as of December 31, 2015 :

	Outstanding Equity Awards at Fiscal Year-End
	Option awards					Stock awards
Name and principal position	Number of securities underlying unexercised options (#) Exercisable	Number of securities underlying unexercised options (#) Unexercisable	Equity incentive plan awards: Number of securities underlying unexercised options (#)	Options exercise price ($)	Option expiration Date	Number of shares or units of stock that have not vested (#)	Market value of shares or units of stock that have not vested ($)	Equity incentive plan awards: Number of unearned shares other rights that have not vested (#)	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested ($)
Stephen S. Burns	10,000	7,222	0	$7.21	8/15/2021	0	$0	0	$0
CEO and Director	35,000	25,278	0	$7.21	8/15/2021	0	$0	0	$0
	40,000	13,333	0	$4.99	2/1/2021	0	$0	0	$0
	50,000	2,778	0	$1.75	8/11/2020	0	$0	0	$0
	50,000	0	0	$1.40	12/18/2019	0	$0	0	$0
	16,667	0	0	$0.10	6/30/2019	0	$0	0	$0
	40,000	0	0	$0.10	6/30/2019	0	$0	0	$0
	50,000	0	0	$0.10	6/30/2019	0	$0	0	$0
	174,773	0	0	$0.10	6/30/2019	0	$0	0	$0
	40,000	0	0	$2.90	3/14/2018	0	$0	0	$0
	30,000	0	0	$7.20	12/5/2020	0	$0	0	$0
	60,000	0	0	$4.00	11/15/2020	0	$0	0	$0

Duane Hughes	22,000	15,889	0	$7.21	8/15/2021	0	$0	0	$0
President	25,000	8,333	0	$4.99	2/1/2021	0	$0	0	$0
	20,000	1,111	0	$1.75	8/11/2020	0	$0	0	$0

Julio C. Rodriguez	22,000	15,889	0	$7.21	8/15/2021	0	$0	0	$0
CFO	25,000	8,333	0	$4.99	2/1/2021	0	$0	0	$0
	25,000	1,389	0	$1.75	8/11/2020	0	$0	0	$0
	15,000	0	0	$1.40	12/18/2019	0	$0	0	$0
	49,323	0	0	$0.10	6/30/2019	0	$0	0	$0
	4,110	0	0	$0.10	6/30/2019	0	$0	0	$0
	20,000	0	0	$0.10	6/30/2019	0	$0	0	$0
	30,000	0	0	$4.00	8/6/2018	0	$0	0	$0

No Pension Benefits

The Company does not maintain any plan that provides for payments or other benefits to its executive officers at, following or in connection with retirement and including, without limitation, any tax-qualified defined benefit plans or supplemental executive retirement plans.

No Nonqualified Deferred Compensation

The Company does not maintain any defined contribution or other plan that provides for the deferral of compensation on a basis that is not tax-qualified.

Director Compensation

Name	Fees Earned or Paid in Cash $	Stock Awards $	Option Awards $	Non-equity Incentive Plan Compensation $	Change in Pension Value and Non-Qualified Degerred Compensation Earnings $	All Other Compensation $	Total $
Raymond Chess	53,333	-		-	-	-	53,333
Benjamin Samuels	16,667	-		-	-	-	16,667
Gerald Budde	16,667	-		-	-	-	16,667
Stephen S. Burns	16,667	-		-	-	-	16,667
James Taylor *	56,667	-		-	-	-	56,667

*	Resigned

Directors’ and Officers’ Insurance

The Company has purchased directors and officers liability insurance (“D&O Liability Insurance”) for the benefit of its directors and officers, and the directors and officers of its subsidiaries, against liability incurred by them in the performance of their duties as directors and officers of the Company, or its subsidiaries, as the case may be. The amount of premium paid with respect to D&O Liability Insurance for the fiscal year ended December 31, 2016, was $121.2 thousand. The entire premium is paid by the Company. The Company’s D&O Liability Insurance is comprised of the following policies:

D&O Liability Insurance	Annual Limit	Deductible
Primary and Excess Policy	$5,000,000	$750,000	(1)
Side A – DIC Policy (2)	N/A	N/A

(1)	Not applicable to non-indemnifiable loss, crisis loss or derivative investigation costs. There is a $250,000 dedcutibel for Indemnifiable Non-Securities Claims, $500,000 deductible for Indemnifiable Securities Claims and a $750,000 deductible for Indemnifiable M&A Claims

(2)	In prior years there was a $1M Side A excess of (Primary + Excess) $4M D&O policies. At the July 22, 2016, renewal, a single $5N D&O policy was purchased to replace the previous layered program.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information, as of March 14, 2017 with respect to the beneficial ownership of the outstanding common stock by (i) any holder of more than five (5%) percent; (ii) each of the Company’s executive officers and directors; and (iii) the Company’s directors and executive officers as a group. Except as otherwise indicated, each of the stockholders listed below has sole voting and investment power over the shares beneficially owned.

Name of Beneficial Owner (1)		Common Stock Beneficially Owned	Percentage of Common Stock (2)
Joseph T. Lukens	(3)	6,695,335	18.6%
Stephen D. Baksa 2 Woods Lane Chatham, NJ 07928	(4)	3,389,442	9.4%
Stephen S. Burns *	(5)	1,523,126	4.1%
Benjamin Samuels *	(6)	1,202,856	3.3%
Raymond Chess *	(7)	180,000	**
Gerald Budde *	(8)	135,000	**
Duane Hughes*	(9)	67,000	**
Julio C. Rodriguez *	(10)	190,433	**

Executive officers and directors as a group		3,298,415	7.5%

*	Executive officer and/or director of the Company.

**	Less than 1%

(1)	Except as otherwise indicated, the address of each beneficial owner is c/o Workhorse Group Inc, 100 Commerce Drive, Loveland, Ohio 45140

(2)	Applicable percentage ownership is based on 35,956,697 shares of common stock outstanding as of March 14, 2017. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock that are currently exercisable or exercisable within 60 days of March 14, 2017 are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.
(3)	Represents (i) 3,491,888 shares of common stock held directly by Mr. Lukens; (ii) 154,871 shares of common stock held by The Joe & Kim Lukens Foundation; (iii) 2,697,147 shares of common stock held by the US Trust Company of Delaware Administrative Trustee of the Joe & Kim Lukens Dynasty Trust; (iv) 25,000 shares of common stock held by the Joseph T Lukens, Jr. and Gerald Budde, Co-Trustee of the Joseph T. Lukens, Jr. Irrevocable Trust for Nathan J. Lukens U/T/A Dated 2/23/2016; (v) 25,000 shares of common stock held by the Joseph T Lukens, Jr. and Gerald Budde, Co-Trustee of the Joseph T. Lukens, Jr. Irrevocable Trust for Roman E. Lukens U/T/A Dated 2/23/2016; and (vi) a common stock purchase warrant to acquire 571,429 shares of common stock at $5.28 per share. On February 10, 2017, the Reporting Person resigned from all positions with Our Lady of America Ministries Inc., an Ohio 501(c)(3) charity which holds 570,000 shares of common stock of the Company
(4)	Represents (i) 3,358,421 shares of common stock held directly by the Mr. Baksa; and (ii) 31,000 shares of common stock held by the Stephen D. Baksa 2012 Trust F/B/O Sarah E. Marra, F/B/O Brian S. Baksa.
(5)	Represents (i) 767,337 shares of common stock held by Mr. Burns, (ii) 50,000 shares of common stock held by Mr. Burns’ wife, (iii) a stock option to acquire 35,000 shares of common stock at $7.21 per share, (iv) a stock option to acquire 10,000 shares of common stock at $7.21 per share , (iv) a stock option to acquire 40,000 shares of common stock at $4.99 per share, (v) a stock option to acquire 50,000 shares of common stock at $1.75 per share, (vi) a stock option to acquire 50,000 shares of common stock at $1.40 per share, (vii) a stock option to acquire 281,440 shares of common stock at $0.10 per share, (viii) a stock option to acquire 50,000 shares of common stock at $1.75 per share, (ix) a stock option to acquire 40,000 shares of common stock at $2.90 per share, (x) a stock option to acquire 50,000 shares of common stock at $6.00 per share, (xi) a stock option to acquire 30,000 shares of common stock at $1.10 per share, (xii) a stock option to acquire 30,000 shares of common stock at $7.20 per share, (xiii) a stock option to acquire 60,000 shares of common stock at $4.00 per share and (xiv) a common stock purchase to acquire 29,350 shares of common stock at $1.50 per share
(6)	Represents (i) 762,532 shares of common stock held by Samuel 2012 Children's Trust UAD 10/28/12 (the "Trust"), (ii) a common stock purchase warrant to acquire 237,467 shares of common stock at an exercise price of $5.28 per share held by the Trust, (iii) a common stock purchase warrant to acquire 142,857 shares of common stock at an exercise price of $5.28 per share held by the Trust, and (iv) a stock option to acquire 50,000 shares of common stock at $7.01 per share and (v) a stock option to acquire 10,000 shares of common stock at $7.21 per share. . Mr. Samuels is a trustee of the Trust.
(7)	Represents a stock option to acquire 180,000 shares of common stock at $1.89 per share.
(8)	Represents (i) 75,000 shares of common stock, (ii) stock option to acquire 50,000 shares of common stock at an exercise price of $7.01 per share and (iii) a common stock purchase warrant to acquire 10,000 shares of common stock at $7.21 per share.
(9)	Represents 67,000 shares of common stock at $4.75 per share.
(10)	Represents a stock option to acquire 190,433 shares of common stock at $2.50 per share.

Changes in Control

We have no knowledge of any arrangements, including any pledge by any person of our securities, the operation of which may, at a subsequent date, result in a change in our control.

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

Director Independence

The Board of Directors has determined that Gerald Budde, H. Benjamin Samuels and Harry DeMott each qualify as independent directors under the listing standards of the Nasdaq.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The total fees charged to the Company by Clark Schaefer Hackett & Company, the Company's independent registered public accounting firm, are as follows ($ thousands):

	Audit	Taxes	Other	Total
2016	47.0	6.1	47.2	100.4
2015	71.2	4.8	2.4	78.4

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

The Audit Committee is responsible for the pre-approval of audit and permitted non-audit services to be performed by the Company’s independent auditor. The Audit Committee will, on an annual basis, consider and, if appropriate, approve the provision of audit and non-audit services by the auditor. Thereafter, the Audit Committee will, as necessary, consider and, if appropriate, approve the provision of additional audit and non-audit services by the auditor which are not encompassed by the Audit Committee’s annual pre-approval and are not prohibited by law. The Audit Committee has delegated to the Chair of the Audit Committee the authority to pre-approve, on a case-by-case basis, non-audit services to be performed by the auditor. The Audit Committee has approved all audit and permitted non-audit services performed by the auditor for the year ended December 31, 2016.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The Company’s financial statements filed as part of this report are listed in the Table of Contents and provided in response to Item 8.

Exhibits required by Item 601 of Regulation S-K:

Exhibit No.	Description
3.1	Certificate of Designation for Series A Preferred Stock (1)
3.2	Certificate of Change (2)
3.3	Certificate of Correction (2)
3.4	Articles of Merger (3)
3.5	Certificate of Correction (Articles of Merger) (3)
3.6	Certificate of Amendment to the Certificate of Incorporation (4)
3.7	Certificate of Incorporation (5)
3.8	Articles of Merger between AMP Holding Inc. Workhorse Group Inc. (16)
3.9	Certificate of Change filed December 9, 2015 (20)
4.1	Stock Option to acquire 500,000 shares of common stock issued to James Taylor dated May 25, 2011 (6)
4.2	Common Stock Purchase Warrant to acquire 500,000 shares of common stock issued to James Taylor dated May 25, 2011 (6)
4.3	Stock Option to acquire 500,000 shares of common stock issued to Stephen Burns dated May 25, 2011 (6)
4.4	Common Stock Purchase Warrant to acquire 500,000 shares of common stock issued to Stephen Burns dated May 25, 2011 (6)
4.5	Conversion Letter Agreement by and between Stephen Burns and AMP Holding Inc. (7)
4.6	Form of Warrant by and between AMP Holding Inc. and the January 2013 Accredited Investor (8)
4.7	Common Stock Purchase Warrant issued to Stephen Baksa (9)
4.8	2014 Incentive Stock Plan (11)
4.9	Form of Common Stock Purchase issued to Joseph T. Lukens (14)
4.10	Form of Common Stock Purchase Warrant issued to the December 2014 Investors (14)
4.11	Stock Option Agreement issued to James Taylor dated February 13, 2015 (14)
4.12	Form of Subscription Agreement by and between Workhorse Group Inc. and the 2015 Accredited Investors (17)
4.13	Form of Securities Purchase Agreement entered between Workhorse Group Inc. and the November 2015 Investors (18)
4.14	Form of 6% Convertible Promissory Note issued to the November 2015 Investors (18)
4.15	Form of Stock Purchase Warrant issued to the November 2015 Investors (18)
4.16	Form of Securities Purchase Agreement entered between Workhorse Group Inc. and the Convertible Note Investor (19)
4.17	Form of 6% Convertible Promissory Note issued to the Investors (19)
4.18	Form of Stock Purchase Warrant issued to the Investors (19)
4.19	Stock Option Agreement by and between Workhorse Group Inc. and Gerald Budde dated December 17, 2015 (21)
4.20	Stock Option Agreement by and between Workhorse Group Inc. and H. Benjamin Samuels dated December 17, 2015 (21)
4.21	Stock Option Agreement by and between Workhorse Group Inc. and Harry DeMott dated September 16, 2016 (24)
4.22	Intentionally left blank.
4.23	Securities Purchase Agreement entered between Workhorse Group Inc. and Joseph T. Lukens dated January 10, 2017 (26)
4.24	6% Convertible Debenture issued to Joseph T. Lukens dated January 10, 2017 (26)

10.1	Share Exchange Agreement dated as of December 28, 2009 by and among Advanced Mechanical Products, Inc., the shareholders of Advanced Mechanical Products, Inc. and Title Starts Online, Inc. (1)
10.2	Employment Agreement by and between AMP Holding Inc. and Stephen S. Burns dated December 8, 2010 (12)
10.3	Letter Agreement by and between AMP Holding Inc. and Martin J. Rucidlo dated August 24, 2012 (13)
10.4	Asset Purchase Agreement by and between Workhorse Custom Chassis, LLC, as Seller, and AMP Trucks Inc., as Buyer dated as of March 4, 2013 (10)
10.5	Amendment No. 1 to the Asset Purchase Agreement by and between Workhorse Custom Chassis, LLC, as Seller, and AMP Trucks Inc., as Buyer dated as of March 13, 2013 (10)
10.6	Employment Agreement between AMP Holding Inc. and Julio C. Rodriguez dated August 15, 2013 (14)
10.7	Director Agreement by and between AMP Holding Inc. and Raymond Chess dated October 24, 2013 (15)
10.8	Director Agreement by and between Workhorse Group Inc. and Gerald Budde dated December 17, 2015 (21)
10.9	Director Agreement by and between Workhorse Group Inc. and Benjamin Samuels dated December 17, 2015 (21)
10.10	Director Agreement by and between Workhorse Group Inc. and Harry DeMott dated September 15, 2016 (24)
10.11	Form of Warrant Exercise Agreement (25)
10.12	Conversion Agreement between Jospeh T. Lukens and the Company dated January 27, 2017 (27)
21.1	List of Subsidiaries (28)
23.1	Consent of Clark, Schaefer, Hackett & Co
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Nominating and Corporate Governance Committee Charter adopted by the Board of Directors of Workhorse Group Inc. on December 17, 2015(21)
99.2	Compensation Committee Charter adopted by the Board of Directors of Workhorse Group Inc. on December 17, 2015 (21)
99.3	Audit Committee Charter adopted by the Board of Directors of Workhorse Group Inc. on December 17, 2015 (21)
EX-101.INS	XBRL INSTANCE DOCUMENT
EX-101.SCH	XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT
EX-101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE
EX-101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE
EX-101.LAB	XBRL TAXONOMY EXTENSION LABELS LINKBASE
EX-101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

(1)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on January 4, 2010.
(2)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on May 25, 2010.
(3)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on May 25, 2010.
(4)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on September 10, 2010.
(5)	Incorporated by referenced to the Form SB-2 Registration Statement filed with the Securities and Exchange Commission on February 4, 2008.
(6)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on June 1, 2011.
(7)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on July 11, 2012.
(8)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on February 5, 2013.
(9)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on February 28, 2013.
(10)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on March 13, 2013.
(11)	Incorporated by reference to the Form S-8 Current Report filed with the Securities and Exchange Commission on January 17, 2014.
(12)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on December 13, 2010.
(13)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on August 30, 2012.
(14)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on August 16, 2013.
(15)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on October 30, 2013.
(16)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on April 16, 2015.
(17)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on September 10, 2015.
(18)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on November 12, 2015.
(19)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on November 12, 2015.
(20)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on December 10, 2015.
(21)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on December 21, 2015.
(22)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on March 30, 2016.
(23)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on July 8, 2016.
(24)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on September 9, 2016.
(25)	Incorporated by reference to the Form S-3/A Registration Statement filed with the Securities and Exchange Commission on December 12, 2016.
(26)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on January 12, 2017.
(27)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on February 1, 2017.
(28)	Incorporated by reference to the Form 10-Q Quarterly Report filed with the Securities and Exchange Commission on November 14, 2017.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

WORKHORSE GROUP INC.

Dated: March 14, 2017	By:	/s/ Stephen S. Burns
	Name:	Stephen S. Burns
	Title:	Chief Executive Officer (Principal Executive Officer)

Dated: March 14, 2017	By:	/s/ Julio C. Rodriguez
	Name:	Julio C. Rodriguez
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on March 14, 2017, on behalf of the registrant and in the capacities indicated.

Signature	Title

/s/ Stephen S. Burns	Chief Executive Officer and Director
Stephen S. Burns	(Principal Executive Officer)

/s/ Julio C. Rodriguez	Chief Financial Officer
Julio C. Rodriguez	(Principal Financial Officer)

/s/ Raymond Chess	Director
Raymond Chess

/s/ Gerald Budde	Director
Gerald Budde

/s/ H. Benjamin Samuels	Director
H. Benjamin Samuels

/s/ Harry DeMott	Director
Harry DeMott

