Form 10-Q
period 2017-03-31
Workhorse Group Inc.
filed 2017-05-10
CIK 1425287

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

or

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

844-937-9547

Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $0.001 par value per share	35,966,683
(Class)	(Outstanding at May 5, 2017)

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

All references in this Form 10-K that refer to the “Company”, “Workhorse Group”, “Workhorse”, “we,” “us” or “our” are to Workhorse Group Inc. and unless otherwise differentiated, its wholly-owned subsidiaries, Workhorse Technologies Inc., Workhorse Motor Works Inc. and Workhorse Properties Inc.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Workhorse Group, Inc.

Consolidated Balance Sheets

March 31, 2017 Unaudited and December 31, 2016

	March 31, 2017	December 31, 2016
Assets

Current assets:
Cash and cash equivalents	$10,240,895	$469,570
Accounts receivable	978,000	628,700
Lease receivable current	95,096	98,400
Inventory	5,067,487	2,464,835
Prepaid expenses and deposits	1,533,537	255,163
	17,915,015	3,916,668

Property, plant and equipment, net	5,895,372	6,002,631
Lease receivable long-term	213,080	320,494

	$24,023,467	$10,239,793

Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable	$2,618,499	$3,923,758
Accounts payable, related parties	24,097	101,339
Shareholder advances	-	229,772
Current portion of long-term debt	80,003	79,521
	2,722,599	4,334,390

Long-term debt	2,083,159	2,088,429

Stockholders' equity:
Series A preferred stock, par value of $.001 per share 75,000,000 shares authorized, 0 shares issued and outstanding at March 31, 2017 and December 31, 2016	-	-
Common stock, par value of $.001 per share 50,000,000 shares authorized, 35,956,800 shares issued and outstanding at March 31, 2017 and 27,578,864 shares issued and outstanding at December 31, 2016	35,957	27,579
Additional paid-in capital	90,175,571	66,862,608
Accumulated deficit	(70,993,819)	(63,073,213)
	19,217,709	3,816,974

	$24,023,467	$10,239,793

See accompanying notes to consolidated financial statements.

Workhorse Group, Inc.

Consolidated Statements of Operations

For the Three Months Ended March 31, 2017 and 2016

(Unaudited)

	2017	2016

Sales	$1,778,037	$236,000

Cost of Sales	4,312,088	464,377
Gross loss	(2,534,051)	(228,377)

Operating Expenses
Selling, general and administrative	2,107,582	1,170,992
Research and development	3,243,322	2,940,940
Total operating expenses	5,350,904	4,111,932

Interest expense, net	35,651	39,703

Net loss	$(7,920,606)	$(4,380,012)

Basic and diluted loss per share	$(0.24)	$(0.23)

Weighted average number of common shares outstanding	32,965,419	21,580,604

See accompanying notes to consolidated financial statements.

Workhorse Group, Inc.

Consolidated Statements of Cash Flows

For the Three Months Ended March 31, 2017 and 2016

(Unaudited)

	2017	2016

Cash flows from operating activities:
Net loss	$(7,920,606)	$(4,380,012)
Adjustments to reconcile net loss from operations to cash used by operations:
Depreciation	143,142	93,469
Stock based compensation	327,262	233,057
Write down of inventory	-	78,917
Effects of changes in operating assets and liabilities:
Accounts receivable	(349,300)	(20,000)
Inventory	(2,602,652)	-
Prepaid expenses and deposits	(1,278,374)	(94,808)
Accounts payable	(1,278,532)	908,671
Accounts payable, related parties	(77,242)	(213,618)

Net cash used by operations	(13,036,302)	(3,394,324)

Cash flows from investing activities:
Capital expenditures	(35,883)	(28,899)
Proceeds from lease receivable	110,718	-

Net cash used by investing activities	74,835	(28,899)

Cash flows from financing activities:

Payments on long-term debt	(4,788)	(2,722,500)
Shareholder advances, net of repayments	-	1,575,500
Issuance of common stock	22,485,999	-
Exercise of warrants and options	251,581	2,110,000

Net cash provided by financing activities	22,732,792	963,000

Change in cash and cash equivalents	9,771,325	(2,460,223)

Cash at the beginning of the period	469,570	7,677,163
Cash at the end of the period	$10,240,895	$5,216,940

Supplemental disclosure of non-cash activities:

During the three months ended March 31, 2017, the Company converted Shareholder advances of $229,772 and accrued interests of $26,727 to common stock of $172 and additional paid-in capital of $256,327.

During the three months ended March 31, 2016, notes payable of $13,534,426 and accounts payable of $112,487, net of $2,271,637 in prepaid expenses related to the 2015 PPM offering, were converted to equity.

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

On December 28, 2009, the Company entered into and closed a Share Exchange Agreement with the Shareholders of Advanced Mechanical Products, Inc. (n/k/a Workhorse Technologies, Inc.) (AMP or Workhorse Technologies) pursuant to which the Company acquired 100% of the outstanding securities of AMP in exchange for 14,890,904 shares of the Company’s common stock. Considering that, following the merger, the AMP Shareholders control the majority of the outstanding voting common stock of the Company, and effectively succeeded the Company’s otherwise minimal operations to those that are AMP. AMP is considered the accounting acquirer in this reverse-merger transaction. A reverse-merger transaction is considered and accounted for as a capital transaction in substance; it is equivalent to the issuance of AMP securities for net monetary assets of the Company, which are de minimis, accompanied by a recapitalization. Accordingly, goodwill or other intangible assets have not been recognized in connection with this reverse merger transaction. AMP is the surviving entity and the historical financials following the reverse merger transaction will be those of AMP. The Company was a shell company immediately prior to the acquisition of AMP pursuant to the terms of the Share Exchange Agreement. As a result of such acquisition, the Company operations are now focused on the design, marketing and sale of vehicles with an all-electric power train and battery systems. Consequently, we believe that acquisition has caused the Company to cease to be a shell company as it now has operations. The Company formally changed its name to AMP Holding Inc. on May 24, 2010.

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

The Company’s wholly owned subsidiaries include Workhorse Technologies Inc., Workhorse Motor Works Inc. and Workhorse Properties Inc

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

In view of these matters, continuation as a going concern is dependent upon the continued operations of the Company, which, in turn, is dependent upon the Company’s ability to meet its financial requirements, raise additional capital, and successfully carry out its future operations. The financial statements do not include any adjustments to the amount and classification of assets and liabilities that may be necessary, should the Company not continue as a going concern.

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

Certain reclassifications were made to the prior year financial statements to conform to the current year presentation. These reclassifications had no effect on previously reported results of operation or stockholders’ equity.

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

Lease receivable

The Company’s leasing activities consist of the leasing of trucks which are classified as direct financing leases.  Revenue is recognized at the inception of the lease.  The leases have a term of 8 years.  Future payments to be received on the leases are as follows:

2017	$95,096
2018	31,030
2019	41,375
2020	41,375
2021	41,375
There after	57,925
$308,176

Inventory

Inventory is stated at the lower of cost or market under the average method, and consists of parts and work in process.

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

Revenue recognition / customer deposits

It is the Company’s policy that revenues will be recognized in accordance with SEC Staff Bulletin (SAB) No. 104, “Revenue Recognition”. Under SAB 104, product revenues (or service revenues) are recognized when persuasive evidence of an arrangement exists, delivery has occurred (or service has been performed), the sales price is fixed and determinable, and collectability is reasonably assured.

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

As no taxable income has occurred from the date of this merger to March 31, 2017 cumulative deferred tax assets of approximately $20.5 million are fully reserved, and no provision or liability for federal or state income taxes has been included in the financial statements. Carryover amounts are:

Approximate net operating loss ($ millions)	Carryover to be used against taxable income generated through year

3.6	2030
6.7	2031
3.9	2032
4.7	2033
6.1	2034
9.0	2035
18.7	2036
7.6	2037

Research and development costs

The Company expenses research and development costs as they are incurred. Research and Development costs were approximately $3.2 million and $2.9 million for the three-months ended March 31, 2017 and 2016 respectively, consisting primarily of personnel costs for our teams in engineering and research, prototyping expense, and contract and professional services. Union City plant expenses prior to the start of production are also included in research and development expenses.

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

Subsequent events

The Company evaluates events and transactions occurring subsequent to the date of the consolidated financial statements for matters requiring recognition or disclosure in the consolidated financial statements. The accompanying consolidated financial statements consider events through May 10, 2017, the date on which the consolidated financial statements were available to be issued.

2.	INVENTORY

As of March 31, 2017, and December 31, 2016, our inventory consisted of the following:

	2017	2016
Finished Goods	$-	$212,884
Work in Process	-	987,665
Parts	5,067,487	1,264,286
	$5,067,487	$2,464,835

3.	PROPERTY, PLANT AND EQUIPMENT, NET

As of March 31, 2017, and December 31, 2016, our property, plant and equipment, net, consisted of the following:

	2017	2016
Land	$700,000	$700,000
Buildings	5,900,000	5,900,000
Leasehold Improvements	19,225	19,225
Software	57,587	57,587
Equipment	808,512	808,512
Vehicles and prototypes	98,788	62,905
	7,584,112	7,548,229
Less accumulated depreciation	(1,688,740)	(1,545,598)
	$5,895,372	$6,002,631

4.	LONG-TERM DEBT

Long-term debt consists of the following:

	March 31, 2017	December 31, 2016
Secured mortgage payable to Bank for the purchase of the 100 Commerce Drive Building due in monthly installments of $11,900.	$1,763,162	$1,767,950
Note payable, former building owner interest payment only due in monthly installments of $1,604 interest at 5.5%. A balloon payment of $350 thousand plus unpaid interest due August 2018.	350,000	350,000
Note payable to the City of Loveland with interest of 8%. The note is unsecured and contains restrictions on the use of proceeds.	50,000	50,000

	2,163,162	2,167,950
Less current portion	80,003	79,521
Long term debt	$2,083,159	$2,088,429

Aggregate maturities of debt are as follows:

2017	$72,319
2018	381,499
2019	33,607
2020	35,858
2021	38,260
Thereafter	1,601,619
$2,163,162

The note payable to the City of Loveland contains job creation incentives whereby each annual payment may be forgiven by the City upon the Company meeting minimum job creation benchmarks. This loan agreement amended the incentives to 30 full time employees within the City of Loveland with payroll totaling $135,000 by October 31, 2013 and 40 employees with payroll totaling $175,000 by July 31, 2014, continuing with an average of 40 employees with payroll totaling $175,000 thereafter. The proceeds from this loan were to be used for qualified disbursements only, and the Company has been notified it did not meet the requirements for qualified disbursements and for forgiveness of the 2012 principal and interest payment, which is past due. In 2013, the Company made payments to an escrow account totaling $22,900.

5.	SHAREHOLDER AND RELATED PARTY ADVANCES

As of March 31, 2017, the balance of Shareholders’ advances was converted to equity.

6.	LEASE OBLIGATIONS

On October 1, 2011, the Company began leasing operating facilities under an agreement expiring on September 30, 2018. The lease expense for the first quarter of 2016 was $38,928. The building subject to the lease was purchased in December 2016.

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

The following table summarizes option activity for directors, officers and employees:

		Outstanding Stock Options
	Options Available for Grant	Number of Options	Weighted Average Exercise Price per Option	Weighted Average Grant Date Fair Value per Option	Weighted Average Remaining Exercise Term in Months
Balance December 31, 2015	757,471	1,980,434	$2.21	$1.46	49
Additional stock reserved	500,000	-	$-	$-	-
Granted	(794,500)	794,500	$6.38	$2.82	58
Exercised	-	(138,113)	$1.79	$0.49	-
Forfeited	-	-	$-	$-	-
Expired	492,500	(492,500)	$3.83	$1.65	-
Balance December 31, 2016	955,471	2,144,321	$2.46	$1.53	43
Additional stock reserved	-	-	$-	$-	-
Granted	-	-	$-	$-	-
Exercised	-	(1,103)	$1.43	$0.50	-
Forfeited	-	-	$-	$-	-
Expired	-	-	$-	$-	-
Balance March 31, 2017	955,471	2,143,218	$3.17	$1.84	43

The Company recorded $324,633 and $217,262 compensation expense for stock options to directors, officers and employees for the three months ended March 31, 2017 and 2016 respectively. As of March 31, 2017, unrecognized compensation expense of $885,849 is related to non-vested options granted to directors, officers and employees which is anticipated to be recognized over the next 11 months, commensurate with the vesting schedules.

Options to consultants

The Company has also granted, on various dates, stock options to purchase common stock of the Company to consultants for services previously provided to the Company. The terms, exercise prices and vesting of these awards vary.

The following table summarizes option activity for consultants:

		Outstanding Stock Options
	Options Available for Grant	Number of Options	Weighted Average Exercise Price per Option	Weighted Average Grant Date Fair Value per Option	Weighted Average Remaining Exercise Term in Months
Balance December 31, 2015	99,303	306,773	$0.36	$1.01	41
Additional stock reserved	-	-	$-	$-	-
Granted	(9,000)	9,000	$4.99	$0.44	52
Exercised	-	(138,312)	$0.34	$0.81	-
Forfeited	-	-	$-	$-	-
Expired	-	-	$-	$-	-
Balance December 31, 2016	90,303	177,461	$0.49	$1.05	37
Additional stock reserved	-	-	$-	$-	-
Granted	-	-	$-	$-	-
Exercised	-	-	$-	$-	-
Forfeited	-	-	$-	$-	-
Expired	-	-	$-	$-	-
Balance March 31, 2017	90,303	177,461	$0.57	$1.11	32

The Company recorded $2,629 and $15,795 compensation expense for stock options to consultants for the three months ended March 31, 2017 and 2016 respectively. As of March 31, 2017, unrecognized compensation expense of $2,629 is related to non-vested options granted to consultants which is anticipated to be recognized over the next 5 months, commensurate with the vesting schedules.

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

The following table summarizes warrant activity for the placement agent and consultants:

		Outstanding Warrants
	Warrants Available for Grant	Number of Warrants	Weighted Average Exercise Price per Warrant	Weighted Average Grant Date Fair Value per Warrant	Weighted Average Remaining Exercise Term in Months
Balance December 31, 2015	210,227	306,823	$2.79	$1.26	9
Additional stock reserved	-	-	$-	$-	-
Granted	-	-	$-	$-	-
Exercised	-	(60,160)	$2.69	$0.43	-
Forfeited	-	-	$-	$-	-
Expired	-	(87,458)	$6.00	$2.70	-
Balance December 31, 2016	210,227	159,205	$2.56	$1.16	17
Additional stock reserved	-	-	$-	$-	-
Granted	-	-	$-	$-	-
Exercised	-	-	$-	$-	-
Forfeited	-	-	$-	$-	-
Expired	-	-	$-	$-	-
Balance March 31, 2017	210,227	159,205	$2.56	$1.16	5

The Company recorded no compensation expense for stock warrants to the placement agent and consultants for the three months ended March 31, 2017 and 2016 respectively. There is no unrecognized compensation expense for the placement agent warrants because they are fully vested at date of grant.

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

The following table summarizes warrant activity for directors and officers:

Outstanding Warrants
	Warrants Available for Grant	Number of Warrants	Weighted Average Exercise Price per Warrant	Weighted Average Grant Date Fair Value per Warrant	Weighted Average Remaining Exercise Term in Months
Balance December 31, 2015	348,925	338,925	$20.00	$1.02	4
Additional stock reserved	-	-	-	-	-
Granted	-	-	-	-	-
Exercised	-	-	-	-	-
Forfeited	-	-	-	-	-
Expired	-	(150,000)	20.00	0.15	-
Balance December 31, 2016	348,925	188,925	$20.00	$1.02	4
Additional stock reserved	-	-	-	-	-
Granted	-	-	-	-	-
Exercised	-	-	-	-	-
Forfeited	-	-	-	-	-
Expired	-	-	-	-	-
Balance March 31, 2017	348,925	188,925	$20.00	$1.02	4

The Company recorded no compensation expense for stock warrants to directors and officers for the three months ended March 31, 2017 and 2016. There is no unrecognized compensation expense for these warrants because they are fully vested at date of grant.

8.	RECENT PRONOUNCEMENTS

In April 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, and affects the guidance in ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which is not yet effective. ASU No. 2016-10 clarifies the following two aspects of Topic 606: evaluating whether promised goods and services are separately identifiable, and determining whether an entity’s promise to grant a license provides a customer with either a right to use the entity’s intellectual property, which is satisfied at a point in time, or a right to access the entity’s intellectual property, which is satisfied over time. ASU No. 2016-10 is effective for public companies for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Transitional guidance is included in the update. Earlier adoption is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. Adoption of ASU No. 2016-10 is not expected to have a material impact on the Company’s consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, and affects all entities that issue share-based payment awards to their employees. The new guidance involves several aspects of the accounting for share-based payment transactions, including income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. Under ASU No. 2016-09, any excess tax benefits or tax deficiencies should be recognized as income tax expense or benefit in the income statement. Excess tax benefits are to be classified as an operating activity in the statement of cash flows. In accruing compensation cost, an entity can make an entity-wide accounting policy election to either estimate the number of awards that are expected to vest, as required under current guidance, or account for forfeitures when they occur. For an award to qualify for equity classification, an entity cannot partially settle the award in excess of the employer’s maximum statutory withholding requirements. Such cash paid by an employer when directly withholding shares for tax withholding purposes should be classified as a financing activity in the statement of cash flows. The amendments in ASU No. 2016-09 are effective for public business entities for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2016. Early adoption is permitted. Adoption of ASU No. 2016-07 is not expected to have a material impact on the Company’s consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net), and affects the guidance in ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606),” which is not yet effective. When another party is involved in providing goods or services to a customer, ASU No. 2014-09 requires an entity to determine whether the nature of its promise is to provide the specified good or service itself (that is, the entity is a principal) or to arrange for that good or service to be provided by the other party (that is, the entity is an agent). The amendments in ASU No. 2016-08 are intended to improve the operability and understandability of the implementation guidance in ASU No. 2014-09 on principal versus agent considerations by offering additional guidance to be considered in making the determination. ASU No. 2016-08 is effective for public companies for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Transitional guidance is included in the update. Earlier adoption is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. Adoption of ASU No. 2016-08 is not expected to have a material impact on the Company’s consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), and requires a lessee to recognize in the statement of financial position a liability to make lease payments (“the lease liability”) and a right-of-use asset representing its right to use the underlying asset for the lease term, initially measured at the present value of the lease payments. When measuring assets and liabilities arising from a lease, the lessee should include payments to be made in optional periods only if the lessee is reasonably certain, as defined, to exercise an option to the lease or not to exercise an option to terminate the lease. Optional payments to purchase the underlying asset should be included if the lessee is reasonably certain it will exercise the purchase option. Most variable lease payments should be excluded except for those that depend on an index or a rate or are in substance fixed payments. A lessee shall classify a lease as a finance lease if it meets any of five listed criteria: 1) The lease transfers ownership of the underlying asset to the lessee by the end of the lease term. 2) The lease grants the lessee and option to purchase the underlying asset that the lessee is reasonably certain to exercise. 3) The lease term is for the major part of the remaining economic life of the underlying asset. 4) The present value of the sum of the lease payments and any residual value guaranteed by the lessee equals or exceeds substantially all of the fair value of the underlying asset. 5) The underlying asset is of such a specialized nature that it is expected to have no alternative use to the lessor at the end of the lease term. For finance leases, a lessee shall recognize in the statement of comprehensive income interest on the lease liability separately from amortization of the right-of-use asset. Amortization of the right-of-use asset shall be on a straight-line basis, unless another basis is more representative of the pattern in which the lessee expects to consume the right-of-use asset’s future economic benefits. If the lease does not meet any of the five criteria, the lessee shall classify it as an operating lease and shall recognize a single lease cost on a straight-line basis over the lease term. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. If a lessee makes this election, it should recognize lease expense for such leases generally on a straight-line basis over the lease term. The amendments in this update are to be applied using a modified retrospective approach, as defined, and are effective for public business entities for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2018. Early application is permitted. The Company is currently evaluating the financial statement impact of adopting the new guidance.

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

9.

PRIVATE PLACEMENT MEMORANDUM AND STOCK OFFERING

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

We estimate that our E-GEN Range-Extended Electric delivery vans will save over $150,000 in fuel and maintenance savings over the 20-year life of the vehicle. Due to the positive return-on-investment we believe can command a premium price for our vehicles from major fleet buyers. Fleet buyers are able to achieve a four-year or better return-on-investment (without government incentives), which justifies the higher acquisition cost of our vehicles.

We believe we are the only medium-duty battery-electric OEM in the U.S. Our goal is to continue to increase sales and production to a point that will allow us to achieve gross margin profitability of the delivery van platform. Additionally, to increase our margins, we have started to re-engineer several sections of the EGen medium duty lineup to incorporate components from the higher volume W-15 Pickup truck.

Our battery-electric delivery vans provide customers with additional benefits, including:

●	Low Total Cost-of-Ownership

●	Gaining a competitive edge to increase market share

●	Improving profitability created by lower maintenance costs and reduced fuel expenses

●	Lower maintenance costs

●	Reduced fuel expenses

●	Increasing the number of deliveries per day through more efficient delivery methods

●	Strengthening sustainability programs

●	Improving safety and driver experience

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

To date, we have received letters of intent for 4,650 W-15 pickup trucks from fleets with an average price of about $50,000. We unveiled a working concept version of the W-15 at the Advanced Clean Transportation conference in Long Beach, CA on May 1, 2017, which garnered significant public interest.

To capture further efficiencies and economies-of-scale, we are designing our light-duty vehicles to take advantage of our existing supply chain repurposing the use of the critical components such as Panasonic Li-ion cells, the BMW engines as our range extender, our in-house developed vehicle control system software and our Metron Telematics performance monitoring system. In addition, we are also using composite carbon fiber body panels on the W-15 which are completely rustproof and dramatically reduce our tooling costs and vehicle weight.

To realize further efficiencies, we intend to assemble the W-15 at our existing 250,000 square foot facility in Union City, Indiana. This plant has the capability to produce 60,000 vehicles per year. The battery packs for the W-15 will be built in our Loveland, Ohio battery pack plant which also makes the packs for our EGen medium duty trucks.

Now that we have completed the concept vehicle and have entered letters of intent from major fleets, the next goal in our march to production is to have prototype vehicles available for road validation and crash testing  At some point, we expect to begin the process whereby we will attempt to turn the letters of intent into binding purchase agreements.

Ryder Systems Agreement

On April 27, 2017, we entered into a Services Partner Agreement (the “Ryder Agreement”) with Ryder Truck Rental, Inc. (“Ryder”). The Ryder Agreement provides that Ryder shall in the United States, Mexico and Canada, (i) serve as the primary distributor, except with respect to certain exclusive accounts, (ii) serve as the sole and exclusive provider of certain repair services and (iii) serve the sole and exclusive distributor of certain vehicle parts.

Post Office Replenishment Program

Workhorse, with our partner VT Hackney, is one of five awardees that the United States Postal Service selected to build prototype vehicles for USPS Next Generation Delivery Vehicle project. The Post Office has stated that the number of vehicles to be replaced in the project is approximately 180,000. We are on track to deliver our prototypes to the USPS by the September 2017 deadline. The Post Office has stated that they intend to test the prototypes for six months and select a winning bid(s) following the testing process. We have designed our Post Office truck such that it can be built on the same line as the W-15 in Union City, Indiana and to incorporate as many common parts from the W-15 as possible.

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

As stated in UPS’s press release issued on February 21, 2017, a reduction of just one mile per driver per day over one year can save UPS up to $50 million. Rural delivery routes are the most expensive to serve due to the time and vehicle expenses required to complete each delivery. In this test, the drone made one delivery while the driver continued down the road to make another. We believe that this truck/drone architecture represents significant cost savings for delivery fleets and that we are first to market with such a system.  We continue to work closely with the FAA as we strive to bring the system to the point of daily drone deliveries across rural America in the near future.

Manned Multicopter

We are leveraging our knowledge of high-voltage battery packs, electric motor controls, range extending generators and lightweight carbon fiber chassis to design a multi-copter that can carry a pilot and passenger, or heavier commercial loads.  The product is called SureFly, and it is meant to be a short haul, vertical takeoff and landing aircraft that is less expensive to buy and operate, much safer and easier to fly when compared to a conventional helicopter. We believe that the typical application would be agriculture, package delivery and logistics in remote areas, emergency responders, military and commuters in highly congested larger cities.

Several companies are now developing similar aircraft.  Additionally, Uber recently invited us to their first Uber Elevate Summit in Dallas.  We believe that our range-extended truck experience combined with our Horsefly delivery drone aviation development experience will give us competitive advantages and speed-to-market with such an aircraft.  We will be unveiling the concept SureFly machine at the Paris Airshow on June 19, 2017.

Results of Operations

Our condensed consolidated statement of operations data for the period presented follows:

	Three Months Ended March 31,
	2017	2016

Sales	$1,778,037	$236,000

Cost of Sales	4,312,088	464,377
Gross loss	(2,534,051)	(228,377)

Operating Expenses
Selling, general and administrative	2,107,582	1,170,992
Research and development	3,243,322	2,940,940
Total operating expenses	5,350,904	4,111,932

Interest expense, net	35,651	39,703

Net loss	$(7,920,606)	$(4,380,012)

Sales

Sales for the three months ended March 31, 2017 and 2016 were $1.8 million and $236 thousand respectively and were related to delivery of the production vehicles for UPS and other customers.

Cost of Sales

Cost of sales includes cost of materials, labor and overhead for the vehicles delivered during the period.

Cost of Sales for the three months ended March 31, 2017 and 2016 were $4.3 million and $464 thousand respectively. Materials and components for the manufacturing of the initial units were acquired at low volume pricing. We are in the process of negotiating high volume pricing and credit terms with vendors as production volume is increasing.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses consist primarily of personnel and facilities costs related to our development, including marketing, sales, executive, finance, human resources, information technology and professional, legal and contract services.

SG&A expenses during the three months ended March 31, 2017 and 2016 were $2.1 million and 1.2 million respectively. The increase consisted primarily in employee salaries and benefits, consulting and investor relations, due to increased activity in the period.

Research and Development Expenses

Research and development (“R&D”) expenses consist primarily of personnel costs for our teams in engineering and research, prototyping expense, and contract and professional services. Union City plant expenses prior to the start of production are also included in research and development expenses.

R&D expenses during the three months ended March 31, 2017 were $3.2 million, an increase from $2.9 million for the three months ended March 31, 2016. The increase in R&D expenses consisted primarily in employee salaries and benefits, consulting and materials related to the start of the Next Generation Delivery Vehicles (NGDVs) project, the pickup truck and aerospace drone and multicopter prototyping.

Interest Expenses

Our interest expense is incurred primarily from our long-term loans for financing Property, Plant and Equipment.

Interest expenses during the three months ended March 31, 2017 and 2016 were $35.6 and $39.7 thousand respectively. Interest expense for 2017 was related to the Long-Term loan on the Loveland Headquarters R&D building. Interest expense for the first quarter of 2016 was related to the Navistar loan which was paid off during the second quarter of 2016.

Liquidity and Capital Resources

Cash Requirements

From inception, we have financed our operations primarily through sales of equity securities. We have consumed substantial amounts of capital to date as we continue our research and development activities and manufacturing our vehicles.

As of March 31, 2017, we had approximately $10.2 million in cash, cash equivalents and short-term investments, as compared to approximately $469 thousand as of December 31, 2016, an increase of approximately $9.7 million. The increase was primarily attributable to the closing of our underwritten public offering in February 2017 and collection of accounts receivable from customers.

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

For the three months ended March 31, 2017, we maintained an investment portfolio primarily in money market funds, U. S. treasury bills, government-sponsored enterprise securities, and corporate bonds and commercial paper. Cash in excess of immediate requirements is invested with regard to liquidity and capital preservation. Wherever possible, we seek to minimize the potential effects of concentration and degrees of risk. We will continue to monitor the impact of the changes in the conditions of the credit and financial markets to our investment portfolio and assess if future changes in our investment strategy are necessary

Summary of Cash Flows

	Three Months Ended March 31,
	2017	2016

Net cash used in operating activities	$(13,036,302)	$(3,394,324)
Net cash used in investing activities	$74,835	$(28,899)
Net cash used and provided by financing activities	$22,732,792	$963,000

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

During the three months ended March 31, 2017 and 2016, cash used in operating activities was $13.0 million and $3.4 million respectively. The decrease in operating cash flows in 2017 as compared to 2016 was mainly due to an increase in operating losses, inventory purchases, payment of accounts payable and an increase in accounts receivable.

Cash Flows from Investing Activities

Cash flow from investing activities primarily relates to capital expenditures to support our future growth in operations.

During the three months ended March 31, 2017 and 2016, net cash provided in investing activities was $75 thousand and used $29 thousand respectively. For the quarter ended March 31, 2017 we spent on new equipment and software used mainly for R&D and manufacturing activities, offset by leasing of vehicles to customers. For the quarter ended March 31, 2016 we used funds for the purchase of new equipment and software used mainly for R&D and manufacturing activities.

Cash Flows from Financing Activities

During the three months ended March 31, 2017 and 2016, net cash provided by financing activities was $22.8 million and $963 thousand respectively. Cash flows from financing activities during the three months ended March 31, 2017 consisted primarily of a net of $20.5 million from a stock public offering.

The Company may seek to raise additional capital through public or private debt or equity financings in order to fund its operations.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. Some of the securities in which we invest may have market risk. This means that a change in prevailing interest rates may cause the fair value amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing interest rate later rises, the market value amount of our investment will decline. To minimize this risk, we maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including money market funds and government and non-government debt securities and the maturities of each of these instruments is less than one year. In quarter ended March 31, 2017, we maintained an investment portfolio primarily in money market funds. Due to the primarily short-term nature and low interest rate yields of these investments, we believe we do not have a material exposure to interest rate risk and market risk arising from our investments. Therefore, no quantitative tabular disclosure is provided.

We have operated primarily in the United States. Accordingly, we have not had any significant exposure to foreign currency rate fluctuations.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Pursuant to Rules 13a-15(b) and 15-d-15(b) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer of the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. The term “disclosure controls and procedures”, as defined under Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Based upon the evaluation of the disclosure controls and procedures at the end of the period covered by this report, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2017 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have incurred net losses amounting to $71.0 million for the period from inception (February 20, 2007) through March 31, 2017. We have had net losses in each quarter since our inception. We expect that we will continue to incur net losses for the foreseeable future. We may incur significant losses in the future for several reasons, including the other risks described in this report, and we may encounter unforeseen expenses, difficulties, complications, delays and other unknown events. Accordingly, we may not be able to achieve or maintain profitability. Our management is developing plans to alleviate the negative trends and conditions described above and there is no guarantee that such plans will be successfully implemented.   There is no assurance that even if we successfully implement our business plan, that we will be able to curtail our losses. If we incur additional significant operating losses, our stock price may decline, perhaps significantly.

We have yet to achieve positive cash flow and, given our projected funding needs, our ability to generate positive cash flow is uncertain.

We have had negative cash flow from operating activities of $13 million and $3.4 million for the three months ended March 31, 2017 and 2016 respectively. We anticipate that we will continue to have negative cash flow from operating and investing activities for the foreseeable future as we expect to incur increased research and development, sales and marketing, and general and administrative expenses and make significant capital expenditures in our efforts to increase sales and commence operations at our Union City facility. Our business also will at times require significant amounts of working capital to support our growth, particularly as we acquire inventory to support our anticipated increase in production. An inability to generate positive cash flow for the foreseeable future may adversely affect our ability to raise needed capital for our business on reasonable terms, diminish supplier or customer willingness to enter into transactions with us, and have other adverse effects that may decrease our long-term viability. There can be no assurance we will achieve positive cash flow in the foreseeable future.

We need access to additional financing in 2017 and beyond, which may not be available to us on acceptable terms or at all. If we cannot access additional financing when we need it and on acceptable terms, our business may fail.

Our business plan to design, produce, sell and service commercial electric vehicles through our Union City facility will require substantial continued capital investment. Our research and development activities will also require substantial continued investment. For the year ended December 31, 2016, our independent registered public accounting firm issued a report on our 2016 financial statements that contained an explanatory paragraph stating that the lack of sales, negative working capital and stockholders’ deficit, raise substantial doubt about our ability to continue as a going concern. For example, our existing capital resources, will be insufficient to fund our operations beyond the end of the fourth quarter of 2017. Accordingly, we will need additional financing. We will also need additional financing beyond 2017. If we are not able to obtain additional financing and/or substantially increase revenue from sales, we will be unable to continue as a going concern. As a result, we may have to liquidate our assets and may receive less than the value at which those assets are carried on our consolidated financial statements, and investors will likely lose a substantial part or all of their investment. We cannot be certain that additional financing will be available to us on favorable terms when required, or at all, particularly given we do not now have a committed credit facility with any government or financial institution. Further, if there remains doubt about our ability to continue as a going concern, investors or other financing sources may be unwilling to provide additional funding on acceptable terms or at all. If we cannot obtain additional financing when we need it and on terms acceptable to us, we will not be able to continue as a going concern.

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

We have basically been a research and development company since beginning operations in February 2007. We have a limited operating history and have generated limited revenue. As we move more toward a manufacturing environment, it is difficult, if not impossible, to forecast our future results based upon our historical data. Because of the uncertainties related to our lack of historical operations, we may be hindered in our ability to anticipate and timely adapt to increases or decreases in revenues or expenses. If we make poor budgetary decisions as a result of unreliable historical data, we could be less profitable or incur losses, which may result in a decline in our stock price.

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

Of the 35,966,683 shares of our common stock outstanding as of the date hereof, approximately 22.7 million shares are held by “non-affiliates” and are freely tradable without restriction pursuant to Rule 144. In addition, our Registration Statement on Form S-3 for purposes of registering the resale of 1,033,717 shares of common stock and 1,833,193 shares of common stock issuable upon exercise of stock purchase warrants has been declared effective. Any substantial sale of our common stock pursuant to Rule 144 or pursuant to any resale prospectus may have a material adverse effect on the market price of our common stock.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended March 31, 2017, warrant holders exercised stock purchase warrants to receive an aggregate of 62.5 thousand shares of common stock in consideration of an aggregate of $250 thousand in cash consideration.

The Company claims an exemption from the registration requirements of the Securities Act of 1933 (the “Securities Act”) for the issuance of the above securities pursuant to Section 4(a)(2) of the Securities Act and/or Rule 506 of Regulation D promulgated under the Securities Act.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

On April 27, 2017, the Company entered into a Services Partner Agreement (the “Ryder Agreement”) with Ryder Truck Rental, Inc. (“Ryder”). The Ryder Agreement provides that Ryder shall serve as the primary distributor, except with respect to certain exclusive accounts, in the United States, Mexico and Canada. During the fourth quarter of every year commencing in the fourth quarter of 2018, Ryder and the Company will mutually establish sales goals for each type of vehicle for the following year as well as standards relating to parts availability, service responsiveness and other key performance indicators. Ryder shall also serve as the sole and exclusive provider of certain repair services and the sole and exclusive distributor of certain vehicle parts in the United States, Canada and Mexico. The Company has agreed to provide a warranty for each vehicle and part for varying time period and mileage. For all repair services performed by Ryder on the Company’s vehicles during the warranty period, excluding physical damage repairs resulting from, but not limited to, collision, driver behavior, fire or act of God, the Company will reimburse Ryder for such services. The term of the Ryder Agreement is through December 31, 2027 unless terminated sooner. On the fifth anniversary of the Ryder Agreement, if there are any material changes in the relationship or the external market that have a direct impact on the material terms of the Ryder Agreement, the parties may seek to renegotiate the affected terms of the Ryder Agreement. In the event that the parties do not reach a mutual agreement within 90 days of the commencement of the renegotiation, either party may terminate the Ryder Agreement with 30 days prior written notice to the other party or decide to continue under the current terms for the remainder of the term.

On May 2, 2017, the Company unveiled its W-15 plug-in, battery-electric range-extended prototype pickup truck at the Advanced Clean Transportation Exhibition (ACT Expo) in Long Beach, California.

Read more: http://www.nasdaq.com/press-release/workhorse-group-unveils-w15-electric-pickup-truck-at-act-expo-20170503-00610#ixzz4gEy0HmeF

ITEM 6. EXHIBITS

Exhibit No.	Description
3.1	Certificate of Designation for Series A Preferred Stock (1)
3.2	Certificate of Change (2)
3.3	Certificate of Correction (2)
3.4	Articles of Merger (3)
3.5	Certificate of Correction (Articles of Merger) (3)
3.6	Certificate of Amendment to the Certificate of Incorporation (4)
3.7	Certificate of Incorporation (5)
3.8	Articles of Merger between AMP Holding Inc. Workhorse Group Inc. (16)
3.9	Certificate of Change filed December 9, 2015 (20)
4.1	Stock Option to acquire 500,000 shares of common stock issued to James Taylor dated May 25, 2011 (6)
4.2	Common Stock Purchase Warrant to acquire 500,000 shares of common stock issued to James Taylor dated May 25, 2011 (6)
4.3	Stock Option to acquire 500,000 shares of common stock issued to Stephen Burns dated May 25, 2011 (6)
4.4	Common Stock Purchase Warrant to acquire 500,000 shares of common stock issued to Stephen Burns dated May 25, 2011 (6)
4.5	Conversion Letter Agreement by and between Stephen Burns and AMP Holding Inc. (7)
4.6	Form of Warrant by and between AMP Holding Inc. and the January 2013 Accredited Investor (8)
4.7	Common Stock Purchase Warrant issued to Stephen Baksa (9)
4.8	2014 Incentive Stock Plan (11)
4.9	Form of Common Stock Purchase issued to Joseph T. Lukens (14)
4.10	Form of Common Stock Purchase Warrant issued to the December 2014 Investors (14)
4.11	Stock Option Agreement issued to James Taylor dated February 13, 2015 (14)
4.12	Form of Subscription Agreement by and between Workhorse Group Inc. and the 2015 Accredited Investors (17)
4.13	Form of Securities Purchase Agreement entered between Workhorse Group Inc. and the November 2015 Investors (18)
4.14	Form of 6% Convertible Promissory Note issued to the November 2015 Investors (18)
4.15	Form of Stock Purchase Warrant issued to the November 2015 Investors (18)
4.16	Form of Securities Purchase Agreement entered between Workhorse Group Inc. and the Convertible Note Investor(19)
4.17	Form of 6% Convertible Promissory Note issued to the Investors (19)
4.18	Form of Stock Purchase Warrant issued to the Investors (19)
4.19	Stock Option Agreement by and between Workhorse Group Inc. and Gerald Budde dated December 17, 2015 (21)
4.20	Stock Option Agreement by and between Workhorse Group Inc. and H. Benjamin Samuels dated December 17, 2015 (21)
4.21	Stock Option Agreement by and between Workhorse Group Inc. and Harry DeMott dated September 16, 2016 (24)
4.22	Intentionally left blank.
4.23	Securities Purchase Agreement entered between Workhorse Group Inc. and Joseph T. Lukens dated January 10, 2017 (26)
4.24	6% Convertible Debenture issued to Joseph T. Lukens dated January 10, 2017 (26)
10.1	Share Exchange Agreement dated as of December 28, 2009 by and among Advanced Mechanical Products, Inc., the shareholders of Advanced Mechanical Products, Inc. and Title Starts Online, Inc. (1)
10.2	Employment Agreement by and between AMP Holding Inc. and Stephen S. Burns dated December 8, 2010 (12)
10.3	Letter Agreement by and between AMP Holding Inc. and Martin J. Rucidlo dated August 24, 2012 (13)
10.4	Asset Purchase Agreement by and between Workhorse Custom Chassis, LLC, as Seller, and AMP Trucks Inc., as Buyer dated as of March 4, 2013 (10)
10.5	Amendment No. 1 to the Asset Purchase Agreement by and between Workhorse Custom Chassis, LLC, as Seller, and AMP Trucks Inc., as Buyer dated as of March 13, 2013 (10)
10.6	Employment Agreement between AMP Holding Inc. and Julio C. Rodriguez dated August 15, 2013 (14)

Exhibit No.	Description
10.7	Director Agreement by and between AMP Holding Inc. and Raymond Chess dated October 24, 2013 (15)
10.8	Director Agreement by and between Workhorse Group Inc. and Gerald Budde dated December 17, 2015 (21)
10.9	Director Agreement by and between Workhorse Group Inc. and Benjamin Samuels dated December 17, 2015 (21)
10.10	Director Agreement by and between Workhorse Group Inc. and Harry DeMott dated September 15, 2016 (24)
10.11	Form of Warrant Exercise Agreement (25)
10.12	Conversion Agreement between Jospeh T. Lukens and the Company dated January 27, 2017 (27)
10.13	Services Partner Agreement between Workhorse Group Inc. and Ryder Truck Rental, Inc. dated April 27, 2017(29)
21.1	List of Subsidiaries (28)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Nominating and Corporate Governance Committee Charter adopted by the Board of Directors of Workhorse Group Inc. on December 17, 2015 (21)
99.2	Compensation Committee Charter adopted by the Board of Directors of Workhorse Group Inc. on December 17, 2015 (21)
99.3	Audit Committee Charter adopted by the Board of Directors of Workhorse Group Inc. on December 17, 2015 (21)
EX-101.INS	XBRL INSTANCE DOCUMENT
EX-101.SCH	XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT
EX-101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE
EX-101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE
EX-101.LAB	XBRL TAXONOMY EXTENSION LABELS LINKBASE
EX-101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

(1)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on January 4, 2010.
(2)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on May 25, 2010.
(3)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on May 25, 2010.
(4)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on September 10, 2010.
(5)	Incorporated by referenced to the Form SB-2 Registration Statement filed with the Securities and Exchange Commission on February 4, 2008.
(6)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on June 1, 2011.
(7)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on July 11, 2012.
(8)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on February 5, 2013.
(9)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on February 28, 2013.
(10)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on March 13, 2013.
(11)	Incorporated by reference to the Form S-8 Current Report filed with the Securities and Exchange Commission on January 17, 2014.
(12)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on December 13, 2010.
(13)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on August 30, 2012.
(14)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on August 16, 2013.
(15)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on October 30, 2013.
(16)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on April 16, 2015.
(17)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on September 10, 2015.
(18)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on November 12, 2015.
(19)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on November 12, 2015.
(20)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on December 10, 2015.
(21)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on December 21, 2015.
(22)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on March 30, 2016.
(23)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on July 8, 2016.
(24)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on September 9, 2016.
(25)	Incorporated by reference to the Form S-3/A Registration Statement filed with the Securities and Exchange Commission on December 12, 2016.
(26)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on January 12, 2017.
(27)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on February 1, 2017.
(28)	Incorporated by reference to the Form 10-Q Quarterly Report filed with the Securities and Exchange Commission on November 14, 2016.
(29)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on May 3, 2017.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

WORKHORSE GROUP INC.

Dated: May 10, 2017	By:	/s/ Stephen S. Burns
Name: Stephen S. Burns
Title: Chief Executive Officer (Principal Executive Officer)

Dated: May 10, 2017	By:	/s/ Julio C. Rodriguez
Name: Julio C. Rodriguez
Title: Chief Financial Officer
(Principal Financial and Accounting Officer)

