Form 10-Q
period 2017-06-30
Workhorse Group Inc.
filed 2017-08-09
CIK 1425287

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $0.001 par value per share	37,324,038
(Class)	(Outstanding at August 4, 2017)

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

All references in this Form 10-Q that refer to the “Company”, “Workhorse Group”, “Workhorse”, “we,” “us” or “our” are to Workhorse Group Inc. and unless otherwise differentiated, its wholly-owned subsidiaries, Workhorse Technologies Inc., Workhorse Motor Works Inc. and Workhorse Properties Inc.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Workhorse Group, Inc.

Consolidated Balance Sheets

June 30, 2017 Unaudited and December 31, 2016

	June 30, 2017	December 31, 2016
Assets

Current assets:
Cash and cash equivalents	$5,420,876	$469,570
Accounts receivable	270,000	628,700
Lease receivable current	69,423	98,400
Inventory	9,466,288	2,464,835
Prepaid expenses and deposits	767,065	255,163
	15,993,652	3,916,668

Property, plant and equipment, net	5,804,179	6,002,631
Lease receivable long-term	224,488	320,494

	$22,022,319	$10,239,793

Liabilities and Stockholders' Equity (Deficit)

Current liabilities:
Accounts payable	$7,532,644	$3,923,758
Accounts payable, related parties	77,937	101,339
Shareholder advances	1,004,201	229,772
Current portion of long-term debt	30,493	79,521
	8,645,275	4,334,390

Long-term debt	2,075,415	2,088,429

Stockholders' equity (deficit):
Series A preferred stock, par value of $.001 per share 75,000,000 shares authorized, 0 shares issued and outstanding at June 30, 2017 and December 31, 2016	-	-
Common stock, par value of $.001 per share 50,000,000 shares authorized, 36,410,270 shares issued and outstanding at June 30, 2017 and 27,578,864 shares issued and outstanding at December 31, 2016	36,410	27,579
Additional paid-in capital	91,458,738	66,862,608
Accumulated deficit	(80,193,519)	(63,073,213)
	11,301,629	3,816,974

	$22,022,319	$10,239,793

See accompanying notes to consolidated financial statements.

Workhorse Group, Inc.

Consolidated Statements of Operations

For the Three and Six Months Ended June 30, 2017 and 2016

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016

Sales	$270,000	$1,234,600	$2,048,037	$1,470,600

Cost of Sales	995,925	2,294,675	5,308,013	2,759,052
Gross loss	(725,925)	(1,060,075)	(3,259,976)	(1,288,452)

Operating Expenses
Selling, general and administrative	2,640,590	1,616,390	4,748,172	2,787,382
Research and development	5,811,333	258,798	9,054,655	3,199,738
Total operating expenses	8,451,923	1,875,188	13,802,827	5,987,120

Interest expense, net	21,852	567	57,503	40,270

Net loss	$(9,199,700)	$(2,935,830)	$(17,120,306)	$(7,315,842)

Basic and diluted loss per share	$(0.26)	$(0.14)	$(0.49)	$(0.35)

Weighted average number of common shares outstanding	35,273,462	20,665,480	35,273,462	20,665,480

See accompanying notes to consolidated financial statements.

Workhorse Group, Inc.

Consolidated Statements of Cash Flows

For the Six Months Ended June 30, 2017 and 2016

(Unaudited)

	2017	2016

Cash flows from operating activities:
Net loss	$(17,120,306)	$(7,315,842)
Adjustments to reconcile net loss from operations
to cash used by operations:
Depreciation	269,028	190,026
Stock based compensation	654,525	341,210
Write down of inventory	-	78,917
Effects of changes in operating assets and liabilities:	-	-
Accounts receivable	358,700	(476,100)
Inventory	(7,001,453)	(1,863,213)
Prepaid expenses and deposits	(511,902)	179,303
Accounts payable	3,612,211	(3,343)
Accounts payable, related parties	-	(375,587)

Net cash used by operations	(19,739,197)	(9,244,629)

Cash flows from investing activities:
Capital expenditures	(70,576)	(90,665)
Proceeds from lease receivables	124,983	-

Net cash provided by (used in) investing activities	54,407	(90,665)

Cash flows from financing activities:
Payments on long-term debt	(62,042)	-
Conversion of note payable	-	(2,722,500)
Shareholder advances, net of repayments	1,004,201	1,811,296
Issuance of common and preferred stock	23,060,074	-
Exercise of warrants and options	633,863	6,231,497

Net cash provided by financing activities	24,636,096	5,320,293

Change in cash and cash equivalents	4,951,306	(4,015,001)

Cash at the beginning of the period	469,570	7,677,163
Cash at the end of the period	5,420,876	3,662,162

Supplemental disclosure of non-cash activities:

During the six months ended June 30, 2017, the Company converted Shareholder advances of $229,772 and accrued interests of $26,727 to common stock of $172 and additional paid-in capital of $256,327.

During the six months ended June 30, 2016, notes payable of $13,534,426 and accounts payable of $112,487, net of $2,271,637 in prepaid expenses related to the 2015 PPM offering, were converted to equity.

See accompanying notes to consolidated financial statements.

Workhorse Group Inc.

Notes to Consolidated Financial Statements

(Unaudited)

1.	SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES

The following accounting principles and practices are set forth to facilitate the understanding of data presented in the financial statements:

Nature of operations and principles of consolidation

Workhorse Group Inc. (Workhorse, the Company, we, us or our) is a technology company focused on providing sustainable and cost-effective solutions to the commercial transportation sector. As an American manufacturer, we design and build high performance battery-electric vehicles and aircraft that make movement of people and goods more efficient and less harmful to the environment. As part of the Company’s solution, it also develops cloud-based, real-time telematics performance monitoring systems that enable fleet operators to optimize energy and route efficiency. Although the Company operates as a single unit through its subsidiaries, it approaches its development through two divisions, Automotive and Aviation. The Company’s core products, under development and/or in manufacture, are the medium duty step van, the light duty pickup, the delivery drone and the manned multicopter.

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

On December 28, 2009, the Company entered into and closed a Share Exchange Agreement with the Shareholders of Advanced Mechanical Products, Inc. (n/k/a Workhorse Technologies, Inc.) (AMP or Workhorse Technologies) pursuant to which the Company acquired 100% of the outstanding securities of AMP in exchange for 14,890,904 shares of the Company’s common stock. Considering that, following the merger, the AMP Shareholders control the majority of the outstanding voting common stock of the Company, and effectively succeeded the Company’s otherwise minimal operations to those that are AMP. AMP is considered the accounting acquirer in this reverse-merger transaction. A reverse-merger transaction is considered and accounted for as a capital transaction in substance; it is equivalent to the issuance of AMP securities for net monetary assets of the Company, which are de minimis, accompanied by a recapitalization. Accordingly, goodwill or other intangible assets have not been recognized in connection with this reverse merger transaction. AMP is the surviving entity and the historical financials following the reverse merger transaction will be those of AMP. The Company was a shell company immediately prior to the acquisition of AMP pursuant to the terms of the Share Exchange Agreement. As a result of such acquisition, the Company operations were now focused on the design, marketing and sale of vehicles with an all-electric power train and battery systems. Consequently, we believe the acquisition has caused the Company to cease to be a shell Company as it had operations following the acquisition. The Company formally changed its name to AMP Holding Inc. on May 24, 2010.

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

2017	$28,530
2018	57,060
2019	57,060
2020	57,060
2021	57,060
Thereafter	37,141
$293,911

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

As no taxable income has occurred from the date of this merger to June 30, 2017 cumulative deferred tax assets of approximately $23.5 million are fully reserved, and no provision or liability for federal or state income taxes has been included in the financial statements. Carryover amounts are:

Approximate net operating loss ($ millions)	Carryover to be used against taxable income generated through year

3.6	2030
6.7	2031
3.9	2032
4.7	2033
6.1	2034
9.0	2035
18.7	2036
16.4	2037

Research and development costs

The Company expenses research and development costs as they are incurred. Research and Development costs were approximately $5.8 million and $259 thousand for the three-months ended June 30, 2017 and 2016 respectively, consisting primarily of personnel costs for our teams in engineering and research, prototyping expense, and contract and professional services. Union City plant expenses prior to the start of production are also included in research and development expenses.

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

Related party transactions

Certain employees have performed services for the Company. These services are believed to be at market rates for similar services from non-related parties. Related party accounts payable are segregated in the balance sheet.

Subsequent events

The Company evaluates events and transactions occurring subsequent to the date of the consolidated financial statements for matters requiring recognition or disclosure in the consolidated financial statements. The accompanying consolidated financial statements consider events through August 9, 2017, the date on which the consolidated financial statements were available to be issued.

2.	INVENTORY

As of June 30, 2017, and December 31, 2016, our inventory consisted of the following:

	2017	2016
Finished Goods	-	212,884
Work in Process	1,760,278	987,665
Parts	7,706,010	1,264,286
	9,466,288	2,464,835

3.	PROPERTY, PLANT AND EQUIPMENT, NET

As of March 31, 2017, and December 31, 2016, our property, plant and equipment, net, consisted of the following:

	June 30, 2017	December 31, 2016
Land	700,000	700,000
Buildings	5,900,000	5,900,000
Leasehold Improvements	19,225	19,225
Software	86,050	57,587
Equipment	814,742	808,512
Vehicles and prototypes	98,788	62,905
	7,618,805	7,548,229
Less accumulated depreciation	(1,814,626)	(1,545,598)
	5,804,179	6,002,631

4.	LONG-TERM DEBT

Long-term debt consists of the following:

	June 30, 2017	December 31, 2016
Secured mortgage payable to Bank for the purchase of the 100 Commerce Drive Building due in monthly installments of $11,900.	1,755,908	1,767,950
Note payable, former building owner interest payment only due in monthly installments of $1,604 interest at 5.5%. A balloon payment of $350 thousand plus unpaid interest due August 2018.	350,000	350,000
Note payable to the City of Loveland paid off in May 2017	-	50,000
	2,105,908	2,167,950
Less current portion	30,493	79,521
Long term debt	2,075,415	2,088,429

Aggregate maturities of debt are as follows:

2018	363,373
2019	33,607
2020	35,858
2021	38,260
2022	44,345
Thereafter	1,559,972
2,075,415

5.	SHAREHOLDER AND RELATED PARTY ADVANCES

As of June 30, 2017, the Company had deposits for $1,004,201 that were not yet issued as common stock.

6.	LEASE OBLIGATIONS

On October 1, 2011, the Company began leasing operating facilities under an agreement expiring on September 30, 2018. The lease expense for the first half of 2016 was $80,192. The building subject to the lease was purchased in December 2016.

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

The following table summarizes option activity for directors, officers and employees:

		Outstanding Stock Options
	Options Available for Grant	Number of Options	Weighted Average Exercise Price per Option	Weighted Average Grant Date Fair Value per Option	Weighted Average Remaining Exercise Term in Months
Balance December 31, 2015	757,471	1,980,434	$2.21	$1.46	49
Additional stock reserved	500,000	-	$-	$-	-
Granted	(794,500)	794,500	$6.38	$2.82	58
Exercised	-	(138,113)	$1.79	$0.49	-
Forfeited	-	-	$-	$-	-
Expired	492,500	(492,500)	$3.83	$1.65	-
Balance December 31, 2016	955,471	2,144,321	$2.46	$1.53	43
Additional stock reserved	-	-	$-	$-	-
Granted	-	-	$-	$-	-
Exercised	-	(87,419)	$1.00	$0.60	-
Forfeited	-	-	$-	$-	-
Expired	-	-	$-	$-	-
Balance June 30, 2017	955,471	2,056,902	$3.17	$1.84	43

The Company recorded $649,267 and $322,141 compensation expense for stock options to directors, officers and employees for the six months ended June 30, 2017 and 2016 respectively. As of June 30, 2017, unrecognized compensation expense of $561,215 is related to non-vested options granted to directors, officers and employees which is anticipated to be recognized over the next 7 months, commensurate with the vesting schedules.

Options to consultants

The Company has also granted, on various dates, stock options to purchase common stock of the Company to consultants for services previously provided to the Company. The terms, exercise prices and vesting of these awards vary.

The following table summarizes option activity for consultants:

		Outstanding Stock Options
	Options Available for Grant	Number of Options	Weighted Average Exercise Price per Option	Weighted Average Grant Date Fair Value per Option	Weighted Average Remaining Exercise Term in Months
Balance December 31, 2015	99,303	306,773	$0.36	$1.01	41
Additional stock reserved	-	-	$-	$-	-
Granted	(9,000)	9,000	$4.99	$0.44	52
Exercised	-	(138,312)	$0.34	$0.81	-
Forfeited	-	-	$-	$-	-
Expired	-	-	$-	$-	-
Balance December 31, 2016	90,303	177,461	$0.49	$1.05	37
Additional stock reserved	-	-	$-	$-	-
Granted	-	-	$-	$-	-
Exercised	-	(5,000)	$-	$-	-
Forfeited	-	-	$-	$-	-
Expired	-	-	$-	$-	-
Balance June 30, 2017	90,303	172,461	$0.57	$1.11	32

The Company recorded $5,258 and $19,069 compensation expense for stock options to consultants for the six months ended June 30, 2017 and 2016 respectively. As of June 30, 2017, there was no unrecognized compensation expense for options granted to consultants.

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

The following table summarizes warrant activity for the placement agent and consultants:

		Outstanding Warrants
	Warrants Available for Grant	Number of Warrants	Weighted Average Exercise Price per Warrant	Weighted Average Grant Date Fair Value per Warrant	Weighted Average Remaining Exercise Term in Months
Balance December 31, 2015	210,227	306,823	$2.79	$1.26	9
Additional stock reserved	-	-	$-	$-	-
Granted	-	-	$-	$-	-
Exercised	-	(60,160)	$2.69	$0.43	-
Forfeited	-	-	$-	$-	-
Expired	-	(87,458)	$6.00	$2.70	-
Balance December 31, 2016	210,227	159,205	$2.56	$1.16	17
Additional stock reserved	-	-	$-	$-	-
Granted	-	-	$-	$-	-
Exercised	-	-	$-	$-	-
Forfeited	-	-	$-	$-	-
Expired	-	-	$-	$-	-
Balance June 30, 2017	210,227	159,205	$1.38	$0.68	21

The Company recorded no compensation expense for stock warrants to the placement agent and consultants for the six months ended June 30, 2017 and 2016 respectively. There is no unrecognized compensation expense for the placement agent warrants because they are fully vested at date of grant.

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

The following table summarizes warrant activity for directors and officers:

Outstanding Warrants
	Warrants Available for Grant	Number of Warrants	Weighted Average Exercise Price per Warrant	Weighted Average Grant Date Fair Value per Warrant	Weighted Average Remaining Exercise Term in Months
Balance December 31, 2015	348,925	338,925	$20.00	$1.02	4
Additional stock reserved	-	-	-	-	-
Granted	-	-	-	-	-
Exercised	-	-	-	-	-
Forfeited	-	-	-	-	-
Expired	-	(150,000)	20.00	0.15	-
Balance December 31, 2016	348,925	188,925	$20.00	$1.02	4
Additional stock reserved	-	-	-	-	-
Granted	-	-	-	-	-
Exercised	-	-	-	-	-
Forfeited	-	-	-	-	-
Expired	-	-	-	-	-
Balance June 30, 2017	348,925	188,925	$20.00	$1.30	4

The Company recorded no compensation expense for stock warrants to directors and officers for the six months ended June 30, 2017 and 2016. There is no unrecognized compensation expense for these warrants because they are fully vested at date of grant.

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

Total amount converted to common stock in the six-month period ending in June 30, 2016 including accrued interest on the notes payable was $11,375,276 net of the deferred costs.

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

In June 2017, the Company entered into a certain stock sales agreement at the market offering for $25 million. As of June 30, 2017, the Company issued 451,411 shares from this facility.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview and Quarter Highlights

We are a technology company focused on providing sustainable and cost-effective electric mobility solutions to the transportation sector. As an American manufacturer, we design and build high-performance, battery-electric vehicles and aircraft that make movement of people and goods more efficient and less harmful to the environment. We approach our development through two divisions, Automotive OEM and Aviation Manufacturer.

Automotive

Last Mile Electric Delivery Vehicles

Workhorse battery-electric and range-extended delivery vans are currently in production at our Union City, Indiana plant and are in use by our customers on daily routes across nine states and more than 26 cities. Our delivery customers include companies such as UPS, FedEx Express, Alpha Baking and Brink’s. Data from our in-house-developed telematics system demonstrates our vehicles have logged more than 1,000,000 customer miles on the road and are averaging approximately a 500% increase in fuel economy as compared to conventional gasoline-based trucks of the same size and duty cycle.

In addition to a five-fold improvement in fuel economy, we anticipate that the performance of our vehicles on-route will reduce long-term vehicle maintenance expense by approximately 50% as compared to fossil-fueled trucks. These significant combined savings from both reduced fuel usage and lower maintenance have enabled us to demonstrate to delivery fleets that our E-GEN truck is the lowest cost vehicle they can own over the life of the vehicle. We believe that our range-extended E-GEN truck is the first commercial truck to have a total cost-of-ownership that is less than a comparable gasoline, diesel, propane or natural gas-powered truck. As an example, on our 19,500lb. E-GEN truck, we estimate that we will save a typical customer over $150,000 on each truck over the typical 15-year life of these vehicles. In addition to the strong economic advantages, our vehicles enable fleets to eliminate or dramatically reduce the tail pipe emissions from their fleet of trucks.

Our progress toward gross margin profitability is supported by 1,000,000 miles of real-world deliveries, customer feedback and telematics data. The result is the design of our next generation E-GEN platform comprising new, light-weight materials and a more efficient drivetrain. This next generation platform is the basis for our USPS next generation delivery vehicle and our W-15 Pickup Truck. We are in late stage discussions with two parcel delivery companies, as well as, an online retailer for purchases of these vehicles. It is uncertain when or if these discussions will result in firm purchase orders.

We anticipate the new E-GEN design will drive higher volume unit sales and our goal will be to improve our pathway to positive gross margins as demand develops. In pursuing positive gross margins with the new E-GEN design, we are using higher density lithium-cells from our supplier Panasonic. Additionally, we have automated sections of our battery-pack assembly factory so that our battery packs are now more cost-effective. The composite materials also dramatically lighten the vehicles such that less battery is required to move the vehicle on its daily route. On longer routes, we also include a cost-effective and well-proven internal combustion generator set. This genset is purchased via our volume supply agreement with BMW and ensures the vehicles will have enough energy to complete their routes during periods of peak delivery in a highly cost-effective manner.

In the second quarter 2017, we initiated production of 200 E-GEN trucks that are on order from UPS. We delivered six E-GEN trucks in the second quarter 2017. We delivered an additional 36 E-GEN vehicles so far in the third quarter 2017. With 195 workhorse vehicles delivered and the additional 170 currently in backlog, we are further refining our manufacturing processes and transitioning our supply chain to include more Tier 1 suppliers. This activity demonstrates our ability to scale up production capacity to record levels.

We believe we are the only medium-duty battery-electric truck OEM in the U.S. Our goal is to continue to increase sales and production and to lower our component costs to a point that will allow us to achieve gross margin profitability of the delivery van platform.

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

W-15 Pickup Truck

The success of our E-GEN total-cost-of-ownership value proposition to fleet buyers of medium-duty vehicles encouraged us to bring this same philosophy to the much higher volume segment of light-duty trucks. Our first product offering in the light-duty truck environment is our W-15 Range-Extended Electric Pickup Truck, which is presently under development and is targeted for initial production to begin in late 2018. We believe that the W-15 has the potential to transform the pickup truck market in the United States.

We had a highly successful unveiling of our W-15 pickup truck in Long Beach, CA the week of May 1st, 2017. As part of the unveiling, we also announced that we had secured letters-of-intent for the W-15 from a mixture of top corporate fleets representing the utility, municipality and automotive logistics sectors. The LOIs represent more than 5,000 units.

We have also had many inquiries from general consumers with respect to the availability of the W-15 being sold to consumers. Our current plan is to release the W-15 for availability to consumers if we reach the point where at least 10,000 consumers place a pre-order that is accompanied by a $1,000 deposit.

To realize further efficiencies, we intend to assemble the W-15 at our existing 250,000 square foot facility in Union City, Indiana. This plant has the capability to produce more than 60,000 vehicles per year. The battery packs for all Workhorse vehicles will be built in our Loveland, Ohio battery pack plant using Panasonic cells produced in Japan.

Ryder Systems Agreement

On April 27, 2017, we entered into a Services Partner Agreement (the “Ryder Agreement”) with Ryder Truck Rental, Inc. (“Ryder”). The Ryder Agreement provides that Ryder shall in the United States, Mexico and Canada, (i) serve as the primary distributor, except with respect to certain exclusive accounts, (ii) serve as the sole and exclusive provider of certain repair services and (iii) serve the sole and exclusive distributor of certain vehicle parts. We are working closely with the Ryder team to roll out our sale service and support network

Post Office Replenishment Program

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

Aviation

Delivery Drones

Our Horsefly Delivery Drone is a custom-designed, purpose-built drone that is fully integrated with our electric trucks. We have a patent pending on this architecture and we believe we are the only company in the world with a working drone/truck system. The Horsefly delivery drone and truck system is designed to work within the FAA Rule 107 that permits the use of commercial drones in U.S. airspace under certain conditions.

UPS conducted a successful real-world test with us in February 2017 and it received worldwide news coverage. The knowledge we have gained in building electric delivery trucks for last-mile delivery has led us to believe that a drone/truck delivery system can have significant cost savings in the parcel delivery ecosphere.

As stated in UPS’s press release issued on February 21, 2017, a reduction of just one mile per driver per day over one year can save UPS up to $50 million. Rural delivery routes are the most expensive to serve due to the time and vehicle expenses required to complete each delivery. In this test, the drone made one delivery while the driver continued down the road to make another. We believe that this truck/drone architecture represents significant cost savings for delivery fleets and that we are first to market with such a system. We continue to work closely with the FAA as we strive to bring the system to the point of daily drone deliveries across rural America.

Manned Multicopter

We continue to leverage our knowledge of high-voltage battery packs, electric motor controls, range extending generators and lightweight carbon fiber chassis to design to expand into areas that fit within our corporate mission statement. On June 17th at the Paris Air show, we launched our multi-copter platform that can carry a pilot and passenger. The product is called SureFly™, and it is meant to be a short haul, vertical takeoff and landing aircraft that is less expensive to buy and operate, and much safer and easier to fly when compared to a conventional helicopter. We believe that the typical application would be agriculture, package delivery and logistics in remote areas, emergency responders, military, and commuters in highly congested larger cities.

In light of the robust response to the launch, we are working closely with the FAA and several of our industry partners to bring the SureFly solution to market. We expect to test our first manned hover in late 2017. We believe that our range-extended truck experience combined with our Horsefly delivery drone aviation development experience will give us competitive advantages and speed-to-market with such an aircraft. We have targeted 2019 to receive our certification from the FAA and have begun accepting $1,000 deposits from potential customers.

Results of Operations

Our condensed consolidated statement of operations data for the period presented follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016

Sales	$270,000	$1,234,600	$2,048,037	$1,470,600

Cost of Sales	995,925	2,294,675	5,308,013	2,759,052
Gross loss	(725,925)	(1,060,075)	(3,259,976)	(1,288,452)

Operating Expenses
Selling, general and administrative	2,640,590	1,616,390	4,748,172	2,787,382
Research and development	5,811,333	258,798	9,054,655	3,199,738
Total operating expenses	8,451,923	1,875,188	13,802,827	5,987,120

Interest expense, net	21,852	567	57,503	40,270

Net loss	$(9,199,700)	$(2,935,830)	$(17,120,306)	$(7,315,842)

Sales

Sales for the three months ended June 30, 2017 and 2016 were $270 thousand and $1.2 million respectively and were related to delivery of the production vehicles for UPS and other customers. The decrease in sales consisted primarily on delays in the supply chain during the quarter that were remediated in the month of July.

Sales for the six months ended June 30, 2017 and 2016 were $2.0 million and $1.5 million, the increase consisted in the completion of the delivery of the initial UPS order and the initiation of the next.

Cost of Sales

Cost of sales includes cost of materials, labor and overhead for the vehicles delivered during the period.

Cost of Sales for the three months ended June 30, 2017 and 2016 were $995.9 thousand and $2.3 million respectively. Materials and components for the manufacturing of the initial units were acquired at low volume pricing. There were additional overhead costs in the quarter due to lower sales volumes indicated above.

Cost of Sales for the six months ended June 30, 2017 and 2016 were $5.3 million and $2.8 million respectively. Materials and components for the manufacturing of the initial units were acquired at low volume pricing. We are in the process of negotiating high volume pricing and credit terms with vendors as production volume is increasing.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses consist primarily of personnel and facilities costs related to our development, including marketing, sales, executive, finance, human resources, information technology and professional, legal and contract services.

SG&A expenses during the three months ended June 30, 2017 and 2016 were $2.6 million and 1.6 million respectively. The increase consisted primarily in employee salaries and benefits, promotional activities and consulting, due to increased activity in the period.

SG&A expenses during the six months ended June 30, 2017 and 2016 were $4.7 million and 2.8 million respectively. The increase consisted primarily in employee salaries and benefits, consulting and investor relations, due to increased activity in the period.

Research and Development Expenses

Research and development (“R&D”) expenses consist primarily of personnel costs for our teams in engineering and research, prototyping expense, and contract and professional services.

R&D expenses during the three months ended June 30, 2017 were $5.8 million, an increase from $259 thousand for the three months ended June 30, 2016. The increase in R&D expenses consisted primarily in consulting and materials related to the start of the Next Generation Delivery Vehicles (NGDVs) project.

R&D expenses during the six months ended June 30, 2017 were $9.1 million, an increase from $3.2 million for the six months ended June 30, 2016. The increase in R&D expenses consisted primarily in employee salaries and benefits, consulting and materials related to the start of the Next Generation Delivery Vehicles (NGDVs) project, the construction and completion of the prototypes for the pickup truck and the SureFly Optocopter.

Interest Expenses

Our interest expense is incurred primarily from our long-term loans for financing Property, Plant and Equipment.

Interest expenses during the three months ended June 30, 2017 and 2016 were $21.8 and $567 respectively. Interest expense for 2017 was related to the Long-Term loan on the Loveland Headquarters R&D building. Interest expense for the first quarter of 2016 was related to the Navistar loan which was paid off during the second quarter of 2016.

Interest expenses during the six months ended June 30, 2017 and 2016 were $57.5 and $40.3 thousand respectively. Interest expense for 2017 was related to the Long-Term loan on the Loveland Headquarters R&D building. Interest expense for the first quarter of 2016 was related to the Navistar loan which was paid off during the second quarter of 2016.

Liquidity and Capital Resources

Cash Requirements

From inception, we have financed our operations primarily through sales of equity securities. We have consumed substantial amounts of capital to date as we continue our research and development activities and manufacturing our vehicles.

As of June 30, 2017, we had approximately $5.4 million in cash, cash equivalents and short-term investments, as compared to approximately $469 thousand as of December 31, 2016, an increase of approximately $5.0 million. The increase was primarily attributable to the closing of our underwritten public offering in February 2017 and collection of accounts receivable from customers.

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

Our operations will require significant additional funding for the foreseeable future. Unless and until we are able to generate a sufficient amount of revenue and reduce our costs, we expect to finance future cash needs through public and/or private offerings of equity securities and/or debt financings. We do not currently have any committed future funding. To the extent we raise additional capital by issuing equity securities, our stockholders could at that time experience substantial dilution. Any debt financing that we are able to obtain may involve operating covenants that restrict our business. On June 22, 2017, the Company entered into an at the market issuance sales agreement (the “Cowen Agreement”) with Cowen and Company, LLC (“Cowen”) under which the Company may offer and sell, from time to time at its sole discretion, shares of its Common Stock, having an aggregate offering price of up to $25,000,000 through Cowen as its sales agent. Cowen may sell the Common Stock by any method permitted by law deemed to be an “at the market offering” as defined in Rule 415 of the Securities Act of 1933, as amended, including without limitation sales made by means of ordinary brokers’ transactions on the Nasdaq Global Select Market or otherwise at market prices prevailing at the time of sale, in block transactions, or as otherwise directed by the Company. Cowen will use commercially reasonable efforts to sell the Common Stock from time to time, based upon instructions from the Company (including any price, time or size limits or other customary parameters or conditions the Company may impose). The Company will pay Cowen a commission of 3.0% of the gross sales proceeds of any Common Stock sold through Cowen under the Cowen Agreement, and also has provided Cowen with customary indemnification rights. The Company is not obligated to make any sales of Common Stock under the Agreement. The offering of shares of Common Stock pursuant to the Cowen Agreement will terminate upon the earlier of (i) the sale of all Common Stock subject to the Cowen Agreement or (ii) termination of the Cowen Agreement in accordance with its terms. The shares of Common Stock being offered pursuant to the Cowen Agreement will be offered and sold pursuant to the Company’s shelf registration statement on Form S-3 (File No. 333-213100). On June 22, 2017, the Company filed a prospectus supplement relating to the ATM Offering with the Securities and Exchange Commission (the “SEC”). As of June 30, 2017, the Company issued 451,411 shares of Common Stock for gross proceeds of $1.7 million under the Cowen Agreement.

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

For the six months ended June 30, 2017, we maintained an investment portfolio primarily in money market funds, U. S. treasury bills, government-sponsored enterprise securities, and corporate bonds and commercial paper. Cash in excess of immediate requirements is invested with regard to liquidity and capital preservation. Wherever possible, we seek to minimize the potential effects of concentration and degrees of risk. We will continue to monitor the impact of the changes in the conditions of the credit and financial markets to our investment portfolio and assess if future changes in our investment strategy are necessary

Summary of Cash Flows

	Six Months Ended June 30,
	2017	2016

Net cash used in operating activities	$(19,739,137)	$(9,244,629)
Net cash provided by (used in) investing activities	$54,407	$(90,665)
Net cash used and provided by financing activities	$24,636,096	$5,320,293

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

During the six months ended June 30, 2017 and 2016, cash used in operating activities was $19.7 million and $9.2 million respectively. The decrease in operating cash flows in 2017 as compared to 2016 was mainly due to an increase in operating losses, inventory purchases, offset by increases in accounts payable and reductions of accounts receivable.

Cash Flows from Investing Activities

Cash flow from investing activities primarily relates to capital expenditures to support our future growth in operations.

During the six months ended June 30, 2017 and 2016, net cash provided in investing activities was $54 thousand and used $90 thousand respectively. For the six months ended in June 30, 2017 we spent on new equipment and software used mainly for R&D and manufacturing activities, offset by leasing of vehicles to customers. For the six months ended June 30, 2016 we used funds for the purchase of new equipment and software used mainly for R&D and manufacturing activities.

Cash Flows from Financing Activities

During the six months ended June 30, 2017 and 2016, net cash provided by financing activities was $24.6 million and $5.3 million respectively. Cash flows from financing activities during the six months ended June 30, 2017 consisted primarily of a net of $20.5 million from a stock public offering.

The Company established an at the market facility to complement the above mentioned public offering and may seek to raise additional capital through public or private debt or equity financings in order to fund its operations.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. Some of the securities in which we invest may have market risk. This means that a change in prevailing interest rates may cause the fair value amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing interest rate later rises, the market value amount of our investment will decline. To minimize this risk, we maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including money market funds and government and non-government debt securities and the maturities of each of these instruments is less than one year. In quarter ended June 30, 2017, we maintained an investment portfolio primarily in money market funds. Due to the primarily short-term nature and low interest rate yields of these investments, we believe we do not have a material exposure to interest rate risk and market risk arising from our investments. Therefore, no quantitative tabular disclosure is provided.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2017 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Except as set forth below, we are currently not a party to any material legal or administrative proceedings and are not aware of any pending or threatened material legal or administrative proceedings arising in the ordinary course of business. We may from time to time become a party to various legal or administrative proceedings arising in the ordinary course of our business. In May 2017, Autokinetics, Inc. (“AK”) filed a complaint against the Company in the Circuit Court for the County of Oakland, State of Michigan (File No. 2017-158748-CB). AK claims Breach of Contract and Unjust Enrichment/Quantum Meruit and is seeking damages in the amount of $2,098,550. In June 2017, the Company filed an Answer as well as a Counterclaim against AK and J. Bruce Emmons, President of AK, for Breach of Contract, Unjust Enrichment, Promissory Estoppel, Conversion and Statutory Conversion. The Company intends to vigorously defend against this action and pursue all available legal remedies. The Company believes it has substantial legal and factual defenses to the plaintiffs’ claims.

ITEM 1A. RISK FACTORS

Our results of operations have not resulted in profitability and we may not be able to achieve profitability going forward.

We have incurred net losses amounting to $80.2 million for the period from inception (February 20, 2007) through June 30, 2017. We have had net losses in each quarter since our inception. We expect that we will continue to incur net losses for the foreseeable future. We may incur significant losses in the future for several reasons, including the other risks described in this report, and we may encounter unforeseen expenses, difficulties, complications, delays and other unknown events. Accordingly, we may not be able to achieve or maintain profitability. Our management is developing plans to alleviate the negative trends and conditions described above and there is no guarantee that such plans will be successfully implemented.   There is no assurance that even if we successfully implement our business plan, that we will be able to curtail our losses. If we incur additional significant operating losses, our stock price may decline, perhaps significantly.

We have yet to achieve positive cash flow and, given our projected funding needs, our ability to generate positive cash flow is uncertain.

We have had negative cash flow from operating activities of $19.2 million and $9.2 million for the six months ended June 30, 2017 and 2016 respectively. We anticipate that we will continue to have negative cash flow from operating and investing activities for the foreseeable future as we expect to incur increased research and development, sales and marketing, and general and administrative expenses and make significant capital expenditures in our efforts to increase sales and commence operations at our Union City facility. Our business also will at times require significant amounts of working capital to support our growth, particularly as we acquire inventory to support our anticipated increase in production. An inability to generate positive cash flow for the foreseeable future may adversely affect our ability to raise needed capital for our business on reasonable terms, diminish supplier or customer willingness to enter into transactions with us, and have other adverse effects that may decrease our long-term viability. There can be no assurance we will achieve positive cash flow in the foreseeable future.

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

Our success depends on the continuing services of Stephen Burns, CEO, and top management. On May 19, 2017, Mr. Burns and the Company entered into an Executive Retention Agreement whereby Mr. Burns was retained as Chief Executive Officer in consideration of an annual salary of $325,000. Further, the Company entered Executive Retention Agreements with Duane Hughes as Chief Operating Officer/President and Julio Rodriguez as Chief Financial Officer. The loss of any of these individuals could have a material and adverse effect on our business operations. Additionally, the success of our operations will largely depend upon our ability to successfully attract and maintain competent and qualified key management personnel. As with any company with limited resources, there can be no guarantee that we will be able to attract such individuals or that the presence of such individuals will necessarily translate into profitability for our company. Our inability to attract and retain key personnel may materially and adversely affect our business operations. Any failure by our management to effectively anticipate, implement, and manage the changes required to sustain our growth would have a material adverse effect on our business, financial condition, and results of operations.

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

Donald Trump’s victory in the U.S. presidential election, as well as the Republican Party maintaining control of both the House of Representatives and Senate of the United States in the congressional election, may create regulatory uncertainty in the alternative energy sector. During the election campaign, President Trump made comments suggesting that he was not supportive of various clean energy programs and initiatives. It remains unclear what specifically President Trump would or would not do with respect to these programs and initiatives, and what support he would have for any potential changes to such legislative programs and initiatives in the Unites States Congress, even if both the House of Representatives and Senate are controlled by the Republican Party. If President Trump and/or the United States Congress take action or publicly speak out about the need to eliminate or further reduce legislation, regulations and incentives supporting alternative energy, such actions may result in a decrease in demand for alternative energy in the United States and may materially harm our business, financial condition and operating results.

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

Of the 37,324,038 shares of our common stock outstanding as of the date hereof, approximately 22.7 million shares are held by “non-affiliates” and are freely tradable without restriction pursuant to Rule 144. In addition, our Registration Statement on Form S-3 for purposes of registering the resale of 1,033,717 shares of common stock and 1,833,193 shares of common stock issuable upon exercise of stock purchase warrants has been declared effective. Any substantial sale of our common stock pursuant to Rule 144 or pursuant to any resale prospectus may have a material adverse effect on the market price of our common stock.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the six months ended June 30, 2017, warrant holders exercised stock purchase warrants to receive an aggregate of 542.7 thousand shares of common stock in consideration of an aggregate of $967 thousand in cash consideration.

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

30

Workhorse held its Annual Meeting on August 7, 2017 in Loveland, Ohio. As of June 14, 2017, the record date for the annual meeting, 36,219,559 shares of common stock were outstanding and 30,221,736 shares of common stock were represented at the Annual Meeting, in person or by proxy, constituting a quorum. The proposals considered at the Annual Meeting are described in detail in the Proxy Statement. The proposals described below were voted upon at the Annual Meeting and the number of votes cast with respect to each proposal was as set forth below:

(1) Elect five (5) directors until his successor is duly elected and qualified, or until his earlier death, resignation or removal. The five directors receiving the highest vote were appointed to the board. The following Directors were elected to the board.

	For	Against	Abstain
Raymond Chess	13,984,816	5,615,634	197,500
Harry DeMott	14,424,891	5,175,559	197,500
H. Benjamin Samuels	18,992,800	800,150	5,000
Gerald B. Budde	14,349,263	5,443,687	5,000
Stephen S. Burns	14,995,104	4,842,846	0

(2) To ratify the appointment of Clark, Schaefer, Hackett & Co.  as the Company's independent registered public accounting firm for the year ending December 31, 2017. This matter was approved by a majority of the votes cast on this matter.

For	Against	Abstain
24,485,572	5,559,796	176,368

(3) To approve the Workhorse Group Inc. 2017 Incentive Stock Plan and the reservation of 5,000,000 shares of common stock thereunder. This matter was approved by a majority of the votes cast on this matter.

For	Against	Abstain
13,573,745	5,622,255	601,950

(4) To recommend, by non-binding vote, the approval of the compensation disclosed in the Proxy Statement of the Company’s executive officers, who are named in the Summary Compensation Table. This matter was approved by a majority of the votes cast on this matter.

For	Against	Abstain
14,219,252	4,906,669	672,029

(5) To approve the amendment to the Certificate of Incorporation to increase the authorized shares of common stock to 100,000,000. This matter was approved by a majority of the shares outstanding.

For	Against	Abstain
23,463,651	6,612,279	65,539

On August 8, 2017, the Company filed an amendment to its Certificate of Incorporation increasing its authorized shares of common stock from 50,000,000 to 100,000,000 as approved by the stockholders of the Company.

ITEM 6. EXHIBITS

Exhibit No.	Description
3.1	Certificate of Designation for Series A Preferred Stock (1)
3.2	Certificate of Change (2)
3.3	Certificate of Correction (2)
3.4	Articles of Merger (3)
3.5	Certificate of Correction (Articles of Merger) (3)
3.6	Certificate of Amendment to the Certificate of Incorporation (4)
3.7	Certificate of Incorporation (5)
3.8	Articles of Merger between AMP Holding Inc. Workhorse Group Inc. (16)
3.9	Certificate of Change filed December 9, 2015 (20)
3.10	Certificate of Amendment to the Certificate of Incorporation dated August 8, 2017
4.1	Stock Option to acquire 500,000 shares of common stock issued to James Taylor dated May 25, 2011 (6)
4.2	Common Stock Purchase Warrant to acquire 500,000 shares of common stock issued to James Taylor dated May 25, 2011 (6)
4.3	Stock Option to acquire 500,000 shares of common stock issued to Stephen Burns dated May 25, 2011 (6)
4.4	Common Stock Purchase Warrant to acquire 500,000 shares of common stock issued to Stephen Burns dated May 25, 2011 (6)
4.5	Conversion Letter Agreement by and between Stephen Burns and AMP Holding Inc. (7)
4.6	Form of Warrant by and between AMP Holding Inc. and the January 2013 Accredited Investor (8)
4.7	Common Stock Purchase Warrant issued to Stephen Baksa (9)
4.8	2014 Incentive Stock Plan (11)
4.9	Form of Common Stock Purchase Agreement entered between AMP Holding Inc and the December 2014 Investors (31)
4.10	Form of Common Stock Purchase Warrant issued to the December 2014 Investors (31)
4.11	Intentionally Left Blank
4.12	Form of Subscription Agreement by and between Workhorse Group Inc. and the 2015 Accredited Investors (17)
4.13	Form of Securities Purchase Agreement entered between Workhorse Group Inc. and the November 2015 Investors (18)
4.14	Form of 6% Convertible Promissory Note issued to the November 2015 Investors (18)
4.15	Form of Stock Purchase Warrant issued to the November 2015 Investors (18)
4.16	Form of Securities Purchase Agreement entered between Workhorse Group Inc. and the Convertible Note Investor(19)
4.17	Form of 6% Convertible Promissory Note issued to the Investors (19)
4.18	Form of Stock Purchase Warrant issued to the Investors (19)
4.19	Stock Option Agreement by and between Workhorse Group Inc. and Gerald Budde dated December 17, 2015 (21)
4.20	Stock Option Agreement by and between Workhorse Group Inc. and H. Benjamin Samuels dated December 17, 2015 (21)
4.21	Stock Option Agreement by and between Workhorse Group Inc. and Harry DeMott dated September 16, 2016 (24)
4.22	Intentionally left blank.
4.23	Securities Purchase Agreement entered between Workhorse Group Inc. and Joseph T. Lukens dated January 10, 2017 (26)
4.24	6% Convertible Debenture issued to Joseph T. Lukens dated January 10, 2017 (26)
10.1	Share Exchange Agreement dated as of December 28, 2009 by and among Advanced Mechanical Products, Inc., the shareholders of Advanced Mechanical Products, Inc. and Title Starts Online, Inc. (1)
10.2	Employment Agreement by and between AMP Holding Inc. and Stephen S. Burns dated December 8, 2010 (12)
10.3	Letter Agreement by and between AMP Holding Inc. and Martin J. Rucidlo dated August 24, 2012 (13)
10.4	Asset Purchase Agreement by and between Workhorse Custom Chassis, LLC, as Seller, and AMP Trucks Inc., as Buyer dated as of March 4, 2013 (10)
10.5	Amendment No. 1 to the Asset Purchase Agreement by and between Workhorse Custom Chassis, LLC, as Seller, and AMP Trucks Inc., as Buyer dated as of March 13, 2013 (10)
10.6	Employment Agreement between AMP Holding Inc. and Julio C. Rodriguez dated August 15, 2013 (14)

Exhibit No.	Description
10.7	Director Agreement by and between AMP Holding Inc. and Raymond Chess dated October 24, 2013 (15)
10.8	Director Agreement by and between Workhorse Group Inc. and Gerald Budde dated December 17, 2015 (21)
10.9	Director Agreement by and between Workhorse Group Inc. and Benjamin Samuels dated December 17, 2015 (21)
10.10	Director Agreement by and between Workhorse Group Inc. and Harry DeMott dated September 15, 2016 (24)
10.11	Form of Warrant Exercise Agreement (25)
10.12	Conversion Agreement between Jospeh T. Lukens and the Company dated January 27, 2017 (27)
10.13	Services Partner Agreement between Workhorse Group Inc. and Ryder Truck Rental, Inc. dated April 27, 2017 (29)
10.14	Executive Retention Agreement by and between Workhorse Group Inc. and Stephen S. Burns dated May 19, 2017 (30)
10.15	Executive Retention Agreement by and between Workhorse Group Inc. and Duane Hughes dated May 19, 2017 (30)
10.16	Executive Retention Agreement by and between Workhorse Group Inc. and Julio Rodriguez dated May 19, 2017 (30)
10.17	Sales Agreement, dated June 22, 2017, by and between Workhorse Group Inc. and Cowen and Company, LLC (32)
21.1	List of Subsidiaries (28)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Nominating and Corporate Governance Committee Charter adopted by the Board of Directors of Workhorse Group Inc. on December 17, 2015
99.2	Compensation Committee Charter adopted by the Board of Directors of Workhorse Group Inc. on December 17, 2015
99.3	Audit Committee Charter adopted by the Board of Directors of Workhorse Group Inc. on December 17, 2015
EX-101.INS	XBRL INSTANCE DOCUMENT
EX-101.SCH	XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT
EX-101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE
EX-101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE
EX-101.LAB	XBRL TAXONOMY EXTENSION LABELS LINKBASE
EX-101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

(1)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on January 4, 2010.
(2)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on May 25, 2010.
(3)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on May 25, 2010.
(4)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on September 10, 2010.
(5)	Incorporated by referenced to the Form SB-2 Registration Statement filed with the Securities and Exchange Commission on February 4, 2008.
(6)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on June 1, 2011.
(7)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on July 11, 2012.
(8)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on February 5, 2013.
(9)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on February 28, 2013.
(10)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on March 13, 2013.
(11)	Incorporated by reference to the Form S-8 Current Report filed with the Securities and Exchange Commission on January 17, 2014.
(12)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on December 13, 2010.
(13)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on August 30, 2012.
(14)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on August 16, 2013.
(15)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on October 30, 2013.
(16)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on April 16, 2015.
(17)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on September 10, 2015.
(18)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on November 12, 2015.
(19)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on November 12, 2015.
(20)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on December 10, 2015.
(21)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on December 21, 2015.
(22)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on March 30, 2016.
(23)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on July 8, 2016.
(24)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on September 9, 2016.
(25)	Incorporated by reference to the Form S-3/A Registration Statement filed with the Securities and Exchange Commission on December 12, 2016.
(26)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on January 12, 2017.
(27)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on February 1, 2017.
(28)	Incorporated by reference to the Form 10-Q Quarterly Report filed with the Securities and Exchange Commission on November 14, 2016.
(29)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on May 3, 2017.
(30)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on May 19, 2017.
(31)	Incorporated by reference to the Form 8-K Current Report filed with the Securities Exchange Commission on December 11, 2014.
(32)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on June 22, 2017.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

WORKHORSE GROUP INC.

Dated: August 9, 2017	By:	/s/ Stephen S. Burns
Name: Stephen S. Burns
Title: Chief Executive Officer (Principal Executive Officer)

Dated: August 9, 2017	By:	/s/ Julio C. Rodriguez
Name: Julio C. Rodriguez
Title: Chief Financial Officer
(Principal Financial and Accounting Officer)