Form 10-Q
period 2017-09-30
Workhorse Group Inc.
filed 2017-11-07
CIK 1425287

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $0.001 par value per share	41,126,934
(Class)	(Outstanding at September 30, 2017)

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

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Workhorse Group Inc.

Consolidated Balance Sheets

September 30, 2017 and December 31, 2016

	September 30, 2017	December 31, 2016
Assets

Current assets:
Cash and cash equivalents	$9,839,977	$469,570
Accounts receivable	225,000	628,700
Lease receivable current	57,060	98,400
Inventory	7,468,333	2,464,835
Prepaid expenses and deposits	1,901,350	255,163
	19,491,720	3,916,668

Property, plant and equipment, net	5,673,044	6,002,631
Lease receivable long-term	227,341	320,494

	$25,392,105	$10,239,793

Liabilities and Stockholders’ Equity (Deficit)

Current liabilities:
Accounts payable	$10,111,256	$3,923,758
Accounts payable, related parties	146,854	101,339
Shareholder advances	7,000	229,772
Current portion of long-term debt	61,484	79,521
	10,326,594	4,334,390

Long-term debt	2,037,118	2,088,429
Stockholders' equity (deficit):
Series A preferred stock, par value of $.001 per share 75,000,000 shares authorized, 0 shares issued and outstanding at September 30, 2017 and December 31, 2016	-	-
Common stock, par value of $.001 per share 100,000,000 shares authorized, 41,126,934 shares issued and outstanding at September 30, 2017 and 27,578,864 shares issued and outstanding at December 31, 2016	41,126	27,579
Additional paid-in capital	105,848,374	66,862,608
Accumulated deficit	(92,861,107)	(63,073,213)
	13,028,393	3,816,974

	$25,392,105	$10,239,793

See accompanying notes to consolidated financial statements.

Workhorse Group Inc.

Consolidated Statement of Operations

For the Three and Nine Months Ended September 30, 2017 and 2016

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016

Sales	$3,285,000	$1,906,000	$5,333,037	$3,376,600

Cost of Sales	7,558,082	4,173,364	12,866,095	6,932,416
Gross loss	(4,273,082)	(2,267,364)	(7,533,058)	(3,555,816)

Operating Expenses
Selling, general and administrative	3,283,196	1,968,260	8,031,368	4,755,642
Research and development	5,084,419	1,024,470	14,139,074	4,224,208
Total operating expenses	8,367,615	2,992,730	22,170,442	8,979,850

Interest expense, net	26,891	2,765	84,394	43,035

Net loss	$(12,667,588)	$(5,262,859)	$(29,787,894)	$(12,578,701)

Basic and diluted loss per share	$(0.35)	$(0.25)	$(0.83)	$(0.61)

Weighted average number of common shares outstanding	35,930,125	20,665,480	35,930,125	20,665,480

See accompanying notes to consolidated financial statements.

Workhorse Group Inc.

Consolidated Statements of Cash Flows

For the Nine Months Ended September 30, 2017 and 2016

(Unaudited)

	2017	2016

Cash flows from operating activities:
Net loss	$(29,787,894)	$(12,578,701)
Adjustments to reconcile net loss from operations to cash used by operations:
Depreciation	415,163	286,316
Stock based compensation	1,076,120	853,609
Write down of inventory	-	78,917
Accounts receivable	403,700	(536,600)
Inventory	(5,003,498)	(3,568,972)
Prepaid expenses and deposits	(1,646,187)	733,469
Accounts payable	6,187,498	1,737,918
Accounts payable, related parties	72,242	(343,638)

Net cash used by operations	(28,282,856)	(13,337,682)

Cash flows from investing activities:
Capital expenditures	(85,576)	(148,095)
Proceeds from lease receivable	134,493	-

Net cash provided by (used in) investing activities	48,917	(148,095)

Cash flows from financing activities:
Payments on long-term debt	(69,348)	-
Conversion of note payable	-	(2,722,500)
Shareholder advances, net of repayments	7,000	1,309,073
Issuance of common and preferred stock	37,032,831	-
Exercise of warrants and options	633,863	10,271,294

Net cash provided by financing activities	37,604,346	8,857,867

Change in cash and cash equivalents	9,370,407	(4,627,910)

Cash at the beginning of the period	469,570	7,677,163
Cash at the end of the period	9,839,977	3,049,253

Supplemental disclosure of non-cash activities:

During the nine months ended September 30, 2017, the Company converted Shareholder advances of $229,772 and accrued interests of $26,727 to common stock of $172 and additional paid-in capital of $256,327.

During the nine months ended September 30, 2017, there were cashless exercises of stock options resulting in 25,995 shares of $0.001 par value common stock being issued.

During the nine months ended September 30, 2016, notes payable of $13,534,426 and accounts payable of $112,487, net of $2,271,637 in prepaid expenses related to the 2015 PPM offering, were converted to equity.

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

Since the acquisition, the Company has devoted the majority of its resources to the development of an all-electric drive system capable of moving heavy large vehicles ranging from full size SUV’s up to and including Medium Duty Commercial trucks. Additionally, in February 2013, the Company formed a new wholly owned subsidiary, Workhorse Motor Works Inc. (f/k/a AMP Trucks Inc.), an Indiana corporation. On March 13, 2013, Workhorse Motor Works Inc. closed on the acquisition of assets from Workhorse Custom Chassis, LLC. The assets included in this transaction included: The Workhorse brand, access to the dealer network of 440 dealers nationwide, intellectual property, and all physical assets which included the approximately 250,000 sq. ft. of facilities on 48 acres of land in Union City, Indiana. This acquisition allows the Company to position itself as a medium duty OEM capable of producing new chassis with electric, propane, compressed natural gas, and hybrid configurations, as well as gasoline drive systems.

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

Lease receivable

The Company’s leasing activities consist of the leasing of trucks which are classified as direct financing leases.  Revenue is recognized at the inception of the lease.  The leases have a term of 8 years.  Future payments to be received on the leases are as follows:

2017	$18,069
2018	$57,060
2019	$57,060
2020	$57,060
2021	$57,060
Thereafter	$38,092
$284,401

Inventory

Inventory is stated at the lower of cost or market using the average cost method, and consists of parts and work in process.

Property, plant and equipment, net

Property and equipment is recorded at cost. Major renewals and improvements are capitalized while maintenance and repairs, which do not improve or extend the lives of the respective assets, are expensed. When property and equipment is retired or otherwise disposed of, a gain or loss is realized for the difference between the net book value of the asset and the proceeds realized thereon. Depreciation is calculated using the straight-line method, based upon the following estimated useful lives:

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

Common Stock - On August 7, 2017 the Workhorse approved the amendment to the Certificate of Incorporation to increase the authorized shares of common stock to 100,000,000. This matter was approved by a majority of the shares outstanding. The Company has authorized 100,000,000 shares of common stock with a par value of $0.001 per share.

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

As no taxable income has occurred from the date of this merger to September 30, 2017 cumulative deferred tax assets of approximately 27.7 million are fully reserved, and no provision or liability for federal or state income taxes has been included in the financial statements. Carryover amounts are:

Approximate net operating loss ($ millions)	Carryover to be used against taxable income generated through year

3.6	2030
6.7	2031
3.9	2032
4.7	2033
6.1	2034
9	2035
18.7	2036
28.7	2037

Research and development costs

The Company expenses research and development costs as they are incurred. Research and Development costs were approximately $5.1 million and $1.0 million for the three months ended September 30, 2017 and 2016, respectively, consisting primarily of personnel costs for our teams in engineering and research, prototyping expense, and contract and professional services. Union City plant expenses prior to the start of production are also included in research and development expenses.

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

Subsequent events

The Company evaluates events and transactions occurring subsequent to the date of the consolidated financial statements for matters requiring recognition or disclosure in the consolidated financial statements. The accompanying consolidated financial statements consider events through November 7, 2017, the date on which the consolidated financial statements were available to be issued.

2.	INVENTORY

As of September 30, 2017, and December 31, 2016, our inventory consisted of the following:

	September 30, 2017	December 31, 2016
Finished Goods	-	212,884
Work in Process	674,713	987,665
Parts	6,793,620	1,264,286
	7,468,333	2,464,835

3.	PROPERTY, PLANT AND EQUIPMENT, NET

As of September 30, 2017, and December 31, 2016, our property, plant and equipment, net, consisted of the following:

	September 30, 2017	December 31, 2016
Land	700,000	700,000
Buildings	5,900,000	5,900,000
Leasehold Improvements	19,225	19,225
Software	86,050	57,587
Equipment	829,742	808,512
Vehicles and prototypes	98,788	62,905
	7,633,805	7,548,229
Less accumulated depreciation	(1,960,761)	(1,545,598)
	5,673,044	6,002,631

4.	LONG-TERM DEBT

Long-term debt consists of the following:

	September 30, 2017	December 31, 2016

Secured mortgage payable to Bank for the purchase of the 100 Commerce Drive Building due in monthly installments of $11,900.	1,748,602	1,767,950
Note payable, former building owner interest payment only due in monthly installments of $1,604 interest at 5.5%. A balloon payment of $350 thousand plus unpaid interest due August 2018.	350,000	350,000
Note payable to the City of Loveland paid off in May 2017	-	50,000
	2,098,602	2,167,950
Less current portion	61,484	79,521
Long term debt	2,037,118	2,088,429

Aggregate maturities of debt are as follows:

2018	358,067
2019	33,607
2020	35,858
2021	38,260
2022	44,345
Thereafter	1,526,981
2,037,118

5.	SHAREHOLDER AND RELATED PARTY ADVANCES

As of September 30, 2017, the Company had deposits for $7,000 that were not yet issued as common stock.

6.	LEASE OBLIGATIONS

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

The 2017 Incentive Plan was adopted by the Board of Directors and the shareholders of the Company. 5,000,000 shares of Common Stock have been reserved for issuance under the 2017 Incentive Plan. Under the Plan, options may be granted which are intended to qualify as Incentive Stock Options (“ISOs”) under Section 422 of the Internal Revenue Code of 1986 (the “Code”) or which are not (“Non-ISOs”) intended to qualify as Incentive Stock Options thereunder. The 2017 Incentive Plan is not a qualified deferred compensation plan under Section 409(a) of the Internal Revenue Code and is not subject to the provisions of the Employee Retirement Income Security Act of 1974 (“ERISA”). The primary purpose of the 2017 Incentive Plan is to attract and retain the best available personnel for the Company in order to promote the success of the Company’s business and to facilitate the ownership of the Company’s stock by employees. The 2017 Incentive Plan is administered by a committee of the Board that is designated by the Board to administer the Plan, composed of not less than two members of the Board all of whom are disinterested persons, as contemplated by Rule 16b-3 promulgated under the Securities Exchange Act of 1934, as amended (the “ Exchange Act ”). All questions of interpretation of the 2017 Incentive Plan are determined by the Committee, and its decisions are final and binding upon all participants. Under the 2017 Incentive Plan, options may be granted to key employees, officers, directors or consultants of the Company, as provided in the 2017 Incentive Plan.

In addition to the plans, the Company has granted, on various dates, stock options to directors, officers and employees to purchase common stock of the Company. The terms, exercise prices and vesting of these awards vary.

The following table summarizes option activity for directors, officers and employees:

		Outstanding Stock Options
	Options Available for Grant	Number of Options	Weighted Average Exercise Price per Option	Weighted Average Grant Date Fair Value per Option	Weighted Average Remaining Exercise Term in Months
Balance December 31, 2015	757,471	1,980,434	$2.21	$1.46	49
Additional stock reserved	500,000	-	$-	$-	-
Granted	(794,500)	794,500	$6.38	$2.82	58
Exercised	-	(138,113)	$1.79	$0.49	-
Forfeited	-	-	$-	$-	-
Expired	492,500	(492,500)	$3.83	$1.65	-
Balance December 31, 2016	955,471	2,144,321	$2.46	$1.53	43
Additional stock reserved	944,529	-	$-	$-	-
Granted	(1,900,000)	1,900,000	$5.01	$1.11	72
Exercised	-	(137,419)	$2.11	$1.00	-
Forfeited	-	-	$-	$-	-
Expired	-	-	$-	$-	-
Balance September 30, 2017	0	3,906,902	$3.17	$1.84	43

The Company recorded $1,070,862 and $823,253 compensation expense for stock options to directors, officers and employees for the nine months ended September 30, 2017 and 2016 respectively. As of September 30, 2017, unrecognized compensation expense of $2,376,998 is related to non-vested options granted to directors, officers and employees which is anticipated to be recognized over the next 7 months, commensurate with the vesting schedules.

Options to consultants

The Company has also granted, on various dates, stock options to purchase common stock of the Company to consultants for services previously provided to the Company. The terms, exercise prices and vesting of these awards vary.

The following table summarizes option activity for consultants:

		Outstanding Stock Options
	Options Available for Grant	Number of Options	Weighted Average Exercise Price per Option	Weighted Average Grant Date Fair Value per Option	Weighted Average Remaining Exercise Term in Months
Balance December 31, 2015	99,303	306,773	$0.36	$1.01	41
Granted	(9,000)	9,000	$4.99	$0.44	52
Exercised	-	(138,312)	$0.34	$0.81	-
Balance December 31, 2016	90,303	177,461	$0.49	$1.05	37
Exercised	-	(5,000)	$1.50	$0.83	-
Balance September 30, 2017	90,303	172,461	$0.57	$1.11	32

The Company recorded $5,258 and $31,356 compensation expense for stock options to consultants for the nine months ended September 30, 2017 and 2016 respectively. As of September 30, 2017, there was no unrecognized compensation expense for options granted to consultants.

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

The following table summarizes warrant activity for the placement agent and consultants:

		Outstanding Warrants
	Warrants Available for Grant	Number of Warrants	Weighted Average Exercise Price per Warrant	Weighted Average Grant Date Fair Value per Warrant	Weighted Average Remaining Exercise Term in Months
Balance December 31, 2015	210,227	306,823	$2.79	$1.26	9
Exercised	-	(60,160)	$2.69	$0.43	-
Expired	-	(87,458)	$6.00	$2.70	-
Balance December 31, 2016	210,227	159,205	$2.56	$1.16	17
Balance September 30, 2017	210,227	159,205	$1.38	$0.68	21

The Company recorded no compensation expense for stock warrants to the placement agent and consultants for the nine months ended September 30, 2017 and 2016, respectively. There is no unrecognized compensation expense for the placement agent warrants because they are fully vested at date of grant.

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

The following table summarizes warrant activity for directors and officers:

		Outstanding Warrants
	Warrants Available for Grant	Number of Warrants	Weighted Average Exercise Price per Warrant	Weighted Average Grant Date Fair Value per Warrant	Weighted Average Remaining Exercise Term in Months
Balance December 31, 2015	348,925	338,925	$20.00	$1.02	4
Expired	-	(150,000)	20.00	0.15	-
Balance December 31, 2016	348,925	188,925	$20.00	$1.02	4
Balance September 30, 2017	348,925	188,925	$20.00	$1.30	4

The Company recorded no compensation expense for stock warrants to directors and officers for the nine months ended September 30, 2017 and 2016. There is no unrecognized compensation expense for these warrants because they are fully vested at date of grant.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which requires a lessee to recognize in the statement of financial position a liability to make lease payments (“the lease liability”) and a right-of-use asset representing its right to use the underlying asset for the lease term, initially measured at the present value of the lease payments. When measuring assets and liabilities arising from a lease, the lessee should include payments to be made in optional periods only if the lessee is reasonably certain, as defined, to exercise an option to the lease or not to exercise an option to terminate the lease. Optional payments to purchase the underlying asset should be included if the lessee is reasonably certain it will exercise the purchase option. Most variable lease payments should be excluded except for those that depend on an index or a rate or are in substance fixed payments. A lessee shall classify a lease as a finance lease if it meets any of five listed criteria: 1) The lease transfers ownership of the underlying asset to the lessee by the end of the lease term. 2) The lease grants the lessee and option to purchase the underlying asset that the lessee is reasonably certain to exercise. 3) The lease term is for the major part of the remaining economic life of the underlying asset. 4) The present value of the sum of the lease payments and any residual value guaranteed by the lessee equals or exceeds substantially all of the fair value of the underlying asset. 5) The underlying asset is of such a specialized nature that it is expected to have no alternative use to the lessor at the end of the lease term. For finance leases, a lessee shall recognize in the statement of comprehensive income interest on the lease liability separately from amortization of the right-of-use asset. Amortization of the right-of-use asset shall be on a straight-line basis, unless another basis is more representative of the pattern in which the lessee expects to consume the right-of-use asset’s future economic benefits. If the lease does not meet any of the five criteria, the lessee shall classify it as an operating lease and shall recognize a single lease cost on a straight-line basis over the lease term. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. If a lessee makes this election, it should recognize lease expense for such leases generally on a straight-line basis over the lease term. The amendments in this update are to be applied using a modified retrospective approach, as defined, and are effective for public business entities for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2018. Early application is permitted. The Company is currently evaluating the financial statement impact of adopting the new guidance.

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

Total amount converted to common stock including accrued interest on the notes payable was $11,375,276 net of the deferred costs.

On February 1, 2017, the Company announced the completion of its underwritten public offering of 6,500,000 shares of its common stock at a public offering price of $3.00 per share. In addition, the underwriters exercised an option to purchase an additional 975,000 shares of common stock at the public offering price, less the underwriting discounts and commissions.

All of the shares in the offering were sold by Workhorse Group, with gross proceeds to Workhorse Group of approximately $22.4 million and net proceeds of approximately $20.5 million, after deducting underwriting discounts and commissions and estimated offering expenses.

On June 22, 2017, Workhorse entered into an at the market issuance sales agreement (the “Cowen Agreement”) with Cowen and Company, LLC (“Cowen”) under which the Company may offer and sell, from time to time at its sole discretion, shares of its Common Stock having an aggregate offering price of up to $25,000,000 through Cowen as its sales agent. As of September 30, 2017, the Company issued 1,060,783 shares from this facility.

On September 14, 2017, the Company entered into an underwriting agreement (the “Underwriting Agreement”) with Cowen relating to the public offering and sale (the “Offering”) of 3,749,996 shares of the Company’s common stock, and five year warrants (exercisable beginning on the date of issuance) to purchase up to an aggregate of 2,812,497 shares of the Company’s common stock.  Each investor received a warrant to purchase 0.75 shares of the Company’s common stock at an exercise price of $3.80 per share, for each share of common stock purchased.

Pursuant to the Underwriting Agreement, Cowen purchased 3,749,996 shares of the Company’s common stock and accompanying warrants at a price per share of $3.20.  The net proceeds to the Company were approximately $10.9 million after deducting underwriting discounts and commissions and offering expenses.  The sale of such shares and accompanying warrants closed on September 18, 2017. The warrants contain full ratchet anti-dilution protection upon the issuance of any common stock, securities convertible into common stock or certain other issuances at a price below the then existing exercise price of the warrants, with certain exceptions.

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

Automotive

Last Mile Electric Delivery Vehicles

Workhorse battery-electric and range-extended delivery vans are currently in production at our Union City, Indiana plant and are in use by our customers on daily routes across the United States. To date, we have built and delivered over 300 electric and range extended delivery trucks to our customers. To our knowledge, we are the only OEM to achieve such a milestone, worldwide. Our delivery customers include companies such as UPS, FedEx Express, Alpha Baking, Brink’s and W.B. Mason. Data from our in-house-developed telematics system demonstrates our vehicles have logged nearly 2,000,000 customer miles on the road and are averaging approximately a 500% improvement in fuel economy as compared to conventional gasoline-based trucks of the same size and duty cycle. In addition to a five-fold improvement in fuel economy, we anticipate that the performance of our vehicles on-route will reduce long-term vehicle maintenance expense by approximately 50% as compared to fossil-fueled trucks.

We produced 73 of our E-GEN electric delivery trucks to customers in the third quarter 2017. This was a record production and revenue level for Workhorse. We also delivered our six prototype vehicles to the United States Postal Service (USPS) in the third quarter. Looking ahead, in the first 37 days of this current quarter, we have already built and delivered 64 E-Gen vehicles.

Today, we announced our new NGEN low floor electric delivery van with a stylish composite body. This next generational vehicle was designed with Last Mile Delivery in mind, and incorporates our work with traditional delivery customers, our USPS prototypes and the new delivery demands that are the result of the ever increasing packages being delivered due to e-commerce. We believe this new, lightweight, all wheel drive electric vehicle with best in class turning radius coupled with its optional roof mounted HorseFly delivery drone represents the most efficient last mile delivery system available. As with all Workhorse chassis and trucks, Ryder will be our sales and national service organization for the new NGEN vehicle.

In addition to extending our “first mover” status in the electric delivery truck marketplace, the NGEN vehicle also leverages our existing supply chain partners to achieve our goal of being gross margin positive on our trucks.

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

Post Office Replenishment Program

Workhorse, with our partner VT Hackney, is one of five awardees that the United States Postal Service selected to build prototype vehicles for USPS Next Generation Delivery Vehicle (NGDV) project. The Post Office has stated that the number of vehicles to be replaced in the project is approximately 180,000. In September, Workhorse delivered six vehicles for prototype testing under the NGDV Acquisition Program in compliance with the terms set forth in their USPS prototype contract.

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

In light of the robust response to the launch, we are working closely with the FAA and several of our industry partners to bring the SureFly™ solution to market. We expect to test our first manned hover in late 2017. We believe that our range-extended truck experience combined with our Horsefly delivery drone aviation development experience will give us competitive advantages and speed-to-market with such an aircraft. We have targeted 2019 to receive our certification from the FAA and have begun accepting $1,000 deposits from potential customers.

Results of Operations

Our condensed consolidated statement of operations data for the period presented follows:

Workhorse Group Inc

Consolidated Statement of Operations

For the Three and Nine Months Ended September 30, 2017 and 2016

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016

Sales	$3,285,000	$1,906,000	$5,333,037	$3,376,600

Cost of Sales	7,558,082	4,173,364	12,866,095	6,932,416
Gross loss	(4,273,082)	(2,267,364)	(7,533,058)	(3,555,816)

Operating Expenses
Selling, general and administrative	3,283,196	1,968,260	8,031,368	4,755,642
Research and development	5,084,419	1,024,470	14,139,074	4,224,208
Total operating expenses	8,367,615	2,992,730	22,170,442	8,979,850

Interest expense, net	26,891	2,765	84,394	43,035

Net loss	$(12,667,588)	$(5,262,859)	$(29,787,894)	$(12,578,701)

Sales

Sales for the three months ended September 30, 2017 and 2016 were $3.3 million and $1.9 million respectively and were related to delivery of the production vehicles for UPS. The increase in sales is due to the higher rate of delivery requested by UPS.

Sales for the nine months ended September 30, 2017 and 2016 were $5.3 million and $3.4 million The increase in sales is due to the higher rate of delivery requested by UPS and the increased production capacity of Workhorse.

Cost of Sales

Cost of sales includes cost of materials, labor and overhead for the vehicles delivered during the period.

Cost of Sales for the three months ended September 30, 2017 and 2016 were $7.6 million and $4.2 million respectively. Materials and components for the manufacturing of the initial units were acquired at low volume pricing.

Cost of Sales for the nine months ended September 30, 2017 and 2016 were $12.9 million and $6.9 million respectively. Materials and components for the manufacturing of the initial units were acquired at low volume pricing. We are in the process of negotiating high volume pricing and credit terms with vendors as production volume is increasing.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses consist primarily of personnel and facilities costs related to our development, including marketing, sales, executive, finance, human resources, information technology and professional, legal and contract services.

SG&A expenses during the three months ended September 30, 2017 and 2016 were $3.3 million and $2.0 million respectively. The increase consisted primarily of employee salaries and benefits, promotional activities and consulting, due to increased activity in the period.

SG&A expenses during the nine months ended September 30, 2017 and 2016 were $8.0 million and $4.8 million respectively. The increase consisted primarily of employee salaries and benefits, consulting and investor relations, due to increased activity in the period.

Research and Development Expenses

Research and development (“R&D”) expenses consist primarily of personnel costs for our teams in engineering and research, prototyping expense, and contract and professional services.

R&D expenses during the three months ended September 30, 2017 and 2016 were $5.1 million and $1.0 million respectively. The increase in R&D expenses consisted primarily in consulting and materials related to the start of the Next Generation Delivery Vehicles project and SureFly™ Octocopter.

R&D expenses during the nine months ended September 30, 2017 and 2016 were $14.1 million and $4.2 million respectively. The increase in R&D expenses consisted primarily in employee salaries and benefits, consulting and materials related to the start of the Next Generation Delivery Vehicles project, the construction and completion of the prototypes for the pickup truck, EPA/CARB certification and the SureFly™ Optocopter.

Interest Expenses

Our interest expense is incurred primarily from our long-term loans for financing Property, Plant and Equipment.

Interest expenses during the three months ended September 30, 2017 and 2016 were $27 thousand and $3 thousand, respectively. Interest expense for 2017 was related to the Long-Term loan on the Loveland Headquarters R&D building.

Interest expenses during the nine months ended September 30, 2017 and 2016 were $84 thousand and $43 thousand, respectively. Interest expense for 2017 was related to the Long-Term loan on the Loveland Headquarters R&D building. Interest expense for 2016 was related to the Navistar loan which was paid off during the second quarter of 2016.

Liquidity and Capital Resources

Cash Requirements

From inception, we have financed our operations primarily through sales of equity securities. We have consumed substantial amounts of capital to date as we continue our research and development activities and manufacturing our vehicles.

As of September 30, 2017, we had approximately $9.8 million in cash, cash equivalents and short-term investments, as compared to approximately $470 thousand as of December 31, 2016, an increase of approximately $9.4 million. The increase was primarily attributable to the closing of our underwritten public offerings in February and September 2017.

We believe that our existing capital resources will be sufficient to support our current and projected funding requirements into Q1 2018. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. Because of the numerous risks and uncertainties associated with the development of our business and research and development activities, including risks and uncertainties that could impact the rate of progress of our development activities, we are unable to estimate with certainty the amounts of increased capital outlays and operating expenditures.

Our operations will require significant additional funding for the foreseeable future. Unless and until we are able to generate a sufficient amount of revenue and reduce our costs, we expect to finance future cash needs through public and/or private offerings of equity securities and/or debt financings. We do not currently have any committed future funding. To the extent we raise additional capital by issuing equity securities, our stockholders could at that time experience substantial dilution. Any debt financing that we are able to obtain may involve operating covenants that restrict our business. In February 1, 2017, the Company announced the completion of its underwritten public offering of 6,500,000 shares of its common stock at a public offering price of $3.00 per share. In addition, the underwriters exercised an option to purchase an additional 975,000 shares of common stock at the public offering price, less the underwriting discounts and commissions. On June 22, 2017, the Company entered into an at the market issuance sales agreement (the “Cowen Agreement”) with Cowen and Company, LLC (“Cowen”) under which the Company may offer and sell, from time to time at its sole discretion, shares of its Common Stock, having an aggregate offering price of up to $25,000,000 through Cowen as its sales agent. Cowen may sell the Common Stock by any method permitted by law deemed to be an “at the market offering” as defined in Rule 415 of the Securities Act of 1933, as amended, including without limitation sales made by means of ordinary brokers’ transactions on the Nasdaq Global Select Market or otherwise at market prices prevailing at the time of sale, in block transactions, or as otherwise directed by the Company. Cowen will use commercially reasonable efforts to sell the Common Stock from time to time, based upon instructions from the Company (including any price, time or size limits or other customary parameters or conditions the Company may impose). The Company will pay Cowen a commission of 3.0% of the gross sales proceeds of any Common Stock sold through Cowen under the Cowen Agreement, and also has provided Cowen with customary indemnification rights. The Company is not obligated to make any sales of Common Stock under the Agreement. The offering of shares of Common Stock pursuant to the Cowen Agreement will terminate upon the earlier of (i) the sale of all Common Stock subject to the Cowen Agreement or (ii) termination of the Cowen Agreement in accordance with its terms. The shares of Common Stock being offered pursuant to the Cowen Agreement will be offered and sold pursuant to the Company’s shelf registration statement on Form S-3 (File No. 333-213100). On June 22, 2017, the Company filed a prospectus supplement relating to the ATM Offering with the Securities and Exchange Commission (the “SEC”). As of September 30, 2017, the Company issued 1,060,783 shares of Common Stock for gross proceeds of $3.5 million under the Cowen Agreement.

On September 14, 2017, the Company entered into an underwriting agreement (the “Underwriting Agreement”) with Cowen relating to the public offering and sale (the “Offering”) of 3,749,996 shares of the Company’s common stock, and five year warrants (exercisable beginning on the date of issuance) to purchase up to an aggregate of 2,812,497 shares of the Company’s common stock.  Each investor received a warrant to purchase 0.75 shares of the Company’s common stock at an exercise price of $3.80 per share, for each share of common stock purchased.

Pursuant to the Underwriting Agreement, Cowen purchased 3,749,996 shares of the Company’s common stock and accompanying warrants at a price per share of $3.20.  The net proceeds to the Company were approximately $10.9 million after deducting underwriting discounts and commissions and offering expenses.  The sale of such shares and accompanying warrants closed on September 18, 2017. The warrants contain full ratchet anti-dilution protection upon the issuance of any common stock, securities convertible into common stock or certain other issuances at a price below the then-existing exercise price of the warrants, with certain exceptions.

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

For the nine months ended September 30, 2017, we maintained an investment portfolio primarily in money market funds, U. S. treasury bills, government-sponsored enterprise securities, and corporate bonds and commercial paper. Cash in excess of immediate requirements is invested with regard to liquidity and capital preservation. Wherever possible, we seek to minimize the potential effects of concentration and degrees of risk. We will continue to monitor the impact of the changes in the conditions of the credit and financial markets to our investment portfolio and assess if future changes in our investment strategy are necessary.

Summary of Cash Flows

	Nine Months Ended September 30,
	2017	2016

Net cash used in operating activities	$(28,282,856)	$(13,337,682)
Net cash used in investing activities	$48,917	$(148,095)
Net cash used and provided by financing activities	$37,604,346	$8,857,867

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

During the nine months ended September 30, 2017 and September 30, 2016, cash used in operating activities was $28.3 million and $13.3 million, respectively. The decrease in operating cash flows in 2017 as compared to 2016 was mainly due to an increase in operating losses, inventory purchases, and prepaids offset by increases in accounts payable and reductions of accounts receivable.

Cash Flows from Investing Activities

Cash flow from investing activities primarily relates to capital expenditures to support our future growth in operations.

During the nine months ended September 30, 2017 and September 30, 2016, net cash provided by (used in) investing activities was $49 thousand and $(148) thousand respectively. For the nine months ended in September 30, 2017, we spent on new equipment and software used mainly for R&D and manufacturing activities, offset by leasing of vehicles to customers. For the nine months ended September 30, 2016, we used funds for the purchase of new equipment and software used mainly for R&D and manufacturing activities.

Cash Flows from Financing Activities

During the nine months ended September 30, 2017 and 2016, net cash provided by financing activities was $37.6 million and $8.9 million, respectively. Cash flows from financing activities during the nine months ended September 30, 2017 consisted primarily of a net of $37.0 million from a stock public offering.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. Some of the securities in which we invest may have market risk. This means that a change in prevailing interest rates may cause the fair value amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing interest rate later rises, the market value amount of our investment will decline. To minimize this risk, we maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including money market funds and government and non-government debt securities and the maturities of each of these instruments is less than one year. In quarter ended September 30, 2017, we maintained an investment portfolio primarily in money market funds. Due to the primarily short-term nature and low interest rate yields of these investments, we believe we do not have a material exposure to interest rate risk and market risk arising from our investments. Therefore, no quantitative tabular disclosure is provided.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2017 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Except as set forth below, we are currently not a party to any material legal or administrative proceedings and are not aware of any pending or threatened material legal or administrative proceedings arising in the ordinary course of business. We may from time to time become a party to various legal or administrative proceedings arising in the ordinary course of our business. In May 2017, Autokinetics, Inc. (“AK”) filed a complaint against the Company in the Circuit Court for the County of Oakland, State of Michigan (File No. 2017-158748-CB). AK claims Breach of Contract and Unjust Enrichment/Quantum Meruit and is seeking damages in the amount of $2,098,550. In June 2017, the Company filed an Answer as well as a Counterclaim against AK and J. Bruce Emmons, President of AK, for Breach of Contract, Unjust Enrichment, Promissory Estoppel, Conversion and Statutory Conversion. The Company intends to vigorously defend against this action and pursue all available legal remedies. The Company believes it has substantial legal and factual defenses to the plaintiff’s claims.

ITEM 1A. RISK FACTORS

Our results of operations have not resulted in profitability and we may not be able to achieve profitability going forward.

We have incurred net losses amounting to $92.9 million for the period from inception (February 20, 2007) through September 30, 2017. We have had net losses in each quarter since our inception. We expect that we will continue to incur net losses for the foreseeable future. We may incur significant losses in the future for several reasons, including the other risks described in this report, and we may encounter unforeseen expenses, difficulties, complications, delays and other unknown events. Accordingly, we may not be able to achieve or maintain profitability. Our management is developing plans to alleviate the negative trends and conditions described above and there is no guarantee that such plans will be successfully implemented.   There is no assurance that even if we successfully implement our business plan, that we will be able to curtail our losses. If we incur additional significant operating losses, our stock price may decline, perhaps significantly.

We have yet to achieve positive cash flow and, given our projected funding needs, our ability to generate positive cash flow is uncertain.

We have had negative cash flow from operating activities of $28.3 million and $13.3 million for the nine months ended September 30, 2017 and 2016, respectively. We anticipate that we will continue to have negative cash flow from operating and investing activities for the foreseeable future as we expect to incur increased research and development, sales and marketing, and general and administrative expenses and make significant capital expenditures in our efforts to increase sales and commence operations at our Union City facility. Our business also will at times require significant amounts of working capital to support our growth, particularly as we acquire inventory to support our anticipated increase in production. An inability to generate positive cash flow for the foreseeable future may adversely affect our ability to raise needed capital for our business on reasonable terms, diminish supplier or customer willingness to enter into transactions with us, and have other adverse effects that may decrease our long-term viability. There can be no assurance we will achieve positive cash flow in the foreseeable future.

We need access to additional financing in 2018 and beyond, which may not be available to us on acceptable terms or at all. If we cannot access additional financing when we need it and on acceptable terms, our business may fail.

Our business plan to design, produce, sell and service commercial electric vehicles through our Union City facility will require substantial continued capital investment. Our research and development activities will also require substantial continued investment. For the year ended December 31, 2016, our independent registered public accounting firm issued a report on our 2016 financial statements that contained an explanatory paragraph stating that the lack of sales, negative working capital and stockholders’ deficit, raise substantial doubt about our ability to continue as a going concern. For example, our existing capital resources, will be insufficient to fund our operations beyond the end of the first quarter of 2018. Accordingly, we will need additional financing. If we are not able to obtain additional financing and/or substantially increase revenue from sales, we will be unable to continue as a going concern. As a result, we may have to liquidate our assets and may receive less than the value at which those assets are carried on our consolidated financial statements, and investors will likely lose a substantial part or all of their investment. We cannot be certain that additional financing will be available to us on favorable terms when required, or at all, particularly given we do not now have a committed credit facility with any government or financial institution. Further, if there remains doubt about our ability to continue as a going concern, investors or other financing sources may be unwilling to provide additional funding on acceptable terms or at all. If we cannot obtain additional financing when we need it and on terms acceptable to us, we will not be able to continue as a going concern.

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

Our success depends on the continuing services of our CEO, Stephen Burns and top management. On May 19, 2017, Mr. Burns and the Company entered into an Executive Retention Agreement whereby Mr. Burns was retained as Chief Executive Officer in consideration of an annual salary of $325,000. Further, the Company entered Executive Retention Agreements with Duane Hughes as Chief Operating Officer/President, Paul Gaitan as Chief Financial Officer and Julio Rodriguez as Chief Information Officer. The loss of any of these individuals could have a material and adverse effect on our business operations. Additionally, the success of our operations will largely depend upon our ability to successfully attract and maintain competent and qualified key management personnel. As with any company with limited resources, there can be no guarantee that we will be able to attract such individuals or that the presence of such individuals will necessarily translate into profitability for our company. Our inability to attract and retain key personnel may materially and adversely affect our business operations. Any failure by our management to effectively anticipate, implement, and manage the changes required to sustain our growth would have a material adverse effect on our business, financial condition, and results of operations.

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

Of the 41,126,934 shares of our common stock outstanding as of the date hereof, approximately 25.6 million shares are held by “non-affiliates” and are freely tradable without restriction pursuant to Rule 144. In addition, our Registration Statement on Form S-3 for purposes of registering the resale of 1,314,967 shares of common stock. Any substantial sale of our common stock pursuant to Rule 144 or pursuant to any resale prospectus may have a material adverse effect on the market price of our common stock.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the nine months ended September 30, 2017, warrant holders exercised stock purchase warrants to receive an aggregate of 362 thousand shares of common stock in consideration of an aggregate of $634 thousand in cash consideration.

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

ITEM 6. EXHIBITS

Exhibit No.	Description
3.1	Certificate of Designation for Series A Preferred Stock (1)
3.2	Certificate of Change (2)
3.3	Certificate of Correction (2)
3.4	Articles of Merger (3)
3.5	Certificate of Correction (Articles of Merger) (3)
3.6	Certificate of Amendment to the Certificate of Incorporation (4)
3.7	Certificate of Incorporation (5)
3.8	Articles of Merger between AMP Holding Inc. Workhorse Group Inc. (16)
3.9	Certificate of Change filed December 9, 2015 (20)
3.10	Certificate of Amendment to the Certificate of Incorporation dated August 8, 2017 (33)
4.1	Stock Option to acquire 500,000 shares of common stock issued to James Taylor dated May 25, 2011 (6)
4.2	Common Stock Purchase Warrant to acquire 500,000 shares of common stock issued to James Taylor dated May 25, 2011 (6)
4.3	Stock Option to acquire 500,000 shares of common stock issued to Stephen Burns dated May 25, 2011 (6)
4.4	Common Stock Purchase Warrant to acquire 500,000 shares of common stock issued to Stephen Burns dated May 25, 2011 (6)
4.5	Conversion Letter Agreement by and between Stephen Burns and AMP Holding Inc. (7)
4.6	Form of Warrant by and between AMP Holding Inc. and the January 2013 Accredited Investor (8)
4.7	Common Stock Purchase Warrant issued to Stephen Baksa (9)
4.8	2014 Incentive Stock Plan (11)
4.9	Form of Common Stock Purchase Agreement entered between AMP Holding Inc and the December 2014 Investors (31)
4.10	Form of Common Stock Purchase Warrant issued to the December 2014 Investors (31)
4.11	Intentionally Left Blank
4.12	Form of Subscription Agreement by and between Workhorse Group Inc. and the 2015 Accredited Investors (17)
4.13	Form of Securities Purchase Agreement entered between Workhorse Group Inc. and the November 2015 Investors (18)
4.14	Form of 6% Convertible Promissory Note issued to the November 2015 Investors (18)
4.15	Form of Stock Purchase Warrant issued to the November 2015 Investors (18)
4.16	Form of Securities Purchase Agreement entered between Workhorse Group Inc. and the Convertible Note Investor(19)
4.17	Form of 6% Convertible Promissory Note issued to the Investors (19)
4.18	Form of Stock Purchase Warrant issued to the Investors (19)
4.19	Stock Option Agreement by and between Workhorse Group Inc. and Gerald Budde dated December 17, 2015 (21)
4.20	Stock Option Agreement by and between Workhorse Group Inc. and H. Benjamin Samuels dated December 17, 2015 (21)
4.21	Stock Option Agreement by and between Workhorse Group Inc. and Harry DeMott dated September 16, 2016 (24)
4.22	Intentionally left blank.
4.23	Securities Purchase Agreement entered between Workhorse Group Inc. and Joseph T. Lukens dated January 10, 2017 (26)
4.24	6% Convertible Debenture issued to Joseph T. Lukens dated January 10, 2017 (26)
4.25	Form of Warrant – September 2017 (35)
10.1	Share Exchange Agreement dated as of December 28, 2009 by and among Advanced Mechanical Products, Inc., the shareholders of Advanced Mechanical Products, Inc. and Title Starts Online, Inc. (1)
10.2	Employment Agreement by and between AMP Holding Inc. and Stephen S. Burns dated December 8, 2010 (12)
10.3	Letter Agreement by and between AMP Holding Inc. and Martin J. Rucidlo dated August 24, 2012 (13)
10.4	Asset Purchase Agreement by and between Workhorse Custom Chassis, LLC, as Seller, and AMP Trucks Inc., as Buyer dated as of March 4, 2013 (10)
10.5	Amendment No. 1 to the Asset Purchase Agreement by and between Workhorse Custom Chassis, LLC, as Seller, and AMP Trucks Inc., as Buyer dated as of March 13, 2013 (10)
10.6	Employment Agreement between AMP Holding Inc. and Julio C. Rodriguez dated August 15, 2013 (14)

Exhibit No.	Description
10.7	Director Agreement by and between AMP Holding Inc. and Raymond Chess dated October 24, 2013 (15)
10.8	Director Agreement by and between Workhorse Group Inc. and Gerald Budde dated December 17, 2015 (21)
10.9	Director Agreement by and between Workhorse Group Inc. and Benjamin Samuels dated December 17, 2015 (21)
10.10	Director Agreement by and between Workhorse Group Inc. and Harry DeMott dated September 15, 2016 (24)
10.11	Form of Warrant Exercise Agreement (25)
10.12	Conversion Agreement between Jospeh T. Lukens and the Company dated January 27, 2017 (27)
10.13	Services Partner Agreement between Workhorse Group Inc. and Ryder Truck Rental, Inc. dated April 27, 2017 (29)
10.14	Executive Retention Agreement by and between Workhorse Group Inc. and Stephen S. Burns dated May 19, 2017 (30)
10.15	Executive Retention Agreement by and between Workhorse Group Inc. and Duane Hughes dated May 19, 2017 (30)
10.16	Executive Retention Agreement by and between Workhorse Group Inc. and Julio Rodriguez dated May 19, 2017 (30)
10.17	Sales Agreement, dated June 22, 2017, by and between Workhorse Group Inc. and Cowen and Company, LLC (32)
10.18	Executive Retention Agreement by and between Workhorse Group Inc. and Paul Gaitan dated August 9, 2017 (34)
10.19	Letter Agreement by and between Workhorse Group Inc. and Julio Rodriguez dated August 9, 2017(34)
10.20	Form of Indemnification Agreement (30)
10.21	Form of Employee Invention Assignment, Confidentiality, Non-Compete and Non-Solicit Agreement (30)
21.1	List of Subsidiaries (28)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Nominating and Corporate Governance Committee Charter adopted by the Board of Directors of Workhorse Group Inc. on December 17, 2015 (33)
99.2	Compensation Committee Charter adopted by the Board of Directors of Workhorse Group Inc. on December 17, 2015 (33)
99.3	Audit Committee Charter adopted by the Board of Directors of Workhorse Group Inc. on December 17, 2015 (33)
EX-101.INS	XBRL INSTANCE DOCUMENT
EX-101.SCH	XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT
EX-101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE
EX-101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE
EX-101.LAB	XBRL TAXONOMY EXTENSION LABELS LINKBASE
EX-101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

(1)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on January 4, 2010.
(2)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on May 25, 2010.
(3)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on May 25, 2010.
(4)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on September 10, 2010.
(5)	Incorporated by referenced to the Form SB-2 Registration Statement filed with the Securities and Exchange Commission on February 4, 2008.
(6)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on June 1, 2011.
(7)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on July 11, 2012.
(8)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on February 5, 2013.
(9)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on February 28, 2013.
(10)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on March 13, 2013.
(11)	Incorporated by reference to the Form S-8 Current Report filed with the Securities and Exchange Commission on January 17, 2014.
(12)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on December 13, 2010.
(13)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on August 30, 2012.
(14)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on August 16, 2013.
(15)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on October 30, 2013.
(16)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on April 16, 2015.
(17)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on September 10, 2015.
(18)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on November 12, 2015.
(19)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on November 12, 2015.
(20)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on December 10, 2015.
(21)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on December 21, 2015.
(22)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on March 30, 2016.
(23)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on July 8, 2016.
(24)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on September 9, 2016.
(25)	Incorporated by reference to the Form S-3/A Registration Statement filed with the Securities and Exchange Commission on December 12, 2016.
(26)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on January 12, 2017.
(27)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on February 1, 2017.
(28)	Incorporated by reference to the Form 10-Q Quarterly Report filed with the Securities and Exchange Commission on November 14, 2016.
(29)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on May 3, 2017.
(30)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on May 19, 2017.
(31)	Incorporated by reference to the Form 8-K Current Report filed with the Securities Exchange Commission on December 11, 2014.
(32)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on June 22, 2017.
(33)	Incorporated by reference to the Form 10-Q Quarterly Report filed with the Securities and Exchange Commission on August 9, 2017.
(34)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on August 11, 2017.
(35)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on September 14, 2017.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

WORKHORSE GROUP INC.

Dated: November 7, 2017	By:	/s/ Stephen S. Burns
Name: Stephen S. Burns
Title: Chief Executive Officer (Principal Executive Officer)

Dated: November 7, 2017	By:	/s/ Paul Gaitan
Name: Paul Gaitan
Title: Chief Financial Officer
(Principal Financial and Accounting Officer)

