Form 10-K
period 2017-12-31
Workhorse Group Inc.
filed 2018-03-14
CIK 1425287

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company Emerging growth company	☐ ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No  ☒

As of June 30, 2017, the last business day of the Registrant’s most recently completed second fiscal quarter, the market value of our common stock held by non-affiliates was $134,353,896.

The number of shares of the Registrant’s common stock, $0.001 par value per share, outstanding as of March 8, 2018, was 41,828,474.

i

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

ii

PART I

ITEM 1. BUSINESS

Overview

We are a technology company focused on providing sustainable and cost-effective solutions to the commercial transportation sector. As an American manufacturer we design and build high performance battery-electric vehicles and aircraft that make movement of people and goods more efficient and less harmful to the environment. As part of our solution, we also develop cloud-based, real-time telematics performance monitoring systems that enable fleet operators to optimize energy and route efficiency. Although we operate as a single unit through our subsidiaries, we approach our development through two divisions, Automotive and Aviation.

Automotive

In March of 2013, we purchased the former Workhorse Custom Chassis assembly plant in Union City, Indiana from Navistar International (NAV: NYSE). With this acquisition, we acquired the capability to be an Original Equipment Manufacturer (OEM) of Class 3-6 commercial-grade, medium-duty truck chassis, to be marketed under the Workhorse® brand. All Workhorse last mile delivery vans are assembled in the Union City assembly facility. We believe that we are the only medium-duty battery-electric OEM in the U.S. and we will be expanding our product portfolio through introduction of the N-GEN electric cargo van, as well as the W-15 range-extended electric pickup truck in late 2018 and 2019.

We believe our battery-electric and range-extended battery electric commercial vehicles offer fleet operators significant benefits, which include:

●	Low Total Cost-of-Ownership vs. conventional gas/diesel vehicles

●	Competitive advantage to increase brand loyalty and last mile delivery market share

●	Improved profitability through:

o	Lower maintenance costs

o	Reduced fuel expenses

●	Increased package deliveries per day through use of more efficient delivery methods

●	Decreased vehicle emissions and reduction in carbon footprint

●	Improved vehicle safety and driver experience

The Company currently sells and leases its vehicles to fleet customers directly and through its primary distributor Ryder System, Inc. Ryder also is the exclusive maintenance provider for Workhorse, which provides fleet operators with access to Ryder’s network of 800 maintenance facilities and nearly 6,000 trained service technicians across North America.

Cargo Vans for Last Mile Delivery and Commercial Work Use

Workhorse E-100 battery-electric and E-GEN range-extended delivery vans are currently in production at our Union City, Indiana plant and are in use by our customers on daily routes across the United States. To date, we have built and delivered over 360 electric and range extended medium-duty delivery trucks to our customers. To our knowledge, we are the only American commercial electric vehicle OEM to achieve such a milestone. Our delivery customers include companies such as UPS, FedEx Express, Alpha Baking and Ryder System.

Data from our in-house developed Metron telematics system demonstrates our vehicles have logged more than 2,000,000 customer miles on the road and are averaging a 500% increase in fuel economy as compared to conventional gasoline-based trucks of the same size and duty cycle. In addition to improved fuel economy, we anticipate that the performance of our vehicles on-route will reduce long-term vehicle maintenance expense by approximately 50% as compared to fossil-fueled trucks. Over a 20-year vehicle life, we estimate that our E-GEN Range-Extended Electric delivery vans will save over $150,000 in fuel and maintenance savings. Due to this positive return-on-investment, we charge a premium price for our vehicles when selling to major fleet operators. We expect that fleet operators will be able to achieve a four-year or better total cost of ownership breakeven (without government incentives), which we believe justifies the higher acquisition cost of our vehicles.

Our goal is to continue to increase sales and production of our existing vehicle portfolio, while executing on a cost-down strategy in order to achieve sustained gross margin profitability of the last mile-delivery van platform. It is our intention that this strategy in combination with the development and launch of the N-GEN cargo van and W-15 pickup truck platforms, which target high-volume market segments, will drive further cost-down volume synergies across our supply chain.

U.S. Post Office Replenishment Program / Next Generation Delivery Vehicle Project

Workhorse, with our partner VT Hackney, is one of five awardees that the United States Postal Service selected to build prototype vehicles for the USPS Next Generation Delivery Vehicle (NGDV) project. The Post Office has stated that the number of vehicles to be replaced in the project is approximately 180,000. In September 2017, Workhorse delivered six vehicles for prototype testing under the NGDV Acquisition Program in compliance with the terms set forth in their USPS prototype contract. These vehicles continue to undergo testing in the field and at testing facilities. The Post Office has stated that they intend to test the prototypes and select a winning bid(s) following the testing process.

N-GEN Electric Cargo Van

In 2017, Workhorse announced the development of its N-GEN electric cargo van, which leverages the existing ultra-low floor, long-life commercial delivery vehicle platform that was developed for the USPS, as well as our extensive customer experience gained from working with our E-GEN and E-100 customers. The N-GEN incorporates lightweight materials, all-wheel drive, best in class turning radius, 360o cameras, collision avoidance systems and an optional roof mounted HorseFly delivery drone.

The Workhorse N-Gen electric cargo van platform will be available in 450, 700 and 1,000 cubic feet configurations. We intend to initially launch the 450 cubic foot and 1,000 cubic foot configurations with the goal of competing with conventional market leaders, including the Mercedes Sprinter, Ford Transit and Dodge Promaster gasoline/diesel vans for both last-mile delivery and other service-oriented applications such as telecommunications. We expect these vehicles to achieve a fuel economy of approximately 60 miles per gallon equivalent (MPGe), and offer fleet operators the most favorable total cost-of-ownership of any comparable conventional van utilizing an internal combustion engine that is available today.

W-15 Range-Extended Electric Pickup Truck

In May 2017, we unveiled a working prototype of our W-15 range-extended electric pickup truck to address the specific needs of commercial fleet work truck operators, including utilities, municipalities, construction, airports and service businesses. We believe that the W-15 has the potential to transform the pickup truck market for fleet operators in the United States, estimated at 250,000 new vehicle purchases per year. The performance specifications of the Workhorse W-15 pickup include a true all-wheel drivetrain and two electric engines that generate up to 460 horsepower and provide a top acceleration time from 0 to 60 MPH of 5.6 seconds. The W-15 also has a fuel-economy rating of 75 MPGe and a range of 80 miles in all-electric operation. A gasoline-powered range extender also comes standard on the truck to extend the driving range to 300 miles on a single tank of gas by continuously charging the batteries during operation.

We have secured letters-of-intent for more than 5,500 trucks, amounting to nearly $300 million from corporate fleets representing the utility, municipality and automotive logistics sectors. We have established a Leadership Council comprised of seasoned fleet experts from our LOI partners, who will be piloting our production intent vehicles prior to launch in late 2018.

We intend to produce the W-15 at our existing 250,000 square foot facility in Union City, Indiana. This plant has the capability to produce more than 60,000 vehicles per year. The battery packs for all Workhorse vehicles will be built in our Loveland, Ohio battery pack plant using Panasonic cells produced in Japan.

Delivery As A Service (DAAS) and Future Platform Development

Last mile delivery is considered the most expensive, inefficient, and pollution generating segment of transport, in addition to being the largest growing segment of the trucking market, according to Datex Corp. and NTEA (2018). Driven by the growth in e-commerce, this is expected to double to 26 billion parcels over the next 10 years. McKinsey & Company estimates that 80% of all home deliveries will transition to driver assisted and autonomous models, driven by driver labor shortages, urban congestion, and consumer demand.

As part of continued efforts to advance our last mile delivery platform technologies, in the fourth quarter of 2017, Workhorse initiated a pilot of its Delivery As A Service offering, which provides turn-key electric last mile delivery for conventional brick and mortar and e-commerce businesses. Through our DAAS program, Workhorse electric vehicles, drivers and dispatchers as well as potentially drones provide an asset-light opportunity for businesses to offer zero-emission last mile delivery services to their customers. Workhorse’s DAAS is currently operating in one major metropolitan market, with plans to expand to additional cities in conjunction with our pilot customers, in 2018.

Aviation

Delivery Drones

Our HorseFly™ Delivery Drone is a custom-designed, purpose-built drone that is fully integrated with our electric trucks. We have a patent pending on this architecture and we believe we are the only company in the world with a working drone/truck system. The HorseFly delivery drone and truck system is designed to work within the FAA Rule 107 that permits the use of commercial drones in U.S. airspace under certain conditions.

To date, we have conducted two demonstration deliveries with large multi-national corporations, including UPS. UPS conducted a successful real-world test with us in February 2017 and it received worldwide news coverage. The knowledge we have gained in building electric delivery trucks for last-mile delivery has led us to believe that a drone/truck delivery system can have significant cost savings in the growing last mile delivery market.

UPS has estimated in a press release dated February 21, 2017 that a reduction of just one mile per driver per day over one year can save UPS up to $50 million. Rural delivery routes are the most expensive to serve due to the time and vehicle expenses required to complete each delivery. In this test, the drone made one delivery while the driver continued down the road to make another. We believe that this truck/drone architecture represents significant cost savings for delivery fleets and that we are first to market with such a system. We continue to work closely with the FAA as we strive to bring the system to the point of daily drone deliveries across rural America.

SureFly™ Multicopter

SureFly is our entry into the emerging vertical take-off and landing (VTOL) market. It is designed to be a two-person, 400-pound payload aircraft with on a hybrid internal combustion/electric power generation system. Our approach in the design is to build the safest and simplest to fly rotary wing aircraft in the world. We believe it is a practical answer to personal flight, and has additional applications in the commercial transportation segments, including air taxi services, agriculture and others.

The FAA to date has granted three separate Experimental Airworthiness Certifications, registered as N834LW, for the aircraft. These certifications come after an extensive design review and inspection of the aircraft with each renewed certificate.

Our SureFly Aerospace team continues to further develop the SureFly platform and routinely performs test cards, including testing the aircraft’s power systems, executing tethered high-power ground tests and manned flights.

In December 2017, we initiated the process of spinning off our SureFly operations into a separate publicly traded company, Surefly, Inc.

Surefly, Inc. will encompass all of SureFly’s aerial technology and expertise, including property related to the personal helicopter, but it will not own the assets related to the package express-related HorseFly drone, which will be retained by Workhorse. Workhorse granted SureFly a royalty-free, perpetual license to utilize the HorseFly drone except with respect to deliveries implemented from a ground-based vehicle focused on package express.

The initial steps of the spin-off, which we took in December 2017, provided for a capital infusion of $5 million into Workhorse in the form of a Senior Secured Note which is expected, although not guaranteed, to be exchanged into equity of SureFly concurrent with the spin-off.

At the spin-off date, Workhorse expects to retain a portion of SureFly’s common stock and distribute a portion as a dividend to existing Workhorse shareholders. After the spin-off, expected during 2018, we intend to evaluate all of our options relating to the SureFly equity we have retained.

To facilitate the spin-off, Workhorse expects to enter into, among other things, a transition services agreement with SureFly to provide certain services not anticipated to be provided immediately by employees of SureFly.

The completion of the spin-off will enable us to focus all of our resources on our core automotive business. We believe the decision to spin-off SureFly into a separate entity will better position both companies for sustained long-term growth. The spin-off will improve the operational focus and financial outlook for Workhorse's core business while creating new opportunities for SureFly.

The spin-off transaction will be subject to the receipt of regulatory approvals, the execution of inter-company agreements, arrangement of adequate debt and/or equity financing, the effectiveness of a registration statement, final approval by Workhorse's board of directors, and certain other customary conditions. The spin-off will not require a shareholder vote and is expected to be completed by the end of 2018, but there can be no assurance regarding the ultimate timing of the spin-off or that the spin-off will ultimately occur.

Technology

Batteries Are Key

The battery pack is key to the design, development, and manufacture of advanced electric-vehicle powertrains. Where some other electric vehicle (EV) manufacturers purchase their batteries in a plug-and-play pack, we build our own battery packs. This keeps the intellectual property related to the design and production of the pack in-house and avoids the issues that occur when a battery supplier fails. It also enables us to pay less for our battery packs than our competitors, thus our all-electric truck is less expensive than competitive vehicles. We use the Panasonic 18650 cells and design the pack around these commodity cells.

In-House Software Development is Essential

Our powertrains encompass the complete motor assemblies, computers, and software required for vehicle electrification. We use off-the-shelf proven components and combine them with our proprietary software.

Innovation is the Future

Additionally, we have developed a cloud-based, remote management system to manage and track the performance of all of the vehicles that we deploy in order to provide a 21st Century solution for fleet managers.

The telematics system and associated hardware installed in the Workhorse vehicles is designed to monitor the controller area network (CAN) traffic for specific signals. These signals are uploaded along with GPS data to a Workhorse server facility where the data signals are tracked at ten second intervals while driving and during the electricity generating process and at sixty seconds during a plug-in charge. The real-time data is stored in a database as it arrives and delivers updates to clients connected through the web interface.

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

Locations and Facilities

Our company headquarters and R & D facility is located at 100 Commerce Drive, Loveland, Ohio, a Cincinnati suburb. We occupy a 45,000 sq. ft. facility that allows for the manufacture of 5,000 electric powertrain kits per year. Powertrains are delivered to the Workhorse facility in Indiana or shipped to our dealer network for onsite installation in conversion vehicles. On October 28, 2016 the Company purchased its operating facilities in Loveland, Ohio. The total purchase price was $2.5 million with $1.7 million financed with a financial institution. The note carries an interest rate of 6.5% accruing monthly with a maturity date of November 1, 2026.

Our truck assembly facility is located in Union City, Indiana. This facility consists of three buildings with 250,000 square feet of manufacturing and office space on 47 acres.

In March of 2013, we purchased the former Workhorse Custom Chassis assembly plant in Union City, Indiana. With this acquisition, we became an Original Equipment Manufacturer (OEM) of Class 3-6 commercial-grade, medium-duty truck chassis marketed under the Workhorse® brand.

Ownership and operation of this plant enables us to build new chassis with gross vehicle weight capacity of between 10,000 and 26,000 pounds.

At the same time, the Company intends to partner with engine suppliers and body fabricators to offer fleet-specific, custom, purpose-built chassis that provide total cost of ownership solutions that are superior to the competition.

In addition to building our own chassis, we design and produce battery-electric powertrains that can be installed in new Workhorse chassis or installed as repower packages to convert used Class 3-6 medium-duty vehicles from diesel or gasoline power to electric power. Our approach is to provide battery-electric powertrains utilizes proven, automotive-grade, mass-produced parts in its architecture coupled with in-house control software that it has developed over the last five years.

The Workhorse Custom Chassis acquisition included other important assets including the Workhorse brand and logo, intellectual property, schematics, logistical support from UpTime Parts (a Navistar subsidiary).

Marketing

Our sales team is focused on the goal of securing purchase orders from commercial transportation companies. These purchases will give us additional data toward chassis demand related to electric and extended range electric vehicles.

Our priority is to establish the commercial delivery van as our core business. We intend to be the best choice for a vehicle in this segment regardless of the fuel type that the customer chooses. Our sales plan is to meet with the top potential customers and obtain purchase orders for new electric and extended range electric vehicles for their production vehicle requirements.

As the last mile delivery service space expands and non-traditional customers enter, Workhorse is reaching to those potential new customers as part of their supply chain enhancement. This market is comprised of a higher quantity of smaller delivery vehicles, such as the Workhorse N-GEN platform.

Finally, since our competitive advantage in the marketplace is our ability to provide purpose-built solutions to customers that have unique requirements at relatively low-volume, we have submitted proposals to companies for purpose-built vehicle applications.

Strategic Relationships

Panasonic: Workhorse Group has signed an agreement with the rechargeable battery division of Panasonic Industrial Devices Sales Co. of America for the supply of 18650 cylindrical Panasonic lithium-ion batteries for Workhorse’s battery-electric, medium-duty trucks.

Ryder: On April 27, 2017, the Company entered into an agreement with Ryder to serve as the primary distributor, except with respect to certain exclusive accounts, in the United States, Mexico and Canada. Ryder will also serve as the sole and exclusive provider of certain repair services and the sole and exclusive distributor of certain vehicle parts in the United States, Canada and Mexico.

BMW: Workhorse has partnered with BMW where BMW provides the internal combustion engine used in the range extended vehicle applications as a source for on board battery recharging. BMW provides the engine, service support and technical advice necessary for vehicle certification. The engine currently used in production is the same engine used in the i3 passenger car.

Prefix: Michigan-based Prefix Corporation began in 1979 developing innovative design and engineering solutions for the automotive industry. Workhorse relies on Prefix’s complementary capabilities in the areas of complete prototype design, build and finishing to more rapidly advance product development.

Research and Development

The majority of our research and development is conducted in-house at our facilities near Cincinnati, Ohio. Additionally, we contract with engineering firms to assist with validation and certification requirements as well as specific vehicle integration tasks.

Competitive Companies

The commercial vehicle market, specifically in the last mile delivery segment, is highly competitive and we expect it to become even more so in the future as additional companies launch competing vehicle offerings. The commercial alternative fueled vehicle market, however, is less developed and less competitive. There are two primary competitors in the medium-duty vehicle segment in the US market:  Ford and Freightliner.  Neither has disclosed any plans to offer 100% EVs or electric range extended vehicles (EREV) in this segment. Ford is vertically integrated building a complete vehicle or chassis including Ford engine and transmission. They provide a chassis as a strip-chassis (which is similar to the Workhorse product) or they provide it with a cab. Freightliner provides a chassis as a strip-chassis, which is similar to the Workhorse Truck chassis.

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

We believe that the primary competitive factors within the medium-duty commercial vehicle market are:

●	the difference in the initial purchase prices of electric vehicles and comparable vehicles powered by internal combustion engines, both including and excluding the impact of government and other subsidies and incentives designed to promote the purchase of electric vehicles;

●	the total cost of vehicle ownership over the vehicle’s expected life, which includes the initial purchase price and ongoing operational and maintenance costs;

●	vehicle quality, performance and safety;

●	government regulations and economic incentives promoting fuel efficiency and alternate forms of energy;

●	the quality and availability of service for the vehicle, including the availability of replacement parts.

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

Emission and fuel economy standards

Government regulation related to climate change is in effect at the U.S. federal and state levels. The U.S. Environmental Protection Agency (“EPA”) and the National Highway Traffic Safety Administration, or NHTSA, issued a final rule for greenhouse gas emissions and fuel economy requirements for trucks and heavy-duty engines on August 9, 2011, which is applicable in model years 2018 through 2020. NHTSA and EPA also issued a final rule on August 16, 2016 increasing the stringency of these standards for model years 2021 through 2027.

The rules provide emission standards for CO2 and fuel consumption standards for three main categories of vehicles: (i) combination tractors, (ii) heavy-duty pickup trucks and vans and (iii) vocational vehicles. We believe that the Workhorse vehicles would be considered “vocational vehicles” and "heavy-duty pickup trucks and vans"  under the rules. According to the EPA and NHTSA, vocational vehicles consist of a wide variety of truck and bus types, including delivery, refuse, utility, dump, cement, transit bus, shuttle bus, school bus, emergency vehicles, motor homes and tow trucks, and are characterized by a complex build process, with an incomplete chassis often built with an engine and transmission purchased from other manufacturers, then sold to a body manufacturer.

The EPA and NHTSA rule also establishes multiple flexibility and incentive programs for manufacturers of alternatively fueled vehicles, such as the Workhorse vehicles, including an engine averaging, banking and trading, or ABT, program, a vehicle ABT program and additional credit programs for early adoption of standards or deployment of advanced or innovative technologies. The ABT programs will allow for emission and/or fuel consumption credits to be averaged, banked or traded within defined groupings of the regulatory subcategories. The additional credit programs will allow manufacturers of engines and vehicles to be eligible to generate credits if they demonstrate improvements in excess of the standards established in the rule prior to the model year the standards become effective or if they introduce advanced or innovative technology engines or vehicles.

The Clean Air Act requires that we obtain a Certificate of Conformity issued by the EPA and a California Executive Order issued by CARB with respect to emissions for our vehicles. The Certificate of Conformity is required for vehicles sold in states covered by the Clean Air Act’s standards and the Executive Order is required for vehicles sold in states that have sought and received a waiver from the EPA to utilize California standards. The California standards for emissions control for certain regulated pollutants for new vehicles and engines sold in California are set by CARB. States that have adopted the California standards as approved by EPA also recognize the Executive Order for sales of vehicles.

Manufacturers who sell vehicles in states covered by federal requirements under the Clean Air Act without a Certificate of Conformity may be subject to penalties of up to $44,539 per violation and be required to recall and remedy any vehicles sold with emissions in excess of Clean Air Act standards. In 2013, we received approval from CARB to sell the E-100 in California based on our own emissions tests.

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

Battery safety and testing

Our battery pack configurations are designed to conform to mandatory regulations that govern transport of “dangerous goods,” which includes lithium-ion batteries, which may present a risk in transportation. The governing regulations, which are issued by PHMSA, are based on the UN Recommendations on the Safe Transport of Dangerous Goods Model Regulations, and related UN Manual of Tests and Criteria. The requirements for shipments of these goods vary by mode of transportation, such as ocean vessel, rail, truck and air.

Our battery suppliers have completed the applicable transportation test for our prototype and production battery packs demonstrating our compliance with the UN Manual of Tests and Criteria, including:

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

Vehicle dealer and distribution regulation

Certain states’ laws require motor vehicle manufacturers and dealers to be licensed in such states in order to conduct manufacturing and sales activities. To date, we are registered as both a motor vehicle manufacturer and dealer in Indiana and Ohio as well as a dealer in California, New York and Chicago. We have not yet sought formal clarification of our ability to manufacture or sell our vehicles in any other states.

Intellectual Property

We have two pending trademark applications and ten issued trademark registrations (US and foreign). We also intend to pursue additional foreign trademark registrations. We have two pending (one non-provisional and one provisional) U.S. patent applications, and seven existing patents, two of which are design patents. We also plan to pursue appropriate foreign patent protection on those inventions, if available. The following is a summary of our patents:

Country	Status	Serial Number	Application Date	Patent Number	Issue/Grant Date	Expiration Date	Title
United States	G	13/283,663	10/28/2011	8,541,915	9/24/2013	12/16/2031	DRIVE MODULE AND MANIFOLD FOR ELECTRIC MOTOR DRIVE ASSEMBLY
Canada	G	2523653	10/17/2005	2523653	12/22/2009	10/17/2025	VEHICLE CHASSIS ASSEMBLY
United States	G	11/252,220	10/17/2005	7,717,464	5/18/2010	9/6/2026	Vehicle Chassis Assembly
United States	G	11/252,219	10/17/2005	7,559,578	7/14/2009	9/6/2026	Vehicle Chassis Assembly
United States	G	29/243,074	11/18/2005	D561,078	2/5/2008	2/5/2022	Vehicle Header
United States	G	29/243,129	11/18/2005	D561,079	2/5/2008	2/5/2022	Vehicle Header
United States	G	14/606,497	1/27/2015	9,481,256	11/1/2016	5/3/2035	ONBOARD GENERATOR DRIVE SYSTEM FOR ELECTRIC VEHICLES
United States	F	14/989,870	1/7/2016				PACKAGE DELIVERY BY MEANS OF AN AUTOMATED MULTICOPTER UAS/UAV DISPATCHED FROM A CONVENTIONAL DELIVERY VEHICLE
United States	F	62/513,677	6/1/2017			6/1/2018	AUXILIARY POWER SYSTEM FOR ROTORCRAFT WITH FOLDING PROPELLER ARMS AND CRUMPLE ZONE LOADING GEAR

Employees

We currently have 83 full-time and 9 part-time employees located in Loveland, Ohio and 26 full-time employees located in Union City, Indiana. We also contract for hire with approximately three outside consultants and contractors.

ITEM 1A. RISK FACTORS

Our results of operations have not resulted in profitability and we may not be able to achieve profitability going forward.

We have incurred net losses amounting to $105.3 million for the period from inception (February 20, 2007) through December 31, 2017.  We have had net losses in each quarter since our inception. We expect that we will continue to incur net losses for the foreseeable future. We may incur significant losses in the future for a number of reasons, including the other risks described in this report, and we may encounter unforeseen expenses, difficulties, complications, delays and other unknown events. Accordingly, we may not be able to achieve or maintain profitability. Our management is developing plans to alleviate the negative trends and conditions described above and there is no guarantee that such plans will be successfully implemented. Our business plan is focused on providing sustainable and cost-effective solutions to the commercial transportation sector, but is still unproven. There is no assurance that even if we successfully implement our business plan, that we will be able to curtail our losses. If we incur additional significant operating losses, our stock price may decline, perhaps significantly.

We have yet to achieve positive cash flow and, given our projected funding needs, our ability to generate positive cash flow is uncertain.

We have had negative cash flow from operating activities of $38.7 million and $19.0 million for the years ended December 31, 2017 and 2016, respectively. We anticipate that we will continue to have negative cash flow from operating and investing activities for the foreseeable future as we expect to incur increased research and development, sales and marketing, and general and administrative expenses and make significant capital expenditures in our efforts to increase sales and ramp up operations at our Union City facility. Our business also will at times require significant amounts of working capital to support our growth, particularly as we acquire inventory to support our existing production as well as an anticipated increase in production. An inability to generate positive cash flow for the foreseeable future may adversely affect our ability to raise needed capital for our business on reasonable terms, diminish supplier or customer willingness to enter into transactions with us, and have other adverse effects that may decrease our long-term viability. There can be no assurance we will achieve positive cash flow in the foreseeable future.

We need access to additional financing in 2018 and beyond, which may not be available to us on acceptable terms or at all. If we cannot access additional financing when we need it and on acceptable terms, our business may fail.

Our business plan to design, produce, sell and service commercial electric vehicles through our Union City facility will require substantial continued capital investment. Our research and development activities will also require substantial continued investment. For the year ended December 31, 2017, our independent registered public accounting firm issued a report on our 2017 financial statements that contained an explanatory paragraph stating that the lack of sales, negative working capital and stockholders’ deficit, raise substantial doubt about our ability to continue as a going concern. For example, our existing capital resources will be insufficient to fund our operations through the first half of 2018. Through December 31, 2018, we expect that we will need funding to be used in our research and development activities, inventory funding and working capital. The additional funding will allow us to continue to deliver vehicles associated with existing and expected orders, further develop our N-GEN platform resulting in a “production ready vehicle” and further develop our W-15 Pickup Truck resulting in a “production intent vehicle”. Unless and until we are able to generate a sufficient amount of revenue, reduce our costs and/or enter a strategic relationship, we expect to finance future cash needs through public and/or private offerings of equity securities and/or debt financings. We do not currently have any committed future funding. If we are not able to obtain additional financing and/or substantially increase revenue from sales, we will be unable to continue as a going concern. As a result, we may have to liquidate our assets and may receive less than the value at which those assets are carried on our consolidated financial statements, and investors will likely lose a substantial part or all of their investment. We cannot be certain that additional financing will be available to us on favorable terms when required, or at all, particularly given that we do not now have a committed credit facility with any government or financial institution. Further, if there remains doubt about our ability to continue as a going concern, investors or other financing sources may be unwilling to provide additional funding on acceptable terms or at all. If we cannot obtain additional financing when we need it and on terms acceptable to us, we will not be able to continue as a going concern.

The development of our business in the near future is contingent upon the implementation of orders from UPS and other key customers for the purchase of Workhorse vehicles and if we are unable to perform under these orders, our business may fail.

On June 4, 2014, the Company entered into a Vehicle Purchase Agreement with United Parcel Service Inc. (“UPS”) which outlined the relationship by which the Company would sell vehicles to UPS. To date, we have received six separate orders totaling up to 1,405 vehicles from UPS. The sixth and most recent order is from Q1 2018. We have entered into various purchase orders with UPS relating to the delivery of the vehicles ordered. There is no guarantee that the Company will be able to perform under these orders and if it does perform, that UPS will purchase additional vehicles from the Company. Also, there is no assurance that UPS will not terminate its agreement with the Company pursuant to the termination provisions therein. Further, if the Company is not able to raise the required capital to purchase required parts and pay certain vendors, the Company may not be able to comply with UPS’s deadlines. Accordingly, despite the receipt of the orders from UPS, there is no assurance, due to the Company’s financial constraints and status as a development stage company, that the Company will be able to deliver such vehicles or that it will receive additional orders whether from UPS or other potential customers.

If we are unable to perform under our orders with UPS, the Company business will be significantly negatively impacted.

Our limited operating history makes it difficult for us to evaluate our future business prospects and make decisions based on those estimates of our future performance.

While our revenue has increased from $6.4 million in 2016 to $10.8 million in 2017, a significant portion of our activities are still focused on research and development. We have a limited operating history and have generated limited, but improving, revenue.  As we begin to fully implement our manufacturing capabilities, it is difficult, if not impossible, to forecast our future results based upon our historical data. Because of the uncertainties related to our lack of historical operations, we may be hindered in our ability to anticipate and timely adapt to increases or decreases in revenues or expenses.  If we make poor budgetary decisions as a result of unreliable historical data, we could be less profitable or incur losses, which may result in a decline in our stock price.

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

We incur significant costs and expenses related to procuring the materials, components and services required to develop and produce our electric vehicles. We have secured supply agreements for our critical components including our batteries. However, these are dependent on volume to ensure that they are available at a competitive price. Thus, our current cost projections are higher than the projected revenue stream that such vehicles will produce, excluding vehicles purchased under voucher programs, such the Hybrid and Zero-Emission Truck and Bus Voucher Incentive Project (HVIP) offered in California. As a result, we currently lose money on each medium-duty vehicle sold without an associated voucher. We continually work on cost-down initiatives to reduce our cost structure so that we may effectively compete. If we do not reduce our costs and expenses, our net losses will continue which will negatively impact our business and stock price.

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

Our success depends on the continuing services of our CEO, Stephen Burns and top management. On May 19, 2017, Mr. Burns and the Company entered into an Executive Retention Agreement whereby Mr. Burns was retained as Chief Executive Officer in consideration of an annual salary of $325,000. Further, the Company entered Executive Retention Agreements with Duane Hughes as President and Chief Operating Officer, Paul Gaitan as Chief Financial Officer and Julio Rodriguez as Chief Information Officer. The loss of any of these individuals could have a material and adverse effect on our business operations. Additionally, the success of our operations will largely depend upon our ability to successfully attract and maintain competent and qualified key management personnel. As with any company with limited resources, there can be no guarantee that we will be able to attract such individuals or that the presence of such individuals will necessarily translate into profitability for our company. Our inability to attract and retain key personnel may materially and adversely affect our business operations. Any failure by our management to effectively anticipate, implement, and manage the changes required to sustain our growth would have a material adverse effect on our business, financial condition, and results of operations.

We face intense competition. Some of our competitors have substantially greater financial or other resources, longer operating histories and greater name recognition than we do and could use their greater resources and/or name recognition to gain market share at our expense or could make it very difficult for us to establish market share.

Companies currently competing in the fleet logistics market offering alternative fuel medium-duty trucks include Ford Motor Company and Freightliner. Ford and Freightliner are currently selling alternative fuel fleet vehicles including hybrids. Ford and Freightliner have substantially more financial resources, established market positions, long-standing relationships with customers and dealers, and who have more significant name recognition, technical, marketing, sales, financial and other resources than we do. Although we believe that HorseFly, our unmanned aerial system (UAS), is unique in the marketplace in that it currently does not have any competitors when it comes to a UAS that works in combination with a truck, there are better financed competitors in this emerging industry, including Google and Amazon. While we are seeking to partner with existing delivery companies to improve their efficiencies in the last mile of delivery, our competitors are seeking to redefine the delivery model using drones from a central location requiring extended flight patterns. Our competitors’ new aerial delivery model would essentially eliminate traditional package delivery companies. Our model is focused on coupling our delivery drone with delivery trucks supplementing the existing model and providing shorter term flight patterns. Google and Amazon have more significant financial resources, established market positions, long-standing relationships with customers, more significant name recognition and a larger scope of resources including technical, marketing and sales than we do.

The market for personal VTOL (vertical takeoff and landing) aircraft is new, rapidly evolving, characterized by rapidly changing technologies, price competition, additional competitors, evolving government regulation and industry standards, frequent new vehicle announcements and changing consumer demands and behaviors. The market is highly competitive, and the SureFly design is competing with experimental aircraft from large original equipment manufacturers, or OEMs, small OEMs, other aviation related companies, technology companies and entrepreneurs. Currently, there are several VTOL aircraft being developed that have some similarity to SureFly, including eHang and Volocopter. Many of our competitors are, in some ways, more advanced than we are.

The resources available to our competitors to develop new products and introduce them into the marketplace exceed the resources currently available to us. As a result, our competitors may be able to compete more aggressively and sustain that competition over a longer period than we can. This intense competitive environment may require us to make changes in our products, pricing, licensing, services, distribution, or marketing to develop a market position. Each of these competitors has the potential to capture significant market share in our target markets which could have an adverse effect on our position in our industry and on our business and operating results.

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

A significant portion of our projected future revenue is expected to be generated from a limited number of fleet customers. Additionally, much of our business model is focused on building relationships with a few large fleet customers. Currently, we have no contracts with customers that include long-term commitments or minimum volumes that ensure future sales of vehicles. As such, a customer may take actions that negatively affect us for reasons that we cannot anticipate or control, such as reasons related to the customer’s financial condition, changes in the customer’s business strategy or operations or as the result of the perceived performance or cost-effectiveness of our vehicles. The loss of or a reduction in sales or anticipated sales to our most significant customers would have a material adverse effect on our business, prospects, financial condition and operating results.

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

President Trump’s administration may create regulatory uncertainty for the alternative energy sector and may materially harm our business, financial condition and operating results.

President Trump’s administration, may create regulatory uncertainty in the alternative energy sector. During the election campaign, President Trump made comments suggesting that he was not supportive of various clean energy programs and initiatives designed to curtail global warming. Since taking office, President Trump has released his America First Energy Plan which relies on fossil fuels, cancelled U.S. participation in the Paris Climate Agreement and signed several executive orders relating to oil pipelines. It remains unclear what specifically President Trump would or would not do with respect to these programs and initiatives, and what support he would have for any potential changes to such legislative programs and initiatives in the Unites States Congress, regardless of the fact that both the House of Representatives and Senate are controlled by the Republican Party. If President Trump and/or the United States Congress take action or publicly speak out about the need to eliminate or further reduce legislation, regulations and incentives supporting alternative energy or take action to further support the use of fossil fuels, such actions may result in a decrease in demand for alternative energy in the United States and may materially harm our business, financial condition and operating results.

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

We have secured supply agreements for our critical components, including our batteries. However, the agreements are dependent on volume to ensure that they are available at a competitive price. Further, we rely on a small group of suppliers to provide us with components for our products. If these suppliers become unwilling or unable to provide components or if we are unable to meet certain volume requirements in our existing supply agreements, there are a limited number of alternative suppliers who could provide them and the price for them could be substantially higher. Changes in business conditions, wars, governmental changes, and other factors beyond our control or which we do not presently anticipate could negatively affect our ability to receive components from our suppliers. Further, it could be difficult to find replacement components if our current suppliers fail to provide the parts needed for these products. A failure by our major suppliers to provide these components could severely restrict our ability to manufacture our products and prevent us from fulfilling customer orders in a timely fashion.

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

Dealers are often hesitant to provide their own financing to contribute to our product distribution network. Thus, we anticipate that we may have to provide financing or other consignment sale arrangements for dealers. A capital investment such as this presents many risks, foremost among them being that we may not realize a significant return on our investment if the network is not profitable. Our inability to collect receivables from dealers could cause us to suffer losses. Additionally, the amount of time that our management will need to devote to this project may divert them from performing other functions necessary to assure the success of our business. We recently established a non-exclusive distribution agreement with Ryder to lower this risk.

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

Our products are subject to environmental and safety compliance with various federal and state regulations, including regulations promulgated by the EPA, NHTSA, FAA and various state boards, and compliance certification is required for each new model year. The cost of these compliance activities and the delays and risks associated with obtaining approval can be substantial. The risks, delays, and expenses incurred in connection with such compliance could be substantial.

Our success may be dependent on protecting our intellectual property rights.

We rely on trade secret protections to protect our proprietary technology as well as several registered patents and one patent application. Our patents relate to the vehicle chassis assembly, vehicle header and drive module and manifold for electric motor drive assembly. Our existing patent applications relates to the onboard generator drive system for electric vehicles, the delivery drone, and the manned multicopter. Our success will, in part, depend on our ability to obtain additional trademarks and patents. We are working on obtaining patents and trademarks registered with the United States Patent and Trademark Office but have not finalized any as of this date. Although we have entered into confidentiality agreements with our employees and consultants, we cannot be certain that others will not gain access to these trade secrets. Others may independently develop substantially equivalent proprietary information and techniques or otherwise gain access to our trade secrets.

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

We engineer and perform subassembly of our electric vehicles in a facility in Loveland, Ohio and do final assembly at our facility in Union City, Indiana. Any prolonged disruption in the operations of either facility, whether due to technical, information systems, communication networks, accidents, weather conditions or other natural disaster, or otherwise, whether short or long-term, would adversely affect our business, prospects, financial condition and operating results.

We are subject to significant corporate regulation as a public company and failure to comply with all applicable regulations could subject us to liability or negatively affect our stock price.

As a publicly traded company, we are subject to a significant body of regulation, including the Sarbanes-Oxley Act of 2002. While we have developed and instituted a corporate compliance program based on what we believe are the current best practices in corporate governance and continue to update this program in response to newly implemented or changing regulatory requirements, we cannot provide assurance that we are or will be in compliance with all potentially applicable corporate regulations. In connection with management’s assessment of our internal control over financial reporting as required under Section 404 of the Sarbanes-Oxley Act of 2002, we identified material weaknesses pertaining to the lack of established adequate financial reporting activities and the lack of established proper accounting and financing reporting oversight. We cannot provide assurance that, in the future, our management will not find additional material weakness in connection with its annual review of our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act. We also cannot provide assurance that we will be able to remediate existing weaknesses and any such additional weakness identified; our failure to do so would prevent our management from concluding that our internal control over financial reporting as of the end of our fiscal year is effective. If we fail to comply with any of these regulations, we could be subject to a range of regulatory actions, fines or other sanctions or litigation. If we must disclose any material weakness in our internal control over financial reporting, our stock price could decline.

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

Of the 41,828,474 shares of our common stock outstanding as of March 8, 2018, approximately 33.3 million shares are held by “non-affiliates” and are freely tradable without restriction pursuant to Rule 144. In addition, our Registration Statement on Form S-3 for purposes of registering the resale of 1,033,717 shares of common stock and 1,833,193 shares of common stock issuable upon exercise of stock purchase warrants has been declared effective. Any substantial sale of our common stock pursuant to Rule 144 or pursuant to any resale prospectus may have a material adverse effect on the market price of our common stock.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our principal offices are located at 100 Commerce Drive, Loveland, Ohio 45140, which include 7,500 square feet in office space and 37,500 square feet in manufacturing/development space. We pay $11,951 in monthly mortgage and our loan is for 10 years with a balloon payment.

We are currently leasing office space at 119 Northeast Drive, Loveland, Ohio 45140. The leased office space is 5,810 square feet of office space in a 255,392 square foot building. We pay $4,500 per month and the agreement is for 12 months, commencing July 10, 2017. After 12 months, the agreement is renewable monthly.

The following table sets forth the location, approximate size and primary use of our principal owned, leased and licensed facilities:

Location	Approximate Size (Building) in Square Feet	Primary Use	Owned, Lease or Licensed	Lease/License Expiration Date (if applicable)
Loveland, Ohio	45,000	Administration, Research and Development, Manufacturing	Owned	N/A

Union City, Indiana	250,000	Manufacturing	Owned	N/A

Loveland, Ohio	5,810	Administration	Lease	July, 2018

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

In November 2017, Jeffrey Esfeld filed a complaint against the Company in the Superior Court of the State of Washington, County of King seeking unpaid wages and commissions. The case has been removed to the Federal District Court for the Western District of Washington (File No. 17-2-29157-9 SEA). The Company intends to vigorously defend against this action and pursue all available legal remedies. The Company believes it has substantial legal and factual defenses to the plaintiff’s claims.

ITEM 4. MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

On January 4, 2016 the Company was approved by Nasdaq Capital Market and our common stock is now quoted on Nasdaq under the symbol “WKHS”. Our common stock was previously quoted on the OTCQB under the symbol “TTSO” from July 14, 2009 through May 24, 2010 and then under the symbol “AMPD” from May 24, 2010 to April 16, 2015 when the Company was renamed Workhorse Group Inc. The following table sets forth the range of high and low prices per share of our common stock for each period indicated.

Quarter Ended		2017	2016	2015
March 31	High	$7.29	$10.73	$1.40
	Low	$1.90	$4.43	$1.09
June 30	High	$4.89	$11.41	$3.90
	Low	$1.90	$6.40	$1.90
September 30	High	$3.82	$9.34	$6.10
	Low	$2.60	$5.79	$1.75
December 31	High	$3.24	$8.52	$9.35
	Low	$2.43	$6.37	$3.40

On December 9, 2015, the Company filed a Certificate of Change with the State of Nevada to effect a reverse stock split of its outstanding and authorized shares of common stock at a ratio of 1 for 10 (the “Reverse Stock Split”). Fractional shares that resulted from the Reverse Stock Split were rounded up to the next highest number. The Reverse Stock Split was approved by the Board of Directors of the Company. The effective date of the Reverse Stock Split was December 11, 2015. At the effective time, every ten shares of common stock issued and outstanding were automatically combined into one share of issued and outstanding common stock, without any change in the par value. In addition, the authorized shares of common stock were reduced from 500,000,000 to 50,000,000. The above market prices reflect such Reverse Stock Split. On August 7, 2017, the shareholders of the Company voted to increase the authorized shares of common stock to 100,000,000 and the Certificate of Amendment amending the Articles of Incorporation was filed with the State of Nevada on August 8, 2017.

Holders of our Common Stock

As of March 8, 2018, there were approximately 327 stockholders of record of our common stock. This number does not include shares held by brokerage clearing houses, depositories or others in unregistered form. The stock transfer agent for our securities is Empire Stock Transfer, Inc., 1859 Whitney Mesa Drive, Henderson, Nevada 89014.

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

The following graph shows a comparison from January 1, 2012 through December 31, 2017, of the cumulative total return for our common stock, the NASDAQ Composite Index, and a group of peer group companies similarly situated. Such returns are based on historical results and are not intended to suggest future performance. Data for The NASDAQ Composite Index and the peer group assumes an investment of $100 on January 1, 2011 and reinvestment of dividends. We have never declared or paid cash dividends on our capital stock nor do we anticipate paying any such cash dividends in the foreseeable future.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth the aggregate information of our equity compensation plans in effect as of December 31, 2017:

Plan	Number of Securities to be Issued upon Exercise of Outstanding Options and Rights	Weighted Average Exercise Price of Outstanding Options and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in first column

Equity Compensation Plans approved by security holders - 2010 Stock Incentive Plan	158,200	$4.20	-

Equity Compensation Plans approved by security holders - 2011 Stock Incentive Plan	22,500	$7.00	-

Equity Compensation Plans approved by security holders - 2012 Stock Incentive Plan	2,175,357	$7.70	-

Equity Compensation Plans approved by security holders - 2013 Stock Incentive Plan	500,000	$2.81	-

Equity Compensation Plans approved by security holders - 2014 Stock Incentive Plan	3,700,000	$2.50	-

Equity Compensation Plans approved by security holders - 2016 Stock Incentive Plan	500,000	$6.37	0

Equity Compensation Plans approved by security holders - 2017 Stock Incentive Plan	5,000,000	$5.01	3,562,971
	12,056,057		3,562,971

Unregistered Sales of Equity Securities

On January 10, 2017, the Company entered into a Securities Purchase Agreement with Joseph T. Lukens (“Lukens”) providing for the sale by the Company to Lukens of a 6% Convertible Debenture in the aggregate amount of $2,000,000 (the “Lukens Debenture”) in consideration of $2,000,000. The financing closed on January 10, 2017. On January 27, 2017, the Company and Lukens entered into a Conversion Agreement pursuant to which Lukens agreed to convert his outstanding 6% Convertible Debenture in the principal amount of $2,000,000 plus interest into shares of common stock of the Company at the offering price of the Company’s public offering.

During the year ending December 31, 2017, no warrants were exercised.

During the year ended December 31, 2017, employees and members of the Board of Directors exercised options into 964,525 shares of common stock of the Company. During the year ended December 31, 2017, the Company granted options to acquire 1,900,000 shares of common stock to employees and members of the Board of Directors.

In November 2017, Prefix Corporation converted an existing Accounts Payable Liability of $1,034,539 into 272,247 shares of Common Stock at a price per share of $3.80. In addition, the Company issued Prefix Corporation 130,000 shares of common stock valued at $3.80 per share for modeling and mule services as well as consulting services associated with USPS support, component sourcing and integration services needed for the chassis sub-assembly contractor.

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

ITEM 6. SELECTED FINANCIAL DATA

YEARS ENDED DECEMBER 31,	2017	2016	2015
OPERATING SUMMARY
Sales	$10,846,460	$6,414,800	$139,980
Net loss	$(42,239,231)	$(19,555,868)	$(9,426,853)
Basic and diluted loss per share	$(1.09)	$(0.78)	$(0.55)
Shares used in per share calculation	38,755,796	25,201,261	17,293,394

FINANCIAL POSITION SUMMARY
Total assets	$16,118,857	$10,239,793	$14,641,728
Cash and cash equivalents	$4,069,477	$469,570	$7,677,163
Total current assets	$10,310,840	$3,916,668	$10,905,369
Total current liabilities	$11,919,855	$4,334,390	$18,424,863
Net working capital	$(1,609,015)	$(417,722)	$(7,519,494)
Stockholders’ equity (deficit)	$2,489,121	$3,816,974	$(3,783,135)
Common stock outstanding	41,529,181	27,578,864	18,204,923

CASH FLOW SUMMARY
Net cash used by operations	$(38,662,541)	$(19,034,163)	$(8,220,232)
Net cash used by investing activities	$(143,355)	$(528,095)	$(65,226)
Net cash provided by financing activities	$42,405,803	$12,354,665	$15,520,363
Net increase (decrease) in cash and equivalents	$3,599,907	$(7,207,593)	$7,234,905

Note: Share and per share data adjusted for reverse stock split

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our consolidated financial statements and the related notes that appear elsewhere in this Annual Report on Form 10-K

Overview and 2017 Highlights

We are a technology company focused on providing sustainable and cost-effective solutions to the commercial transportation sector. As an American manufacturer, we design and build high performance battery-electric vehicles and aircraft that make movement of people and goods more efficient and less harmful to the environment. As part of our solution, we also develop cloud-based, real-time telematics performance monitoring systems that enable fleet operators to optimize energy and route efficiency. Although we operate as a single unit through our subsidiaries, we approach our development through two divisions, Automotive and Aviation. Our core products, under development and/or in manufacture, are the last mile step and cargo vans, the W-15 pickup truck, the delivery drone and the manned multicopter, SureFly.

Workhorse electric delivery vans are currently in production and are in use by our customers on U.S. roads. Our delivery customers include companies such as UPS, FedEx Express, Alpha Baking and WB Mason. Data from our in-house developed telematics system demonstrates our vehicles on the road are averaging approximately a 500% increase in fuel economy as compared to conventional gasoline-based trucks of the same size and duty cycle.

In addition to improved fuel economy, we anticipate that the performance of our vehicles on-route will reduce long-term vehicle maintenance expense by approximately 50% as compared to fossil-fueled trucks.

In March of 2013, we purchased the former Workhorse Custom Chassis assembly plant in Union City, Indiana from Navistar International (NAV: NYSE). With this acquisition, we acquired the capability to be an Original Equipment Manufacturer (OEM) of Class 3-6 commercial-grade, medium-duty truck chassis, to be marketed under the Workhorse® brand. All Workhorse last mile delivery vans are assembled in the Union City assembly facility.

From our development modeling and the existing performance of our electric vehicles on American roads, we estimate that our E-GEN Range-Extended Electric delivery vans will save over $150,000 in fuel and maintenance savings over the 20-year life of the vehicle. Due to the positive return-on-investment, we place a premium price for our vehicles when selling to major fleet buyers. We expect that fleet buyers will be able to achieve a four-year or better return-on-investment (without government incentives), which we believe justifies the higher acquisition cost of our vehicles.

We believe that we are the only medium-duty battery-electric OEM in the U.S. and we will be introducing additional light-duty electric and range-extended electric vehicles in late 2018 and 2019.

Our goal is to continue to increase sales and production, while executing on our cost-down strategy to a point that will enable us to achieve gross margin profitability of the last mile-delivery van platform. As a key strategy, we have begun development of the Workhorse N-GEN platform, which has been accelerated from our development efforts on the USPS NGDV program.

The Workhorse N-GEN electric cargo van platform will be available in multiple size configurations, 500, 700 and 1,000 cubic feet. We intend to initiate the launch with the 500 cubic foot configuration where it is designed to compete with the Sprinter, Transit and RAM gasoline/diesel trucks in the commercial sector with an emphasis on last-mile delivery and other service-oriented businesses, such as telecom. This ultra-low floor platform incorporates state-of-the-art safety features, economy and performance: we expect these vehicles to achieve a fuel economy of approximately 60 MPGe, and offer fleet operators the most favorable total cost-of-ownership of any comparable vehicle available today. We believe we are the first American OEM to market a U.S. built electric cargo van, and early indications of fleet interest are significant. We expect the N-GEN trucks will be supported by our Ryder Systems partnership.

As a direct result of the USPS award and development efforts, Workhorse has begun development on the Workhorse W-15, a medium- and light-duty pickup truck platform aimed at commercial fleets. The W-15 pickup truck powertrain is a smaller version of its sister vehicle, the medium-duty battery electric powertrain, and will have two purpose-built variants, a W-15 work truck (pickup) and an N-GEN cargo van. Either of these two variants will appeal to delivery fleets, utility companies, telecom companies, municipalities and more.

Our HorseFly Delivery Drone is a custom designed, purpose-built drone that is fully integrated in our electric trucks. HorseFly is an octocopter designed with a maximum gross weight of 30 lbs., a 10 lb. payload and a maximum air speed of 50 mph. It is designed and built to be rugged and consisting of redundant systems to further meet the FAA’s required rules and regulations.

SureFly is our entry into the emerging VTOL market. It is designed to be a two-person, 400-pound payload aircraft with a hybrid internal combustion/electric power generation system. Our approach in the design is to build the safest and simplest way to fly rotary wing aircraft in the world. We believe it is a practical answer to personal flight, as well as, commercial transportation segments, including air taxi series, agriculture and beyond.

The FAA to-date has granted three separate Workhorse Inc. Aerospace team an Experimental Airworthiness Certifications, registered as N834LW, for the aircraft. These certifications come after an extensive design review and inspection of the aircraft with each renewed certificate.

We continue to leverage our knowledge of high-voltage battery packs, electric motor controls, software and range extending generators to design a multicopter that can carry a pilot and passenger.

Results of Operations

Our condensed consolidated statement of operations data for the period presented follows:

	Years Ended December 31,
	2017	2016

Sales	$10,846,460	6,414,800

Cost of Sales	24,516,863	13,578,262
Gross loss	(13,670,403)	(7,163,462)

Operating Expenses
Selling, general and administrative	10,328,211	6,202,569
Research and development	18,060,180	6,145,801
Total operating expenses	28,388,391	12,348,370

Interest expense, net	180,437	44,036

Net loss	$(42,239,231)	$(19,555,868)

Basic and diluted loss per share	$(1.09)	$(0.78)

Weighted average number of common shares outstanding	38,755,796	25,201,261

Revenue

Sales for the years ended December 31, 2017 and 2016 were $10.8 million and $6.4 million, respectively, were related to delivery of the production vehicles for UPS and other customers.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses consist primarily of personnel and facilities costs related to our development including, marketing, sales, executive, finance, human resources, information technology and professional, legal and contract services.

SG&A expenses during year ended December 31, 2017 were $10.3 million, an increase from $6.2 million for the year ended December 31, 2016. The increase in our SG&A expenses consisted primarily of employee salaries and benefits, consulting and investor relations, due to the increased activity in the period.

Research and Development Expenses

Research and development (“R&D”) expenses consist primarily of personnel costs for our teams in engineering and research, prototyping expense, and contract and professional services.

R&D expenses during the year ended December 31, 2017 were $18.1 million, an increase from $6.1 million for the year ended December 31, 2016. The R&D expenses consisted primarily in employee salaries and benefits, consulting and materials related to the start of the Next Generation Delivery Vehicles (NGDVs), and Pick-up truck projects and the manned Multicopter.

Interest Expenses

Our interest expense is incurred primarily from our mortgage on the 100 Commerce Drive, Loveland, Ohio property mentioned before in the Long-Term Debt note to the financial statements.

Interest expenses during the year ended December 31, 2017 were $180 thousand, an increase from $44 thousand for year ended December 31, 2016.

Liquidity and Capital Resources

Cash Requirements

From inception, we have financed our operations primarily through sales of equity securities. We have utilized this capital to date in our research and development of five truck-based platforms (i.e., E-GEN, E-100, W-15 Pickup Truck, USPS Prototype and N-GEN) and two aviation platforms (HorseFly and SureFly) designing building and delivering our vehicles to our customer base and for working capital purposes.

As of December 31, 2017, we had approximately $4.1 million in cash, cash equivalents and short-term investments, as compared to approximately $0.5 million as of December 31, 2016, an increase of $3.6 million. The change was primarily attributable to increased financing activity. On January 10, 2017, the Company entered into a Securities Purchase Agreement with Joseph T. Lukens (“Lukens”) providing for the sale by the Company to Lukens of a 6% Convertible Debenture in the aggregate amount of $2,000,000 (the “Lukens Debenture”) in consideration of $2,000,000. The financing closed on January 10, 2017. On January 27, 2017, the Company and Lukens entered into a Conversion Agreement pursuant to which Lukens agreed to convert his outstanding 6% Convertible Debenture in the principal amount of $2,000,000 plus interest into shares of common stock of the Company at the offering price of the Company’s public offering. In February 2017, the Company completed an underwritten public offering of 6,500,000 shares of its common stock at a public offering price of $3.00 per share. In addition, the underwriters have exercised an option to purchase an additional 975,000 shares of common stock at the public offering price, less the underwriting discounts and commissions.  The net proceeds were $20.5 million. On June 22, 2017, the Company entered into an at the market issuance sales agreement with Cowen and Company, LLC under which the Company may offer and sell, from time to time at its sole discretion, shares of its common stock having an aggregate offering price of up to $25,000,000 through Cowen as its sales agent. The net proceeds from the activity in 2017 under the sale agreement was $3.5 million. On December 26, 2017, as part of its initial efforts to spin-off SureFly, the Company entered into a Securities Purchase Agreement with several existing institutional investors pursuant to which the company issued original issue discount Senior Secured Notes in the aggregate principal amount of $5,750,000 in consideration of gross proceeds of $5,000,000 paid by the Spin-Off Investors.

We believe that our existing capital resources and access to capital through our sales agreement with Cowen will be sufficient to support our current and projected funding requirements, into the second quarter of 2018. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. Because of the numerous risks and uncertainties associated with the development of our business and research and development activities, including risks and uncertainties that could impact the rate of progress of our development activities, we are unable to estimate with certainty the amounts of increased capital outlays and operating expenditures.

Through December 31, 2018, we expect that we will need funding to be used in our research and development activities, inventory funding and working capital. The additional funding will allow us to continue to deliver vehicles associated with existing and expected orders, further develop our N-GEN platform resulting in a “production ready vehicle” and further develop our W-15 Pickup Truck resulting in a “production intent vehicle”. Unless and until we are able to generate a sufficient amount of revenue, reduce our costs and/or enter a strategic relationship, we expect to finance future cash needs through public and/or private offerings of equity securities and/or debt financings. We do not currently have any committed future funding. To the extent we raise additional capital by issuing equity securities, our stockholders could at that time experience substantial dilution. Any debt financing that we are able to obtain may involve operating covenants that restrict our business.

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

For the years ended December 31, 2017 and 2016, we maintained an investment portfolio primarily in money market funds, U. S. treasury bills, government-sponsored enterprise securities, and corporate bonds and commercial paper. Cash in excess of immediate requirements is invested with regard to liquidity and capital preservation. Wherever possible, we seek to minimize the potential effects of concentration and degrees of risk. We will continue to monitor the impact of the changes in the conditions of the credit and financial markets to our investment portfolio and assess if future changes in our investment strategy are necessary.

Summary of Cash Flows

	2017	2016

Net cash used in operating activities	$(38,662,541)	$(19,034,163)
Net cash used in investing activities	$(143,355)	$(528,095)
Net cash provided by financing activities	$42,405,803	$12,354,665

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

During the year ended December 31, 2017 and 2016, cash used in operating activities was $38.7 million and $19.0 million, respectively. The decrease in operating cash flows in 2017 as compared to 2016 was mainly due to an increase in net losses.

Cash Flows from Investing Activities

Cash flow from investing activities primarily relates to capital expenditures to support our future growth in operations.

During the years ended December 31, 2017 and 2016, cash used by investing activities was $143 thousand and $528 thousand, respectively. The decrease in cash used by investing activities during the year is mainly due to reduced capital spending.

Cash Flows from Financing Activities

During the years ended December 31, 2017 and 2016, net cash provided by financing activities was $42.4 million and $12.4 million, respectively. Cash flows from financing activities during the year ended December 31, 2017 consisted mainly of $37.0 million of proceeds from the issuance of common stock and $4.8 million of senior secured notes as part of the initial efforts to spin-off SureFly.

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

California Air Resources Board Approval

On February 20, 2013 the California Air Resource Board (CARB) approved the Company’s E-100 all-electric commercial truck for sale in the state of California. Most other states use this approval for sale of vehicles in their state.

30

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

Income taxes

As no taxable income has occurred from the date of this merger to December 31, 2017 cumulative deferred tax assets of approximately $19.6 million are fully reserved, and no provision or liability for federal or state income taxes has been included in the financial statements. Carryover amounts are:

Approximate net operating loss ($ millions)	Carryover to be used against taxable income generated through year

3.6	2030
6.7	2031
3.9	2032
4.7	2033
6.1	2034
9.0	2035
18.7	2036
40.8	2037

Research and development costs

Research and development costs are expensed as they are incurred. Research and development expense incurred was approximately $18.1 million and $6.1 million for the years ended December 31, 2017 and 2016, respectively, consisting of consulting, payroll and payroll taxes, engineering, purchased supplies, legal fees, parts and small tools.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. Some of the securities in which we invest may have market risk. This means that a change in prevailing interest rates may cause the fair value amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing interest rate later rises, the market value amount of our investment will decline. To minimize this risk, we maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including money market funds and government and non-government debt securities and the maturities of each of these instruments is less than one year. In 2017, we maintained an investment portfolio primarily in money market funds, U. S. treasury bills, government-sponsored enterprise securities, and corporate bonds and commercial paper. Due to the primarily short-term nature and low interest rate yields of these investments, we believe we do not have a material exposure to interest rate risk and market risk arising from our investments. Therefore, no quantitative tabular disclosure is provided.

We have operated primarily in the United States. Accordingly, we have not had any significant exposure to foreign currency rate fluctuations.

31

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Workhorse Group, Inc.

Adverse Opinion on Internal Control over Financial Reporting

We have audited Workhorse Group, Inc.’s (the Company’s) internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, because of the effect of the material weaknesses described in the following paragraph on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control—Integrated Framework (2013) issued by COSO.

A material weakness is a control deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses have been identified and included in management’s assessment:

●	The Company has not established adequate financial reporting monitoring activities to mitigate the risk of accounting errors.

●	The lack of a fully implemented automated financial reporting system caused over reliance on manual entries.

These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2017 financial statements, and this report does not affect our report dated March 14, 2018, on those financial statements.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows of the Company, and our report dated March 14, 2018, expressed an unqualified opinion, with an emphasis of a matter paragraph due to substantial doubt about the Company’s ability to continue as a going concern.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control over Financial Reporting

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

Cincinnati, Ohio

March 14, 2018

RESULTS THROUGH REMARKABLE RELATIONSHIPS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Workhorse Group, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Workhorse Group, Inc. (the Company) as of December 31, 2017 and 2016, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the years in the two-year period ended December 31, 2017, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 14, 2018, expressed an adverse opinion.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

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

We have served as the Company’s auditor since 2007.

Cincinnati, Ohio

March 14, 2018

RESULTS THROUGH REMARKABLE RELATIONSHIPS

Workhorse Group, Inc.

Consolidated Balance Sheets

December 31, 2017 and 2016

	2017	2016
Assets

Current assets:
Cash and cash equivalents	$4,069,477	$469,570
Accounts receivable	1,013,423	628,700
Lease receivable current	45,300	98,400
Inventory	4,236,506	2,464,835
Prepaid expenses and deposits	946,134	255,163
	10,310,840	3,916,668

Property, plant and equipment, net	5,596,013	6,002,631
Lease receivable long-term	212,004	320,494

	$16,118,857	$10,239,793

Liabilities and Stockholders' Equity (Deficit)

Current liabilities:
Accounts payable	$5,539,864	$3,121,518
Accrued liabilities	1,126,675	802,240
Accounts payable, related parties	54,914	101,339
Customer deposits	54,405	-
Shareholder advances	-	229,772
Current portion of long-term debt	381,497	79,521
	7,157,355	4,334,390

Principal amount of notes payable	5,750,000	-
Less unamortized discount and debt issuance costs	987,500	-
Notes payable less unamortized discount and debt issuance costs	4,762,500	-

Long-term debt	1,709,881	2,088,429
Stockholders' equity (deficit):
Series A preferred stock, par value of $.001 per share 75,000,000 shares authorized, 0 shares issued and outstanding at December 31, 2017 and December 31, 2016	-	-
Common stock, par value of $.001 per share 100,000,000 shares authorized, 41,529,181 shares issued and outstanding at December 31, 2017 and 50,000,000 shares authorized, 27,578,864 shares issued and outstanding at December 31, 2016	41,529	27,579
Additional paid-in capital	107,760,036	66,862,608
Accumulated deficit	(105,312,444)	(63,073,213)
	2,489,121	3,816,974

	$16,118,857	$10,239,793

See accompanying notes to the consolidated financial statements.

Workhorse Group, Inc.
Consolidated Statements of Operations
For the Years Ended December 31, 2017 and 2016

	2017	2016

Sales	$10,846,460	6,414,800

Cost of Sales	24,516,863	13,578,262
Gross loss	(13,670,403)	(7,163,462)

Operating Expenses
Selling, general and administrative	10,328,211	6,202,569
Research and development	18,060,180	6,145,801
Total operating expenses	28,388,391	12,348,370

Interest expense, net	180,437	44,036

Net loss	$(42,239,231)	$(19,555,868)

Basic and diluted loss per share	$(1.09)	$(0.78)

Weighted average number of common shares outstanding	38,755,796	25,201,261

See accompanying notes to the consolidated financial statements.

Workhorse Group, Inc.
Consolidated Statement of Stockholders’ Equity (Deficit)
December 31, 2017 and 2016

	Common Stock		Series A Preferred Stock		Additional		Total Stockholders'
	Number of Shares	Amount	Number of Shares	Amount	Paid-in Capital	Accumulated Deficit	Equity (Deficit)
Balance as of December 31, 2015	18,204,923	$18,205	$-	$-	$39,716,005	$(43,517,345)	$(3,783,135)
Issuance of common stock and fulfillment of stock subscriptions available	3,883,593	3,884			11,371,398	-	11,375,282
Stock options and warrants exercised	5,472,166	5,472			14,955,671		14,961,143
Conversion of accounts payable	18,182	18			19,982		20,000
Share based compensation for the year ended December 31, 2016					799,552		799,552
Net loss from operations, the year ended December 31, 2016						(19,555,868)	(19,555,868)
Balance as of December 31, 2016	27,578,864	$27,579	$-	$-	$66,862,608	$(63,073,213)	$3,816,974
Issuance of common stock	12,966,712	12,967			37,029,501		37,042,468
Stock options and warrants exercised	581,358	581			906,598		907,179
Issuance of Common Stock in exchange for future services	130,000	130			493,870		494,000
Conversion of accounts payable	272,247	272			1,034,267		1,034,539
Share based compensation for the year ended December 31, 2017					1,433,192		1,433,192
Net loss from operations, the year ended December 31, 2017						(42,239,231)	(42,239,231)
Balance as of December 31, 2017	41,529,181	$41,529	$-	$-	$107,760,036	$(105,312,444)	$2,489,121

See accompanying notes to the consolidated financial statements.

Workhorse Group, Inc.

Consolidated Statements of Cash Flows

For Years Ended December, 2017 and 2016

	2017	2016

Cash flows from operating activities:
Net loss	$(42,239,231)	$(19,555,868)
Adjustments to reconcile net loss from operations to cash used by operations:
Depreciation	549,973	381,823
Stock based compensation	1,433,192	799,552
Write down of inventory	-	78,917
Effects of changes in operating assets and liabilities:
Accounts receivable	(223,133)	(1,047,594)
Inventory	(1,771,671)	(2,464,835)
Prepaid expenses and deposits	(196,971)	622,489
Accounts payable and accrued liabilities	3,777,320	2,449,556
Accounts payable, related parties	(46,425)	(298,203)
Customer deposits	54,405	-

Net cash used by operations	(38,662,541)	(19,034,163)

Cash flows from investing activities:
Capital expenditures	(143,355)	(528,095)

Net cash used by investing activities	(143,355)	(528,095)

Cash flows from financing activities:
Proceeds from notes payable	4,762,500	-
Proceeds from advances	26,732	-
Payments on long-term debt	(76,572)	-
Conversion of note payable	-	(2,724,550)
Shareholder advances, net of repayments	-	118,072
Issuance of common and preferred stock	37,042,468	-
Exercise of warrants and options	650,675	14,961,143

Net cash provided by financing activities	42,405,803	12,354,665

Change in cash and cash equivalents	3,599,907	(7,207,593)

Cash at the beginning of the period	469,570	7,677,163
Cash at the end of the period	$4,069,477	$469,570

Supplemental disclosure of non-cash activities:

During the year ended December 31, 2017, a vendor converted an existing accounts payable liability of $1,034,539 into common stock. In addition, the company issued $494,000 in common stock in exchange for future services with modeling and mule services as well as future consulting services.

During the year ended December 31, 2017, converted $256,504 of shareholder advances into common stock.

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

On December 28, 2009, the Company entered into and closed a Share Exchange Agreement with the Shareholders of Advanced Mechanical Products, Inc. (n/k/a AMP Electric Vehicles, Inc.) (AMP) pursuant to which the Company acquired 100% of the outstanding securities of AMP in exchange for 14,890,904 shares of the Company’s common stock. Considering that, following the merger, the AMP Shareholders control the majority of the outstanding voting common stock of the Company, and effectively succeeded the Company’s otherwise minimal operations to those that are AMP.  AMP is considered the accounting acquirer in this reverse-merger transaction.  A reverse-merger transaction is considered and accounted for as a capital transaction in substance; it is equivalent to the issuance of AMP securities for net monetary assets of the Company, which are de minimus, accompanied by a recapitalization. Accordingly, goodwill or other intangible assets have not been recognized in connection with this reverse merger transaction.  AMP is the surviving entity and the historical financials following the reverse merger transaction will be those of AMP.  The Company was a shell company immediately prior to the acquisition of AMP pursuant to the terms of the Share Exchange Agreement.  As a result of such acquisition, the Company operations are now focused on the design, marketing and sale of vehicles with an all-electric powertrain and battery systems.  Consequently, we believe that acquisition has caused the Company to cease to be a shell company as it now has operations.  The Company formally changed its name to AMP Holding Inc. on May 24, 2010.

Since the acquisition, the Company has devoted the majority of its resources to the development of an all-electric drive system capable of moving heavy large vehicles ranging from full size SUV’s up to and including Medium Duty Commercial trucks.  Additionally, in February 2013, the Company formed a new wholly owned subsidiary, AMP Trucks Inc., an Indiana corporation. On March 13, 2013 AMP Trucks Inc. closed on the acquisition of an asset purchase of Workhorse Custom Chassis, LLC. The assets included in this transaction included: the Workhorse brand, access to the dealer network of 440 dealers nationwide, intellectual property, and all physical assets which included the approximately 250,000 sq. ft. of facilities on 47 acres of land in Union City, Indiana.  This acquisition allows the Company to position itself as a medium duty OEM capable of producing new chassis with electric, propane, compressed natural gas, and hybrid configurations, as well as gasoline drive systems.

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

The Company’s wholly owned subsidiaries include Workhorse Technologies Inc., Workhorse Motor Works Inc, Workhorse Properties Inc., and Surefly, Inc.which held no assets or liabilities at year end December 31, 2017.

Basis of presentation

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

The Company has continued to raise capital.  Management believes the proceeds from these offerings, future offerings, and the Company’s anticipated revenue, provides an opportunity to continue as a going concern.  If additional funding is required, the Company plans to obtain working capital from either debt or equity financing from the sale of common, preferred stock, and/or convertible debentures. Obtaining such working capital is not assured. The Company is currently in a production ramp up mode and placing greater emphasis on manufacturing capability.

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

Accounts receivable

Accounts receivable consist of collectible amounts for products and services rendered. The Company carries its accounts receivable at invoice amount less an allowance for doubtful accounts. On a periodic basis, the Company evaluates its accounts receivable and establishes an allowance for doubtful accounts based on a history of past write-offs and collections and current credit conditions. The Company generally does not require collateral for accounts receivable. During 2017 and 2016, sales to one customer approximated 98% and 91% of net sales, respectively.

Lease Receivable

The Company’s leasing activities consist of the leasing of trucks which are classified as direct financing leases.  Revenue is recognized at the inception of the lease.  The leases have a term of eight years.  Future payments to be received on the leases are as follows:

2018	$45,300
2019	36,240
2020	36,240
2021	36,240
2022	36,240
Thereafter	67,044
$257,304

Inventory

Inventory is stated at the lower of cost or market. Manufactured inventories are valued at standard cost, and consist of raw materials, work in process and finished goods.

Property, plant and equipment, net

Property, plant and equipment, net is stated at cost less accumulated depreciation.  Major renewals and improvements are capitalized while replacements, maintenance and repairs, which do not improve or extend the lives of the respective assets, are expensed. When property, plant and equipment is retired or otherwise disposed of, a gain or loss is realized for the difference between the net book value of the asset and the proceeds realized thereon. Depreciation is calculated using the straight-line method, based upon the following estimated useful lives:

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

On August 7, 2017, the shareholders of the Company voted to increase the authorized shares of common stock to 100,000,000 and the Certificate of Amendment amending the Articles of Incorporation was filed with the State of Nevada on August 8, 2018.

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

Common Stock - The Company has authorized 100,000,000 shares of common stock with a par value of $0.001 per share as of December 31, 2017.

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

Income taxes

As no taxable income has occurred from the date of this merger to December 31, 2017 cumulative deferred tax assets of approximately $19.6 million are fully reserved, and no provision or liability for federal or state income taxes has been included in the financial statements.  Carryover amount are:

Approximate net operating loss ($ millions)	Carryover to be used against taxable income generated through year

3.6	2030
6.7	2031
3.9	2032
4.7	2033
6.1	2034
9.0	2035
18.7	2036
40.8	2037

Research and development costs

The Company expenses research and development costs as they are incurred. Research and Development costs were approximately $18.1 million and $6.1 million for the years ended December 31, 2017 and 2016, respectively, consisting primarily of personnel costs for our teams in engineering and research, prototyping expense, and contract and professional services.

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

Stock based compensation

The Company accounts for its stock-based compensation in accordance with “Share-Based Payments” (codified in FASB ASC Topic 718 and 505).  The Company recognizes in its statement of operations the grant-date fair value of stock options and warrants issued to employees and non-employees.  The fair value is estimated on the date of grant using a lattice-based valuation model that uses assumptions concerning expected volatility, expected term, and the expected risk-free rate of return.  For the awards granted, the expected volatility was estimated by management as 50% based on a range of forecasted results.  The expected term of the awards granted was assumed to be the contract life of the option or warrant (one, two, three, five or ten years as determined in the specific arrangement).  The risk-free rate of return was based on market yields in effect on the date of each grant for United States Treasury debt securities with a maturity equal to the expected term of the award.

Related party transactions

Certain stockholders and stockholder family members have advanced funds or performed services for the Company.  These services are believed to be at market rates for similar services from non-related parties.  Related party accounts payable are segregated in the balance sheet.

Subsequent events

The Company evaluates events and transactions occurring subsequent to the date of the consolidated financial statements for matters requiring recognition or disclosure in the consolidated financial statements. The accompanying consolidated financial statements consider events through March 14, 2018, the date on which the consolidated financial statements were available to be issued.

2.	INVENTORY

As of December 31, 2017 and 2016, inventory consisted of the following:

	2017	2016
Finished Goods	$-	$212,884
Work in Process	1,416,324	987,665
Parts	2,820,182	1,264,286
	$4,236,506	$2,464,835

3.	PROPERTY, PLANT AND EQUIPMENT, NET

As of December 31, 2017 and 2016, property, plant and equipment consisted of the following:

	2017	2016
Land	$700,000	$700,000
Buildings	5,900,000	5,900,000
Leasehold Improvements	19,225	19,225
Software	86,050	57,587
Equipment	829,742	808,512
Vehicles and prototypes	156,567	62,905
	7,691,584	7,548,229
Less accumulated depreciation	(2,095,571)	(1,545,598)
	$5,596,013	$6,002,631

4.	DEBT

Notes payable at December 31, 2017 consisted of the following:

	Principal	Unamortized Discount and Debt Issuance Costs
Senior Secured Notes, due June 30, 2018 (discount is based on imputed interest rate of 26%)	$5,750,000	$987,500

The debt issuance costs of $237,500 and the unamortized discount of $750,000 will be amortized into interest expense over the life of the loan. As the debt matures on June 30, 2018, the entire amount will be expensed as interest expense in 2018.

As of December 31, 2017 long-term debt consisted of the following:

	2017	2016

Secured mortgage payable to Bank for the purchase of the 100 Commerce Drive Building due in monthly installments of $11,951. The interest rate is 6.5% and the maturity date is November 1, 2026.	$1,741,379	$1,767,950
Note payable, former building owner interest payment only due in monthly installments of $1,604 interest at 5.5%. A balloon payment of $350 thousand plus unpaid interest due August 2018.	350,000	350,000
Note payable to the City of Loveland paid off in May 2017	-	50,000
	2,091,379	2,167,950
Less current portion	381,497	79,521
Long term debt	$1,709,881	$2,088,429

Aggregate maturities of long-term debt are as follows:

2019	33,607
2020	35,857
2021	38,259
2022	44,344
2023	43,791
Thereafter	1,514,023
1,709,881

5.	SHAREHOLDER AND RELATED PARTY ADVANCES

As of December 31, 2017, the Company had no deposits that were not yet issued as common stock. As of December 31, 2016, the Company had deposits for $229,772 that were not yet issued as common stock.

6.	LEASE OBLIGATIONS

The Company has a one-year lease on 119 Northeast Drive, Loveland, Ohio 45140. The monthly payment is $4,500 and the lease expires July 10, 2018.

On October 1, 2011, the Company began leasing operating facilities under an agreement expiring on September 30, 2018. The Building subject to the lease was purchased in October 2016.

Rent expense was $25,694 and $151,412 for the years ended December 31, 2017 and 2016, respectively.

7.	STOCK BASED COMPENSATION

Options to directors, officers and employees

The Company maintains, as adopted by the board of directors, the 2017 Stock Incentive Plan, the 2016 Stock Incentive Plan, the 2014 Stock Incentive Plan, the 2014 Stock Compensation Plan, 2013 Incentive Stock Plan, the 2012 Incentive Stock Plan, the 2011 Incentive Stock Plan and the 2010 Stock Incentive Plan (the plans) providing for the issuance of options to employees, officers, directors or consultants of the Company.  Incentive stock options granted under the plans may only be granted with an exercise price of not less than fair market value of the Company’s common stock on the date of grant (110% of fair market value for incentive stock options granted to principal stockholders).  Non-qualified stock options granted under the plans may only be granted with an exercise price of not less than 85% of the fair market value of the Company’s common stock on the date of grant.  Awards under the plans may be either vested or unvested options. The 2017 Stock Incentive Plan authorized 5,000,000 shares with vesting in sixteen equal quarterly tranches.

In addition to the plans, the Company has granted, on various dates, stock options to directors, officers and employees to purchase common stock of the Company.  The terms, exercise prices and vesting of these awards vary.

The following table summarizes option activity for directors, officers and employees:

		Outstanding Stock Options
	Options Available for Grant	Number of Options	Weighted Average Exercise Price per Option	Weighted Average Grant Date Fair Value per Option	Weighted Average Remaining Exercise Term in Months
Balance December 31, 2015	757,471	1,980,434	$2.21	$1.46	49
Additional stock reserved	500,000	-	-	-	-
Granted	(794,500)	794,500	6.38	2.82	58
Exercised	-	(138,113)	1.79	0.49	-
Forfeited	-	-	-	-	-
Expired	492,500	(492,500)	3.83	1.65	-
Balance December 31, 2016	955,471	2,144,321	2.46	1.53	43
Additional stock reserved	5,000,000	-	-	-	-
Granted	(1,900,000)	1,900,000	5.01	3.41	72
Exercised	-	(69,109)	1.10	0.96	-
Forfeited	-	-	-	-	-
Expired	-	-	-	-	-
Balance December 31, 2017	4,055,471	3,975,212	$3.17	$1.84	43

The Company recorded $1,428,226 and $768,196 compensation expense for stock options to directors, officers and employees for the years ended December 31, 2017 and 2016, respectively. As of December 31, 2017, unrecognized compensation expense of $3,403,675 is related to non-vested options granted to directors, officers and employees which is anticipated to be recognized over the next 46 months, commensurate with the vesting schedules.

Options to consultants

The Company has also granted, on various dates, stock options to purchase common stock of the Company to consultants for services previously provided to the Company.  The terms, exercise prices and vesting of these awards vary.

The following table summarizes option activity for consultants:

		Outstanding Stock Options
	Options Available for Grant	Number of Options	Weighted Average Exercise Price per Option	Weighted Average Grant Date Fair Value per Option	Weighted Average Remaining Exercise Term in Months
Balance December 31, 2015	99,303	306,773	$0.36	$1.01	50
Additional stock reserved	-	-	-	-	-
Granted	(9,000)	9,000	4.99	0.44	-
Exercised	-	(138,312)	0.34	0.81	-
Forfeited	-	-	-	-	-
Expired	-	-	-	-	-
Balance December 31, 2016	90,303	177,461	0.49	1.05	41
Additional stock reserved	-	-	-	-	-
Granted	-	-	-	-	-
Exercised	-	(5,000)	1.50	0.83	-
Forfeited	-	-	-	-	-
Expired	-	-	-	-	-
Balance December 31, 2017	90,303	172,461	$0.57	$1.11	32

The Company recorded $4,966 and $31,356 compensation expense for stock options to consultants for the years ended December 31, 2017 and 2016, respectively. As of December 31, 2017, there was no unrecognized compensation expense related to non-vested options granted to consultants which is anticipated to be recognized over the next 31 months, commensurate with the vesting schedules.

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

The following table summarizes warrant activity for the placement agent and consultants:

		Outstanding Warrants
	Warrants Available for Grant	Number of Warrants	Weighted Average Exercise Price per Warrant	Weighted Average Grant Date Fair Value per Warrant	Weighted Average Remaining Exercise Term in Months
Balance December 31, 2015	210,227	306,823	$2.79	$1.26	9
Additional stock reserved	-	-	-	-	-
Granted	-	-	-	-	-
Exercised	-	(60,160)	2.69	0.43	-
Forfeited	-	-	-	-	-
Expired	-	(87,458)	6.00	2.70	-
Balance December 31, 2016	210,227	159,205	2.56	1.16	17
Additional stock reserved	-	-	-	-	-
Granted	-	-	-	-	-
Exercised	-	-	-	-	-
Forfeited	-	-	-	-	-
Expired	-	-	-	-	-
Balance December 31, 2017	210,227	159,205	$1.38	$0.68	21

The Company recorded no compensation expense for stock warrants to the placement agent and consultants for the years ended December 31, 2017 and 2016, respectively. There is no unrecognized compensation expense for the placement agent warrants because they are fully vested at date of grant.

Warrants to directors and officers

In December 2010 and May 2011, the Company issued to certain directors and officers common stock purchase warrants to acquire shares of common stock at an exercise price of $2.00 per share for a period of five years.  In November 2011, under the terms of a Promissory Note issued to a director and officer, common stock purchase warrants were issued to acquire 10,000 shares of common stock at an exercise price of $5.00 per share for a period of one year.  In May 2012, a director and officer received 10,000 2012 Warrants to acquire common stock of the Company at an exercise price of $5.00 for a period of three years.  In June 2012, a director and officer converted secured and unsecured loans provided to the Company from September 2011 to June 2012 in the aggregate amount of $389,250 into 2012 Notes and 2012 Warrants.  In November 2012, the Company entered into a Note and Warrant Amendment and Conversion Agreement whereby the holders and 2012 Investors converted all principal and interest under the 2012 Notes into shares of common stock.  Further, the exercise price of the 2012 Warrants was reduced to $2.50 per share.  The $7,388 cost of the reduction in the exercise price is included in stock-based compensation expense for the year ended December 31, 2012.

The following table summarizes warrant activity for directors and officers:

Outstanding Warrants
	Warrants Available for Grant	Number of Warrants	Weighted Average Exercise Price per Warrant	Weighted Average Grant Date Fair Value per Warrant	Weighted Average Remaining Exercise Term in Months
Balance December 31, 2015	348,925	338,925	$20.00	$1.02	4
Additional stock reserved	-	-	-	-	-
Granted	-	-	-	-	-
Exercised	-	-	-	-	-
Forfeited	-	-	-	-	-
Expired	-	(150,000)	20.00	0.15	-
Balance December 31, 2016	348,925	188,925	20.00	1.02	4
Additional stock reserved	-	-	-	-	-
Granted	-	-	-	-	-
Exercised	-	-	-	-	-
Forfeited	-	-	-	-	-
Expired	-	-	-	-	-
Balance December 31, 2017	348,925	188,925	$20.00	$1.30	4

The Company recorded no compensation expense for stock warrants to directors and officers for the years ended December 31, 2017 and 2016, respectively. There is no unrecognized compensation expense for these warrants because they are fully vested at date of grant.

8.	RECENT PRONOUNCEMENTS

In April 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, and affects the guidance in ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which is not yet effective. ASU No. 2016-10 clarifies the following two aspects of Topic 606: evaluating whether promised goods and services are separately identifiable and determining whether an entity’s promise to grant a license provides a customer with either a right to use the entity’s intellectual property, which is satisfied at a point in time, or a right to access the entity’s intellectual property, which is satisfied over time. ASU No. 2016-10 is effective for public companies for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Transitional guidance is included in the update. Earlier adoption is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. Adoption of ASU No. 2016-10 is not expected to have a material impact on the Company’s consolidated financial statements.

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

On June 22, 2017, Workhorse entered into an at the market issuance sales agreement (the “Cowen Agreement”) with Cowen and Company, LLC (“Cowen”) under which the Company may offer and sell, from time to time at its sole discretion, shares of its Common Stock having an aggregate offering price of up to $25,000,000 through Cowen as its sales agent. As of December 31, 2017, the Company issued 1,060,783 shares from this facility.

On September 14, 2017, the Company entered into an underwriting agreement (the “Underwriting Agreement”) with Cowen relating to the public offering and sale (the “Offering”) of 3,749,996 shares of the Company’s common stock, and five-year warrants (exercisable beginning on the date of issuance) to purchase up to an aggregate of 2,812,497 shares of the Company’s common stock. Each investor received a warrant to purchase 0.75 shares of the Company’s common stock at an exercise price of $3.80 per share, for each share of common stock purchased.

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

10.	QUARTERLY FINANCIAL DATA (UNAUDITED)

	Sales	Gross Loss	Net Loss	Basic and diluted loss per share
2017
First Quarter	$1,778,037	$(2,534,051)	$(7,920,606)	$(0.24)
Second Quarter	270,000	(725,925)	(9,199,700)	(0.26)
Third Quarter	3,285,000	(4,273,082)	(12,663,222)	(0.35)
Fourth Quarter	5,513,423	(6,137,345)	(12,455,703)	(0.32)
2016
First Quarter	236,000	(228,377)	(4,380,012)	(0.23)
Second Quarter	1,234,600	(1,060,075)	(2,935,830)	(0.14)
Third Quarter	1,906,000	(2,267,364)	(5,262,859)	(0.25)
Fourth Quarter	3,038,200	(3,607,646)	(6,977,167)	(0.28)

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this Annual Report. Based on such evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that, as of the end of the period covered by this Annual Report, our disclosure controls and procedures were not effective because of a material weakness in our internal control over financial reporting as discussed below.

Notwithstanding this material weakness, our Chief Executive Officer and Chief Financial Officer have concluded that the Consolidated Financial Statements included in this Annual Report on Form 10-K present fairly, in all material respects, the financial position of the Company at December 31, 2017 and 2016 and the consolidated results of operations and cash flows for each of the fiscal years presented herein in conformity with U.S. generally accepted accounting principles.

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

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with US GAAP. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projection of any evaluation of effectiveness to future periods is subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In connection with management’s assessment of our internal control over financial reporting as required under Section 404 of the Sarbanes-Oxley Act of 2002, we identified the following material weaknesses in our internal control over financial reporting as of December 31, 2017:

●	The Company has not established adequate financial reporting monitoring activities to mitigate the risk of accounting errors, specifically because there are few employees and turnover in the finance function had been high.

●	The Company expanded significantly in 2016 and 2017 and as a result of its organic growth it has not been able to establish the proper accounting and financial reporting oversight of its increased activity. In addition, resources were redirected toward the support of the SureFly spin-off in late 2017 and in early 2018.

●	The lack of a fully implemented enterprise resource planning (ERP) system to handle prepayments contributed to the situation.

Because of the material weaknesses noted above, management has concluded that it did not maintain effective internal control over financial reporting as of December 31, 2017, based on Internal Control over Financial Reporting - Guidance for Smaller Public Companies issued by COSO.

Remediation of Material Weaknesses in Internal Control over Financial Reporting

As a company with limited capital resources, the Company does not have the resources to install a dedicated staff with deep expertise in all facets of SEC disclosure and US GAAP compliance. As a response, the company believes the following measures will adequately address the weakness:

●	Complete implementation of the ERP system modules covering purchase orders and inventory

●	Review and implement adequate account reconciliation processes to improve the end of period closing process

As a company with limited resources, the Company does not have the resources to fund sufficient staff to ensure a complete segregation of responsibilities within the accounting function. However, Company management does review, and will increase the review of the financial statements. This action, in addition to the improvements identified above, will minimize any risk of a potential material misstatement occurring.

The independent registered public accounting firm that audited the consolidated financial statements included in this Annual Report has issued an attestation report on the Company’s internal control over financial reporting attestation report which appears herein.

(c) Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the fourth fiscal quarter of the year ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The officers and director of the Company are as follows:

Name	Age	Position
Raymond J. Chess	59	Director, Chairman
Harry DeMott	50	Director
H. Benjamin Samuels	51	Director
Gerald B. Budde	56	Director
Stephen S. Burns	57	Director, Chief Executive Officer, Secretary and Treasurer
Duane Hughes	54	President and Chief Operating Officer
Paul Gaitan	58	Chief Financial Officer

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

Background of Executive Officers and Directors

Raymond J. Chess, Director Chairman

Prior to joining the Company, Mr. Chess served as a Global Vehicle Line Executive for General Motors Co. (“GM”), where he was responsible for global, cross functional general management of the GM crossover market segment from May 2009 through December 2012. Prior to this, from August 2001 until April 2009, Mr. Chess was responsible for GM’s commercial truck segment. Previous GM assignments included leadership roles in the full size truck segment, metal fabrication and body assembly. Mr. Chess’s background includes broad, hands-on manufacturing leadership roles with manufacturing, engineering and manufacturing floor operations. Mr. Chess holds a Bachelor’s of Science degree in Mechanical Engineering from Kettering University and an MBA from Indiana University.

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

H. Benjamin Samuels, Director

Mr. Samuels served as CEO of Victory Packaging from May 2007 through 2015, during which time he led an executive team which currently manages more than 1,500 employees. In 2015, Mr. Samuels was appointed as Co-President after Victory Packaging was acquired by KapStone Paper and Packaging Corporation. From 1997 through 2007, Mr. Samuels served as Vice Chairman and leader of Victory Packaging’s national accounts group, real estate, finance and legal departments, achieving a period of unprecedented growth in sales and revenues. Mr. Samuels joined Victory Packaging in 1995 as its regional operating manager of Texas. Mr. Samuels is an active member in the community, where he recently served as the Chairman of the Houston Food Bank. Mr. Samuels also served as the President of the Houston Chapter of the American Jewish Committee before joining its National Board of Governors. Mr. Samuels served on the boards of and held leadership positions with American Leadership Forum, Serve Houston, Holocaust Museum Houston, Jewish Federation of Greater Houston and Jewish Family Service. Mr. Samuels received a Bachelor’s degree in American studies and economics from Amherst College in Massachusetts well as an MBA from the Harvard Graduate School of Business Administration.

Gerald Budde, Director

From September 2011 through the present, Mr. Budde serves as the Chief Financial Officer of AssuredPartners NL, LLC. and maintains titles for other affiliated companies.  Mr. Budde was previously the Chief Financial Officer and shareholder of Neace Lukens Holding Company and Subsidiaries from July 2003 through September 2011, when it was acquired by Assured Partners Capital, Inc.  AssuredPartners was founded in 2011 and is a national partnership of leading independent property and casualty and employee benefits brokerage firms.  Mr. Budde was the Machine Tool Group Controller of Cincinnati Milacron Inc. from April 1994 to October 1998, at which time he was appointed as Vice President of Finance after Cincinnati Milacron’s machine tool group was acquired by UNOVA Industrial Automation Systems, Inc.   Mr. Budde remained in that role prior to joining Neace Lukens in 2003.  Mr. Budde was a Certified Public Accountant until he left public accounting Ernst & Young after 11 years of service in 1994. Mr. Budde is currently a member of the Board of Trustees and the Finance Committee of Mt. Notre Dame high school and is also a member of the Finance Commission of St. Margaret of York parish and school.  Mr. Budde received a Bachelor’s degree in Accounting from the University of Dayton.

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

Duane Hughes, President and Chief Operating Officer

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

Paul Gaitan, Chief Financial Officer

Mr. Gaitan is a finance executive with over 30 years of experience working for manufacturing companies in the automotive, building products and consumer products space. Paul has led business integrations, developed strategy, and implemented advanced product costing approaches. He has held roles such as Production Manager, Controller, VP of Finance and CFO driving change by addressing both systems and personnel. Paul works collaboratively to design and deliver insightful information that leads to high quality decisions by the executive team. He earned a bachelor of science degree in finance from the University of Southern California and an MBA from the Stanford Graduate School of Business.

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

Committees

Establishment of Board Committees and Adoption of Charters

On December 17, 2015, the Company established a Nominating and Corporate Governance Committee, a Compensation Committee and an Audit Committee (collectively, the “Committees”) and approved and adopted charters to govern each of the Committees.

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

During 2017, the Governance Committee met one time. The Governance Committee is governed by a written charter approved by our board of directors. A copy of the Governance Committee’s charter is posted on the Company’s website at www.workhorse.com in the “Investors” section of the website. In identifying potential independent board of directors candidates with significant senior-level professional experience, the Governance Committee solicits candidates from the board of directors, senior management and others and may engage a search firm in the process. The Governance Committee reviews and narrows the list of candidates and interviews potential nominees. The final candidate is also introduced and interviewed by the board of directors and the lead director if one has been appointed. In general, in considering whether to recommend any particular candidate for inclusion in our board of directors’ slate of recommended director nominees, the Governance Committee will apply the criteria set forth in our corporate governance guidelines. These criteria include the candidate’s integrity, business acumen, commitment to understanding our business and industry, experience, conflicts of interest and the ability to act in the interests of our stockholders. Further, specific consideration is given to, among other things, diversity of background and experience that a candidate would bring to our board of directors. The Governance Committee does not assign specific weights to particular criteria and no particular criterion is a prerequisite for each prospective nominee. We believe that the backgrounds and qualifications of our directors, considered as a group, should provide a composite mix of experience, knowledge and abilities that will allow our board of directors to fulfill its responsibilities. Stockholders may recommend individuals to the Governance Committee for consideration as potential director candidates by submitting their names, together with appropriate biographical information and background materials to our Governance Committee. Assuming that appropriate biographical and background material has been provided on a timely basis, the Governance Committee will evaluate stockholder recommended candidates by following substantially the same process, and applying substantially the same criteria, as it follows for candidates submitted by others.

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

During 2017, the audit committee met four times. A copy of the Audit Committee’s charter is posted on the Company’s website at www.workhorse.com in the “Investors” section of the website.

Meetings may be held from time to time to consider matters for which approval of our Board of Directors is desirable or is required by law.

Compensation Committee.

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

ITEM 11. EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

Oversight of Executive Compensation Program

Compensation Committee.

Our compensation committee consists of Harry DeMott, Gerald Budde and Benjamin Samuels. Our board of directors has determined that each of the members are an “independent director” as defined by the rules of The NASDAQ Stock Market, Inc. applicable to members of a compensation committee. The Compensation Committee is responsible for establishing the compensation of our senior management, including salaries, bonuses, termination arrangements, and other executive officer benefits as well as director compensation. The Compensation Committee also administers our equity incentive plans. During 2017, the Compensation Committee meet one time. The Compensation Committee is governed by a written charter approved by the board of directors. A copy of the Compensation Committee’s charter is posted on the Company’s website at www.workhorse.com in the “Investors” section of the website. The Compensation Committee works with the Chairman of the Board and Chief Executive Officer and reviews and approves compensation decisions regarding senior management including compensation levels and equity incentive awards. The Compensation Committee also approves employment and compensation agreements with our key personnel and directors. The Compensation Committee has the power and authority to conduct or authorize studies, retain independent consultants, accountants or others, and obtain unrestricted access to management, our internal auditors, human resources and accounting employees and all information relevant to its responsibilities.

The responsibilities of the Compensation Committee, as stated in its charter, include the following:

●	review and approve the Company’s compensation guidelines and structure;

●	review and approve on an annual basis the corporate goals and objectives with respect to compensation for the Chief Executive Officer;

●	review and approve on an annual basis the evaluation process and compensation structure for the Company’s other officers, including salary, bonus, incentive and equity compensation; and

●	periodically review and make recommendations to the Board of Directors regarding the compensation of non-management directors.

The Compensation Committee is responsible for developing the executive compensation philosophy and reviewing and recommending to the Board of Directors for approval all compensation policies and compensation programs for the executive team.

Overview of Executive Compensation

The Company recognizes that people are our primary asset and our principal source of competitive advantage. In order to recruit, motivate and retain the most qualified individuals as senior executive officers, the Company strives to maintain an executive compensation program that is competitive in the commercial transportation industry, which is a competitive, global labor market.

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

In order to accomplish our goals and to ensure that the Company’s executive compensation program is consistent with its direction and business strategy, the compensation program for our senior executive officers is based on the following objectives:

●	to attract, motivate, retain and reward a knowledgeable and driven management team and to encourage them to attain and exceed performance expectations within a calculated risk framework; and

●	to reward each executive based on individual and corporate performance and to incentivize such executives to drive the organization’s current growth and sustainability objectives.

The following key principles guide the Company’s overall compensation philosophy:

●	compensation is designed to align executives to the critical business issues facing the Company;

●	compensation should be fair and reasonable to shareholders and be set with reference to the local market and similar positions in comparable companies;

●	an appropriate portion of total compensation should be equity-based, aligning the interests of executives with shareholders; and

●	compensation should be transparent to the Board of Directors, executives and shareholders.

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

During the year ended December 2017, long-term equity incentive plan awards were awarded to the executive officers in the form of stock options.

Our Board of Directors adopted the Company’s 2017 Stock Incentive Plan. On August 7, 2017 our shareholders ratified the 2017 Stock Incentive Plan.

The following table summarizes the pay mix for the executive officers and illustrates the percentage of fixed versus at-risk pay for the fiscal year ended December 31, 2017:

Name and Principal Position	Base Salary	Stock Options (LTIP)
Stephen S. Burns	15%	85%
CEO and Director

Duane Hughes	24%	76%
President and Chief Operating Officer

Paul Gaitan	38%	62%
Chief Financial Officer

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

In determining the compensation for the executive officers, the Compensation Committee considers compensation paid to executive officers of other companies within the industry, the executive’s performance in meeting goals, the complexity of the management position and the experience of the individual. During 2017, the Company’s operations were still in development and no significant portion of the executive’s pay was linked to performance goals.

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

Executive Compensation

Messrs. Burns, Hughes and Gaitan are retained according to employment agreements with our Company, and each individuals’ compensation for serving as an executive officer of the Company is disclosed below in the “Summary Compensation Table”. The compensation committee is presently contemplating amending and/or restating the employment agreements to provide for a uniform structure and in order to appropriately update such agreements.

The Company’s compensation policy for each of the above parties is based on comparisons of other companies’ remunerations made to each of the respective positions and the value of each executive’s expertise to the Company.

Pension Benefits

None.

Non-Qualified Deferred Compensation

None.

Retirement, Resignation or Termination Plans

Each of the Company’s executive employment agreements with Messrs. Burns, Hughes and Gaitan contemplates the case of termination due to various provisions whereby the named executive officers will receive severance payments, as described below.

Compensation and Risk

We do not believe that our compensation policies and practices are reasonably likely to have a material adverse effect on us. We have taken steps to ensure our executive compensation program does not incentivize risk outside the Company’s risk appetite. Some of the key ways that we currently manage compensation risk are as follows:

●	appointed a Compensation Committee which is composed entirely of independent directors to oversee the executive compensation program;

●	the use of deferred equity compensation in the form of stock options to encourage a focus on long-term corporate performance versus short-term results; and

●	disclosure of executive compensation to stakeholders;

Consideration of Most Recent Shareholder Advisory Vote on Executive Compensation

As required by Section 14A of the Exchange Act, at our 2017 Annual Meeting of Stockholders our stockholders voted, in an advisory manner, on a proposal to approve our named executive officer compensation. This was our most recent stockholder advisory vote to approve named executive officer compensation. The proposal was approved by our stockholders, receiving approximately 72% of the vote of the stockholders present in person or represented by proxy and voting at the meeting. We considered this vote to be a ratification of our current executive compensation policies and decisions and, therefore, did not make any significant changes to our executive compensation policies and decisions based on the vote.

Compensation Committee Interlocks and Insider Participation

No person who served as a member of our Compensation Committee during Fiscal 2017 was a current or former officer or employee of our Company or engaged in certain transactions with our Company required to be disclosed by regulations of the SEC. Additionally, during Fiscal 2017 there were no Compensation Committee “interlocks,” which generally means that no executive officer of our Company served: (a) as a member of the compensation committee (or other board committee performing equivalent functions or, in the absence of any such committee, the entire board of directors) of another entity which had an executive officer serving as a member of our Company’s Compensation Committee; (b) as a director of another entity which had an executive officer serving as a member of our Company’s Compensation Committee; or (c) as a member of the compensation committee (or other board committee performing equivalent functions or, in the absence of any such committee, the entire board of directors) of another entity which had an executive officer serving as a director of our Company.

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

The following summary compensation table sets out details of compensation paid to (a) our principal executive officer; (b) each of our two most highly compensated executive officers who served as executive officers during the fiscal year ended December 31, 2017; and (c) up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the fiscal year ended December 31, 2017, except that no disclosure is provided for any named executive officer, other than our principal executive officer, whose total compensation did not exceed $100,000 for the fiscal year ended December 31, 2017:

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-equity Incentive Plan Compensation	Change in Pension Value and Non Qualified Preferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Stephen S. Burns	2017	343,750			1,991,000				2,334,750
CEO and Director	2016	275,000			231,231				506,231
	2015	275,000			111,900				386,900

Duane Hughes	2017	253,750			796,400				1,050,150
President and Chief Operating Officer	2016	144,000			125,063				269,063
	2015	138,000			44,760				182,760

Paul Gaitan	2017	200,000			322,200				522,200
Chief Financial Officer									-

Employment Agreements

On May 19, 2017, Stephen S. Burns and the Company entered into an Executive Retention Agreement whereby Mr. Burns was retained as Chief Executive Officer in consideration of an annual salary of $325,000. Further, the Company entered Executive Retention Agreements with Duane Hughes as President and Chief Operating Officer at an annual salary of $275,000. The Company also granted stock options exercisable at $5.28 per share to Mr. Burns and Mr. Hughes to acquire 1,000,000 and 400,000 shares of common stock of the Company, respectively, which are exercisable for a period of ten years. The Stock Options vest in 16 equal quarterly tranches. On August 9, 2017, the Company and Mr. Rodriguez entered a letter agreement amending certain terms of his Executive Retention Agreement dated May 19, 2017, pursuant to which Mr. Rodriguez agreed to serve as the Chief Information Officer at a salary of $250,000 per year with stock options exercisable at $5.28 per share to acquire 300,000 shares of common stock of the Company, which are exercisable for a period of ten years vesting over four years in instalments of 18,750 shares. On August 9, 2017, Paul Gaitan and the Company entered into an Executive Retention Agreement whereby Mr. Gaitan was retained as Chief Financial Officer in consideration of an annual salary of $200,000. The Company also granted stock options exercisable at $2.74 per share to Mr. Gaitan to acquire 200,000 shares of common stock of the Company, which are exercisable for a period of ten years. The Stock Options vest in 16 equal quarterly tranches.

For each executive, the Company has agreed to provide a bonus of 25% of their base salary upon the Company achieving 75% of annual revenue targets established by the Board of Directors and management. The cash bonus will be increased to 37.5% and 50% of the base salary in the event that 100% or 125% of the revenue target is achieved, respectively. The Company and the executives also each entered into an Indemnification Agreement. The employment of each of the executives is at will and may be terminated at any time, with or without formal cause.

Pursuant to the terms of the executive retention agreements in certain circumstances, the Company has agreed to provide specified severance and bonus amounts and to accelerate the vesting on their equity awards upon termination upon a change of control or an involuntary termination, as each term is defined in the agreements. In the event of a termination upon a change of control or an involuntary termination, the executives are entitled to receive an amount equal to 12 months of their base salary and the target bonus then in effect for the executive officer for the year in which such termination occurs, such bonus payment to be pro-rated to reflect the full number of months the executive remained in the Company’s employ. In addition, the vesting on any equity award held by the executive officer will be accelerated in full upon a change of control or an involuntary termination. In the event the executive is terminated for cause, then the vesting of all equity awards shall cease and such equity awards will be terminated. In the event the executive leaves for any reason that is not considered a good reason, then the vesting of equity award shall cease. At the election of the executive officer, the Company will also continue to provide health related employee insurance coverage for twelve months, at the Company’s expense upon termination upon a change of control or an involuntary termination.

Grants of Plan Based Awards

We granted awards to the Named Executive Officers in the fiscal year ended December 31, 2017, as follows:

Name	Grant date	Threshold	Target	Maximum	All Other Stock Awards: Number of Shares of Stock or Units	All Other Stock Awards: Number of Securities Underlying	Exercise Price of Options Awards	Grant Data Fair Value of Stock and Options Awards
Stephen S. Burns	5/22/2017		1,000,000		1,000,000		5.28	1.99
CEO and Director

Duane Hughes	5/19/2017		400,000		400,000		5.28	1.99
President and Chief Operating Officer

Julio Rodriguez	5/16/2017		300,000		300,000		5.28	1.99
Chief Information Officer

Paul Gaitan	8/6/2017		200,000		200,000		2.74	1.61
Chief Financial Officer

Option Exercises and Stock Vested

For the year ended December 31, 2017, 581,358 options were exercised for $906,599.

Outstanding Equity Awards

The following table sets forth information with respect to the outstanding equity awards of our principal executive officers and principal financial officer during 2017, and each person who served as an executive officer of the Company as of December 31, 2017:

Outstanding Equity Awards at Fiscal Year-End
Option Awards						Stock Awards
Name and Principal Position	Number of Securities underlying unexercised options (#) Exercisable	Number of securities underlying unexercised options (#) Unexercisable	Equity Incentive Plan awards: Number of securities underlying unexercised options (3)	Options exercise price ($)	Option Expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares or units of stock that have not vested ($)	Equity incentive plan awards: Number if unearned shares other rights that have not vested (#)	Equity incentive awards: Market or payout value of unearned shares, units or other rights that have not vested ($)
Stephen S. Burns	1,000,000	1,000,000	0	5.28	5/17/2027	-	-	-	-
CEO and Director	10,000	7,222	0	7.21	8/15/2021	-	-	-	-
	35,000	25,278	0	7.21	8/15/2021	-	-	-	-
	40,000	13,333	0	4.99	2/1/2021	-	-	-	-
	50,000	2,778	0	1.75	8/11/2020	-	-	-	-
	50,000	-	0	1.40	12/18/2019	-	-	-	-
	16,667	-	0	0.10	6/30/2019	-	-	-	-
	40,000	-	0	0.10	6/30/2019	-	-	-	-
	50,000	-	0	0.10	6/30/2019	-	-	-	-
	174,773	-	0	0.10	6/30/2019	-	-	-	-
	40,000	-	0	2.90	3/14/2018	-	-	-	-
	30,000	-	0	7.20	12/5/2020	-	-	-	-
	60,000	-	0	4.00	11/15/2020	-	-	-	-

Duane Hughes	400,000	400,000	0	5.28	5/17/2027	-	-	-	-
President and Chief Operating Officer	22,000	15,889	0	7.21	8/15/2021	-	-	-	-
	25,000	8,333	0	4.99	2/1/2021	-	-	-	-
	20,000	1,111	0	1.75	8/11/2020	-	-	-	-

Julio Rodriguez	300,000	300,000	0	5.28	5/18/2021	-	-	-	-
Chief Information Officer	22,000	15,889	0	7.21	8/15/2021	-	-	-	-
	25,000	8,333	0	4.99	2/1/2021	-	-	-	-
	25,000	1,389	0	1.75	8/11/2020	-	-	-	-
	15,000	-	0	1.40	12/18/2019	-	-	-	-
	49,323	-	0	0.10	6/30/2019	-	-	-	-
	4,110	-	0	0.10	6/30/2019	-	-	-	-
	20,000	-	0	0.10	6/30/2019	-	-	-	-
	30,000	-	0	4.00	8/6/2018	-	-	-	-

Paul Gaitan	200,000	200,000	0	2.74	8/6/2027	-	-	-	-

No Pension Benefits

The Company does not maintain any plan that provides for payments or other benefits to its executive officers at, following or in connection with retirement and including, without limitation, any tax-qualified defined benefit plans or supplemental executive retirement plans.

No Deferred Compensation

The Company does not maintain any defined contribution or other plan that provides for the deferral of compensation on a basis that is not tax-qualified.

Director Compensation

Name	Fees Earned or Paid in Cash $	Stock Awards $	Non-equity Incentive Plan Compensation $	Change in Pension Value and Non-Qualified Deferred Compensation Earnings $	All Other Compensation $	Total $
Raymond Chess	40,000	-	-	-	-	40,000
Benjamin Samuels	40,000	-	-	-	-	40,000
Gerald Budde	40,000	-	-	-	-	40,000
Stephen S. Burns	40,000	-	-	-	-	40,000
Harry DeMott	40,000	-	-	-	-	40,000

Directors’ and Officers’ Insurance

The Company has purchased directors and officers liability insurance (“D&O Liability Insurance”) for the benefit of its directors and officers, and the directors and officers of its subsidiaries, against liability incurred by them in the performance of their duties as directors and officers of the Company, or its subsidiaries, as the case may be. The amount of premium paid with respect to D&O Liability Insurance for the fiscal year ended December 31, 2017, was $110 thousand. The entire premium is paid by the Company. The Company’s D&O Liability Insurance is comprised of the following policies:

D&O Liability Insurance	Annual Limit	Deductible
Primary and Excess Policy	$5,000,000	$750,000	(1)

(1)

Not applicable to non-indemnifiable loss, crisis loss or derivative investigation costs. There is a $250,000 deductible for Corporate Claims, $750,000 deductible for Securities Claims and a $1,000,000 deductible for Indemnifiable M&A Claims

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information, as of March 2, 2018 with respect to the beneficial ownership of the outstanding common stock by (i) any holder of more than five (5%) percent; (ii) each of the Company’s executive officers and directors; and (iii) the Company’s directors and executive officers as a group. Except as otherwise indicated, each of the stockholders listed below has sole voting and investment power over the shares beneficially owned.

Name of Beneficial Owner (1)		Common Stock Beneficially Owned	Percentage of Common stock (2)
Joseph T. Lukens	(3)	6,695,335	16.1%
Stephen D. Baksa	(4)	3,389,442	8.2%
Stephen S. Burns	(5)	2,552,476	6.1%
Benjamin Samuels	(6)	1,202,856	2.9%
Julio Rodriguez	(10)	490,433	1.2%
Duane Hughes	(9)	467,000	1.1%
Paul Gaitan	(11)	200,000	0.5%
Raymond Chess	(7)	180,000	0.4%
Gerald Budde	(8)	135,000	0.3%

(1)	Except as otherwise indicated, the address of each beneficial owner is c/o Workhorse Group Inc, 100 Commerce Drive, Loveland, Ohio 45140

47

(2)

Applicable percentage ownership is based on 41,529,181 shares of common stock outstanding as of March 2, 2018.  Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities.  Shares of common stock that are currently exercisable or exercisable within 60 days of March 12, 2018 are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

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
(4)	Represents (i) 3,358,421 shares of common stock held directly by the Mr. Baksa; and (ii) 31,000 shares of common stock held by the Stephen D. Baksa 2012 Trust F/B/O Sarah E. Marra, F/B/O Brian S. Baksa.
(5)	Represents (i) 767,337 shares of common stock held by Mr. Burns, (ii) 50,000 shares of common stock held by Mr. Burns’ wife, (iii) a stock option to acquire 35,000 shares of common stock at $7.21 per share, (iv) a stock option to acquire 10,000 shares of common stock at $7.21 per share , (iv) a stock option to acquire 40,000 shares of common stock at $4.99 per share, (v) a stock option to acquire 50,000 shares of common stock at $1.75 per share, (vi) a stock option to acquire 50,000 shares of common stock at $1.40 per share, (vii) a stock option to acquire 281,440 shares of common stock at $0.10 per share, (viii) a stock option to acquire 50,000 shares of common stock at $1.75 per share, (ix) a stock option to acquire 40,000 shares of common stock at $2.90 per share, (x) a stock option to acquire 50,000 shares of common stock at $6.00 per share, (xi) a stock option to acquire 30,000 shares of common stock at $1.10 per share, (xii) a stock option to acquire 30,000 shares of common stock at $7.20 per share, (xiii) a stock option to acquire 60,000 shares of common stock at $4.00 per share and (xiv) a common stock purchase to acquire 29,350 shares of common stock at $1.50 per share and (xv) a common stock purchase to acquire 1,000,000 shares of common stock at $5.28 per share.
(6)	Represents (i) 762,532 shares of common stock held by Samuel 2012 Children’s Trust UAD 10/28/12 (the “Trust”), (ii) a common stock purchase warrant to acquire 237,467 shares of common stock at an exercise price of $5.28 per share held by the Trust, (iii) a common stock purchase warrant to acquire 142,857 shares of common stock at an exercise price of $5.28 per share held by the Trust, and (iv) a stock option to acquire 50,000 shares of common stock at $7.01 per share and (v) a stock option to acquire 10,000 shares of common stock at $7.21 per share. Mr. Samuels is a trustee of the Trust.
(7)	Represents a stock option to acquire 180,000 shares of common stock at $1.89 per share.
(8)	Represents (i) 75,000 shares of common stock, (ii) stock option to acquire 50,000 shares of common stock at an exercise price of $7.01 per share and (iii) a common stock purchase warrant to acquire 10,000 shares of common stock at $7.21 per share.
(9)	Represents (i) 67,000 shares of common stock at $4.75 per share and (ii) a common stock purchase to acquire 300,000 shares of common stock at $5.28 per share.
(10)	Represents (i) a stock option to acquire 190,433 shares of common stock at $2.50 per share and (ii) a common stock purchase to acquire 300,000 shares of common stock at $5.28 per share.
(11)	Represents a common stock purchase to acquire 200,000 shares of common stock at $2.74 per share.

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

Director Independence

The Board of Directors has determined that Ray Chess, Gerald Budde, H. Benjamin Samuels and Harry DeMott each qualify as independent directors under the listing standards of the Nasdaq.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The total fees charged to the Company by Clark Schaefer Hackett & Company, the Company’s independent registered public accounting firm, are as follows ($ thousands):

	Audit	Taxes	Other	Total
2017	93.3	5.7	60.0	159.2
2016	47.0	6.10	47.2	100.4

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

The Audit Committee is responsible for the pre-approval of audit and permitted non-audit services to be performed by the Company’s independent auditor. The Audit Committee will, on an annual basis, consider and, if appropriate, approve the provision of audit and non-audit services by the auditor. Thereafter, the Audit Committee will, as necessary, consider and, if appropriate, approve the provision of additional audit and non-audit services by the auditor which are not encompassed by the Audit Committee’s annual pre-approval and are not prohibited by law. The Audit Committee has delegated to the Chair of the Audit Committee the authority to pre-approve, on a case-by-case basis, non-audit services to be performed by the auditor. The Audit Committee has approved all audit and permitted non-audit services performed by the auditor for the year ended December 31, 2017.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The Company’s financial statements filed as part of this report are listed in the Table of Contents and provided in response to Item 8.

Exhibit No.	Description
3.1	Certificate of Designation for Series A Preferred Stock (1)
3.2	Certificate of Change (2)
3.3	Certificate of Correction (2)
3.4	Articles of Merger (3)
3.5	Certificate of Correction (Articles of Merger) (3)
3.6	Certificate of Amendment to the Certificate of Incorporation (4)
3.7	Certificate of Incorporation (5)
3.8	Articles of Merger between AMP Holding Inc. Workhorse Group Inc. (16)
3.9	Certificate of Change filed December 9, 2015 (20)
3.10	Certificate of Amendment to the Certificate of Incorporation dated August 8, 2017 (33)
4.1	Stock Option to acquire 500,000 shares of common stock issued to James Taylor dated May 25, 2011 (6)
4.2	Common Stock Purchase Warrant to acquire 500,000 shares of common stock issued to James Taylor dated May 25, 2011 (6)
4.3	Stock Option to acquire 500,000 shares of common stock issued to Stephen Burns dated May 25, 2011 (6)
4.4	Common Stock Purchase Warrant to acquire 500,000 shares of common stock issued to Stephen Burns dated May 25, 2011 (6)
4.5	Conversion Letter Agreement by and between Stephen Burns and AMP Holding Inc. (7)
4.6	Form of Warrant by and between AMP Holding Inc. and the January 2013 Accredited Investor (8)
4.7	Common Stock Purchase Warrant issued to Stephen Baksa (9)
4.8	2014 Incentive Stock Plan (11)
4.9	Form of Common Stock Purchase Agreement entered between AMP Holding Inc and the December 2014 Investors (31)
4.10	Form of Common Stock Purchase Warrant issued to the December 2014 Investors (31)
4.11	Intentionally Left Blank
4.12	Form of Subscription Agreement by and between Workhorse Group Inc. and the 2015 Accredited Investors (17)
4.13	Form of Securities Purchase Agreement entered between Workhorse Group Inc. and the November 2015 Investors (18)
4.14	Form of 6% Convertible Promissory Note issued to the November 2015 Investors (18)
4.15	Form of Stock Purchase Warrant issued to the November 2015 Investors (18)
4.16	Form of Securities Purchase Agreement entered between Workhorse Group Inc. and the Convertible Note Investor (19)
4.17	Form of 6% Convertible Promissory Note issued to the Investors (19)
4.18	Form of Stock Purchase Warrant issued to the Investors (19)
4.19	Stock Option Agreement by and between Workhorse Group Inc. and Gerald Budde dated December 17, 2015 (21)
4.20	Stock Option Agreement by and between Workhorse Group Inc. and H. Benjamin Samuels dated December 17, 2015 (21)
4.21	Stock Option Agreement by and between Workhorse Group Inc. and Harry DeMott dated September 16, 2016 (24)
4.22	Intentionally left blank.
4.23	Securities Purchase Agreement entered between Workhorse Group Inc. and Joseph T. Lukens dated January 10, 2017 (26)
4.24	6% Convertible Debenture issued to Joseph T. Lukens dated January 10, 2017 (26)
4.25	Form of Warrant – September 2017 (35)
4.26	Form of Senior Secured Note dated December 26, 2017 (36)

Exhibit No.	Description
10.1	Share Exchange Agreement dated as of December 28, 2009 by and among Advanced Mechanical Products, Inc., the shareholders of Advanced Mechanical Products, Inc. and Title Starts Online, Inc. (1)
10.2	Employment Agreement by and between AMP Holding Inc. and Stephen S. Burns dated December 8, 2010 (12)
10.3	Letter Agreement by and between AMP Holding Inc. and Martin J. Rucidlo dated August 24, 2012 (13)
10.4	Asset Purchase Agreement by and between Workhorse Custom Chassis, LLC, as Seller, and AMP Trucks Inc., as Buyer dated as of March 4, 2013 (10)
10.5	Amendment No. 1 to the Asset Purchase Agreement by and between Workhorse Custom Chassis, LLC, as Seller, and AMP Trucks Inc., as Buyer dated as of March 13, 2013 (10)
10.6	Employment Agreement between AMP Holding Inc. and Julio C. Rodriguez dated August 15, 2013 (14)
10.7	Director Agreement by and between AMP Holding Inc. and Raymond Chess dated October 24, 2013 (15)
10.8	Director Agreement by and between Workhorse Group Inc. and Gerald Budde dated December 17, 2015 (21)
10.9	Director Agreement by and between Workhorse Group Inc. and Benjamin Samuels dated December 17, 2015 (21)
10.10	Director Agreement by and between Workhorse Group Inc. and Harry DeMott dated September 15, 2016 (24)
10.11	Form of Warrant Exercise Agreement (25)
10.12	Conversion Agreement between Jospeh T. Lukens and the Company dated January 27, 2017 (27)
10.13	Services Partner Agreement between Workhorse Group Inc. and Ryder Truck Rental, Inc. dated April 27, 2017 (29)
10.14	Executive Retention Agreement by and between Workhorse Group Inc. and Stephen S. Burns dated May 19, 2017 (30)
10.15	Executive Retention Agreement by and between Workhorse Group Inc. and Duane Hughes dated May 19, 2017 (30)
10.16	Executive Retention Agreement by and between Workhorse Group Inc. and Julio Rodriguez dated May 19, 2017 (30)
10.17	Sales Agreement, dated June 22, 2017, by and between Workhorse Group Inc. and Cowen and Company, LLC (32)
10.18	Executive Retention Agreement by and between Workhorse Group Inc. and Paul Gaitan dated August 9, 2017 (34)
10.19	Letter Agreement by and between Workhorse Group Inc. and Julio Rodriguez dated August 9, 2017(34)
10.20	Form of Indemnification Agreement (30)
10.21	Form of Employee Invention Assignment, Confidentiality, Non-Compete and Non-Solicit Agreement (30)
10.22	Form of Securities Purchase Agreement dated December 26, 2017 (36)
10.23	Form of Pledge and Security Agreement dated December 26, 2017 (36)
10.24	Form of Pledge Agreement dated December 26, 2017 (36)
10.25	Form of Guaranty dated December 26, 2017 (36)
10.26	Bill of Sale entered between Workhorse Group Inc. and SureFly, Inc. dated December 26, 2017 (36)
21.1	List of Subsidiaries (28)
23.1	Consent of Clark, Schaefer, Hackett & Co.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Nominating and Corporate Governance Committee Charter adopted by the Board of Directors of Workhorse Group Inc. on December 17, 2015(33)
99.2	Compensation Committee Charter adopted by the Board of Directors of Workhorse Group Inc. on December 17, 2015 (33)
99.3	Audit Committee Charter adopted by the Board of Directors of Workhorse Group Inc. on December 17, 2015 (33)
EX-101.INS	XBRL INSTANCE DOCUMENT
EX-101.SCH	XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT
EX-101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE
EX-101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE
EX-101.LAB	XBRL TAXONOMY EXTENSION LABELS LINKBASE
EX-101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

(1)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on January 4, 2010.
(2)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on May 25, 2010.

(3)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on May 25, 2010.
(4)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on September 10, 2010.
(5)	Incorporated by referenced to the Form SB-2 Registration Statement filed with the Securities and Exchange Commission on February 4, 2008.
(6)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on June 1, 2011.
(7)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on July 11, 2012.
(8)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on February 5, 2013.
(9)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on February 28, 2013.
(10)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on March 13, 2013.
(11)	Incorporated by reference to the Form S-8 Current Report filed with the Securities and Exchange Commission on January 17, 2014.
(12)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on December 13, 2010.
(13)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on August 30, 2012.
(14)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on August 16, 2013.
(15)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on October 30, 2013.
(16)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on April 16, 2015.
(17)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on September 10, 2015.
(18)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on November 12, 2015.
(19)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on November 12, 2015.
(20)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on December 10, 2015.
(21)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on December 21, 2015.
(22)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on March 30, 2016.
(23)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on July 8, 2016.
(24)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on September 9, 2016.
(25)	Incorporated by reference to the Form S-3/A Registration Statement filed with the Securities and Exchange Commission on December 12, 2016.
(26)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on January 12, 2017.
(27)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on February 1, 2017.
(28)	Incorporated by reference to the Form 10-Q Quarterly Report filed with the Securities and Exchange Commission on November 14, 2016.
(29)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on May 3, 2017.
(30)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on May 19, 2017.
(31)	Incorporated by reference to the Form 8-K Current Report filed with the Securities Exchange Commission on December 11, 2014.
(32)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on June 22, 2017.
(33)	Incorporated by reference to the Form 10-Q Quarterly Report filed with the Securities and Exchange Commission on August 9, 2017.
(34)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on August 11, 2017.
(35)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on September 14, 2017.
(36)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on December 27, 2017.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

WORKHORSE GROUP INC.

Dated: March 14, 2018	By:	/s/ Stephen S. Burns
	Name:	Stephen S. Burns
	Title:	Chief Executive Officer (Principal Executive Officer)

Dated: March 14, 2018	By:	/s/ Paul Gaitan
	Name:	Paul Gaitan
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on March 14, 2018, on behalf of the registrant and in the capacities indicated.

Signature	Title

/s/ Stephen S. Burns	Chief Executive Officer and Director
Stephen S. Burns	(Principal Executive Officer)

/s/ Paul Gaitan	Chief Financial Officer
Paul Gaitan	(Principal Financial Officer)

/s/ Raymond Chess	Director
Raymond Chess

/s/ Gerald Budde	Director
Gerald Budde

/s/ H. Benjamin Samuels	Director
H. Benjamin Samuels

/s/ Harry DeMott	Director
Harry DeMott