Form 10-K/A
period 2017-12-31
Workhorse Group Inc.
filed 2018-05-09
CIK 1425287

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Amendment”) amends the Annual Report on Form 10-K of Workhorse Group, Inc. (the “Company”) for the fiscal year ended December 31, 2017 (the “Form 10-K”), as filed with the Securities and Exchange Commission (the “SEC”) on March 14, 2018 (the “Original Filing Date”).

This Amendment is being filed to correct the balance of the Company’s accrued liabilities account and an error relating to the improper exclusion of inventory in transit as of December 31, 2017. Accordingly, we are restating: (i) our Consolidated Balance Sheet and our Consolidated Statement of Stockholders’ Equity (Deficit), consolidated as of December 31, 2017 and our Consolidated Statements of Operations and Consolidated Statements of Cash Flows cash flows for the years then ended. The applicable notes to the consolidated financial statements as well as the relevant portions of Items 5, 6 and 7 have also been updated for consistency with the restated consolidated financial statements.

No other changes have been made to the Form 10-K. This Amendment speaks as of the Original Filing Date and does not reflect events that may have occurred subsequent to the Original Filing Date, and, except as expressly set forth herein, does not modify or update in any way the disclosures made in the Form 10-K.

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

We have incurred net losses amounting to $104.3 million for the period from inception (February 20, 2007) through December 31, 2017.  We have had net losses in each quarter since our inception. We expect that we will continue to incur net losses for the foreseeable future. We may incur significant losses in the future for a number of reasons, including the other risks described in this report, and we may encounter unforeseen expenses, difficulties, complications, delays and other unknown events. Accordingly, we may not be able to achieve or maintain profitability. Our management is developing plans to alleviate the negative trends and conditions described above and there is no guarantee that such plans will be successfully implemented. Our business plan is focused on providing sustainable and cost-effective solutions to the commercial transportation sector, but is still unproven. There is no assurance that even if we successfully implement our business plan, that we will be able to curtail our losses. If we incur additional significant operating losses, our stock price may decline, perhaps significantly.

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

ITEM 6. SELECTED FINANCIAL DATA

YEARS ENDED DECEMBER 31,	2017	2016	2015
OPERATING SUMMARY
Sales	$10,846,460	$6,414,800	$139,980
Net loss	$(41,216,788)	$(19,555,868)	$(9,426,853)
Basic and diluted loss per share	$(1.06)	$(0.78)	$(0.55)
Shares used in per share calculation	38,755,796	25,201,261	17,293,394

FINANCIAL POSITION SUMMARY
Total assets	$16,504,293	$10,239,793	$14,641,728
Cash and cash equivalents	$4,069,477	$469,570	$7,677,163
Total current assets	$10,696,276	$3,916,668	$10,905,369
Total current liabilities	$11,282,848	$4,334,390	$18,424,863
Net working capital	$(586,572)	$(417,722)	$(7,519,494)
Stockholders’ equity (deficit)	$3,511,564	$3,816,974	$(3,783,135)
Common stock outstanding	41,529,181	27,578,864	18,204,923

CASH FLOW SUMMARY
Net cash used by operations	$(38,662,541)	$(19,034,163)	$(8,220,232)
Net cash used by investing activities	$(143,355)	$(528,095)	$(65,226)
Net cash provided by financing activities	$42,405,803	$12,354,665	$15,520,363
Net increase (decrease) in cash and equivalents	$3,599,907	$(7,207,593)	$7,234,905

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

Results of Operations

Our condensed consolidated statement of operations data for the period presented follows:

	Years Ended December 31,
	2017	2016

Sales	$10,846,460	6,414,800

Cost of Sales	24,516,863	13,578,262
Gross loss	(13,670,403)	(7,163,462)

Operating Expenses
Selling, general and administrative	9,628,211	6,202,569
Research and development	17,737,737	6,145,801
Total operating expenses	27,365,948	12,348,370

Interest expense, net	180,437	44,036

Net loss	$(41,216,788)	$(19,555,868)

Basic and diluted loss per share	$(1.06)	$(0.78)

Weighted average number of common shares outstanding	38,755,796	25,201,261

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

SG&A expenses during year ended December 31, 2017 were $9.6 million, an increase from $6.2 million for the year ended December 31, 2016. The increase in our SG&A expenses consisted primarily of employee salaries and benefits, consulting and investor relations, due to the increased activity in the period.

Research and Development Expenses

Research and development (“R&D”) expenses consist primarily of personnel costs for our teams in engineering and research, prototyping expense, and contract and professional services.

R&D expenses during the year ended December 31, 2017 were $17.7 million, an increase from $6.1 million for the year ended December 31, 2016. The R&D expenses consisted primarily in employee salaries and benefits, consulting and materials related to the start of the Next Generation Delivery Vehicles (NGDVs), and Pick-up truck projects and the manned Multicopter.

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

Income taxes

As no taxable income has occurred from the date of this merger to December 31, 2017 cumulative deferred tax assets of approximately $19.4 million are fully reserved, and no provision or liability for federal or state income taxes has been included in the financial statements. Carryover amounts are:

Approximate net operating loss ($ millions)	Carryover to be used against taxable income generated through year

3.6	2030
6.7	2031
3.9	2032
4.7	2033
6.1	2034
9.0	2035
18.7	2036
39.7	2037

Research and development costs

Research and development costs are expensed as they are incurred. Research and development expense incurred was approximately $17.7 million and $6.1 million for the years ended December 31, 2017 and 2016, respectively, consisting of consulting, payroll and payroll taxes, engineering, purchased supplies, legal fees, parts and small tools.

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

As discussed in Note 1, the accompanying consolidated financial statements as of December 31, 2017 have been restated.

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

Cincinnati, Ohio

March 14, 2018 (May 9, 2018 as to the effect of the restatement discussed in Note 1)

RESULTS THROUGH REMARKABLE RELATIONSHIPS

Workhorse Group, Inc.

Consolidated Balance Sheets

December 31, 2017 and 2016

	2017	2016
	As Restated
Assets

Current assets:
Cash and cash equivalents	$4,069,477	$469,570
Accounts receivable	1,013,423	628,700
Lease receivable current	45,300	98,400
Inventory	4,621,942	2,464,835
Prepaid expenses and deposits	946,134	255,163
	10,696,276	3,916,668

Property, plant and equipment, net	5,596,013	6,002,631
Lease receivable long-term	212,004	320,494

	$16,504,293	$10,239,793

Liabilities and Stockholders' Equity (Deficit)

Current liabilities:
Accounts payable	$5,602,857	$3,121,518
Accrued liabilities	426,675	802,240
Accounts payable, related parties	54,914	101,339
Customer deposits	54,405	-
Shareholder advances	-	229,772
Current portion of long-term debt	381,497	79,521
	6,520,348	4,334,390

Principal amount of notes payable	5,750,000	-
Less unamortized discount and debt issuance costs	987,500	-
Notes payable less unamortized discount and debt issuance costs	4,762,500	-

Long-term debt	1,709,881	2,088,429
Stockholders' equity (deficit):
Series A preferred stock, par value of $.001 per share 75,000,000 shares authorized, 0 shares issued and outstanding at December 31, 2017 and December 31, 2016	-	-
Common stock, par value of $.001 per share 100,000,000 shares authorized, 41,529,181 shares issued and outstanding at December 31, 2017 and 50,000,000 shares authorized, 27,578,864 shares issued and outstanding at December 31, 2016	41,529	27,579
Additional paid-in capital	107,760,036	66,862,608
Accumulated deficit	(104,290,001)	(63,073,213)
	3,511,564	3,816,974

	$16,504,293	$10,239,793

See accompanying notes to the consolidated financial statements.

Workhorse Group, Inc.
Consolidated Statements of Operations
For the Years Ended December 31, 2017 and 2016

	2017	2016
	As Restated

Sales	$10,846,460	6,414,800

Cost of Sales	24,516,863	13,578,262
Gross loss	(13,670,403)	(7,163,462)

Operating Expenses
Selling, general and administrative	9,628,211	6,202,569
Research and development	17,737,737	6,145,801
Total operating expenses	27,365,948	12,348,370

Interest expense, net	180,437	44,036

Net loss	$(41,216,788)	$(19,555,868)

Basic and diluted loss per share	$(1.06)	$(0.78)

Weighted average number of common shares outstanding	38,755,796	25,201,261

See accompanying notes to the consolidated financial statements.

Workhorse Group, Inc.
Consolidated Statement of Stockholders’ Equity (Deficit)
December 31, 2017 and 2016

	Common Stock		Series A Preferred Stock		Additional		Total Stockholders'
	Number of Shares	Amount	Number of Shares	Amount	Paid-in Capital	Accumulated Deficit	Equity (Deficit)
Balance as of December 31, 2015	18,204,923	$18,205	$-	$-	$39,716,005	$(43,517,345)	$(3,783,135)
Issuance of common stock and fulfillment of stock subscriptions available	3,883,593	3,884			11,371,398	-	11,375,282
Stock options and warrants exercised	5,472,166	5,472			14,955,671		14,961,143
Conversion of accounts payable	18,182	18			19,982		20,000
Share based compensation for the year ended December 31, 2016					799,552		799,552
Net loss from operations, the year ended December 31, 2016						(19,555,868)	(19,555,868)
Balance as of December 31, 2016	27,578,864	$27,579	$-	$-	$66,862,608	$(63,073,213)	$3,816,974
Issuance of common stock	12,966,712	12,967			37,029,501		37,042,468
Stock options and warrants exercised	581,358	581			906,598		907,179
Issuance of Common Stock in exchange for future services	130,000	130			493,870		494,000
Conversion of accounts payable	272,247	272			1,034,267		1,034,539
Share based compensation for the year ended December 31, 2017					1,433,192		1,433,192
Net loss from operations, the year ended December 31, 2017 (Restated)						(41,216,788)	(41,216,788)
Balance as of December 31, 2017 (Restated)	41,529,181	$41,529	$-	$-	$107,760,036	$(104,290,001)	$3,511,564

See accompanying notes to the consolidated financial statements.

Workhorse Group, Inc.

Consolidated Statements of Cash Flows

For Years Ended December, 2017 and 2016

	2017	2016
	As Restated

Cash flows from operating activities:
Net loss	$(41,216,788)	$(19,555,868)
Adjustments to reconcile net loss from operations to cash used by operations:
Depreciation	549,973	381,823
Stock based compensation	1,433,192	799,552
Write down of inventory	-	78,917
Effects of changes in operating assets and liabilities:
Accounts receivable	(223,133)	(1,047,594)
Inventory	(2,157,107)	(2,464,835)
Prepaid expenses and deposits	(196,971)	622,489
Accounts payable and accrued liabilities	3,140,313	2,449,556
Accounts payable, related parties	(46,425)	(298,203)
Customer deposits	54,405	-

Net cash used by operations	(38,662,541)	(19,034,163)

Cash flows from investing activities:
Capital expenditures	(143,355)	(528,095)

Net cash used by investing activities	(143,355)	(528,095)

Cash flows from financing activities:
Proceeds from notes payable	4,762,500	-
Proceeds from advances	26,732	-
Payments on long-term debt	(76,572)	-
Conversion of note payable	-	(2,724,550)
Shareholder advances, net of repayments	-	118,072
Issuance of common and preferred stock	37,042,468	-
Exercise of warrants and options	650,675	14,961,143

Net cash provided by financing activities	42,405,803	12,354,665

Change in cash and cash equivalents	3,599,907	(7,207,593)

Cash at the beginning of the period	469,570	7,677,163
Cash at the end of the period	$4,069,477	$469,570

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

On May 3, 2018, we determined that we would restate previously issued financial statements to correct errors related to our recording of our customer allowance account. We made a clerical error that resulted in an improper rate being applied to the number of units sold. As a result, the Company’s accrued liabilities were over accrued by $700 thousand in our December 31, 2017 balance sheet. Therefore, we have corrected our accrued liabilities account by reducing the balance by $700 thousand in the December 31, 2017. Additionally, we have corrected an error relating to the improper exclusion of inventory in transit as of December 31, 2017.

Accordingly, we are restating: (i) our consolidated balance sheet as of December 31, 2017 and our consolidated statements of operations and comprehensive loss and statements of cash flows for the year ended December 31, 2017.

The following tables provide a reconciliation of the amounts previously reported to the restated amounts as of and for the year ended December 31, 2017:

	December 31, 2017
	As Reported	Adjustments	As Restated
Assets

Current assets:
Cash and cash equivalents	$4,069,477	$-	$4,069,477
Accounts receivable	1,013,423	-	1,013,423
Lease receivable current	45,300	-	45,300
Inventory	4,236,506	385,436	4,621,942
Prepaid expenses and deposits	946,134	-	946,134
	10,310,840	385,436	10,696,276

Property, plant and equipment, net	5,596,013	-	5,596,013
Lease receivable long-term	212,004	-	212,004

	$16,118,857	$385,436	$16,504,293

Liabilities and Stockholders' Equity (Deficit)

Current liabilities:
Accounts payable	$5,539,864	$62,993	$5,602,857
Accrued liabilities	1,126,675	(700,000)	426,675
Accounts payable, related parties	54,914	-	54,914
Customer deposits	54,405	-	54,405
Current portion of long-term debt	381,497	-	381,497
	7,157,355	(637,007)	6,520,348

Principal amount of notes payable	5,750,000	-	5,750,000
Less unamortized discount and debt issuance costs	987,500	-	987,500
Notes payable	4,762,500	-	4,762,500

Long-term debt	1,709,881	-	1,709,881

Stockholders' equity (deficit):
Series A preferred stock, par value of $.001 per share 75,000,000 shares authorized, 0 shares issued and outstanding at December 31, 2017 and December 31, 2016	-	-	-
Common stock, par value of $.001 per share 100,000,000 shares authorized, 41,529,181 shares issued and outstanding at December 31, 2017 and 27,578,864 shares issued and outstanding at December 31, 2016	41,529	-	41,529
Additional paid-in capital	107,760,036	-	107,760,036
Accumulated deficit	(105,312,444)	1,022,443	(104,290,001)
	2,489,121	1,022,443	3,511,564

	$16,118,857	$385,436	$16,504,293

	December 31, 2017
	As Reported	Adjustments	As Restated

Sales	$10,846,460	$-	$10,846,460

Cost of Sales	24,516,863	-	24,516,863
Gross loss	(13,670,403)	-	(13,670,403)

Operating Expenses
Selling, general and administrative	10,328,211	(700,000)	9,628,211
Research and development	18,060,180	(322,443)	17,737,737
Total operating expenses	28,388,391	(1,022,443)	27,365,948

Interest expense, net	180,437	-	180,437

Net loss	$(42,239,231)	$1,022,443	$(41,216,788)

Basic and diluted loss per share	(1.09)	0.03	(1.06)

Weighted average number of common shares outstanding	38,755,796	-	38,755,796

	December 31, 2017
	As Reported	Adjustments	As Restated
Stockholders' Equity
Common stock, par value of $.001 per share and 100,000,000 shares authorized 41,529,181 shares issued and outstanding	41,529	-	41,529
Series A preferred stock, par value of $.001 per share and 75,000,000 shares authorized 0 shares issued and outstanding	-	-	-
Additional paid-in capital	107,760,036	-	107,760,036
Accumulated deficit	(105,312,444)	1,022,443	(104,290,001)
Total stockholders' equity	$2,489,121	$1,022,443	$3,511,564

	December 31, 2017
	As Reported	Adjustments	As Restated

Cash flows from operating activities:
Net loss	$(42,239,231)	$1,022,443	$(41,216,788)
Adjustments to reconcile net loss from operations to cash used by operations:
Depreciation	549,973	-	549,973
Stock based compensation	1,433,192	-	1,433,192
Effects of changes in operating assets and liabilities:
Accounts receivable	(223,133)	-	(223,133)
Inventory	(1,771,671)	(385,436)	(2,157,107)
Prepaid expenses and deposits	(196,971)	-	(196,971)
Accounts payable	3,777,320	(637,007)	3,140,313
Accounts payable, related parties	(46,425)	-	(46,425)
Customer deposits	54,405	-	54,405
Net cash used by operations	(38,662,541)	-	(38,662,541)

Cash flows from investing activities:
Capital expenditures	(143,355)	-	(143,355)
Net cash used by investing activities	(143,355)	-	(143,355)

Cash flows from financing activities:
Proceeds from notes payable	4,762,500	-	4,762,500
Proceeds from advances	26,732	-	26,732
Payments on long-term debt	(76,572)	-	(76,572)
Issuance of common and preferred stock	37,042,468	-	37,042,468
Exercise of warrants and options	650,675	-	650,675
Net cash provided by financing activities	42,405,803	-	42,405,803

Change in cash and cash equivalents	3,599,907	-	3,599,907

Cash at the beginning of the period	469,570	-	469,570
Cash at the end of the period	$4,069,477	$-	$4,069,477

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

Income taxes

As no taxable income has occurred from the date of this merger to December 31, 2017 cumulative deferred tax assets of approximately $19.4 million are fully reserved, and no provision or liability for federal or state income taxes has been included in the financial statements. Carryover amount are:

Approximate net operating loss ($ millions)	Carryover to be used against taxable income generated through year

3.6	2030
6.7	2031
3.9	2032
4.7	2033
6.1	2034
9.0	2035
18.7	2036
39.7	2037

Research and development costs

The Company expenses research and development costs as they are incurred. Research and Development costs were approximately $17.7 million and $6.1 million for the years ended December 31, 2017 and 2016, respectively, consisting primarily of personnel costs for our teams in engineering and research, prototyping expense, and contract and professional services.

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

2.	INVENTORY

As of December 31, 2017 and 2016, inventory consisted of the following:

	2017	2016
Finished Goods	$-	$212,884
Work in Process	1,416,324	987,665
Parts	3,205,618	1,264,286
	$4,621,942	$2,464,835

3.	PROPERTY, PLANT AND EQUIPMENT, NET

As of December 31, 2017 and 2016, property, plant and equipment consisted of the following:

	2017	2016
Land	$700,000	$700,000
Buildings	5,900,000	5,900,000
Leasehold Improvements	19,225	19,225
Software	86,050	57,587
Equipment	829,742	808,512
Vehicles and prototypes	156,567	62,905
	7,691,584	7,548,229
Less accumulated depreciation	(2,095,571)	(1,545,598)
	$5,596,013	$6,002,631

4.	DEBT

Notes payable at December 31, 2017 consisted of the following:

	Principal	Unamortized Discount and Debt Issuance Costs
Senior Secured Notes, due June 30, 2018 (discount is based on imputed interest rate of 26%)	$5,750,000	$987,500

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

10.	QUARTERLY FINANCIAL DATA (UNAUDITED)

	Sales	Gross Loss	Net Loss	Basic and diluted loss per share
2017
First Quarter	$1,778,037	$(2,534,051)	$(7,920,606)	$(0.24)
Second Quarter	270,000	(725,925)	(9,178,700)	(0.26)
Third Quarter	3,285,000	(4,273,082)	(12,407,722)	(0.35)
Fourth Quarter	5,513,423	(6,137,345)	(11,709,760)	(0.30)
2016
First Quarter	236,000	(228,377)	(4,380,012)	(0.23)
Second Quarter	1,234,600	(1,060,075)	(2,935,830)	(0.14)
Third Quarter	1,906,000	(2,267,364)	(5,262,859)	(0.25)
Fourth Quarter	3,038,200	(3,607,646)	(6,977,167)	(0.28)

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

WORKHORSE GROUP INC.

Dated: May 9, 2018	By:	/s/ Stephen S. Burns
	Name:	Stephen S. Burns
	Title:	Chief Executive Officer (Principal Executive Officer)

Dated: May 9, 2018	By:	/s/ Paul Gaitan
	Name:	Paul Gaitan
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on May 9, 2018, on behalf of the registrant and in the capacities indicated.

Signature	Title

/s/ Stephen S. Burns	Chief Executive Officer and Director
Stephen S. Burns	(Principal Executive Officer)

/s/ Paul Gaitan	Chief Financial Officer
Paul Gaitan	(Principal Financial Officer)

/s/ Raymond Chess	Director
Raymond Chess

/s/ Gerald Budde	Director
Gerald Budde

/s/ H. Benjamin Samuels	Director
H. Benjamin Samuels

/s/ Harry DeMott	Director
Harry DeMott