Form 10-Q
period 2018-03-31
Workhorse Group Inc.
filed 2018-05-09
CIK 1425287

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $0.001 par value per share	42,139,800
(Class)	(Outstanding at May 9, 2018)

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

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Workhorse Group, Inc.

Condensed Consolidated Balance Sheets

March 31, 2018 Unaudited and December 31, 2017

	March 31, 2018	December 31, 2017
Assets

Current assets:
Cash and cash equivalents	$753,563	$4,069,477
Accounts receivable	304,374	1,013,423
Lease receivable	41,375	45,300
Inventory	5,027,569	4,621,942
Prepaid expenses and deposits	215,769	946,134
	6,342,650	10,696,276

Property, plant and equipment, at cost:
Land	700,000	700,000
Buildings	5,900,000	5,900,000
Leasehold improvements	19,236	19,225
Software	86,050	86,050
Equipment	829,742	829,742
Vehicles and prototypes	156,567	156,567
Less: accumulated depreciation	(2,143,942)	(2,095,571)
Net property, plant and equipment	5,547,653	5,596,013

Lease receivable	231,700	212,004

	$12,122,003	$16,504,293

Liabilities and Stockholders' Equity (Deficit)

Current liabilities:
Accounts payable	$4,202,116	$4,311,135
Accrued liabilities	1,757,392	1,718,397
Accounts payable, related parties	116,226	54,914
Customer deposits	267,000	54,405
Current portion of long-term debt	381,746	381,497
	6,724,480	6,520,348

Principal amount of notes payable	5,750,000	5,750,000
Less: unamortized discount and debt issuance costs	493,750	987,500
Notes payable	5,256,250	4,762,500

Total current liabilities	11,980,730	11,282,848

Long-term debt	1,700,608	1,709,881

Stockholders' equity (deficit):
Series A preferred stock, par value of $.001 per share 75,000,000 shares authorized, 0 shares issued and outstanding at March 31, 2018 and December 31, 2017	-	-
Common stock, par value of $.001 per share 100,000,000 shares authorized, 41,966,550 shares issued and outstanding at March 31, 2018 and 41,529,181 shares issued and outstanding at December 31, 2017	41,966	41,529
Additional paid-in capital	109,106,507	107,760,036
Accumulated deficit	(110,707,808)	(104,290,001)
	(1,559,335)	3,511,564
	$12,122,003	$16,504,293

See accompanying notes to condensed consolidated financial statements.

Workhorse Group, Inc.

Condensed Consolidated Statements of Operations

For the Three Months Ended March 31, 2018 and 2017

(Unaudited)

	Three Months Ended March 31,
	2018	2017

Net sales	$560,229	1,570,037

Cost of sales	1,714,370	4,312,088
Gross loss	(1,154,141)	(2,742,051)

Operating expenses
Selling, general and administrative	2,400,147	1,899,582
Research and development	2,337,631	3,243,322
Total operating expenses	4,737,778	5,142,904

Interest expense, net	525,887	35,651

Net loss	$(6,417,806)	$(7,920,606)

Basic and diluted loss per share	$(0.16)	$(0.24)

Weighted average number of common shares outstanding	40,258,234	32,965,419

See accompanying notes to condensed consolidated financial statements.

Workhorse Group, Inc.

Condensed Consolidated Statements of Cash Flows

For the Three Months Ended March 31, 2018 and 2017

(Unaudited)

	2018	2017
Cash flows from operating activities:
Net loss	$(6,417,806)	$(7,920,606)
Adjustments to reconcile net loss from operations to cash used by operations:
Depreciation	48,359	143,142
Amortized discount and debt issuance costs on Senior Secured Notes	493,750	-
Stock based compensation	72,178	327,262
Effects of changes in operating assets and liabilities:
Accounts receivable and lease receivable	693,278	(349,300)
Inventory	(405,627)	(2,602,652)
Prepaid expenses and deposits	730,365	(1,278,374)
Accounts payable and accrued liabilities	(70,024)	(1,278,532)
Accounts payable, related parties	61,312	(77,242)
Customer deposits	212,595	-
Net cash used by operations	(4,581,620)	(13,036,302)

Cash flows from investing activities:
Capital expenditures	-	(35,883)
Proceeds from lease receivable	-	110,718
Net cash provided by investing activities	-	74,835

Cash flows from financing activities:
Payments on long-term debt	(9,024)	(4,788)
Issuance of common stock	1,187,415	22,485,999
Exercise of warrants and options	87,315	251,581
Net cash provided by financing activities	1,265,706	22,732,792

Change in cash and cash equivalents	(3,315,914)	9,771,325
Cash at the beginning of the period	4,069,477	469,570
Cash at the end of the period	$753,563	$10,240,895

Supplemental disclosure of non-cash activities:

During the three months ended March 31, 2017, the Company converted Shareholder advances of $229,772 and accrued interests of $26,727 to common stock of $172 and additional paid-in capital of $256,327.

See accompanying notes to condensed consolidated financial statements.

Workhorse Group Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.	SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES

The following accounting principles and practices are set forth to facilitate the understanding of data presented in the condensed consolidated financial statements:

Nature of operations and principles of consolidation

Workhorse Group Inc. and its predecessor companies (“Workhorse”, the “Company”, “we”, “us” or “our”) is a technology company focused on providing sustainable and cost-effective solutions to the commercial transportation sector. As an American manufacturer, we design and build high performance battery-electric electric vehicles and aircraft that make movement of people and goods more efficient and less harmful to the environment. As part of the Company’s solution, it also develops cloud-based, real-time telematics performance monitoring systems that enable fleet operators to optimize energy and route efficiency. Although the Company operates as a single unit through its subsidiaries, it approaches its development through two divisions, Automotive and Aviation. The Company’s core products, under development and/or in manufacture, are the medium duty step van, the light duty pickup, the delivery drone and the manned multicopter.

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

On December 28, 2009, the Company entered into and closed a Share Exchange Agreement with the Shareholders of Advanced Mechanical Products, Inc. (n/k/a Workhorse Technologies, Inc.) (“AMP” or “Workhorse Technologies”) pursuant to which the Company acquired 100% of the outstanding securities of AMP in exchange for 14,890,904 shares of the Company’s common stock. Considering that, following the merger, the AMP Shareholders control the majority of the outstanding voting common stock of the Company, and effectively succeeded the Company’s otherwise minimal operations to those that are AMP. AMP is considered the accounting acquirer in this reverse-merger transaction (the “Transaction”). A reverse-merger transaction is considered and accounted for as a capital transaction in substance; it is equivalent to the issuance of AMP securities for net monetary assets of the Company, which are de minimis, accompanied by a recapitalization. Accordingly, goodwill or other intangible assets have not been recognized in connection with the Transaction. AMP is the surviving entity and the historical financials following the Transaction were those of AMP. The Company was a shell company immediately prior to the Transactions pursuant to the terms of the Share Exchange Agreement. As a result of the Transaction, the Company operations focused on the design, marketing and sale of vehicles with an all-electric power train and battery systems. Consequently, we believe that the Transaction caused the Company to cease to be a shell company as it had operations following the Transaction. The Company formally changed its name to AMP Holding Inc. on May 24, 2010.

Since the Transaction, the Company has devoted the majority of its resources to the development of an all-electric drive system capable of moving heavy large vehicles ranging from full size SUV’s up to and including medium duty commercial trucks. Additionally, in February 2013, the Company formed a new wholly owned subsidiary, Workhorse Motor Works Inc. (f/k/a AMP Trucks Inc.), an Indiana corporation. On March 13, 2013, Workhorse Motor Works Inc. closed on the acquisition of an asset purchase of assets from Workhorse Custom Chassis, LLC. The assets included in this transaction included: The Workhorse brand, access to the dealer network of 440 dealers nationwide, intellectual property, and all physical assets which included the approximately 250,000 sq. ft. of facilities on 48 acres of land in Union City, Indiana. This acquisition allows the Company to position itself as a medium duty OEM capable of producing new chassis with electric, propane, compressed natural gas, and hybrid configurations, as well as gasoline drive systems.

On April 16, 2015, the Company filed Articles of Merger with the Secretary of State of the State of Nevada to change the name from “AMP Holding Inc.” to “Workhorse Group Inc.”. The Company believes that this change allowed investors, customers and suppliers to better associate the Company with the Workhorse brand, which is well known in the market.

The condensed consolidated financial statements include Workhorse Group Inc. and its wholly owned subsidiaries, together referred as “The Company”. Intercompany transactions and balances are eliminated in consolidation.

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

In the opinion of Management, the Unaudited Condensed Consolidated Financial Statements include all adjustments that are necessary for the fair presentation of Workhorse’s respective financial conditions, results of operations and cash flows for the interim periods presented.  Such adjustments are of a normal, recurring nature.  Intercompany balances and transactions are eliminated in consolidation. The results of operations and cash flows for the interim periods presented may not necessarily be indicative of full-year results. It is suggested that these financial statements be read in conjunction with the audited consolidated financial statements and notes thereto of Workhorse contained in its Annual Report on Form 10-K for the year ended December 31, 2017.

Certain reclassifications were made to the prior year financial statements to conform to the current year presentation. These reclassifications had no effect on previously reported results of operation or stockholders’ equity.

2.	INVENTORY

As of March 31, 2018, and December 31, 2017, our inventory consisted of the following:

	2018	2017
Raw Materials	$4,105,661	$3,205,618
Work in Process	921,908	1,416,324
Finished Goods	-	-
	$5,027,569	$4,621,942

3.	LONG-TERM DEBT

Long-term debt consists of the following:

	March 31, 2018	December 31, 2017
Senior Secured Notes, due June 30, 2018 (discount is based on imputed interest rate of 26%)	$5,750,000	$5,750,000
Less: unamortized discount and debt issuance costs on Senior Secured Notes	(493,750)	(987,500)
Net Senior Secured Notes	5,256,250	4,762,500
Secured mortgage payable to Bank for the purchase of the 100 Commerce Drive Building due in monthly installments of $11,951.	1,732,354	1,741,378
Note payable, former building owner interest payment only due in monthly installments of $1,604 interest at 5.5%. A balloon payment of $350,000 plus unpaid interest due August 2018.	350,000	350,000

	7,338,604	6,853,878
Less current portion	5,637,996	5,143,997
Long term debt	$1,700,608	$1,709,881

On December 26, 2017, as part of its initial efforts to spin-off SureFly, the Company entered into a Securities Purchase Agreement with several existing institutional investors pursuant to which the company issued original issue discount Senior Secured Notes in the aggregate principal amount of $5,750,000 in consideration of gross proceeds of $5,000,000 paid by the Spin-Off Investors. The loan is convertible into SureFly equity upon achieving the spin-out.

Amortization expense related to the debt issuance costs and unamortized discounts for the Senior Secured Notes was $493,750 for the quarter ended March 31, 2018.

4.	REVENUE

Change in Accounting Principle

In May 2014, the FASB issued ASU Financial Accounting Standards Board issued Accounting Standards Update ("ASU") 2014-09, "Revenue from Contracts with Customers (Topic 606)". The guidance in this ASU affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards (for example, insurance contracts or lease contracts). This guidance requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services.

Beginning in January 2018, the Company adopted the provisions of ASU 2014-09 Topic 606 under the modified retrospective method, which requires a cumulative effect adjustment to the opening balance of retained earnings on the date of adoption. This approach was applied to contracts not completed as of December 31, 2017. No significant change to revenue recognition, as previously recognized, was identified. At date of adoption, there was no adjustment to retained earnings related to the adoption of ASU 2014-09. At date of adoption, there was no significant change to our past revenue recognition practices and therefore no adjustment to the opening balance of retained earnings was required.

Revenue Recognition

Net sales include products and shipping and handling charges, net of estimates for customer allowances. Revenue is measured as the amount of consideration we expect to receive in exchange for transferring products. All revenue is recognized when we satisfy our performance obligations under the contract. We recognize revenue by transferring the promised products to the customer, with the majority of revenue recognized at the point in time the customer obtains control of the products. We recognize revenue for shipping and handling charges at the time the products are delivered to or picked up by the customer. The majority of our contracts have a single performance obligation and are short term in nature.

Accounts Receivable

Credit is extended based upon an evaluation of the customer's financial condition. Accounts receivable are stated at their estimated net realizable value. The allowance for doubtful accounts is based on an analysis of customer accounts and our historical experience with accounts receivable write-offs.

The Company has elected the following practical expedients allowed under ASU 2014-09:

•	Performance obligations are satisfied within one year from a given reporting date, consequently we omit disclosure of the transaction price apportioned to remaining performance obligations on open orders

Disaggregation of Revenue

Our revenues related to the following types of business were as follows for the periods ended March 31:

	Three Months Ended
	2018	2017
Automotive	$404,854	$1,568,500
Aviation	-	-
Other	155,375	1,537
Total revenues	$560,229	$1,570,037

5.	INCOME TAXES

As the Company has not generated taxable income since inception, the cumulative deferred tax assets remain fully reserved, and no provision or liability for federal or state income taxes has been included in the financial statements.

6.	EARNINGS PER SHARE

Basic loss per share is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. For all periods presented, all of the Company’s common stock equivalents were excluded from the calculation of diluted loss per common share because they were anti-dilutive, due to the Company’s net losses.

7.	RECENT ACCOUNTING DEVELOPMENTS

Accounting Guidance Adopted in 2018

Effective January 1, 2018, we adopted Financial Accounting Standards Board (FASB) Accounting Standards Update (ASU) No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, and affects the guidance in ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). ASU No. 2016-10 clarifies the following two aspects of Topic 606: evaluating whether promised goods and services are separately identifiable and determining whether an entity’s promise to grant a license provides a customer with either a right to use the entity’s intellectual property, which is satisfied at a point in time, or a right to access the entity’s intellectual property, which is satisfied over time. The Company adopted ASU No. 2016-10, using the modified retrospective approach, which did not have a material impact on the Company’s condensed consolidated financial statements. Additional information is available in Note 4, “Revenue.”

Effective January 1, 2018, we adopted FASB ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net), and affects the guidance in ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606).” .. When another party is involved in providing goods or services to a customer, ASU No. 2014-09 requires an entity to determine whether the nature of its promise is to provide the specified good or service itself (that is, the entity is a principal) or to arrange for that good or service to be provided by the other party (that is, the entity is an agent). The amendments in ASU No. 2016-08 are intended to improve the operability and understandability of the implementation guidance in ASU No. 2014-09 on principal versus agent considerations by offering additional guidance to be considered in making the determination. The Company adopted ASU No. 2016-08, using the modified retrospective approach, which did not have a material impact on the Company’s condensed consolidated financial statements. Additional information is available in Note 4, “Revenue.”

Accounting Guidance Not Yet Adopted

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

8.	PRIVATE PLACEMENT MEMORANDUM AND STOCK OFFERING

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

On June 22, 2017, Workhorse entered into an at the market issuance sales agreement (the “Cowen Agreement”) with Cowen and Company, LLC (“Cowen”) under which the Company may offer and sell, from time to time at its sole discretion, shares of its Common Stock having an aggregate offering price of up to $25,000,000 through Cowen as its sales agent. As of March 31, 2018, the Company issued 1,060,783 shares from this facility.

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

9.	SUBSEQUENT EVENTS

The Company evaluates events and transactions occurring subsequent to the date of the condensed consolidated financial statements for matters requiring recognition or disclosure in the condensed consolidated financial statements. The accompanying condensed consolidated financial statements consider events through May 9, 2018, the date on which the condensed consolidated financial statements were available to be issued.

On April 26, 2018, the Company entered into and closed Subscription Agreements with accredited investors (the “April 2018 Accredited Investors”) pursuant to which the April 2018 Accredited Investors purchased 531,066 shares of the Company’s common stock (“April 2018 Shares”) for a purchase price of $1,444,500 or $2.72 per share.

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

Our goal is to continue to increase sales and production, while executing on our cost-down strategy to a point that will enable us to achieve gross margin profitability of the last mile-delivery van platform. As a key strategy, we have begun development of the Workhorse N-GEN platform, which has been accelerated from our development efforts on the USPS Next Generation Delivery Vehicle (“NGDV”) program.

The Workhorse N-GEN electric cargo van platform will be available in multiple size configurations, 500, 700 and 1,000 cubic feet. We intend to initiate the launch with the 500 cubic foot configuration where it is designed to compete with the Sprinter, Transit and RAM gasoline/diesel trucks in the commercial sector with an emphasis on last-mile delivery and other service-oriented businesses, such as telecom. This ultra-low floor platform incorporates state-of-the-art safety features, economy and performance: we expect these vehicles to achieve a fuel economy of approximately 60 MPG and offer fleet operators the most favorable total cost-of-ownership of any comparable vehicle available today. We believe we are the first American OEM to market a U.S. built electric cargo van, and early indications of fleet interest are significant. We expect the N-GEN trucks will be supported by our Ryder Systems partnership.

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

SureFly is our entry into the emerging Vertical Take-Off and Landing (“VTOL”) market. It is designed to be a two-person, 400-pound payload aircraft with a hybrid internal combustion/electric power generation system. Our approach in the design is to build the safest and simplest way to fly rotary wing aircraft in the world. We believe it is a practical answer to personal flight, as well as, commercial transportation segments, including air taxi series, agriculture and beyond.

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

Results of Operations

Our condensed consolidated statement of operations data for the period presented follows:

	Three Months Ended March 31,
	2018	2017

Sales	$560,229	$1,570,037

Cost of sales	1,714,370	4,312,088
Gross loss	(1,154,141)	(2,742,051)

Operating expenses
Selling, general and administrative	2,400,147	1,899,582
Research and development	2,337,631	3,243,322
Total operating expenses	4,737,778	5,142,904

Interest expense, net	525,887	35,651

Net loss	$(6,417,806)	$(7,920,606)

Sales

Net sales for the three months ended March 31, 2018 and 2017 were approximately $0.6 million and $1.6 million, respectively. The decrease was primarily due to a decrease in volume of trucks sold.

Cost of Sales

Cost of Sales for the three months ended March 31, 2018 and 2017 were $1.7 million and $4.3 million, respectively. The decrease was primarily related due to a decrease in volume of trucks sold. Materials and components for the manufacturing of the initial trucks were acquired at low volume pricing. We are in the process of negotiating high volume pricing and credit terms with vendors as production volume is increasing.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses during the three months ended March 31, 2018 and 2017 were $2.4 million and $1.9 million, respectively. The increase related primarily to increases in legal and consulting expense for the planned SureFly spinoff and employee salaries and benefits due to increased headcount during the period.

Research and Development Expenses

Research and development (“R&D”) expenses during the three months ended March 31, 2018 and 2017 were $2.3 million and $3.2 million, respectively. The decrease in R&D expenses is due to the decrease in prototype expenses for the USPS NGDV and SureFly.

Liquidity and Capital Resources

Cash Requirements

From inception, we have financed our operations primarily through sales of equity securities. We have consumed substantial amounts of capital to date as we continue our R&D activities and manufacturing our vehicles.

As of March 31, 2018, we had approximately $0.8 million in cash, cash equivalents and short-term investments, as compared to approximately $4.1 million as of December 31, 2017, a decrease of approximately $3.3 million. The decrease was primarily attributable to the operating loss for the period partially offset by the issuance of common stock during the period.

We believe that our existing capital resources will be sufficient to support our current and projected funding requirements through the end of the second quarter of 2018. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. Because of the numerous risks and uncertainties associated with the development of our business and research and development activities, including risks and uncertainties that could impact the rate of progress of our development activities, we are unable to estimate with certainty the amounts of increased capital outlays and operating expenditures.

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

For the three months ended March 31, 2018, we maintained an investment portfolio primarily in money market funds, U. S. treasury bills, government-sponsored enterprise securities, and corporate bonds and commercial paper. Cash in excess of immediate requirements is invested with regard to liquidity and capital preservation. Wherever possible, we seek to minimize the potential effects of concentration and degrees of risk. We will continue to monitor the impact of the changes in the conditions of the credit and financial markets to our investment portfolio and assess if future changes in our investment strategy are necessary

Summary of Cash Flows

	Three Months Ended March 31,
	2018	2017

Net cash used in operating activities	$(4,581,620)	$(13,036,302)
Net cash used in investing activities	$-	$74,835
Net cash used and provided by financing activities	$1,265,706	$22,732,792

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

During the three months ended March 31, 2018 and 2017, cash used by operating activities was $4.6 million and $13.0 million, respectively. The decrease in net cash used in operations in 2018 as compared to 2017 was mainly due to a decrease in operating losses and improvements in our working capital accounts.

Cash Flows from Financing Activities

During the three months ended March 31, 2018 and 2017, net cash provided by financing activities was $1.3 million and $22.8 million, respectively. Cash flows from financing activities during the three months ended March 31, 2017 consisted primarily of a net of $20.5 million from a stock public offering.

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

Critical Accounting Policies

Our accounting policies are fundamental to understanding management’s discussion and analysis of financial condition and results of operations. Our Unaudited Condensed Consolidated Financial Statements are prepared in conformity with GAAP and follow general practices within the industry in which we operate. The preparation of the financial statements requires management to make certain judgments and assumptions in determining accounting estimates. Accounting estimates are considered critical if the estimate requires management to make assumptions about matters that were highly uncertain at the time the accounting estimate was made, and different estimates reasonably could have been used in the current period, or changes in the accounting estimate are reasonably likely to occur from period to period, that would have a material impact on the presentation of our financial condition, changes in financial condition or results of operations.

For a discussion of our critical accounting policies and estimates, see “Critical Accounting Policies” included in our Annual Report on Form 10-K for the year ended December 31, 2017, under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” We have made no significant changes to our critical accounting policies and estimates, other than the adoption of ASC 606, from those described in our Annual Report on Form 10-K for the year ended December 31, 2017.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For a discussion of our quantitative and qualitative disclosures about market risk, see “Quantitative and Qualitative Disclosures About Market Risks” included in our Annual Report on Form 10-K for the year ended December 31, 2017, under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” There have been no material changes to the information provided in our Annual Report on Form 10-K for the year ended December 31, 2017.

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

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were not effective due to material weaknesses in our internal control over financial reporting that existed as of March 31, 2018, as discussed below.

As previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017, we identified the following material weaknesses:

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

With respect to our internal control over financial reporting, these material weaknesses have been and continue to be discussed among management and our Audit Committee. Management intends to review, revise and improve our internal control over financial reporting until the material weaknesses in internal control over financial reporting are eliminated.

Management’s specific remediation to address these material weaknesses will and has included among other items:

●	Complete implementation of the ERP system modules covering purchase orders and inventory

●	Review and implement adequate account reconciliation processes to improve the end of period closing process

●	Augment current financial staffing with a technical accounting resource

We believe the initiated remediation measures will strengthen our internal control over financial reporting and should eventually remediate the material weaknesses identified. However, because we are still assessing the design and operating effectiveness of these measures and need to put more controls in place, the identified material weaknesses have not been remediated as of March 31, 2018. We will continue to monitor the effectiveness of these remediation measures and will make any changes and take such other actions that we deem appropriate.

We assessed the material weaknesses’ impact to the condensed consolidated financial statements to ensure they were prepared in accordance with GAAP and present fairly the condensed consolidated financial position, financial results of operations and cash flows as of and for the three months ended March 31, 2018. Based on these additional procedures and assessment, we concluded that the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q present fairly, in all material aspects, our financial position, results of operations and cash flows for the periods presented.

Changes in Internal Control over Financial Reporting

The Company has completed implementation of a new ERP system which includes modules covering purchase orders and inventory as of March 31, 2018.

Beginning January 1, 2017, we implemented ASC 606, Revenue from Contracts with Customers.  Although the new revenue standard is expected to have an immaterial impact on our ongoing net income, we did implement changes to our processes related to revenue recognition and the control activities within them.  These included the development of new policies based on the five-step model provided in the new revenue standard, new training, ongoing contract review requirements, and gathering of information provided for disclosures.

Except as described above, there were no changes in our internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are involved from time to time in legal proceedings incidental to the conduct of our business. We do not believe that any liability that may result from these proceedings will have a material adverse effect on our Unaudited Condensed Consolidated Financial Statements.

ITEM 1A. RISK FACTORS

For a detailed discussion of risk factors affecting us, see “Part I – Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2017.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On April 26, 2018, the Company entered into and closed Subscription Agreements with accredited investors (the “April 2018 Accredited Investors”) pursuant to which the April 2018 Accredited Investors purchased 531,066 shares of the Company’s common stock (“April 2018 Shares”) for a purchase price of $1,444,500 or $2.72 per share.

On April 24, 2018, the Company entered into an Agreement with Prefix Corporation, an integral vendor, pursuant to which the Company issued 113,874 shares of common stock to settle an invoice in the amount of $298,350.

The offer, sale and issuance of the above securities was made to accredited investors and the Company relied upon the exemptions contained in Section 4(a)(2) of the Securities Act and/or Rule 506 of Regulation D promulgated there under with regard to the sale. No advertising or general solicitation was employed in offering the securities. The offer and sales were made to accredited investors and transfer of the common stock will be restricted by the Company in accordance with the requirements of the Securities Act of 1933, as amended.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit No.	Description
3.1	Certificate of Designation for Series A Preferred Stock (1)
3.2	Certificate of Change (2)
3.3	Certificate of Correction (2)
3.4	Articles of Merger (3)
3.5	Certificate of Correction (Articles of Merger) (3)
3.6	Certificate of Amendment to the Certificate of Incorporation (4)
3.7	Certificate of Incorporation (5)
3.8	Articles of Merger between AMP Holding Inc. Workhorse Group Inc. (16)
3.9	Certificate of Change filed December 9, 2015 (20)
4.1	Stock Option to acquire 500,000 shares of common stock issued to James Taylor dated May 25, 2011 (6)
4.2	Common Stock Purchase Warrant to acquire 500,000 shares of common stock issued to James Taylor dated May 25, 2011 (6)
4.3	Stock Option to acquire 500,000 shares of common stock issued to Stephen Burns dated May 25, 2011 (6)
4.4	Common Stock Purchase Warrant to acquire 500,000 shares of common stock issued to Stephen Burns dated May 25, 2011 (6)
4.5	Conversion Letter Agreement by and between Stephen Burns and AMP Holding Inc. (7)
4.6	Form of Warrant by and between AMP Holding Inc. and the January 2013 Accredited Investor (8)
4.7	Common Stock Purchase Warrant issued to Stephen Baksa (9)
4.8	2014 Incentive Stock Plan (11)
4.9	Form of Common Stock Purchase Agreement entered between AMP Holding Inc and the December 2014 Investors (31)
4.10	Form of Common Stock Purchase Warrant issued to the December 2014 Investors (31)
4.11	Intentionally Left Blank
4.12	Form of Subscription Agreement by and between Workhorse Group Inc. and the 2015 Accredited Investors (17)
4.13	Form of Securities Purchase Agreement entered between Workhorse Group Inc. and the November 2015 Investors (18)
4.14	Form of 6% Convertible Promissory Note issued to the November 2015 Investors (18)
4.15	Form of Stock Purchase Warrant issued to the November 2015 Investors (18)
4.16	Form of Securities Purchase Agreement entered between Workhorse Group Inc. and the Convertible Note Investor(19)
4.17	Form of 6% Convertible Promissory Note issued to the Investors (19)
4.18	Form of Stock Purchase Warrant issued to the Investors (19)
4.19	Stock Option Agreement by and between Workhorse Group Inc. and Gerald Budde dated December 17, 2015 (21)
4.20	Stock Option Agreement by and between Workhorse Group Inc. and H. Benjamin Samuels dated December 17, 2015 (21)
4.21	Stock Option Agreement by and between Workhorse Group Inc. and Harry DeMott dated September 16, 2016 (24)
4.22	Intentionally left blank.
4.23	Securities Purchase Agreement entered between Workhorse Group Inc. and Joseph T. Lukens dated January 10, 2017 (26)
4.24	6% Convertible Debenture issued to Joseph T. Lukens dated January 10, 2017 (26)
4.25	Form of Warrant – September 2017 (35)
4.26	Form of Senior Secured Note dated December 26, 2017 (36)
10.1	Share Exchange Agreement dated as of December 28, 2009 by and among Advanced Mechanical Products, Inc., the shareholders of Advanced Mechanical Products, Inc. and Title Starts Online, Inc. (1)
10.2	Employment Agreement by and between AMP Holding Inc. and Stephen S. Burns dated December 8, 2010 (12)
10.3	Letter Agreement by and between AMP Holding Inc. and Martin J. Rucidlo dated August 24, 2012 (13)
10.4	Asset Purchase Agreement by and between Workhorse Custom Chassis, LLC, as Seller, and AMP Trucks Inc., as Buyer dated as of March 4, 2013 (10)
10.5	Amendment No. 1 to the Asset Purchase Agreement by and between Workhorse Custom Chassis, LLC, as Seller, and AMP Trucks Inc., as Buyer dated as of March 13, 2013 (10)
10.6	Employment Agreement between AMP Holding Inc. and Julio C. Rodriguez dated August 15, 2013 (14)
10.7	Director Agreement by and between AMP Holding Inc. and Raymond Chess dated October 24, 2013 (15)
10.8	Director Agreement by and between Workhorse Group Inc. and Gerald Budde dated December 17, 2015 (21)
10.9	Director Agreement by and between Workhorse Group Inc. and Benjamin Samuels dated December 17, 2015 (21)
10.10	Director Agreement by and between Workhorse Group Inc. and Harry DeMott dated September 15, 2016 (24)
10.11	Form of Warrant Exercise Agreement (25)
10.12	Conversion Agreement between Jospeh T. Lukens and the Company dated January 27, 2017 (27)
10.13	Services Partner Agreement between Workhorse Group Inc. and Ryder Truck Rental, Inc. dated April 27, 2017 (29)
10.14	Executive Retention Agreement by and between Workhorse Group Inc. and Stephen S. Burns dated May 19, 2017 (30)
10.15	Executive Retention Agreement by and between Workhorse Group Inc. and Duane Hughes dated May 19, 2017 (30)
10.16	Executive Retention Agreement by and between Workhorse Group Inc. and Julio Rodriguez dated May 19, 2017 (30)
10.17	Sales Agreement, dated June 22, 2017, by and between Workhorse Group Inc. and Cowen and Company, LLC (32)

Exhibit No.	Description
10.18	Executive Retention Agreement by and between Workhorse Group Inc. and Paul Gaitan dated August 9, 2017 (34)
10.19	Letter Agreement by and between Workhorse Group Inc. and Julio Rodriguez dated August 9, 2017 (34)
10.20	Form of Indemnification Agreement (30)
10.21	Form of Employee Invention Assignment, Confidentiality, Non-Compete and Non-Solicit Agreement (30)
10.22	Form of Securities Purchase Agreement dated December 26, 2017 (36)
10.23	Form of Pledge and Security Agreement dated December 26, 2017 (36)
10.24	Form of Pledge Agreement dated December 26, 2017 (36)
10.25	Form of Guaranty dated December 26, 2017 (36)
10.26	Bill of Sale entered between Workhorse Group Inc. and SureFly, Inc. dated December 26, 2017 (36)
21.1	List of Subsidiaries (28)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Nominating and Corporate Governance Committee Charter adopted by the Board of Directors of Workhorse Group Inc. on December 17, 2015(33)
99.2	Compensation Committee Charter adopted by the Board of Directors of Workhorse Group Inc. on December 17, 2015 (33)
99.3	Audit Committee Charter adopted by the Board of Directors of Workhorse Group Inc. on December 17, 2015 (33)
EX-101.INS	XBRL INSTANCE DOCUMENT
EX-101.SCH	XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT
EX-101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE
EX-101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE
EX-101.LAB	XBRL TAXONOMY EXTENSION LABELS LINKBASE
EX-101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

(1)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on January 4, 2010.
(2)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on May 25, 2010.
(3)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on May 25, 2010.
(4)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on September 10, 2010.
(5)	Incorporated by referenced to the Form SB-2 Registration Statement filed with the Securities and Exchange Commission on February 4, 2008.
(6)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on June 1, 2011.
(7)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on July 11, 2012.
(8)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on February 5, 2013.
(9)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on February 28, 2013.
(10)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on March 13, 2013.
(11)	Incorporated by reference to the Form S-8 Current Report filed with the Securities and Exchange Commission on January 17, 2014.
(12)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on December 13, 2010.
(13)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on August 30, 2012.
(14)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on August 16, 2013.
(15)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on October 30, 2013.
(16)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on April 16, 2015.
(17)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on September 10, 2015.
(18)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on November 12, 2015.
(19)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on November 12, 2015.
(20)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on December 10, 2015.
(21)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on December 21, 2015.
(22)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on March 30, 2016.
(23)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on July 8, 2016.
(24)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on September 9, 2016.
(25)	Incorporated by reference to the Form S-3/A Registration Statement filed with the Securities and Exchange Commission on December 12, 2016.
(26)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on January 12, 2017.
(27)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on February 1, 2017.
(28)	Incorporated by reference to the Form 10-Q Quarterly Report filed with the Securities and Exchange Commission on November 14, 2016.
(29)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on May 3, 2017.
(30)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on May 19, 2017.
(31)	Incorporated by reference to the Form 8-K Current Report filed with the Securities Exchange Commission on December 11, 2014.
(32)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on June 22, 2017.
(33)	Incorporated by reference to the Form 10-Q Quarterly Report filed with the Securities and Exchange Commission on August 9, 2017.
(34)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on August 11, 2017.
(35)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on September 14, 2017.
(36)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on December 27, 2017.

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

