Form 10-Q
period 2018-06-30
Workhorse Group Inc.
filed 2018-08-06
CIK 1425287

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $0.001 par value per share	45,982,134
(Class)	(Outstanding at August 6, 2018)

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

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Workhorse Group, Inc.

Condensed Consolidated Balance Sheets

	(Unaudited)
	June 30, 2018	December 31, 2017
Assets

Current assets:
Cash and cash equivalents	$586,441	$4,069,477
Accounts receivable, less allowance for doubtful accounts of $0 at June 30, 2018 and December 31, 2017, respectively	165,197	1,013,423
Lease receivable	41,375	45,300
Inventory	4,964,669	4,621,942
Prepaid expenses and deposits	181,091	946,134
	5,938,773	10,696,276
Property, plant and equipment, net of accumulated depreciation of $2,248,107 and $2,095,571 at June 30, 2018 and December 31, 2017, respectively	5,443,488	5,596,013
Lease receivable	221,357	212,004

	$11,603,618	$16,504,293

Liabilities and Stockholders' Equity (Deficit)

Current liabilities:
Accounts payable	$5,844,614	$4,311,135
Accrued liabilities	2,061,308	1,718,397
Notes payable, related parties	550,000	-
Accounts payable, related parties	158,957	54,914
Customer deposits	320,000	54,405
Current portion of long-term debt	382,264	381,497
	9,317,143	6,520,348

Principal amount of notes payable	5,750,000	5,750,000
Less: unamortized discount and debt issuance costs	-	987,500
Notes payable	5,750,000	4,762,500

Total current liabilities	15,067,143	11,282,848

Long-term debt	1,692,344	1,709,881

Stockholders' equity (deficit):
Series A preferred stock, par value of $.001 per share 75,000,000 shares authorized, no shares issued and outstanding at June 30, 2018 and December 31, 2017	-	-
Common stock, par value of $.001 per share 100,000,000 shares authorized, 45,003,219 shares issued and outstanding at June 30, 2018 and 41,529,181 shares issued and outstanding at December 31, 2017	45,003	41,529
Additional paid-in capital	113,181,411	107,760,036
Accumulated deficit	(118,382,283)	(104,290,001)
	(5,155,869)	3,511,564
	$11,603,618	$16,504,293

See accompanying notes to condensed consolidated financial statements.

Workhorse Group, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017

Net sales	$170,684	$252,000	$730,913	$1,822,037

Cost of sales	1,655,905	995,925	3,370,275	5,308,013
Gross loss	(1,485,221)	(743,925)	(2,639,362)	(3,485,976)

Operating Expenses
Selling, general and administrative	3,003,202	2,601,590	5,403,349	4,501,172
Research and development	1,894,712	5,811,333	4,232,343	9,054,655
Total operating expenses	4,897,914	8,412,923	9,635,692	13,555,827

Interest expense, net	526,162	21,852	1,052,049	57,503

Net loss	(6,909,297)	(9,178,700)	(13,327,103)	(17,099,306)

Deemed dividend - September 2017 Warrants	765,179	-	765,179	-

Net loss attributable to common stockholders	$(7,674,476)	$(9,178,700)	$(14,092,282)	$(17,099,306)

Net loss attributable to common stockholders per share - basic and diluted	$(0.18)	$(0.26)	$(0.33)	$(0.48)

Weighted average number of common shares outstanding	42,406,471	35,273,462	42,406,471	35,273,462

See accompanying notes to condensed consolidated financial statements.

Workhorse Group, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Six Months Ended June 30
	2018	2017
Cash flows from operating activities:
Net loss	$(13,327,103)	$(17,099,306)
Adjustments to reconcile net loss from operations to cash used by operations:
Depreciation	152,525	269,028
Amortized discount and debt issuance costs on Senior Secured Notes	987,500	-
Stock-based compensation	548,263	654,525
Effects of changes in operating assets and liabilities:
Accounts receivable and lease receivable	842,798	358,700
Inventory	(342,727)	(7,001,453)
Prepaid expenses and deposits	765,043	(511,902)
Accounts payable and accrued liabilities	1,876,390	3,591,211
Notes payable, related parties	550,000	-
Accounts payable, related parties	104,043	-
Customer deposits	265,595	-
Net cash used by operations	(7,577,673)	(19,739,197)

Cash flows from investing activities:
Capital expenditures	-	(70,576)
Proceeds from lease receivable	-	124,983
Net cash provided by investing activities	-	54,407

Cash flows from financing activities:
Payments on long-term debt	(16,770)	(62,042)
Shareholder advances, net of repayments	-	1,004,201
Issuance of common stock	4,021,341	23,060,074
Exercise of warrants and options	90,066	633,863
Net cash provided by financing activities	4,094,637	24,636,096

Change in cash and cash equivalents	(3,483,036)	4,951,306
Cash at the beginning of the period	4,069,477	469,570
Cash at the end of the period	$586,441	$5,420,876

Supplemental disclosure of non-cash activities:

During the six months ended June 30, 2018, the Company converted accounts payable of $298,350 to common stock of $114 and additional paid-in-capital of $298,236.

During the six months ended June 30, 2017, the Company converted Shareholder advances of $229,772 and accrued interests of $26,727 to common stock of $172 and additional paid-in capital of $256,327.

See accompanying notes to condensed consolidated financial statements.

Workhorse Group Inc.

Notes to Consolidated Financial Statements

(Unaudited)

1.	SUMMARY OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

The following accounting principles and practices are set forth to facilitate the understanding of data presented in the condensed consolidated financial statements:

Nature of operations and principles of consolidation

Workhorse Group Inc. and its predecessor companies (“Workhorse”, the “Company”, “we”, “us” or “our”) is a technology company focused on providing sustainable and cost-effective solutions to the commercial transportation sector. As an American manufacturer, we design and build high performance battery-electric vehicles and aircraft that make movement of people and goods more efficient and less harmful to the environment. As part of the Company’s solution, it also develops cloud-based, real-time telematics performance monitoring systems that enable fleet operators to optimize energy and route efficiency. Although the Company operates as a single unit through its subsidiaries, it approaches its development through two divisions, Automotive and Aviation. The Company’s core products, under development and/or in manufacture, are the medium duty step van, the light duty pickup, the delivery drone and the manned multicopter (“SureFly” ™).

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

The Company has continued to raise capital. Management believes the proceeds from these offerings, future offerings, and the Company’s anticipated revenue, provides an opportunity to continue as a going concern. If additional funding is required, the Company plans to obtain working capital from either debt or equity financing from the sale of common stock, preferred stock, and/or convertible debentures or from the sale of a product line/business. Obtaining such working capital is not assured.

In the opinion of Management, the Unaudited Condensed Consolidated Financial Statements include all adjustments that are necessary for the fair presentation of Workhorse’s respective financial conditions, results of operations and cash flows for the interim periods presented.  Such adjustments are of a normal, recurring nature.  Intercompany balances and transactions are eliminated in consolidation. The results of operations and cash flows for the interim periods presented may not necessarily be indicative of full-year results. It is suggested that these financial statements be read in conjunction with the audited consolidated financial statements and notes thereto of Workhorse contained in its Annual Report on Form 10-Kfor the year ended December 31, 2017, as amended.

Certain reclassifications were made to the prior year financial statements to conform to the current year presentation. These reclassifications had no effect on previously reported results of operation or stockholders’ equity.

2.	INVENTORY

As of June 30, 2018, and December 31, 2017, our inventory consisted of the following:

	2018	2017
Raw Materials	$4,134,952	$3,205,618
Work in Process	829,717	1,416,324
Finished Goods	-	-
	$4,964,669	$4,621,942

3.	LONG-TERM DEBT

Long-term debt consists of the following:

	June 30, 2018	December 31, 2017
Senior Secured Notes, due July 6, 2018 (discount is based on imputed interest rate of 26%)	$5,750,000	$5,750,000
Less: unamortized discount and debt issuance costs on Senior Secured Notes	-	(987,500)
Net Senior Secured Notes	5,750,000	4,762,500
Secured mortgage payable, due November 2026, to Bank for 100 Commerce Drive Building due in monthly installments of $11,951, inclusive of principal and interest	1,724,608	1,741,378
Note payable, former building owner interest payment only due in monthly installments of $1,604 interest at 5.5%. A balloon payment of $350,000 plus unpaid interest due August 2018.	350,000	350,000
Related Parties Notes, due December 6, 2018, interest rate 12.0%	550,000	-
	8,374,608	6,853,878
Less current portion	6,682,264	5,143,997
Long-term debt	$1,692,344	$1,709,881

On December 26, 2017, as part of its initial efforts to spin-off Surefly, the Company entered into a Securities Purchase Agreement with several existing institutional investors pursuant to which the company issued original issue discount Senior Secured Notes in the aggregate principal amount of $5,750,000 in consideration of gross proceeds of $5,000,000 paid by the Spin-Off Investors. The loan is convertible into Surefly equity upon achieving the spin-off. On June 28, 2018, the Company entered into an amendment agreement with the Spin-Off Investors. The amendment agreement provided that the Senior Secured Notes were amended to provide a maturity date of July 6, 2018.

Amortization expense recorded as interest related to the debt issuance costs and unamortized discounts for the Senior Secured Notes was $987,500 for the six months ended June 30, 2018.

On June 7, 2018, the Company received a short-term loan in the aggregate principal amount of $550,000 from Stephen S. Burns, H. Benjamin Samuels, Gerald Budde and Ray Chess, each an executive officer and/or director of the Company (collectively, the “Related Parties”). To evidence the loans, the Company issued the Related Parties promissory notes (the “Related Parties Notes”) in the aggregate principal amount of $550,000. The Related Parties Notes are unsecured obligations of the Company and are not convertible into equity securities of the Company. Principal and interest under the Related Parties Notes are due and payable December 6, 2018, however, in the event that the Company raises in excess of $10,000,000 in equity financing, then the Company will use part of its proceeds to pay off the Related Parties Notes. Under no circumstance may the Related Parties Notes be paid off on or prior to the 91st day following the maturity date of the Senior Secured Notes issued by the Company on December 27, 2017 in the principal aggregate amount of $5,750,000. Interest accrues on the Related Parties Notes at the rate of 12.0% per annum. The Related Parties Notes contain terms and events of default customary for similar transactions. The Company used the net proceeds from the transaction for general business and working capital purposes.

4.	REVENUE

Change in Accounting Principle

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, "Revenue from Contracts with Customers (Topic 606)". The guidance in this ASU affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards (for example, insurance contracts or lease contracts). This guidance requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services.

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

The Company has elected the following practical expedients allowed under ASU 2014-09:

•	Performance obligations are satisfied within one year from a given reporting date, consequently we omit disclosure of the transaction price apportioned to remaining performance obligations on open orders

Disaggregation of Revenue

Our revenues related to the following types of business were as follows for the periods ended June 30:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017

Automotive	$118,398	$252,000	$523,252	$1,820,500
Aviation	-	-	-	-
Other	52,286	-	207,661	1,537
Total revenues	$170,684	$252,000	$730,913	$1,822,037

5.	INCOME TAXES

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

Accounting Guidance Adopted in 2017

Effective September 30, 2017, we early-adopted FASB ASU 2017-11, “Earnings per Share (Topic 260); Distinguishing Liabilities from Equity (Topic 480); Derivatives and Hedging (Topic 815): (Part I) Accounting for Certain Financial Instruments with Down Round Features. Part I of ASU 2017-11 simplifies the accounting for certain financial instruments with down round features, a provision in an equity-linked financial instrument (or embedded feature) that provides a downward adjustment of the current exercise price based on the price of future equity offerings. Previous accounting guidance created cost and complexity for organizations that issue financial instruments with down round features by requiring, on an ongoing basis, fair value measurement of the entire instrument or conversion option. The new standard requires companies to disregard the down round feature when assessing whether the instrument is indexed to its own stock, for purposes of determining liability of equity classification. Companies that provide earnings per share (“EPS”) data will adjust their diluted EPS calculation for the effect of the feature when triggered (i.e., when the exercise price of the related equity-linked financial instrument is adjusted downward because of the down round feature) and will also recognize the effect of the trigger within equity. We applied this guidance on a prospective basis. The primary impact of adoption is that equity-linked financial instruments are less likely to be liability classified than prior to the adoption of this standard. The adoption of the new standard resulted in warrants issued in September 2017 not being classified as liabilities in our Consolidated Financial Statements.

Accounting Guidance Adopted in 2018

Effective January 1, 2018, we adopted FASB ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, and affects the guidance in ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). ASU No. 2016-10 clarifies the following two aspects of Topic 606: evaluating whether promised goods and services are separately identifiable and determining whether an entity’s promise to grant a license provides a customer with either a right to use the entity’s intellectual property, which is satisfied at a point in time, or a right to access the entity’s intellectual property, which is satisfied over time. The Company adopted ASU No. 2016-10, using the modified retrospective approach, which did not have a material impact on the Company’s condensed consolidated financial statements. Additional information is available in Note 4, “Revenue.”

Effective January 1, 2018, we adopted FASB ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net), and affects the guidance in ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)”. When another party is involved in providing goods or services to a customer, ASU No. 2014-09 requires an entity to determine whether the nature of its promise is to provide the specified good or service itself (that is, the entity is a principal) or to arrange for that good or service to be provided by the other party (that is, the entity is an agent). The amendments in ASU No. 2016-08 are intended to improve the operability and understandability of the implementation guidance in ASU No. 2014-09 on principal versus agent considerations by offering additional guidance to be considered in making the determination. The Company adopted ASU No. 2016-08, using the modified retrospective approach, which did not have a material impact on the Company’s condensed consolidated financial statements. Additional information is available in Note 4, “Revenue.”

Accounting Guidance Not Yet Adopted

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which requires a lessee to recognize in the statement of financial position a liability to make lease payments (“the lease liability”) and a right-of-use asset representing its right to use the underlying asset for the lease term, initially measured at the present value of the lease payments. When measuring assets and liabilities arising from a lease, the lessee should include payments to be made in optional periods only if the lessee is reasonably certain, as defined, to exercise an option to the lease or not to exercise an option to terminate the lease. Optional payments to purchase the underlying asset should be included if the lessee is reasonably certain it will exercise the purchase option. Most variable lease payments should be excluded except for those that depend on an index or a rate or are in substance fixed payments. A lessee shall classify a lease as a finance lease if it meets any of five listed criteria: 1) The lease transfers ownership of the underlying asset to the lessee by the end of the lease term. 2) The lease grants the lessee an option to purchase the underlying asset that the lessee is reasonably certain to exercise. 3) The lease term is for the major part of the remaining economic life of the underlying asset. 4) The present value of the sum of the lease payments and any residual value guaranteed by the lessee equals or exceeds substantially all of the fair value of the underlying asset. 5) The underlying asset is of such a specialized nature that it is expected to have no alternative use to the lessor at the end of the lease term. For finance leases, a lessee shall recognize in the statement of comprehensive income interest on the lease liability separately from amortization of the right-of-use asset. Amortization of the right-of-use asset shall be on a straight-line basis, unless another basis is more representative of the pattern in which the lessee expects to consume the right-of-use asset’s future economic benefits. If the lease does not meet any of the five criteria, the lessee shall classify it as an operating lease and shall recognize a single lease cost on a straight-line basis over the lease term. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. If a lessee makes this election, it should recognize lease expense for such leases generally on a straight-line basis over the lease term. The amendments in this update are to be applied using a modified retrospective approach, as defined, and are effective for public business entities for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2018. Early application is permitted. The Company is currently evaluating the financial statement impact of adopting the new guidance.

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

All of the shares in the offering were sold by the Company, with gross proceeds to the Company of approximately $22.4 million and net proceeds of approximately $20.5 million, after deducting underwriting discounts and commissions and estimated offering expenses.

On April 26, 2018, the Company entered into and closed Subscription Agreements with accredited investors (the “April 2018 Accredited Investors”) pursuant to which the April 2018 Accredited Investors purchased 531,066 shares of the Company’s common stock (“April 2018 Shares”) for a purchase price of $1,444,500 or $2.72 per share. Stephen Burns, Benjamin Samuels, Gerald Budde and Julio Rodriguez, executive officers and/or directors of the Company, participated in this offering

On June 22, 2017, the Company entered into an at the market issuance sales agreement (the “Cowen Agreement”) with Cowen and Company, LLC (“Cowen”) under which the Company may offer and sell, from time to time at its sole discretion, shares of its Common Stock having an aggregate offering price of up to $25,000,000 through Cowen as its sales agent. As of June 30, 2018, the Company issued 1,876,489 shares from this facility for proceeds of approximately $5.8 million.

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

Pursuant to the Underwriting Agreement, Cowen purchased 3,749,996 shares of the Company’s common stock and accompanying warrants at a price per share of $3.20.  The net proceeds to the Company were approximately $10.9 million after deducting underwriting discounts and commissions and offering expenses.  The sale of such shares and accompanying warrants closed on September 18, 2017. The warrants contained full ratchet anti-dilution protection upon the issuance of any common stock, securities convertible into common stock or certain other issuances at a price below $3.20, with certain exceptions.

On June 4, 2018, the Company and holders of all outstanding Warrants to Purchase Common Stock of the Company issued September 18, 2017 (collectively, the “Warrants”) entered into separate, privately-negotiated exchange agreements (the “Exchange Agreements”), pursuant to which the Company issued to such holders an aggregate of 1,968,736 shares of the Company’s common stock in exchange for the Warrants. The closing of the exchanges contemplated by the Exchange Agreements occurred on June 5, 2018. In addition, the “Down Round” feature of the Warrants was triggered in the second quarter of 2018, causing the strike price to decrease from $3.80 per share to $2.62 per share. As a result, the Company recorded approximately $765,179 as a deemed dividend which represents the value transferred to the Warrant holders due to the Down Round being triggered. The deemed dividend was recorded as a reduction of Retained Earnings and increase in Additional Paid-in-Capital and reduced net income available to common shareholders by the same amount.

9.	SUBSEQUENT EVENTS

The Company evaluates events and transactions occurring subsequent to the date of the condensed consolidated financial statements for matters requiring recognition or disclosure in the condensed consolidated financial statements. The accompanying condensed consolidated financial statements consider events through the date on which the condensed consolidated financial statements were available to be issued.

On July 6, 2018, the Company, as borrower, entered into a Loan Agreement with a fund managed by Arosa Capital Management LP (“Arosa”), as lender, providing for a term loan (the “Arosa Loan”) in the principal amount of $6,100,000 (the “Loan Agreement”). The maturity date of the Arosa Loan is July 6, 2019 (the “Maturity Date”). The interest rate for the Arosa Loan is 8% per annum payable in quarterly installments commencing October 6, 2018. The Company may prepay the Arosa Loan at any time upon three days written notice.

The Loan Agreement requires the Company to pay Arosa’s expenses including attorney fees. The Loan Agreement also requires the Company to make certain representations and warranties and other agreements that are customary in loan agreements of this type and also includes covenants to raise $10,000,000 in equity prior to September 30, 2018 and to consummate a sale of Surefly, Inc., the Company’s indirect wholly-owned subsidiary resulting in cash proceeds of no less than $20,000,000. The Loan Agreement also contains customary events of default, including non-payment of principal or interest, violations of covenants, bankruptcy and material judgments. The Company’s subsidiaries and Arosa also entered into a Guarantee and Collateral Agreement and Intellectual Property Security Agreement providing that the Company’s obligations to Arosa are secured by substantially all of the Company’s assets. In addition, the Company is required to appoint to the Board of Directors a person designated in writing by Arosa for a period of no less than 12 months.

The Company used the proceeds from the Arosa Loan to satisfy the Senior Secured Loans initially issued December 27, 2017 in the amount of $5,750,000 and a loan in the amount of $350,000 payable to the former owner of the Company’s facility based in Loveland, Ohio.

In accordance with the Loan Agreement, the Company issued Arosa a warrant to purchase 5,000,358 shares of common stock of the Company at an exercise price of $2.00 per share exercisable in cash only for a period of five years. While the Arosa Loan remains outstanding, the Company will be required to issue additional warrants to purchase common stock to Arosa equal to 10% of any additional issuance excluding issuances under an approved stock plan. The additional warrants to purchase common Stock will have an exercise price equal to the lesser of $2.00 or a 5% premium to the price utilized in such financing. Pursuant to the warrant, Arosa may not exercise such warrant if such exercise would result in Arosa beneficially owning in excess of 9.99% of the Company’s then issued and outstanding common stock. On August 2, 2018, after conducting additional due diligence on the Company’s available collateral base, Arosa agreed to enter into the First Amendment to the Loan Agreement with the Company pursuant to which an additional $1,700,000 was loaned to the Company for working capital purposes and general corporate purposes. In addition, various covenants were added or amended including, but not limited to, requiring the Company to satisfy its Mortgage on its Loveland, Ohio facility no later than October 1, 2018.

Separately, on July 5, 2018, the Company received a short-term loan in the aggregate principal amount of $500,000 from accredited investors (collectively, the “Loan Parties”), including $200,000 from a related party investor. To evidence the loans, the Company issued the Loan Parties promissory notes (the “Loan Parties Notes”) in the aggregate principal amount of $500,000. The Loan Parties Notes are unsecured obligations of the Company and are not convertible into equity securities of the Company. Principal and interest under the Loan Parties Notes is due and payable January 5, 2019, however, in the event that the Company raises in excess of $10,000,000 in equity or debt financing, then the Company will use part of its proceeds to pay off the Loan Parties Notes. Interest accrues on the Loan Parties Notes at the rate of 12.0% per annum. The Loan Parties Notes contain terms and events of default customary for similar transactions. The Company is using the net proceeds from the transaction for general business and working capital purposes.

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

The Workhorse N-GEN electric cargo van platform will be available in multiple size configurations, 450 and 1,000 cubic feet. The 450 cubic foot configuration is designed to compete with the Sprinter, Transit and RAM gasoline/diesel trucks in the commercial sector with an emphasis on last-mile delivery and other service-oriented businesses, such as telecom. This ultra-low floor platform incorporates state-of-the-art safety features, economy and performance: we expect these vehicles to achieve a fuel economy equivalent of approximately 60 MPG and offer fleet operators the most favorable total cost-of-ownership of any comparable vehicle available today. We believe we are the first American OEM to market a U.S. built electric cargo van, and early indications of fleet interest are significant. We expect the N-GEN trucks will be supported by our Ryder Systems partnership.

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

Our HorseFly™ Delivery Drone is a custom designed, purpose-built drone that is fully integrated in our electric trucks. HorseFly is an octocopter designed with a maximum gross weight of 30 lbs., a 10 lb. payload and a maximum air speed of 50 mph. It is designed and built to be rugged and consisting of redundant systems to further meet the FAA’s required rules and regulations.

Surefly is our entry into the emerging vertical take-off and landing (“eVTOL”) market. It is designed to be a two-person, 400-pound payload aircraft with a hybrid internal combustion/electric power generation system. Our approach in the design is to build the safest and simplest way to fly rotary wing aircraft in the world. We believe it is a practical answer to personal flight, as well as, commercial transportation segments, including air taxi series, agriculture and beyond.

The FAA to-date has granted eight separate Experimental Airworthiness Certifications, registered as N834LW, for the aircraft. These certifications come after an extensive design review and inspection of the aircraft with each renewed certificate. In addition, the FAA accepted Surefly’s application for Type Certification for the SureFly eVTOL aircraft.

We continue to leverage our knowledge of high-voltage battery packs, electric motor controls, software and range extending generators to design a multicopter that can carry a pilot and passenger.

Results of Operations

Our condensed consolidated statement of operations data for the period presented follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017

Net sales	$170,684	$252,000	$730,913	$1,822,037

Cost of sales	1,655,905	995,925	3,370,275	5,308,013
Gross loss	(1,485,221)	(743,925)	(2,639,362)	(3,485,976)

Operating expenses:
Selling, general and administrative	3,003,202	2,601,590	5,403,349	4,501,172
Research and development	1,894,712	5,811,333	4,232,343	9,054,655
Total operating expenses	4,897,914	8,412,923	9,635,692	13,555,827

Interest expense, net	526,162	21,852	1,052,049	57,503

Net loss	$(6,909,297)	$(9,178,700)	$(13,327,103)	$(17,099,306)

Sales

Net sales for the three months ended June 30, 2018 and 2017 were approximately $0.2 million and $0.3 million, respectively. The net sales decrease was primarily due to a decrease in volume of trucks sold.

Net sales for the six months ended June 30, 2018 and 2017 were approximately $0.7 million and $1.8 million, respectively. The net sales decrease was primarily due to a decrease in volume of trucks sold.

Cost of Sales

Cost of sales for the three months ended June 30, 2018 and 2017 were $1.7 million and $1.0 million, respectively. The cost of sales increase was primarily related to higher fixed overhead costs partially offset by a decrease in volume of trucks sold.

Cost of sales for the six months ended June 30, 2018 and 2017 were $3.4 million and $5.3 million, respectively. The cost of sales decrease was primarily due to lower volume of trucks sold partially offset by higher fixed overhead costs.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses during the three months ended June 30, 2018 and 2017 were $3.0 million and $2.6 million, respectively. The SG&A expense increase primarily related to higher advertising expenses during the period as well as higher legal and consulting expenses related to the planned Surefly transaction.

SG&A expenses during the six months ended June 30, 2018 and 2017 were $5.4 million and $4.5 million, respectively. The SG&A expense increase primarily related to higher advertising expenses during the period as well as higher legal and consulting expenses related to the planned Surefly transaction.

Research and Development Expenses

Research and development (“R&D”) expenses during the three months ended June 30, 2018 and 2017 were $1.9 million and $5.8 million, respectively. The decrease in R&D expenses is due to the decrease in prototype expenses for the USPS NGDV and Surefly.

R&D expenses during the six months ended June 30, 2018 and 2017 were $4.2 million and $9.1 million, respectively. The decrease in R&D expenses is due to the decrease in prototype expenses for the USPS NGDV and Surefly.

Liquidity and Capital Resources

Cash Requirements

From inception, we have financed our operations primarily through sales of equity securities. We have consumed substantial amounts of capital to date as we continue to invest in our R&D activities and build vehicles.

As of June 30, 2018, we had approximately $0.6 million in cash, cash equivalents and short-term investments, as compared to approximately $4.1 million as of December 31, 2017, a decrease of approximately $3.5 million. The decrease in cash and cash equivalents was primarily attributable to the operating loss for the period partially offset by the issuance of common stock during the period.

We believe our existing capital resources, including our new Arosa Loan, will be sufficient to support our current and projected funding requirements through the end of the third quarter of 2018. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. Because of the numerous risks and uncertainties associated with the development of our business and research and development activities, including risks and uncertainties that could impact the rate of progress of our development activities, we are unable to estimate with certainty the amounts of increased capital outlays and operating expenditures that will be required over the next 12 months.

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

For the six months ended June 30, 2018, we maintained an investment portfolio primarily in money market funds, U.S. treasury bills, government-sponsored enterprise securities, and corporate bonds and commercial paper. Cash in excess of immediate requirements is invested with regard to liquidity and capital preservation. Wherever possible, we seek to minimize the potential effects of concentration and degrees of risk. We will continue to monitor the impact of the changes in the conditions of the credit and financial markets to our investment portfolio and assess if future changes in our investment strategy are necessary

Summary of Cash Flows

	Six Months Ended June 30,
	2018	2017

Net cash used in operating activities	$(7,577,673)	$(19,739,197)
Net cash used in investing activities	$-	$54,407
Net cash used and provided by financing activities	$4,094,637	$24,636,096

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

During the six months ended June 30, 2018 and 2017, cash used by operating activities was $7.6 million and $19.7 million, respectively. The decrease in net cash used in operations in 2018 as compared to 2017 was mainly due to a lower net loss for the period and decreases in current assets and increases in current liabilities.

Cash Flows from Financing Activities

During the six months ended June 30, 2018 and 2017, net cash provided by financing activities was $4.1 million and $24.6 million, respectively. Cash flows from financing activities during the six months ended June 30, 2018 consisted primarily of shares issued related to the Company’s Cowen Agreement and April 2018 closed Subscription Agreements. Cash flows from financing activities for the period ended June 30, 2017 consisted primarily of a net $20.5 million from a public stock offering.

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

For a discussion of our critical accounting policies and estimates, see “Critical Accounting Policies” included in our Annual Report on Form 10-K for the year ended December 31, 2017, as amended, under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” We have made no significant changes to our critical accounting policies and estimates, other than the adoption of ASC 606, from those described in our Annual Report on Form 10-K and Form 10-K/A for the year ended December 31, 2017.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For a discussion of our quantitative and qualitative disclosures about market risk, see “Quantitative and Qualitative Disclosures About Market Risks” included in our Annual Report on Form 10-K for the year ended December 31, 2017, as amended, under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” There have been no material changes to the information provided in our Annual Report on Form 10-K for the year ended December 31, 2017.

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

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were not effective due to material weaknesses in our internal control over financial reporting that existed as of June 30, 2018, as discussed below.

With respect to our internal control over financial reporting, these material weaknesses have been and continue to be discussed among management and our Audit Committee. Management intends to review, revise and improve our internal control over financial reporting until the material weaknesses in internal control over financial reporting are eliminated.

Management’s specific remediation to address these material weaknesses will and has included among other items:

●	Complete implementation of the ERP system modules covering purchase orders and inventory

●	Review and implement adequate account reconciliation processes to improve the end of period closing process

●	Hire a controller with public company experience

We believe the initiated remediation measures will strengthen our internal control over financial reporting and should eventually remediate the material weaknesses identified. However, because we are still assessing the design and operating effectiveness of these measures and need to put more controls in place, the identified material weaknesses have not been remediated as of June 30, 2018. We will continue to monitor the effectiveness of these remediation measures and will make any changes and take such other actions that we deem appropriate.

We assessed the material weaknesses’ impact to the condensed consolidated financial statements to ensure they were prepared in accordance with GAAP and present fairly the condensed consolidated financial position, financial results of operations and cash flows as of and for the periods ended June 30, 2018. Based on these additional procedures and assessment, we concluded that the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q present fairly, in all material aspects, our financial position, results of operations and cash flows for the periods presented.

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

Except as described above, there were no changes in our internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

 PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are involved from time to time in legal proceedings incidental to the conduct of our business. We do not believe that any liability that may result from these proceedings will have a material adverse effect on our Unaudited Condensed Consolidated Financial Statements.

ITEM 1A. RISK FACTORS

For a detailed discussion of risk factors affecting us, see “Part I – Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2017, as amended.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On April 26, 2018, the Company entered into and closed Subscription Agreements with accredited investors (the “April 2018 Accredited Investors”) pursuant to which the April 2018 Accredited Investors purchased 531,066 shares of the Company’s common stock (“April 2018 Shares”) for a purchase price of $1,444,500 or $2.72 per share. Stephen Burns, Benjamin Samuels, Gerald Budde and Julio Rodriguez, executive officers and/or directors of the Company, participated in this offering

On April 24, 2018, the Company entered into an Agreement with Prefix Corporation, an integral vendor, pursuant to which the Company issued 113,874 shares of common stock to settle an invoice in the amount of $298,350.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

On December 26, 2017, as part of its initial efforts to spin-off Surefly, the Company entered into a Securities Purchase Agreement with several existing institutional investors pursuant to which the Company issued original issue discount Senior Secured Notes in the aggregate principal amount of $5,750,000 in consideration of gross proceeds of $5,000,000 paid by the Spin-Off Investors. The loan, which has been repaid in full, was convertible into Surefly equity upon achieving the spin-out. On June 28, 2018, the Company entered into an amendment agreement with the Spin-Off Investors providing that the Senior Secured Notes were amended to provide a maturity date of July 6, 2018. On July 6, 2018, the Company paid off the Senior Secured Notes in full.

On July 6, 2018, the Company, as borrower, entered into a Loan Agreement with a fund managed by Arosa Capital Management LP (“Arosa”), as lender, providing for a term loan (the “Arosa Loan”) in the principal amount of $6,100,000 (the “Loan Agreement”). The maturity date of the Arosa Loan is July 6, 2019 (the “Maturity Date”). The interest rate for the Arosa Loan is 8% per annum payable in quarterly installments commencing October 6, 2018. The Company may prepay the Arosa Loan at any time upon three days written notice. The Loan Agreement requires the Company to pay Arosa’s expenses including attorney fees. The Loan Agreement also requires the Company to make certain representations and warranties and other agreements that are customary in loan agreements of this type including a covenant to raise $10,000,000 in equity prior to September 30, 2018 and to consummate a sale of Surefly, Inc., the Company’s indirect wholly-owned subsidiary resulting in cash proceeds of no less than $20,000,000. The Loan Agreement also contains customary events of default, including non-payment of principal or interest, violations of covenants, bankruptcy and material judgments. The Company, the Company’s subsidiaries and Arosa also entered into a Guarantee and Collateral Agreement and Intellectual Property Security Agreement providing that the Company’s obligations to Arosa are secured by substantially all of the Company’s assets. In addition, the Company is required to appoint to the Board of Directors a person designated in writing by Arosa for a period of no less than 12 months. The Company used the proceeds from the Arosa Loan to satisfy the Senior Secured Loans initially issued December 27, 2017 in the amount of $5,750,000 and a loan in the amount of $350,000 payable to the former owner of the Company’s facility based in Loveland, Ohio. In accordance with the Loan Agreement, the Company issued Arosa a Warrant to Purchase 5,000,358 shares of common stock of the Company at an exercise price of $2.00 per share exercisable in cash only for a period of five years. While the Arosa Loan remains outstanding, the Company will be required to issue additional Warrants to Purchase Common Stock to Arosa equal to 10% of any additional issuance excluding issuances under an approved stock plan. The additional Warrants to Purchase Common Stock will have an exercise price equal to the lesser of $2.00 or a 5% premium to the price utilized in such financing. Pursuant to the Warrant, Arosa may not exercise such Warrant if such exercise would result in Arosa beneficially owning in excess of 9.99% of the Company’s then issued and outstanding common stock. On August 2, 2018, after conducting additional due diligence on the Company’s available collateral base, Arosa agreed to enter into the First Amendment to the Loan Agreement with the Company pursuant to which an additional $1,700,000 was loaned to the Company for working capital purposes and general corporate purposes. In addition, various covenants were added or amended including, but not limited to, requiring the Company to satisfy its Mortgage on its Loveland, Ohio facility no later than October 1, 2018.

On July 5, 2018, the Company received a short-term loan in the aggregate principal amount of $500,000 from accredited investors (collectively, the “Loan Parties”). To evidence the loans, the Company issued the Loan Parties promissory notes (the “Loan Parties Notes”) in the aggregate principal amount of $500,000. The Loan Parties Notes are unsecured obligations of the Company and are not convertible into equity securities of the Company. Principal and interest under the Loan Parties Notes is due and payable January 5, 2019, however, in the event that the Company raises in excess of $10,000,000 in equity or debt financing, then the Company will use part of its proceeds to pay off the Loan Parties Notes. Interest accrues on the Loan Parties Notes at the rate of 12.0% per annum. The Loan Parties Notes contain terms and events of default customary for similar transactions.

On June 7, 2018, the Company received a short-term loan in the aggregate principal amount of $550,000 from Stephen S. Burns, H. Benjamin Samuels, Gerald Budde and Ray Chess, each an executive officer and/or director of the Company (collectively, the “Related Parties”). To evidence the loans, the Company issued the Related Parties promissory notes (the “Related Parties Notes”) in the aggregate principal amount of $550,000. The Related Parties Notes are unsecured obligations of the Company and are not convertible into equity securities of the Company. Principal and interest under the Related Parties Notes are due and payable December 6, 2018, however, in the event that the Company raises in excess of $10,000,000 in equity financing, then the Company will use part of its proceeds to pay off the Related Parties Notes. Interest accrues on the Related Parties Notes at the rate of 12.0% per annum. The Related Parties Notes contain terms and events of default customary for similar transactions.

On June 4, 2018, the Company and holders of all outstanding Warrants to Purchase Common Stock issued September 18, 2017 of the Company (collectively, the “Warrants”) entered into separate, privately-negotiated exchange agreements (the “Exchange Agreements”), pursuant to which the Company agreed to issue to such holders an aggregate of 1,968,736 shares of the Company’s common stock in exchange for the Warrants. The closing of the exchanges contemplated by the Exchange Agreements occurred on June 5, 2018.

ITEM 6. EXHIBITS

Exhibit No.	Description
3.1	Certificate of Designation for Series A Preferred Stock (1)
3.2	Certificate of Change (2)
3.3	Certificate of Correction (2)
3.4	Articles of Merger (3)
3.5	Certificate of Correction (Articles of Merger) (3)
3.6	Certificate of Amendment to the Certificate of Incorporation (4)
3.7	Certificate of Incorporation (5)
3.8	Articles of Merger between AMP Holding Inc. Workhorse Group Inc. (16)
3.9	Certificate of Change filed December 9, 2015 (20)
4.1	Stock Option to acquire 500,000 shares of common stock issued to James Taylor dated May 25, 2011 (6)
4.2	Common Stock Purchase Warrant to acquire 500,000 shares of common stock issued to James Taylor dated May 25, 2011 (6)
4.3	Stock Option to acquire 500,000 shares of common stock issued to Stephen Burns dated May 25, 2011 (6)
4.4	Common Stock Purchase Warrant to acquire 500,000 shares of common stock issued to Stephen Burns dated May 25, 2011 (6)
4.5	Conversion Letter Agreement by and between Stephen Burns and AMP Holding Inc. (7)
4.6	Form of Warrant by and between AMP Holding Inc. and the January 2013 Accredited Investor (8)
4.7	Common Stock Purchase Warrant issued to Stephen Baksa (9)
4.8	2014 Incentive Stock Plan (11)
4.9	Form of Common Stock Purchase Agreement entered between AMP Holding Inc and the December 2014 Investors (31)
4.10	Form of Common Stock Purchase Warrant issued to the December 2014 Investors (31)
4.11	Intentionally Left Blank
4.12	Form of Subscription Agreement by and between Workhorse Group Inc. and the 2015 Accredited Investors (17)
4.13	Form of Securities Purchase Agreement entered between Workhorse Group Inc. and the November 2015 Investors (18)
4.14	Form of 6% Convertible Promissory Note issued to the November 2015 Investors (18)
4.15	Form of Stock Purchase Warrant issued to the November 2015 Investors (18)
4.16	Form of Securities Purchase Agreement entered between Workhorse Group Inc. and the Convertible Note Investor(19)
4.17	Form of 6% Convertible Promissory Note issued to the Investors (19)
4.18	Form of Stock Purchase Warrant issued to the Investors (19)
4.19	Stock Option Agreement by and between Workhorse Group Inc. and Gerald Budde dated December 17, 2015 (21)
4.20	Stock Option Agreement by and between Workhorse Group Inc. and H. Benjamin Samuels dated December 17, 2015 (21)
4.21	Stock Option Agreement by and between Workhorse Group Inc. and Harry DeMott dated September 16, 2016 (24)
4.22	Intentionally left blank.
4.23	Securities Purchase Agreement entered between Workhorse Group Inc. and Joseph T. Lukens dated January 10, 2017 (26)
4.24	6% Convertible Debenture issued to Joseph T. Lukens dated January 10, 2017 (26)
4.25	Form of Warrant – September 2017 (35)
4.26	Form of Senior Secured Note dated December 26, 2017 (36)
4.27	Form of Promissory Note dated June 7, 2018 (39)
4.28	Form of Warrant to Purchase Common Stock issued to a fund managed by Arosa Capital Management LP dated July 6, 2018
4.29	Form of Promissory Note dated July 5, 2018 (41)
10.1	Share Exchange Agreement dated as of December 28, 2009 by and among Advanced Mechanical Products, Inc., the shareholders of Advanced Mechanical Products, Inc. and Title Starts Online, Inc. (1)
10.2	Employment Agreement by and between AMP Holding Inc. and Stephen S. Burns dated December 8, 2010 (12)
10.3	Letter Agreement by and between AMP Holding Inc. and Martin J. Rucidlo dated August 24, 2012 (13)
10.4	Asset Purchase Agreement by and between Workhorse Custom Chassis, LLC, as Seller, and AMP Trucks Inc., as Buyer dated as of March 4, 2013 (10)
10.5	Amendment No. 1 to the Asset Purchase Agreement by and between Workhorse Custom Chassis, LLC, as Seller, and AMP Trucks Inc., as Buyer dated as of March 13, 2013 (10)
10.6	Employment Agreement between AMP Holding Inc. and Julio C. Rodriguez dated August 15, 2013 (14)
10.7	Director Agreement by and between AMP Holding Inc. and Raymond Chess dated October 24, 2013 (15)
10.8	Director Agreement by and between Workhorse Group Inc. and Gerald Budde dated December 17, 2015 (21)
10.9	Director Agreement by and between Workhorse Group Inc. and Benjamin Samuels dated December 17, 2015 (21)
10.10	Director Agreement by and between Workhorse Group Inc. and Harry DeMott dated September 15, 2016 (24)
10.11	Form of Warrant Exercise Agreement (25)
10.12	Conversion Agreement between Jospeh T. Lukens and the Company dated January 27, 2017 (27)
10.13	Services Partner Agreement between Workhorse Group Inc. and Ryder Truck Rental, Inc. dated April 27, 2017 (29)
10.14	Executive Retention Agreement by and between Workhorse Group Inc. and Stephen S. Burns dated May 19, 2017 (30)
10.15	Executive Retention Agreement by and between Workhorse Group Inc. and Duane Hughes dated May 19, 2017 (30)
10.16	Executive Retention Agreement by and between Workhorse Group Inc. and Julio Rodriguez dated May 19, 2017 (30)
10.17	Sales Agreement, dated June 22, 2017, by and between Workhorse Group Inc. and Cowen and Company, LLC (32)
10.18	Executive Retention Agreement by and between Workhorse Group Inc. and Paul Gaitan dated August 9, 2017 (34)
10.19	Letter Agreement by and between Workhorse Group Inc. and Julio Rodriguez dated August 9, 2017 (34)
10.20	Form of Indemnification Agreement (30)
10.21	Form of Employee Invention Assignment, Confidentiality, Non-Compete and Non-Solicit Agreement (30)
10.22	Form of Securities Purchase Agreement dated December 26, 2017 (36)
17

Exhibit No.	Description
10.23	Form of Pledge and Security Agreement dated December 26, 2017 (36)
10.24	Form of Pledge Agreement dated December 26, 2017 (36)
10.25	Form of Guaranty dated December 26, 2017 (36)
10.26	Bill of Sale entered between Workhorse Group Inc. and Surefly, Inc. dated December 26, 2017 (36)
10.27	Amended Exhibit A dated May 30, 2018 to the Vehicle Purchase Agreement dated June 4, 2014 * (37)
10.28	Form of Exchange Agreement (38)
10.29	Form of Amendment Agreement dated June 28, 2018 (40)
10.30	Loan Agreement between Workhorse Group Inc. and a fund managed by Arosa Capital Management LP dated July 6, 2018 (41)
10.31

Guarantee and Collateral Agreement between Workhorse Group Inc., Workhorse Technologies Inc., Workhorse Properties Inc., Workhorse Motor Works Inc., Surefly, Inc. and a fund managed by Arosa Capital Management LP dated July 6, 2018 (41)

10.32	Intellectual Property Security Agreement between Workhorse Group Inc., Workhorse Technologies Inc., Workhorse Properties Inc., Workhorse Motor Works Inc., Surefly, Inc. and a fund managed by Arosa Capital Management LP dated July 6, 2018 (41)
10.33	First Amendment to Loan Agreement between Workhorse Group Inc., Workhorse Technologies Inc., Workhorse Properties Inc., Workhorse Motor Works Inc., Surefly, Inc. and a fund managed by Arosa Capital Management LP dated August 2, 2018
21.1	List of Subsidiaries (28)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Nominating and Corporate Governance Committee Charter adopted by the Board of Directors of Workhorse Group Inc. on December 17, 2015 (33)
99.2	Compensation Committee Charter adopted by the Board of Directors of Workhorse Group Inc. on December 17, 2015 (33)
99.3	Audit Committee Charter adopted by the Board of Directors of Workhorse Group Inc. on December 17, 2015 (33)
EX-101.INS	XBRL INSTANCE DOCUMENT
EX-101.SCH	XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT
EX-101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE
EX-101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE
EX-101.LAB	XBRL TAXONOMY EXTENSION LABELS LINKBASE
EX-101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

*	Portions of this exhibit have been redacted pursuant to a request for confidential treatment submitted to the Securities and Exchange Commission.

(1)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on January 4, 2010.
(2)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on May 25, 2010.
(3)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on May 25, 2010.
(4)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on September 10, 2010.
(5)	Incorporated by referenced to the Form SB-2 Registration Statement filed with the Securities and Exchange Commission on February 4, 2008.
(6)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on June 1, 2011.
(7)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on July 11, 2012.
(8)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on February 5, 2013.
(9)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on February 28, 2013.
(10)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on March 13, 2013.
(11)	Incorporated by reference to the Form S-8 Current Report filed with the Securities and Exchange Commission on January 17, 2014.
(12)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on December 13, 2010.
(13)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on August 30, 2012.
(14)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on August 16, 2013.
(15)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on October 30, 2013.
(16)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on April 16, 2015.
(17)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on September 10, 2015.
(18)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on November 12, 2015.
(19)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on November 12, 2015.
(20)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on December 10, 2015.
(21)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on December 21, 2015.
(22)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on March 30, 2016.
(23)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on July 8, 2016.
(24)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on September 9, 2016.
(25)	Incorporated by reference to the Form S-3/A Registration Statement filed with the Securities and Exchange Commission on December 12, 2016.
(26)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on January 12, 2017.
(27)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on February 1, 2017.
(28)	Incorporated by reference to the Form 10-Q Quarterly Report filed with the Securities and Exchange Commission on November 14, 2016.
(29)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on May 3, 2017.
(30)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on May 19, 2017.
(31)	Incorporated by reference to the Form 8-K Current Report filed with the Securities Exchange Commission on December 11, 2014.
(32)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on June 22, 2017.
(33)	Incorporated by reference to the Form 10-Q Quarterly Report filed with the Securities and Exchange Commission on August 9, 2017.
(34)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on August 11, 2017.
(35)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on September 14, 2017.
(36)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on December 27, 2017.
(37)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on May 31, 2018.
(38)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on June 4, 2018.
(39)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on June 12, 2018.
(40)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on June 29, 2018.
(41)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on July 10, 2018.

18

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

WORKHORSE GROUP INC.

Dated: August 6, 2018	By:	/s/ Stephen S. Burns
Name: Stephen S. Burns
Title: Chief Executive Officer (Principal Executive Officer)

Dated: August 6, 2018	By:	/s/ Paul Gaitan
Name: Paul Gaitan
Title: Chief Financial Officer
(Principal Financial and Accounting Officer)

19