Form 10-Q
period 2018-09-30
Workhorse Group Inc.
filed 2018-11-07
CIK 1425287

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

or

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

844-937-9547

(Registrant’s telephone number, including area code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $0.001 par value per share	56,270,934
(Class)	(Outstanding at November 7, 2018)

i

Forward-Looking Statements

The discussions in this Quarterly Report contain forward-looking statements reflecting our current expectations that involve risks and uncertainties. When used in this Report, the words “anticipate”, expect”, “plan”, “believe”, “seek”, “estimate” and similar expressions are intended to identify forward-looking statements. These are statements that relate to future periods and include, but are not limited to, statements about the features, benefits and performance of our products, our ability to introduce new product offerings and increase revenue from existing products, expected expenses including those related to selling and marketing, product development and general and administrative, our beliefs regarding the health and growth of the market for our products, anticipated increase in our customer base, expansion of our products functionalities, expected revenue levels and sources of revenue, expected impact, if any, of legal proceedings, the adequacy of liquidity and capital resources, and expected growth in business. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include, but are not limited to, market acceptance for our products, our ability to attract and retain customers for existing and new products, our ability to control our expenses, our ability to recruit and retain employees, legislation and government regulation, shifts in technology, global and local business conditions, our ability to effectively maintain and update our product and service portfolio, the strength of competitive offerings, the prices being charged by those competitors and the risks discussed elsewhere herein. These forward-looking statements speak only as of the date hereof. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

All references in this Form 10-Q that refer to the “Company”, “Workhorse Group”, “Workhorse”, “we,” “us” or “our” are to Workhorse Group Inc. and unless otherwise differentiated, its wholly-owned subsidiaries, Workhorse Technologies Inc., Workhorse Motor Works Inc. and Workhorse Properties Inc.

ii

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Workhorse Group, Inc.

Condensed Consolidated Balance Sheets

	(Unaudited)
	September 30, 2018	December 31, 2017
Assets

Current assets:
Cash and cash equivalents	$2,994,368	$4,069,477
Accounts receivable, less allowance for doubtful accounts of $52,800 and $0 at September 30, 2018 and December 31, 2017, respectively	1,708	1,013,423
Lease receivable	41,375	45,300
Inventory	4,938,353	4,621,942
Prepaid expenses and deposits	536,411	946,134
	8,512,215	10,696,276
Property, plant and equipment, net of accumulated depreciation of $2,311,024 and $2,095,571 at September 30, 2018 and December 31, 2017, respectively	5,442,000	5,596,013
Lease receivable	211,013	212,004

	$14,165,228	$16,504,293

Liabilities and Stockholders’ Equity (Deficit)

Current liabilities:
Accounts payable	$2,912,747	$4,311,135
Accrued liabilities	2,060,811	1,718,397
Common stock warrant liability	2,013,128	-
Accounts payable, related parties	45,764	54,914
Customer deposits	364,000	54,405
Current portion of long-term debt	-	381,497
	7,396,450	6,520,348

Arosa Loan	7,800,000	-
Unamortized discount and issuance costs	(3,022,084)	-
Net Arosa Loan	4,777,916	-

Senior Secured Notes	-	5,750,000
Less: unamortized discount and debt issuance costs	-	987,500
Net Senior Secured Notes	-	4,762,500
Total current liabilities	12,174,366	11,282,848

Long-term debt	-	1,709,881

Stockholders’ equity (deficit):
Series A preferred stock, par value of $.001 per share 75,000,000 shares authorized, no shares issued and outstanding at September 30, 2018 and December 31, 2017	-	-
Common stock, par value of $.001 per share 100,000,000 shares authorized, 56,270,934 shares issued and outstanding at September 30, 2018 and 41,529,181 shares issued and outstanding at December 31, 2017	56,271	41,529
Additional paid-in capital	125,802,427	107,760,036
Accumulated deficit	(123,867,836)	(104,290,001)
	1,990,862	3,511,564
	$14,165,228	$16,504,293

See accompanying notes to condensed consolidated financial statements.

Workhorse Group, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017

Net sales	$10,997	$3,066,000	$741,910	$4,888,037

Cost of sales	1,476,822	7,558,082	4,847,097	12,866,095
Gross loss	(1,465,825)	(4,492,082)	(4,105,187)	(7,978,058)

Operating Expenses
Selling, general and administrative	3,363,103	2,808,696	8,766,452	7,309,868
Research and development	1,449,497	5,084,419	5,681,840	14,139,074
Total operating expenses	4,812,600	7,893,115	14,448,292	21,448,942

Interest expense, net	734,542	26,891	1,786,591	84,394
Change in fair value of common stock warrant liability	(1,527,414)	-	(1,527,414)	-

Net loss	(5,485,553)	(12,412,088)	(18,812,656)	(29,511,394)

Deemed dividend - September 2017 Warrants	-	-	765,179	-

Net loss attributable to common stockholders	$(5,485,553)	$(12,412,088)	$(19,577,835)	$(29,511,394)

Net loss attributable to common stockholders per share - basic and diluted	$(0.12)	$(0.35)	$(0.42)	$(0.82)

Weighted average number of common shares outstanding	46,192,471	35,930,125	46,192,471	35,930,125

See accompanying notes to condensed consolidated financial statements.

Workhorse Group, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended September 30
	2018	2017
Cash flows from operating activities:
Net loss	$(18,812,656)	$(29,511,394)
Adjustments to reconcile net loss from operations to cash used by operations:
Depreciation	251,886	415,163
Amortized discount and debt issuance costs on Senior Secured Notes	987,500	-
Amortization of Arosa Loan issuance cost	588,505	-
Change in fair value of common stock warrant liability	(1,527,414)	-
Loss on sale of assets	28,645	-
Stock-based compensation	803,226	1,076,120
Effects of changes in operating assets and liabilities:
Accounts receivable and lease receivable	1,016,631	403,700
Inventory	(316,411)	(5,003,498)
Prepaid expenses and deposits	409,723	(1,646,187)
Accounts payable and accrued liabilities	(1,055,974)	5,910,998
Accounts payable, related parties	(9,150)	72,242
Customer deposits	309,595	-
Net cash used by operations	(17,325,894)	(28,282,856)

Cash flows from investing activities:
Capital expenditures	(131,318)	(85,576)
Proceeds from sale of fixed assets	4,800	-
Proceeds from lease receivable	-	134,493
Net cash provided by investing activities	(126,518)	48,917

Cash flows from financing activities:
Payments on notes payable	(5,750,000)	-
Proceeds from long-term debt	7,800,000	-
Payments on long-term debt	(2,091,378)	(69,348)
Arosa Loan issuance costs	(70,047)	-
Shareholder advances, net of repayments	-	7,000
Issuance of common stock	16,398,662	37,032,831
Exercise of warrants and options	90,066	633,863
Net cash provided by financing activities	16,377,303	37,604,346

Change in cash and cash equivalents	(1,075,109)	9,370,407
Cash at the beginning of the period	4,069,477	469,570
Cash at the end of the period	$2,994,368	$9,839,977

Supplemental disclosure of non-cash activities:

During the nine months ended September 30, 2018, the Company issued warrants to purchase common stock to Arosa in association with the Arosa Loan, which were valued at $3,540,542. The company recorded a provision for the warrant liability in accrued liabilities with the offset recorded as a debt discount against the Arosa Loan.

During the nine months ended September 30, 2018, the Company converted accounts payable of $298,350 to common stock of $114 and additional paid-in-capital of $298,236.

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

In the opinion of Management, the Unaudited Condensed Consolidated Financial Statements include all adjustments that are necessary for the fair presentation of Workhorse’s respective financial conditions, results of operations and cash flows for the interim periods presented.  Such adjustments are of a normal, recurring nature.  Intercompany balances and transactions are eliminated in consolidation. The results of operations and cash flows for the interim periods presented may not necessarily be indicative of full-year results. It is suggested that these financial statements be read in conjunction with the audited consolidated financial statements and notes thereto of Workhorse contained in its Annual Report on Form 10-K for the year ended December 31, 2017, as amended.

Certain reclassifications were made to the prior year financial statements to conform to the current year presentation. These reclassifications had no effect on previously reported results of operation or stockholders’ equity.

2.	INVENTORY

As of September 30, 2018, and December 31, 2017, our inventory consisted of the following:

	2018	2017
Raw Materials	$4,108,636	$3,205,618
Work in Process	829,717	1,416,324
Finished Goods	-	-
	$4,938,353	$4,621,942

3.	LONG-TERM DEBT

Long-term debt consists of the following:

	September 30, 2018	December 31, 2017
Arosa Loan, due July 6, 2019, interest only quarterly payments, interest rate 8.0% (discount is based on warrant valuation and imputed interest of approximately 58%)	$7,800,000	$-
Arosa Loan unamortized discount and issuance costs	(3,022,084)
Net Arosa Loan	4,777,916
Senior Secured Notes, due July 6, 2018 (discount is based on imputed interest rate of 26%)	-	5,750,000
Less: unamortized discount and debt issuance costs on Senior Secured Notes	-	(987,500)
Net Senior Secured Notes	-	4,762,500
Secured mortgage payable, due November 2026, to Bank for 100 Commerce Drive Building, interest rate 6.5%, due in monthly installments of $11,951, inclusive of principal and interest	-	1,741,378
Note payable, former building owner interest payment only due in monthly installments of $1,604 interest at 5.5%. A balloon payment of $350,000 plus unpaid interest due August 2018.	-	350,000
	4,777,916	6,853,878
Less current portion	4,777,916	5,143,997
Long-term debt	$-	$1,709,881

On December 26, 2017, as part of its initial efforts to spin-off Surefly Inc., the Company entered into a Securities Purchase Agreement with several existing institutional investors the (“Spin-Off Investors”) pursuant to which the Company issued original issue discount Senior Secured Notes in the aggregate principal amount of $5,750,000 in consideration of gross proceeds of $5,000,000 paid by the Spin-Off Investors. The loan was convertible into Surefly Inc. equity upon achieving the spin-off. On June 28, 2018, the Company entered into an amendment agreement with the Spin-Off Investors. The amendment agreement provided that the Senior Secured Notes were amended to provide a maturity date of July 6, 2018. Upon the closing of the Loan Agreement with Arosa, the Company paid off the Senior Secured Notes.

Amortization expense recorded as interest related to the debt issuance costs and unamortized discounts for the Senior Secured Notes was $987,500 for the nine months ended September 30, 2018.

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

On July 6, 2018, the Company received a short-term loan in the aggregate principal amount of $500,000 from accredited investors (collectively, the “Loan Parties”), which included Mr. Samuels, a director of the Company. To evidence the loans, we issued the Loan Parties promissory notes (the “Loan Parties Notes”) in the aggregate principal amount of $500,000. The Loan Parties Notes are unsecured obligations of the Company and are not convertible into equity securities of our company. Principal and interest under the Loan Parties Notes is due and payable January 5, 2019, however, in the event that the Company raises in excess of $10,000,000 in equity or debt financing, the Company will use a portion of the proceeds to pay off the Loan Parties Notes. Interest accrues on the Loan Parties Notes at the rate of 12.0% per annum. The Loan Parties Notes contain terms and events of default customary for similar transactions.

The Related Parties Notes and Loan Parties Notes were paid off following the closing of the August 2018 public offering.

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

In accordance with the Loan Agreement, the Company issued Arosa a warrant to purchase 5,000,358 shares of common stock of the Company at an exercise price of $2.00 per share exercisable in cash only for a period of five years. While the Arosa Loan remains outstanding, the Company will be required to issue additional warrants to purchase common stock to Arosa equal to 10% of any additional issuance excluding issuances under an approved stock plan. The additional warrants to purchase common Stock will have an exercise price equal to the lesser of $2.00 or a 5% premium to the price utilized in such financing. Pursuant to the warrant, Arosa may not exercise such warrant if such exercise would result in Arosa beneficially owning in excess of 9.99% of the Company’s then issued and outstanding common stock. On August 2, 2018, after conducting additional due diligence on the Company’s available collateral base, Arosa agreed to enter into the First Amendment to the Loan Agreement with the Company pursuant to which an additional $1,700,000 was loaned to the Company for working capital purposes and general corporate purposes. In addition, various covenants were added or amended including, but not limited to, requiring the Company to satisfy its Mortgage on its Loveland, Ohio facility no later than October 1, 2018, which we paid off in August 2018 with a payment of $1.85 million.

The Company determined that the Arosa Loan and related warrants were freestanding instruments issued together and therefore should be accounted for separately. We determined the warrants did not qualify for equity classification and therefore have applied liability treatment to the instruments. The value of the warrants on the date of the Arosa Loan was determined to be $3,540,542, which was determined using the Black-Scholes method and was recorded as a liability with the offset being recorded as a debt discount, which will be amortized into interest expense over the life of the loan. The liability for the warrants, as well as any future warrant issuances, will be marked to marked quarterly in accordance with liability accounting.

On August 14, 2018, in accordance with the Loan Agreement, we issued a warrant to acquire 1,143,200 shares of common stock at an exercise price of $1.208 warrants to Arosa following the closing of our public offering on August 13, 2018 and the related over-allotment on August 14, 2018.

Principal amounts:	At September 30, 2018
Principal	$7,800,000
Unamortized debt discount and issuance costs (1)	(3,022,084)
Net debt carrying amount	$4,777,916
Carrying amount of warrant the liability component (2)	$2,013,128

(1)	Includes the unamortized portion of the initial warrant liability of $3,540,542 and issuance costs of $70,047.
(2)	Includes marked to market liability of initial warrant liability as well August 2018 warrants issued.

4.	REVENUE

Change in Accounting Principle

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers (Topic 606)”. The guidance in this ASU affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards (for example, insurance contracts or lease contracts). This guidance requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services.

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

Accounts Receivable

Credit is extended based upon an evaluation of the customer’s financial condition. Accounts receivable are stated at their estimated net realizable value. The allowance for doubtful accounts is based on an analysis of customer accounts and our historical experience with accounts receivable write-offs.

The Company has elected the following practical expedients allowed under ASU 2014-09:

•	Performance obligations are satisfied within one year from a given reporting date, consequently we omit disclosure of the transaction price apportioned to remaining performance obligations on open orders

Disaggregation of Revenue

Our revenues related to the following types of business were as follows for the periods ended June 30:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017

Automotive	$-	$3,066,000	$523,252	$4,886,500
Aviation	-	-	-	-
Other	10,997	-	218,658	1,537
Total revenues	$10,997	$3,066,000	$741,910	$4,888,037

5.	INCOME TAXES

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

8.	STOCK OFFERINGS

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

On June 22, 2017, the Company entered into an at the market issuance sales agreement (the “Cowen Agreement”) with Cowen and Company, LLC (“Cowen”) under which the Company may offer and sell, from time to time at its sole discretion, shares of its Common Stock having an aggregate offering price of up to $25.0 million through Cowen as its sales agent. As of September 30, 2018, the Company issued 2,855,404 shares from this facility for proceeds of approximately $7.2 million.

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

On April 26, 2018, the Company entered into and closed Subscription Agreements with accredited investors (the “April 2018 Accredited Investors”) pursuant to which the April 2018 Accredited Investors purchased 531,066 shares of the Company’s common stock (“April 2018 Shares”) for a purchase price of $1.4 million or $2.72 per share. Stephen Burns, Benjamin Samuels, Gerald Budde and Julio Rodriguez, executive officers and/or directors of the Company, participated in this offering.

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

On August 9, 2018, the Company entered into an Underwriting Agreement (the “Underwriting Agreement”) with National Securities Corporation (the “Underwriter”), relating to the public offering and sale (the “2018 Offering”) of 9,000,000 shares of our Common Stock at a price per share of $1.15 for aggregate gross proceeds of $10.4 million. This offering closed on August 13, 2018.  Pursuant to the Underwriting Agreement, the Company granted the Underwriter a 45-day option to purchase from the Company up to an additional 1,350,000 shares of Common Stock at the offering price to cover over allotments, if any. On August 14, 2018, the Underwriter exercised its over-allotment option and acquired an additional 1,288,800 shares of Common Stock at a price per share of $1.15 for aggregate gross proceeds of $1.4 million. The over-allotment closing occurred on August 14, 2018. The Company used the net proceeds from this offering for working capital, general corporate purposes and repayment of debt and other obligations.

The 2018 Offering was made pursuant to the Company’s effective shelf registration statement on Form S-3 (Registration No. 333-213100), including the prospectus dated December 23, 2016 contained therein, as the same was supplemented, as well as a preliminary prospectus supplement and final prospectus supplement filed with the SEC on August 8, 2018 and August 9, 2018, respectively, in connection with the Company’s takedown relating to the Offering.

The Underwriting Agreement contains customary representations, warranties and agreements by the Company, customary conditions to closing, indemnification obligations of the Company and the Underwriters, including for liabilities under the Securities Act of 1933, as amended, other obligations of the parties and termination provisions.  The representations, warranties and covenants contained in the Underwriting Agreement were made only for purposes of such agreement and as of specific dates, were solely for the benefit of the parties to such agreement and may be subject to limitations agreed upon by the contracting parties.

Pursuant to the Underwriting Agreement, subject to certain exceptions, the Company, its directors and officers have agreed not to sell or otherwise dispose of any of the Company’s securities held by them for a period ending 90 days after the date of the Underwriting Agreement without first obtaining the written consent of National Securities Corporation, as representative of the Underwriters, subject to certain exceptions.

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

On October 1, 2018, the Company issued a warrant to acquire 108,768 shares of common stock at an exercise price of $1.596 per share to Arosa.

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

Our goal is to continue to increase sales and production, while executing on our cost-down strategy to a point that will enable us to achieve gross margin profitability of the last mile-delivery van platform. As a key strategy, we have begun initial production of the Workhorse N-GEN platform, which has been accelerated from our development efforts on the USPS Next Generation Delivery Vehicle (“NGDV”) program.

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

The FAA to-date has granted eight separate Experimental Airworthiness Certifications, registered as N834LW, for the aircraft. These certifications come after an extensive design review and inspection of the aircraft with each renewed certificate. In addition, the FAA accepted the Company’s application for Type Certification for the SureFly eVTOL aircraft.

We continue to leverage our knowledge of high-voltage battery packs, electric motor controls, software and range extending generators to design a multicopter that can carry a pilot and passenger.

Results of Operations

Our condensed consolidated statement of operations data for the period presented follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017

Net sales	$10,997	$3,066,000	$741,910	$4,888,037

Cost of sales	1,476,822	7,558,082	4,847,097	12,866,095
Gross loss	(1,465,825)	(4,492,082)	(4,105,187)	(7,978,058)

Operating expenses:
Selling, general and administrative	3,363,103	2,808,696	8,766,452	7,309,868
Research and development	1,449,497	5,084,419	5,681,840	14,139,074
Total operating expenses	4,812,600	7,893,115	14,448,292	21,448,942

Interest expense, net	734,542	26,891	1,786,591	84,394
Change in fair value of common stock warrant liability	(1,527,414)	-	(1,527,414)	-

Net loss	$(5,485,553)	$(12,412,088)	$(18,812,656)	$(29,511,394)

Sales

Net sales for the three months ended September 30, 2018 and 2017 were approximately zero and $3.1 million, respectively. The net sales decrease was primarily due to a decrease in volume of trucks sold.

Net sales for the nine months ended September 30, 2018 and 2017 were approximately $0.7 million and $4.9 million, respectively. The net sales decrease was primarily due to a decrease in volume of trucks sold.

Cost of Sales

Cost of sales for the three months ended September 30, 2018 and 2017 were $1.5 million and $7.6 million, respectively. The cost of sales decrease was primarily related to a decrease in the volume of trucks sold.

Cost of sales for the nine months ended September 30, 2018 and 2017 were $4.8 million and $12.9 million, respectively. The cost of sales decrease was primarily related to a decrease in the volume of trucks sold.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses during the three months ended September 30, 2018 and 2017 were $3.4 million and $2.8 million, respectively. The SG&A expense increase primarily related to higher investment banking related fees of approximately $0.7 million and legal settlement cost of $0.4 million. This was partially offset by lower consulting fees of approximately $0.3 million.

SG&A expenses during the nine months ended September 30, 2018 and 2017 were $8.8 million and $7.3 million, respectively. The SG&A expense increase primarily related higher investment banking related fees of approximately $0.7 million and legal settlement costs of $0.4 million.

Research and Development Expenses

Research and development (“R&D”) expenses during the three months ended September 30, 2018 and 2017 were $1.5 million and $5.1 million, respectively. The decrease in R&D expenses is due to the decrease in prototype and consulting expenses for the USPS NGDV and SureFly.

R&D expenses during the nine months ended September 30, 2018 and 2017 were $5.7 million and $14.1 million, respectively. The decrease in R&D expenses is due to the decrease in prototype and consulting expenses for the USPS NGDV and SureFly.

Liquidity and Capital Resources

Cash Requirements

From inception, we have financed our operations primarily through sales of equity securities. We have consumed substantial amounts of capital to date as we continue to invest in our R&D activities and build vehicles.

As of September 30, 2018, we had approximately $3.0 million in cash, cash equivalents and short-term investments, as compared to approximately $4.1 million as of December 31, 2017, a decrease of approximately $1.1 million. The decrease in cash and cash equivalents was primarily attributable to the operating loss for the period partially offset by the issuance of common stock during the period.

We believe our existing capital resources, including our new Arosa Loan, will not be sufficient to support our current and projected funding requirements through the end of the fourth quarter of 2018. Additional funding will be required.

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

Insufficient funds have required a reduction in business activity. Additional delay in funding will continue to defer, scale back or eliminate some or all of our research or development programs, limit our sales activities, limit or cease production or negatively impact our operations.

For the nine months ended September 30, 2018, we maintained an investment portfolio primarily in money market funds, U.S. treasury bills, government-sponsored enterprise securities, and corporate bonds and commercial paper. Cash in excess of immediate requirements is invested with regard to liquidity and capital preservation. Wherever possible, we seek to minimize the potential effects of concentration and degrees of risk. We will continue to monitor the impact of the changes in the conditions of the credit and financial markets to our investment portfolio and assess if future changes in our investment strategy are necessary

Summary of Cash Flows

	Nine Months Ended September 30,
	2018	2017

Net cash used in operating activities	$(17,325,894)	$(28,282,856)
Net cash used and provided in investing activities	$(126,518)	$48,917
Net cash provided by financing activities	$16,377,303	$37,604,346

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

During the nine months ended September 30, 2018 and 2017, cash used by operating activities was $17.3 million and $28.2 million, respectively. The decrease in net cash used in operations in 2018 as compared to 2017 was mainly due to a lower net loss for the period.

Cash Flows from Financing Activities

During the nine months ended September 30, 2018 and 2017, net cash provided by financing activities was $16.4 million and $37.6 million, respectively. Cash flows from financing activities during the nine months ended September 30, 2018 consisted primarily of shares issued related to the Company’s August 2018 Offering with National Securities, the Cowen Agreement and April 2018 closed Subscription Agreements. Cash flows from financing activities for the period ended September 30, 2017 consisted primarily of a net $37.0 million from a public stock offering.

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

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were not effective due to material weaknesses in our internal control over financial reporting that existed as of September 30, 2018, as discussed below.

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

We believe the initiated remediation measures will strengthen our internal control over financial reporting and should eventually remediate the material weaknesses identified. However, because we are still assessing the design and operating effectiveness of these measures and need to put more controls in place, the identified material weaknesses have not been remediated as of September 30, 2018. We will continue to monitor the effectiveness of these remediation measures and will make any changes that we deem appropriate.

We assessed the material weaknesses’ impact to the condensed consolidated financial statements to ensure they were prepared in accordance with GAAP and present fairly the condensed consolidated financial position, financial results of operations and cash flows as of and for the periods ended September 30, 2018. Based on these additional procedures and assessment, we concluded that the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q present fairly, in all material aspects, our financial position, results of operations and cash flows for the periods presented.

Changes in Internal Control over Financial Reporting

The Company has completed implementation of a new ERP system which includes modules covering purchase orders and inventory as of March 31, 2018.

The Company has hired a controller with public company experience as of June 30, 2018.

Beginning January 1, 2018, we implemented ASC 606, Revenue from Contracts with Customers.  Although the new revenue standard is expected to have an immaterial impact on our ongoing net income, we did implement changes to our processes related to revenue recognition and the control activities within them.  These included the development of new policies based on the five-step model provided in the new revenue standard, new training, ongoing contract review requirements, and gathering of information provided for disclosures.

Except as described above, there were no changes in our internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

 PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are involved from time to time in legal proceedings incidental to the conduct of our business.  Except as set forth below, we do not believe that any liability that may result from these proceedings will have a material adverse effect on our Unaudited Condensed Consolidated Financial Statements.

•	In May 2017, Autokinetics, Inc. (“AK”) filed a complaint against the Company in the Circuit Court for the County of Oakland, State of Michigan (File No. 2017-158748-CB). AK claims Breach of Contract and Unjust Enrichment/Quantum Meruit and is seeking damages in the amount of $2,098,550. In June 2017, the Company filed an Answer as well as a Counterclaim against AK and J. Bruce Emmons, President of AK, for Breach of Contract, Unjust Enrichment, Promissory Estoppel, Conversion and Statutory Conversion. The Company, AK and Mr. Emmons entered into a Release and Settlement Agreement dated August 28, 2018 providing for the payment by the Company to AK of $200,000.

•	In November 2017, Jeffrey Esfeld filed a complaint against the Company in the Superior Court of the State of Washington, County of King seeking unpaid wages and commissions. The case has been removed to the Federal District Court for the Western District of Washington (File No. 17-2-29157-9 SEA). On September 25, 2018, the Company and Mr. Esfeld entered into an Offer of Judgement pursuant to which the Company paid Mr. Esfeld $87,000 and attorney fees.

•	In May 2018, Precision Manufacturing Company, Inc. (“PMC”) filed a complaint against the Company in the Common Pleas Court of Montgomery, Ohio, which complaint was amended July 26, 2018. PMC, a former vendor, is claiming Breach of Contract, Unjust Enrichment, Action on Account and Fraud and is seeking $132,189 in damages please attorney fees and costs. The Company has filed its Answer to the Amended Complaint.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

On September 28, 2018, the size of the Board of Directors of the Company was increased from five to six and Michael L. Clark was appointed as a director of the Company.

On July 6, 2018, the Company, as borrower, entered into a Loan Agreement with a fund managed by Arosa Capital Management LP (“Arosa”), as lender, providing for a term loan in the principal amount of $6,100,000 (the “Loan Agreement”). Pursuant to the Loan Agreement, the Company is required to appoint to the Board of Directors a person designated in writing by Arosa for a period of no less than 12 months. Mr. Clark was designated by Arosa. On September 28, 2018, Mr. Clark entered into letter agreements with the Company pursuant to which he was appointed as director of the Company in consideration of an annual fee of $40,000.  Additionally, the Company granted Mr. Clark options to purchase 50,000 shares of the Company’s common stock at $1.10 per share.  The options will expire five years from the vesting period with 10,000 options vesting upon the signing of the agreement and 4,000 every June 30 and December 31 thereafter for a total of 50,000 shares.

ITEM 6. EXHIBITS

Exhibit No.	Description
3.1	Certificate of Designation for Series A Preferred Stock (1)
3.2	Certificate of Change (2)
3.3	Certificate of Correction (2)
3.4	Articles of Merger (3)
3.5	Certificate of Correction (Articles of Merger) (3)
3.6	Certificate of Amendment to the Certificate of Incorporation (4)
3.7	Certificate of Incorporation (5)
3.8	Articles of Merger between AMP Holding Inc. Workhorse Group Inc. (16)
3.9	Certificate of Change filed December 9, 2015 (20)
4.1	Stock Option to acquire 500,000 shares of common stock issued to James Taylor dated May 25, 2011 (6)
4.2	Common Stock Purchase Warrant to acquire 500,000 shares of common stock issued to James Taylor dated May 25, 2011 (6)
4.3	Stock Option to acquire 500,000 shares of common stock issued to Stephen Burns dated May 25, 2011 (6)
4.4	Common Stock Purchase Warrant to acquire 500,000 shares of common stock issued to Stephen Burns dated May 25, 2011 (6)
4.5	Conversion Letter Agreement by and between Stephen Burns and AMP Holding Inc. (7)
4.6	Form of Warrant by and between AMP Holding Inc. and the January 2013 Accredited Investor (8)
4.7	Common Stock Purchase Warrant issued to Stephen Baksa (9)
4.8	2014 Incentive Stock Plan (11)
4.9	Form of Common Stock Purchase Agreement entered between AMP Holding Inc and the December 2014 Investors (31)
4.10	Form of Common Stock Purchase Warrant issued to the December 2014 Investors (31)
4.11	Intentionally Left Blank
4.12	Form of Subscription Agreement by and between Workhorse Group Inc. and the 2015 Accredited Investors (17)
4.13	Form of Securities Purchase Agreement entered between Workhorse Group Inc. and the November 2015 Investors (18)
4.14	Form of 6% Convertible Promissory Note issued to the November 2015 Investors (18)
4.15	Form of Stock Purchase Warrant issued to the November 2015 Investors (18)
4.16	Form of Securities Purchase Agreement entered between Workhorse Group Inc. and the Convertible Note Investor(19)
4.17	Form of 6% Convertible Promissory Note issued to the Investors (19)
4.18	Form of Stock Purchase Warrant issued to the Investors (19)
4.19	Stock Option Agreement by and between Workhorse Group Inc. and Gerald Budde dated December 17, 2015 (21)
4.20	Stock Option Agreement by and between Workhorse Group Inc. and H. Benjamin Samuels dated December 17, 2015 (21)
4.21	Stock Option Agreement by and between Workhorse Group Inc. and Harry DeMott dated September 16, 2016 (24)
4.22	Intentionally left blank.
4.23	Securities Purchase Agreement entered between Workhorse Group Inc. and Joseph T. Lukens dated January 10, 2017 (26)
4.24	6% Convertible Debenture issued to Joseph T. Lukens dated January 10, 2017 (26)
4.25	Form of Warrant – September 2017 (35)
4.26	Form of Senior Secured Note dated December 26, 2017 (36)
4.27	Form of Promissory Note dated June 7, 2018 (39)
4.28	Form of Warrant to Purchase Common Stock issued to a fund managed by Arosa Capital Management LP dated July 6, 2018 (43)
4.29	Form of Promissory Note dated July 5, 2018 (41)
4.30	Stock Option Agreement by and between Workhorse Group Inc. and Michael L. Clark dated September 28, 2018 (42)
10.1	Share Exchange Agreement dated as of December 28, 2009 by and among Advanced Mechanical Products, Inc., the shareholders of Advanced Mechanical Products, Inc. and Title Starts Online, Inc. (1)
10.2	Employment Agreement by and between AMP Holding Inc. and Stephen S. Burns dated December 8, 2010 (12)
10.3	Letter Agreement by and between AMP Holding Inc. and Martin J. Rucidlo dated August 24, 2012 (13)
10.4	Asset Purchase Agreement by and between Workhorse Custom Chassis, LLC, as Seller, and AMP Trucks Inc., as Buyer dated as of March 4, 2013 (10)
10.5	Amendment No. 1 to the Asset Purchase Agreement by and between Workhorse Custom Chassis, LLC, as Seller, and AMP Trucks Inc., as Buyer dated as of March 13, 2013 (10)
10.6	Employment Agreement between AMP Holding Inc. and Julio C. Rodriguez dated August 15, 2013 (14)
10.7	Director Agreement by and between AMP Holding Inc. and Raymond Chess dated October 24, 2013 (15)
10.8	Director Agreement by and between Workhorse Group Inc. and Gerald Budde dated December 17, 2015 (21)
10.9	Director Agreement by and between Workhorse Group Inc. and Benjamin Samuels dated December 17, 2015 (21)
10.10	Director Agreement by and between Workhorse Group Inc. and Harry DeMott dated September 15, 2016 (24)
10.11	Form of Warrant Exercise Agreement (25)
10.12	Conversion Agreement between Jospeh T. Lukens and the Company dated January 27, 2017 (27)
10.13	Services Partner Agreement between Workhorse Group Inc. and Ryder Truck Rental, Inc. dated April 27, 2017 (29)
10.14	Executive Retention Agreement by and between Workhorse Group Inc. and Stephen S. Burns dated May 19, 2017 (30)
10.15	Executive Retention Agreement by and between Workhorse Group Inc. and Duane Hughes dated May 19, 2017 (30)
10.16	Executive Retention Agreement by and between Workhorse Group Inc. and Julio Rodriguez dated May 19, 2017 (30)
10.17	Sales Agreement, dated June 22, 2017, by and between Workhorse Group Inc. and Cowen and Company, LLC (32)
10.18	Executive Retention Agreement by and between Workhorse Group Inc. and Paul Gaitan dated August 9, 2017 (34)
10.19	Letter Agreement by and between Workhorse Group Inc. and Julio Rodriguez dated August 9, 2017 (34)
10.20	Form of Indemnification Agreement (30)
10.21	Form of Employee Invention Assignment, Confidentiality, Non-Compete and Non-Solicit Agreement (30)
10.22	Form of Securities Purchase Agreement dated December 26, 2017 (36)

Exhibit No.	Description
10.23	Form of Pledge and Security Agreement dated December 26, 2017 (36)
10.24	Form of Pledge Agreement dated December 26, 2017 (36)
10.25	Form of Guaranty dated December 26, 2017 (36)
10.26	Bill of Sale entered between Workhorse Group Inc. and Surefly, Inc. dated December 26, 2017 (36)
10.27	Amended Exhibit A dated May 30, 2018 to the Vehicle Purchase Agreement dated June 4, 2014 * (37)
10.28	Form of Exchange Agreement (38)
10.29	Form of Amendment Agreement dated June 28, 2018 (40)
10.30	Loan Agreement between Workhorse Group Inc. and a fund managed by Arosa Capital Management LP dated July 6, 2018 (41)
10.31	Guarantee and Collateral Agreement between Workhorse Group Inc., Workhorse Technologies Inc., Workhorse Properties Inc., Workhorse Motor Works Inc., Surefly, Inc. and a fund managed by Arosa Capital Management LP dated July 6, 2018 (41)
10.32	Intellectual Property Security Agreement between Workhorse Group Inc., Workhorse Technologies Inc., Workhorse Properties Inc., Workhorse Motor Works Inc., Surefly, Inc. and a fund managed by Arosa Capital Management LP dated July 6, 2018 (41)
10.33	First Amendment to Loan Agreement between Workhorse Group Inc., Workhorse Technologies Inc., Workhorse Properties Inc., Workhorse Motor Works Inc., Surefly, Inc. and a fund managed by Arosa Capital Management LP dated August 2, 2018 (43)
10.44	Director Agreement by and between Workhorse Group Inc. and Michael L. Clark dated September 28, 2018 (42)
21.1	List of Subsidiaries (28)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Nominating and Corporate Governance Committee Charter adopted by the Board of Directors of Workhorse Group Inc. on December 17, 2015 (33)
99.2	Compensation Committee Charter adopted by the Board of Directors of Workhorse Group Inc. on December 17, 2015 (33)
99.3	Audit Committee Charter adopted by the Board of Directors of Workhorse Group Inc. on December 17, 2015 (33)
EX-101.INS	XBRL INSTANCE DOCUMENT
EX-101.SCH	XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT
EX-101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE
EX-101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE
EX-101.LAB	XBRL TAXONOMY EXTENSION LABELS LINKBASE
EX-101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

*	Portions of this exhibit have been redacted pursuant to a request for confidential treatment submitted to the Securities and Exchange Commission.

(1)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on January 4, 2010.
(2)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on May 25, 2010.
(3)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on May 25, 2010.
(4)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on September 10, 2010.
(5)	Incorporated by referenced to the Form SB-2 Registration Statement filed with the Securities and Exchange Commission on February 4, 2008.
(6)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on June 1, 2011.
(7)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on July 11, 2012.
(8)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on February 5, 2013.
(9)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on February 28, 2013.
(10)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on March 13, 2013.
(11)	Incorporated by reference to the Form S-8 Current Report filed with the Securities and Exchange Commission on January 17, 2014.
(12)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on December 13, 2010.
(13)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on August 30, 2012.
(14)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on August 16, 2013.
(15)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on October 30, 2013.
(16)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on April 16, 2015.
(17)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on September 10, 2015.
(18)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on November 12, 2015.
(19)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on November 12, 2015.
(20)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on December 10, 2015.

(21)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on December 21, 2015.
(22)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on March 30, 2016.
(23)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on July 8, 2016.
(24)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on September 9, 2016.
(25)	Incorporated by reference to the Form S-3/A Registration Statement filed with the Securities and Exchange Commission on December 12, 2016.
(26)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on January 12, 2017.
(27)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on February 1, 2017.
(28)	Incorporated by reference to the Form 10-Q Quarterly Report filed with the Securities and Exchange Commission on November 14, 2016.
(29)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on May 3, 2017.
(30)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on May 19, 2017.
(31)	Incorporated by reference to the Form 8-K Current Report filed with the Securities Exchange Commission on December 11, 2014.
(32)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on June 22, 2017.
(33)	Incorporated by reference to the Form 10-Q Quarterly Report filed with the Securities and Exchange Commission on August 9, 2017.
(34)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on August 11, 2017.
(35)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on September 14, 2017.
(36)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on December 27, 2017.
(37)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on May 31, 2018.
(38)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on June 4, 2018.
(39)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on June 12, 2018.
(40)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on June 29, 2018.
(41)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on July 10, 2018.
(42)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on October 1, 2018.
(43)	Incorporated by reference to the Form 10-Q Quarterly Report filed with the Securities and Exchange Commission on August 6, 2018.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

WORKHORSE GROUP INC.

Dated: November 7, 2018	By:	/s/ Stephen S. Burns
Name: Stephen S. Burns
Title: Chief Executive Officer (Principal Executive Officer)

Dated: November 7, 2018	By:	/s/ Paul Gaitan
Name: Paul Gaitan
Title: Chief Financial Officer
(Principal Financial and Accounting Officer)