Form 10-K
period 2018-12-31
Workhorse Group Inc.
filed 2019-03-18
CIK 1425287

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company Emerging growth company	☒ ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No  ☒

As of June 30, 2018, the last business day of the Registrant’s most recently completed second fiscal quarter, the market value of our common stock held by non-affiliates was $64,864,154.

The number of shares of the Registrant’s common stock, $0.001 par value per share, outstanding as of March 18, 2019, was 61,496,990.

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

All references in this Form 10-K that refer to the “Company”, “Workhorse Group”, “Workhorse”, “we,” “us” or “our” are to Workhorse Group Inc. and unless otherwise differentiated, its wholly-owned subsidiaries, Workhorse Technologies Inc., Workhorse Motor Works Inc. Workhorse Properties Inc. and Surefly Inc.

ii

PART I

ITEM 1. BUSINESS

Overview

We are a technology company focused on providing sustainable and cost-effective solutions to the commercial transportation sector. As an American manufacturer, we design and build high performance battery-electric vehicles and aircraft that make movement of people and goods more efficient and less harmful to the environment. As part of our solution, we also develop cloud-based, real-time telematics performance monitoring systems that enable fleet operators to optimize energy and route efficiency. Although we operate as a single unit through our subsidiaries, we approach our development through two divisions, Automotive and Aviation. We are currently focused on our core competency of bringing the N-GEN electric cargo van to market and fulfilling our existing backlog of orders. We are also exploring other opportunities in monetizing our intellectual property which could include a sale, license or other arrangement of assets that are outside of our core focus. We cannot guarantee that we will be successful in such efforts to monetize our non-core assets.

Automotive

We are an Original Equipment Manufacturer (“OEM”) of Class 3-6 commercial-grade, medium-duty truck chassis, to be marketed under the Workhorse® brand. All Workhorse last mile delivery vans are assembled in the Union City assembly facility. We will be expanding our product portfolio with the N-GEN electric cargo van in 2019, as well as the W-15 range-extended electric pickup truck sequential to that.

We believe our battery-electric and range-extended battery electric commercial vehicles offer fleet operators significant benefits, which include:

●	Low Total Cost-of-Ownership vs. conventional gas/diesel vehicles

●	Competitive advantage to increase brand loyalty and last mile delivery market share

●	Improved profitability through:

●	Lower maintenance costs

●	Reduced fuel expenses

●	Increased package deliveries per day through use of more efficient delivery methods

●	Decreased vehicle emissions and reduction in carbon footprint

●	Improved vehicle safety and driver experience

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

Cargo Vans for Last Mile Delivery and Commercial Work Use

Workhorse delivery vans are produced at our Union City, Indiana plant and are in use by our customers on daily routes across the United States. To date, we have built and delivered over 360 electric and range extended medium-duty delivery trucks to our customers. To our knowledge, we are the only American commercial electric vehicle OEM to achieve such a milestone. Our delivery customers include companies such as UPS, FedEx Express, Alpha Baking, W.B. Mason and Ryder System.

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

Our goal is to continue to increase sales and production of our existing vehicle portfolio, while executing on a cost-down strategy in order to achieve sustained gross margin profitability of the last mile-delivery van platform. It is our intention that this strategy, in combination with the development and launch of the N-GEN cargo van and W-15 pickup truck platforms, which targets high-volume market segments, will drive further cost-down volume synergies across our supply chain.

U.S. Post Office Replenishment Program / Next Generation Delivery Vehicle Project

Workhorse, with our partner VT Hackney, is one of five awardees that the United States Postal Service (“USPS”) selected to build prototype vehicles for the USPS Next Generation Delivery Vehicle (“NGDV”) project. Presently, there are only four awardees still pursuing the NGDV project. The USPS has stated that the number of vehicles to be replaced in the project is approximately 180,000. In September 2017, Workhorse delivered six vehicles for prototype testing under the NGDV Acquisition Program in compliance with the terms set forth in their USPS prototype contract. The vehicles have completed the required testing protocol as specified by the USPS.

N-GEN Electric Cargo Van

In 2017, Workhorse announced the development of its N-GEN electric cargo van, which leverages the existing ultra-low floor, long-life commercial delivery vehicle platform that was developed for the USPS, as well as our extensive customer experience gained from working with our E-GEN and E-100 customers. The N-GEN incorporates lightweight materials, all-wheel drive, best in class turning radius, 360o cameras, collision avoidance systems and an optional roof mounted HorseFly™ delivery drone.

The Workhorse N-GEN electric cargo van platform will be available in 450, 700 and 1,000 cubic feet configurations. We intend to initially launch the 450 cubic foot and 1,000 cubic foot configurations with the goal of competing with conventional market leaders, including the Mercedes Sprinter, Ford Transit and Dodge ProMaster gasoline/diesel vans for both last-mile delivery and other service-oriented applications such as telecommunications. We expect these vehicles to achieve a fuel economy of approximately 60 miles per gallon equivalent (“MPGe”) and offer fleet operators the most favorable total cost-of-ownership of any comparable conventional van utilizing an internal combustion engine that is available today.

W-15 Range-Extended Electric Pickup Truck

In May 2017, we unveiled a working prototype of our W-15 range-extended electric pickup truck to address the specific needs of commercial fleet work truck operators, including utilities, municipalities, construction, airports and service businesses. We believe that the W-15 has the potential to transform the pickup truck market for fleet operators in the United States, estimated at 250,000 new vehicle purchases per year. The performance specifications of the Workhorse W-15 pickup include a true all-wheel drivetrain and two electric motors that generate up to 460 horsepower and provide a top acceleration time from 0 to 60 MPH of 5.6 seconds. The W-15 also has a fuel-economy rating of 75 MPGe and a range of 80 miles in all-electric operation. A gasoline-powered range extender also comes as on option on the truck to extend the driving range to 300 miles on a single tank of gas by continuously charging the batteries during operation.

We have secured letters-of-intent for more than 5,500 trucks, amounting to nearly $300 million from corporate fleets representing the utility, municipality and automotive logistics sectors. We have established a Leadership Council comprised of seasoned fleet experts from our LOI partners.

We intend to produce the W-15 at our existing 250,000 square foot facility in Union City, Indiana. This plant has the capability to produce more than 60,000 vehicles per year. The battery packs for all Workhorse vehicles will be built in our Loveland, Ohio battery pack plant using Panasonic cells produced in Japan.

Aviation

Delivery Drones

Our HorseFly delivery drone is a custom-designed, purpose-built drone that is fully integrated with our electric trucks. Workhorse was granted a patent on this architecture with the description “Package Delivery By Means Of An Automated Multi-Copter UAS/UAV Dispatched From A Conventional Delivery Vehicle.” We believe we are the only company in the world with a working drone/truck system. The HorseFly delivery drone and truck system is designed to work within the FAA Rule 107 that permits the use of commercial drones in U.S. airspace under certain conditions.

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

The FAA to date has granted 14 separate Experimental Airworthiness Certifications, registered as N834LW, for the aircraft. These certifications come after an extensive design review and inspection of the aircraft with each renewed certificate.

Our SureFly team continues to further develop the SureFly platform and routinely performs test cards, including testing the aircraft’s power systems, executing high-power ground tests and manned flights.

Technology

Batteries Are Key

The battery pack is key to the design, development, and manufacture of advanced electric-vehicle powertrains. Where some other electric vehicle (“EV”) manufacturers purchase their batteries in a plug-and-play pack, we build our own battery packs. This keeps the intellectual property related to the design and production of the pack in-house and avoids the issues that occur when a battery supplier fails. It also enables us to pay less for our battery packs than our competitors, thus our all-electric truck is less expensive than competitive vehicles. We use Panasonic 18650 cells and design the pack around these commodity cells.

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

The telematics system and associated hardware installed in the Workhorse vehicles is designed to monitor the controller area network traffic for specific signals. These signals are uploaded along with GPS data to a Workhorse server facility where the data signals are tracked at ten second intervals while driving and during the electricity generating process and at sixty seconds during a plug-in charge. The real-time data is stored in a database as it arrives and delivers updates to clients connected through the web interface.

As a parameter-based system, we can set route-specific parameters to better manage the battery-provided power with the additional power generated through the regenerative braking process (not applicable to E-100). In an upcoming release, we will add the ability to integrate Metron Telematics with the client’s internal telematics system and automatically update the parameters each day with information about the route. This enhancement will result in a “SMART-GEN” vehicle that will maximize efficiency by automating the process to determine the ideal times and locations to use the E-GEN to add electricity to the batteries.

Locations and Facilities

Our company headquarters and R & D facility is located at 100 Commerce Drive, Loveland, Ohio, a Cincinnati suburb. We occupy a 45,000 sq. ft. facility that allows for the manufacture of 5,000 electric powertrain kits per year. Powertrains are delivered to the Workhorse facility in Indiana.

Our truck assembly facility is located in Union City, Indiana. This facility consists of three buildings with 250,000 square feet of manufacturing and office space on 47 acres.

In March of 2013, we purchased the former Workhorse Custom Chassis assembly plant in Union City, Indiana. With this acquisition, we became an OEM of Class 3-6 commercial-grade, medium-duty truck chassis marketed under the Workhorse® brand.

Ownership and operation of this plant enables us to build new chassis with gross vehicle weight capacity of between 10,000 and 26,000 pounds.

Our approach is to provide battery-electric powertrains utilizing proven, automotive-grade, mass-produced parts coupled with in-house control software that it has developed over the last five years.

The Workhorse Custom Chassis acquisition included other important assets including the Workhorse brand and logo, intellectual property, and schematics.

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

Duke Energy Corp.: Workhorse continues working in partnership with Duke Energy (NYSE:DUK). On November 28, 2018, as the first step in the relationship, a subsidiary of Duke Energy purchased 615,000 Panasonic battery cells for approximately $1.3 million from Workhorse. The transaction is intended as an initial step toward an arrangement between Duke Energy and Workhorse in creating an innovative battery leasing program designed to provide customers a cost competitive electric vehicle product alternative. Through this relationship, Duke Energy intends to explore further development of eFleet solutions to Workhorse customers which may include single-point management and financing of all the Behind the Meter infrastructure necessary to support depot wide electrification, vehicle/battery leasing and distributed energy resources. Duke Energy and Workhorse believe a seamless/integrated solution will help reduce the overall costs of converting fleets to electric power enabling faster adoption of electric vehicles into commercial fleets.

Research and Development

The majority of our research and development is conducted in-house at our facilities near Cincinnati, Ohio. Additionally, we contract with engineering firms to assist with validation and certification requirements as well as specific vehicle integration tasks.

Competitive Companies

The commercial vehicle market, specifically in the last mile delivery segment, is highly competitive and we expect it to become even more so in the future as additional companies launch competing vehicle offerings. However, the commercial alternative fueled vehicle market is less developed and less competitive. There are two primary competitors in the medium-duty vehicle segment in the US market: Ford and Freightliner. Neither has disclosed any plans to offer 100% EVs or electric range extended vehicles in this segment. Ford is a vertically integrated company building a complete vehicle or chassis. They provide a chassis as a strip-chassis (which is similar to the Workhorse product) or they provide it with a cab. Freightliner provides a chassis as a strip-chassis, which is similar to the Workhorse Truck chassis.

Chanje is a California-based, privately held electric vehicle and energy solutions company that specializes in the last mile industry. Chanje introduced its first vehicle in the last quarter of 2017.

Motiv Power Systems is a manufacturer of all-electric powertrain control systems for commercial vehicles, based in Foster City, California. They also produce software for the systems and install them in vehicles that have already been manufactured.

We believe the most dramatic difference between Workhorse and the other competitors in the medium-duty truck market is our ability to offer customers purpose-built solutions that meet the needs of their unique requirements at a competitive price. While there are many electric car companies from abroad, there are only a few foreign companies that have vehicles in the category of medium-duty trucks.

We believe that the primary competitive factors within the medium-duty commercial vehicle market are:

●	the difference in the initial purchase prices of electric vehicles and comparable vehicles powered by internal combustion engines, both including and excluding the impact of government and other subsidies and incentives designed to promote the purchase of electric vehicles;

●	the total cost of vehicle ownership over the vehicle’s expected life, which includes the initial purchase price and ongoing operational and maintenance costs;

●	vehicle quality, performance and safety;

●	government regulations and economic incentives promoting fuel efficiency and alternate forms of energy; and

●	the quality and availability of service for the vehicle, including the availability of replacement parts.

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

Emission and fuel economy standards

Government regulation related to climate change is in effect at the U.S. federal and state levels. The U.S. Environmental Protection Agency (“EPA”) and the National Highway Traffic Safety Administration (“NHTSA”) issued a final rule for greenhouse gas emissions and fuel economy requirements for trucks and heavy-duty engines on August 9, 2011, which is applicable in model years 2018 through 2020. NHTSA and EPA also issued a final rule on August 16, 2016 increasing the stringency of these standards for model years 2021 through 2027.

The rules provide emission standards for CO2 and fuel consumption standards for three main categories of vehicles: (i) combination tractors, (ii) heavy-duty pickup trucks and vans and (iii) vocational vehicles. We believe that the Workhorse vehicles would be considered “vocational vehicles” and “heavy-duty pickup trucks and vans” under the rules. According to the EPA and NHTSA, vocational vehicles consist of a wide variety of truck and bus types, including delivery, refuse, utility, dump, cement, transit bus, shuttle bus, school bus, emergency vehicles, motor homes and tow trucks, and are characterized by a complex build process, with an incomplete chassis often built with an engine and transmission purchased from other manufacturers, then sold to a body manufacturer.

The EPA and NHTSA rule also establishes multiple flexibility and incentive programs for manufacturers of alternatively fueled vehicles, such as the Workhorse vehicles, including an engine Averaging, Banking and Trading (“ABT”) program, a vehicle ABT program and additional credit programs for early adoption of standards or deployment of advanced or innovative technologies. The ABT programs will allow for emission and/or fuel consumption credits to be averaged, banked or traded within defined groupings of the regulatory subcategories. The additional credit programs will allow manufacturers of engines and vehicles to be eligible to generate credits if they demonstrate improvements in excess of the standards established in the rule prior to the model year the standards become effective or if they introduce advanced or innovative technology engines or vehicles.

The Clean Air Act requires that we obtain a Certificate of Conformity issued by the EPA and a California Executive Order issued by the California Air Resource Board (“CARB”) with respect to emissions for our vehicles. The Certificate of Conformity is required for vehicles sold in states covered by the Clean Air Act’s standards and the Executive Order is required for vehicles sold in states that have sought and received a waiver from the EPA to utilize California standards. The California standards for emissions control for certain regulated pollutants for new vehicles and engines sold in California are set by CARB. States that have adopted the California standards as approved by EPA also recognize the Executive Order for sales of vehicles.

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

Vehicle safety and testing

The National Traffic and Motor Vehicle Safety Act of 1966 (the “Safety Act”) regulates motor vehicles and motor vehicle equipment in the United States in two primary ways. First, the Safety Act prohibits the sale in the United States of any new vehicle or equipment that does not conform to applicable motor vehicle safety standards established by NHTSA. Meeting or exceeding many safety standards is costly, in part because the standards tend to conflict with the need to reduce vehicle weight in order to meet emissions and fuel economy standards. Second, the Safety Act requires that defects related to motor vehicle safety be remedied through safety recall campaigns. A manufacturer is obligated to recall vehicles if it determines that the vehicles do not comply with a safety standard. Should we or NHTSA determine that either a safety defect or noncompliance exists with respect to any of our vehicles, the cost of such recall campaigns could be substantial.

Battery safety and testing

Our battery pack configurations are designed to conform to mandatory regulations that govern transport of “dangerous goods,” which includes lithium-ion batteries, which may present a risk in transportation. The governing regulations, which are issued by the Pipeline and Hazardous Safety Administration and are based on the UN Recommendations on the Safe Transport of Dangerous Goods Model Regulations, and related UN Manual of Tests and Criteria. The requirements for shipments of these goods vary by mode of transportation, such as ocean vessel, rail, truck and air.

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

Vehicle dealer and distribution regulation

Certain states’ laws require motor vehicle manufacturers and dealers to be licensed in such states in order to conduct manufacturing and sales activities. To date, we are registered as a motor vehicle manufacturer in Indiana and Ohio and as a dealer in California, New York and Chicago. We have not yet sought formal clarification of our ability to manufacture or sell our vehicles in any other states.

Intellectual Property

We have four pending trademark applications and 12 issued trademark registrations (US and foreign). We also intend to pursue additional trademark registrations. We have five pending (three non-provisional and two provisional) U.S. and foreign patent applications, and eight existing patents, two of which are design patents. We also plan to pursue appropriate foreign patent protection on those inventions, if available. The following is a summary of our patents:

Country	Status	Serial Number	Application Date	Patent Number	Issue/Grant Date	Expiration Date	Title
United States	G	13/283,663	10/28/2011	8,541,915	9/24/2013	12/16/2031	Drive module and manifold for electric motor drive assembly
Canada	G	2523653	10/17/2005	2523653	12/22/2009	10/17/2025	Vehicle chassis assembly
United States	G	11/252,220	10/17/2005	7,717,464	5/18/2010	9/6/2026	Vehicle chassis assembly
United States	G	11/252,219	10/17/2005	7,559,578	7/14/2009	9/6/2026	Vehicle chassis assembly
United States	G	29/243,074	11/18/2005	D561,078	2/5/2008	2/5/2022	Vehicle header
United States	G	29/243,129	11/18/2005	D561,079	2/5/2008	2/5/2022	Vehicle header
United States	G	14/606,497	1/27/2015	9,481,256	11/1/2016	5/3/2035	Onboard generator drive system for electric vehicles
United States	F	14/989,870	1/7/2016	9,915,956	3/13/2018	6/24/2036	Package delivery by means of an automated multicopter UAS/UAV dispatched from a conventional delivery vehicle
United States	F	15/994,185	5/31/2018				Auxiliary power system for rotorcraft with folding propeller arms and crumple zone landing gear
United States	F	15/915,144	3/8/2018				Package delivery by means of an automated multicopter UAS/UAV dispatched from a conventional delivery vehicle
PCT-International	F	US2018/035353	5/31/2018				Auxiliary power system for rotorcraft with folding propeller arms and crumple zone landing gear
United States	F	62/777,296	12/10/2018				Automated vehicle with robotic arm
United States	F	62/733,870	9/20/2018				Autonomous tractor system

Employees

We currently have 74 full-time and seven part-time employees located in Loveland, Ohio and 24 full-time employees located in Union City, Indiana. We also contract for hire with approximately three outside consultants and contractors.

ITEM 1A. RISK FACTORS

Our results of operations have not resulted in profitability and we may not be able to achieve profitability going forward.

We have incurred net losses amounting to $141.6 million for the period from inception (February 20, 2007) through December 31, 2018.  We have had net losses in each quarter since our inception. We expect that we will continue to incur net losses in the first part of 2019. We may incur significant losses in the future for a number of reasons, including the other risks described in this report, and we may encounter unforeseen expenses, difficulties, complications, delays and other unknown events. Accordingly, we may not be able to achieve or maintain profitability. Our management is developing plans to alleviate the negative trends and conditions described above and there is no guarantee that such plans will be successfully implemented. Our business plan is focused on providing sustainable and cost-effective solutions to the commercial transportation sector but is still unproven. There is no assurance that even if we successfully implement our business plan, that we will be able to curtail our losses. If we incur additional significant operating losses, our stock price may decline, perhaps significantly.

We have yet to achieve positive cash flow and, given our projected funding needs, our ability to generate positive cash flow is uncertain.

We have had negative cash flow from operating activities of $21.8 million and $38.7 million for the years ended December 31, 2018 and 2017, respectively. We anticipate that we will continue to have negative cash flow from operating and investing activities for in the first part of 2019 as we expect to incur research and development, sales and marketing, and general and administrative expenses and make modest capital expenditures in our efforts to increase sales and ramp up operations at our Union City facility. Our business also will at times require significant amounts of working capital to support our growth of additional platforms. An inability to generate positive cash flow for the near term may adversely affect our ability to raise needed capital for our business on reasonable terms, diminish supplier or customer willingness to enter into transactions with us, and have other adverse effects that may decrease our long-term viability.

We need access to additional financing in 2019 and beyond, which may not be available to us on acceptable terms or at all. If we cannot access additional financing when we need it and on acceptable terms, our business may fail.

Our business plan to design, produce, sell and service commercial electric vehicles through our Union City facility will require continued capital investment in 2019. Our research and development activities will also require continued investment. For the year ended December 31, 2018, our independent registered public accounting firm issued a report on our 2018 financial statements that contained an explanatory paragraph stating that the lack of sales, negative working capital and stockholders’ deficit, raise substantial doubt about our ability to continue as a going concern. For example, our existing capital resources will be insufficient to fund our operations through the first half of 2019. Although we have entered into a Credit Agreement with Marathon Asset Management, LP (“Marathon”), which provides us with a $25 million credit line to be used for vehicle production and are subject to the receipt of confirmed purchase orders, we expect that we will need funding to be used in our research and development activities and operational expenses. The additional funding will allow us to continue to deliver vehicles associated with existing and expected orders, further expand our N-GEN platform resulting in “production ready vehicles”. Unless and until we are able to generate a sufficient amount of revenue, reduce our costs and/or enter a strategic relationship, we expect to finance future cash needs through public and/or private offerings of equity securities and/or debt financings. As discussed above, we have committed debt funding through our Credit Agreement with Marathon to support inventory purchases for confirmed customer purchase orders, but do not currently have any committed future funding for other operating costs. If we are not able to obtain additional financing and/or substantially increase revenue from sales, we will be unable to continue as a going concern. As a result, we may have to liquidate our assets and may receive less than the value at which those assets are carried on our consolidated financial statements, and investors will likely lose a substantial part or all of their investment. We cannot be certain that additional financing will be available to us on favorable terms when required, or at all, particularly given that we do not now have a committed credit facility with any government or financial institution. Further, if there remains doubt about our ability to continue as a going concern, investors or other financing sources may be unwilling to provide additional funding on acceptable terms or at all. If we cannot obtain additional financing when we need it and on terms acceptable to us, we will not be able to continue as a going concern.

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

As we begin to fully implement our manufacturing capabilities, it is difficult, if not impossible, to forecast our future results based upon our historical data. Because of the uncertainties related to our lack of historical operations, we may be hindered in our ability to anticipate and adapt to increases or decreases in revenues or expenses.  If we make poor budgetary decisions as a result of unreliable historical data, we could be less profitable or incur losses, which may result in a decline in our stock price.

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

As part of our sales efforts, we must educate fleet managers as to the economical savings we believe they will benefit from during the life of the vehicle. As such, we believe that operators of commercial vehicle fleets should consider a number of factors when deciding whether to purchase our commercial electric vehicles (or commercial electric vehicles generally) or vehicles powered by internal combustion engines, particularly diesel-fueled or natural gas-fueled vehicles. We believe these factors include:

●	the difference in the initial purchase prices of commercial electric vehicles and vehicles with comparable gross vehicle weight powered by internal combustion engines, both including and excluding the impact of government and other subsidies and incentives designed to promote the purchase of electric vehicles;

●	the total cost of ownership of the vehicle over its expected life, which includes the initial purchase price and ongoing operating and maintenance costs;

●	the availability and terms of financing options for purchases of vehicles and, for commercial electric vehicles, financing options for battery systems;

●	the availability of tax and other governmental incentives to purchase and operate electric vehicles and future regulations requiring increased use of nonpolluting vehicles;

●	government regulations and economic incentives promoting fuel efficiency and alternate forms of energy;

●	fuel prices, including volatility in the cost of diesel;

●	the cost and availability of other alternatives to diesel fueled vehicles, such as vehicles powered by natural gas;

●	corporate sustainability initiatives;

●	commercial electric vehicle quality, performance and safety (particularly with respect to lithium-ion battery packs);

●	the quality and availability of service for the vehicle, including the availability of replacement parts;

●	the limited range over which commercial electric vehicles may be driven on a single battery charge;

●	access to charging stations and related infrastructure costs, and standardization of electric vehicle charging systems;

●	electric grid capacity and reliability; and

●	macroeconomic factors.

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

We are currently assembling our orders at our Union City facility which has been acceptable for our historical orders. To satisfy increased demand, we will need to quickly scale operations in our Union City facility as well as scale our supply chain including access to batteries. Such a substantial and rapid increase in operations may strain our management capabilities. Our business, prospects, financial condition and operating results could be adversely affected if we experience disruptions in our supply chain, if we cannot obtain materials of sufficient quality at reasonable prices or if we are unable to scale our Union City facility.

We depend upon key personnel and need additional personnel. The loss of key personnel or the inability to attract additional personnel may adversely affect our business and results of operations.

Our success depends on the continuing services of our CEO, Duane Hughes and top management. On February 4, 2019, Mr. Hughes and the Company entered into an Executive Retention Agreement whereby Mr. Hughes was retained as Chief Executive Officer in consideration of an annual salary of $350,000. Further, on various separate dates, the Company entered Executive Retention Agreements with Rob Willison as President and Chief Operating Officer, Paul Gaitan as Chief Financial Officer and Julio Rodriguez as Chief Information Officer. The loss of any of these individuals could have a material and adverse effect on our business operations. Additionally, the success of our operations will largely depend upon our ability to successfully attract and maintain competent and qualified key management personnel. As with any company with limited resources, there can be no guarantee that we will be able to attract such individuals or that the presence of such individuals will necessarily translate into profitability for our company. Our inability to attract and retain key personnel may materially and adversely affect our business operations. Any failure by our management to effectively anticipate, implement, and manage the changes required to sustain our growth would have a material adverse effect on our business, financial condition, and results of operations.

We face intense competition. Some of our competitors have substantially greater financial or other resources, longer operating histories and greater name recognition than we do and could use their greater resources and/or name recognition to gain market share at our expense or could make it very difficult for us to establish market share.

Companies currently competing in the fleet logistics market offering alternative fuel medium-duty trucks include Ford Motor Company and Freightliner. Ford and Freightliner are currently selling alternative fuel fleet vehicles including hybrids. Ford and Freightliner have substantially more financial resources, established market positions, long-standing relationships with customers and dealers, and who have more significant name recognition, technical, marketing, sales, financial and other resources than we do. Although we believe that HorseFly, our unmanned aerial system (“UAS”), is unique in the marketplace in that it currently does not have any competitors when it comes to a UAS that works in combination with a truck, there are better financed competitors in this emerging industry, including Google and Amazon. While we are seeking to partner with existing delivery companies to improve their efficiencies in the last mile of delivery, our competitors are seeking to redefine the delivery model using drones from a central location requiring extended flight patterns. Our competitors’ new aerial delivery model would essentially eliminate traditional package delivery companies. Our model is focused on coupling our delivery drone with delivery trucks supplementing the existing model and providing shorter term flight patterns. Google and Amazon have more significant financial resources, established market positions, long-standing relationships with customers, more significant name recognition and a larger scope of resources including technical, marketing and sales than we do.

The market for personal VTOL aircraft is new, rapidly evolving, characterized by rapidly changing technologies, price competition, additional competitors, evolving government regulation and industry standards, frequent new vehicle announcements and changing consumer demands and behaviors. The market is highly competitive, and the SureFly design is competing with experimental aircraft from large original equipment manufacturers, or OEMs, small OEMs, other aviation related companies, technology companies and entrepreneurs. Currently, there are several VTOL aircraft being developed that have some similarity to SureFly, including eHang and Volocopter.

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

Our target market currently is serviced by manufacturers with existing customers and suppliers using proven and widely accepted fossil fuel technologies. Additionally, our competitors are working on developing technologies that may be introduced in our target market. If any of these alternative technology vehicles can provide lower fuel costs, greater efficiencies, greater reliability or otherwise benefit from other factors resulting in an overall lower total cost of ownership, this may negatively affect the commercial success of our vehicles or make our vehicles uncompetitive or obsolete.

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

President Trump’s administration may create regulatory uncertainty in the alternative energy sector. During the election campaign, President Trump made comments suggesting that he was not supportive of various clean energy programs and initiatives designed to curtail global warming. Since taking office, President Trump has released his America First Energy Plan which relies on fossil fuels, cancelled U.S. participation in the Paris Climate Agreement and signed several executive orders relating to oil pipelines. It remains unclear what specifically President Trump would or would not do with respect to these programs and initiatives, and what support he would have for any potential changes to such legislative programs and initiatives in the Unites States Congress. If President Trump and/or the United States Congress take action or publicly speak out about the need to eliminate or further reduce legislation, regulations and incentives supporting alternative energy or take action to further support the use of fossil fuels, such actions may result in a decrease in demand for alternative energy in the United States and may materially harm our business, financial condition and operating results.

The unavailability, reduction, elimination or adverse application of government subsidies, incentives and regulations could have an adverse effect on our business, prospects, financial condition and operating results.

We believe that, currently, the availability of government subsidies and incentives including those available in California and other areas is an important factor considered by our customers when purchasing our vehicles, and that our growth depends in part on the availability and amounts of these subsidies and incentives. Any reduction, elimination or discriminatory application of government subsidies and incentives because of budgetary challenges, policy changes, the reduced need for such subsidies and incentives due to the perceived success of electric vehicles or other reasons may result in the diminished price competitiveness of the alternative fuel vehicle industry.

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

Dealers are often hesitant to provide their own financing to contribute to our product distribution network. Thus, we anticipate that we may have to provide financing or other consignment sale arrangements for dealers. A capital investment such as this presents many risks, foremost among them being that we may not realize a significant return on our investment if the network is not profitable. Our inability to collect receivables from dealers could cause us to suffer losses. Additionally, the amount of time that our management will need to devote to this project may divert them from performing other functions necessary to assure the success of our business. We have established a non-exclusive distribution agreement with Ryder to lower this risk.

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

We rely on trade secret protections to protect our proprietary technology as well as several registered patents and five patent applications. Our patents relate to the vehicle chassis assembly, vehicle header and drive module and manifold for electric motor drive assembly. Our existing patent applications relates to the onboard generator drive system for electric vehicles, the delivery drone, and the manned multicopter. Our success will, in part, depend on our ability to obtain additional trademarks and patents. We are working on obtaining patents and trademarks registered with the United States Patent and Trademark Office but have not finalized any as of this date. Although we have entered into confidentiality agreements with our employees and consultants, we cannot be certain that others will not gain access to these trade secrets. Others may independently develop substantially equivalent proprietary information and techniques or otherwise gain access to our trade secrets.

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

Our electric vehicles make use of lithium-ion battery cells, which, if not appropriately managed and controlled, have occasionally been observed to catch fire or vent smoke and flames. If such events occur in our electric vehicles, we could face liability associated with our warranty, for damage or injury, adverse publicity and a potential safety recall, any of which would adversely affect our business, prospects, financial condition and operating results.

The battery packs in our electric vehicles use lithium-ion cells, which have been used for years in laptop computers and cell phones. On occasion, if not appropriately managed and controlled, lithium-ion cells can rapidly release the energy they contain by venting smoke and flames in a manner that can ignite nearby materials. Highly publicized incidents of laptop computers and cell phones bursting into flames have focused consumer attention on the safety of these cells. These events also have raised questions about the suitability of these lithium-ion cells for automotive applications. There can be no assurance that a field failure of our battery packs will not occur, which would damage the vehicle or lead to personal injury or death and may subject us to lawsuits. Furthermore, there is some risk of electrocution if individuals who attempt to repair battery packs on our vehicles do not follow applicable maintenance and repair protocols. Any such damage or injury would likely lead to adverse publicity and potentially a safety recall. Any such adverse publicity could adversely affect our business, prospects, financial condition and operating results. Warranty expense for the years ended December 31, 2018 and 2017 were $8.0 million and $0.1 million, respectively. The increase during the current year relates to issues with certain battery packs in our 2016 and 2017 E-GEN and E-100 vehicles. During the fourth quarter of 2018, the battery pack monitoring software indicated that some of the battery packs were not performing at expected levels. Some vehicles have undergone replacement of battery pack components. The Company is continuing to investigate the issue and explore potential quality issues with certain vendors. As a result of the above information, the Company increased its warranty reserve by $6.9 million in the fourth quarter.

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

Cyber attacks could adversely affect the company

The Company faces a heightened risk of cyber-attack. Cyber-attacks may include hacking, viruses, malware, denial of service attacks, ransomware or other data security breaches. The Company’s business requires the continued operation of information systems and network infrastructure. In the event of a cyber-attack that the Company was unable to defend against or mitigate, the Company could have its operations and the operations of its customers and others disrupted. The Company could also have their financial and other information systems and network infrastructure impaired, property damaged and customer and employee information stolen; experience substantial loss of revenues, response costs and other financial loss; and be subject to increased regulation, litigation, penalties and damage to their reputation. The Company has experienced cyber-attacks, although none of the attacks had a material impact.

Risks Related to Owning Our Common Stock

If we fail to continue to meet the listing standards of NASDAQ, our common stock may be delisted, which could have a material adverse effect on the liquidity of our common stock.

Our common stock is currently listed on the Nasdaq Capital Market. The NASDAQ Stock Market LLC has requirements that a company must meet in order to remain listed on NASDAQ. In particular, NASDAQ rules require us to maintain a minimum bid price of $1.00 per share of our common stock. The Company was notified on December 4, 2018 that pursuant to NASDAQ Listing Rule 5810(c)(3)(A), it will be afforded 180 calendar days, or until June 3, 2019, to regain compliance with the minimum bid price requirement. There can be no assurance that we will meet the regain compliance with the minimum bid price requirement, or any other requirement in the future. If we fail to regain compliance with the minimum bid price requirement, The NASDAQ Stock Market LLC may initiate the delisting process with a notification letter. If we were to receive such a notification, we would be afforded a grace period of 180 calendar days to regain compliance with the minimum bid price requirement. In order to regain compliance, shares of our common stock would need to maintain a minimum closing bid price of at least $1.00 per share for a minimum of 10 consecutive trading days. In addition, we may be unable to meet other applicable NASDAQ listing requirements, including maintaining minimum levels of stockholders’ equity or market values of our common stock in which case, our common stock could be delisted. If our common stock were to be delisted, the liquidity of our common stock would be adversely affected and the market price of our common stock could decrease.

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

We have not paid cash dividends in the past and have no immediate plans to pay cash dividends.

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

Of the 61,496,990 shares of our common stock outstanding as of March 18, 2019, approximately 51.3 million shares are held by “non-affiliates” and may be freely tradable without restriction assuming compliance with Rule 144. In addition, we have Registration Statements on Form S-3 for purposes of registering the resale of 3,033,717 shares of common stock and 8,085,519 shares of common stock issuable upon exercise of stock purchase warrants that have been declared effective.  We are also obligated to register an additional 8,948,211 shares of common stock issuable upon exercise of stock purchase warrants. Any substantial sale of our common stock pursuant to Rule 144 or pursuant to any resale prospectus may have a material adverse effect on the market price of our common stock.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our principal offices are located at 100 Commerce Drive, Loveland, Ohio 45140, which include 7,500 square feet in office space and 37,500 square feet in manufacturing/development space. In August 2018, Workhorse paid off the mortgage for the property.

We are currently leasing office space at 119 Northeast Drive, Loveland, Ohio 45140. The leased office space is 5,810 square feet of office space in a 255,392 square foot building. We pay $4,500 per month and are on month-to-month terms from an agreement which commenced July 10, 2017.

The following table sets forth the location, approximate size and primary use of our principal owned, leased and licensed facilities:

Location	Approximate Size (Building) in Square Feet	Primary Use	Owned, Lease or Licensed	Lease/License Expiration Date (if applicable)
Loveland, Ohio	45,000	Administration, Research and Development, Manufacturing	Owned	N/A

Union City, Indiana	250,000	Manufacturing	Owned	N/A

Loveland, Ohio	5,810	Administration	Lease	Monthly

Cincinnati, Ohio	3,000	Hanger	Lease	Monthly

We believe our facilities are in good operating condition and that our facilities are adequate for all present and near term uses.

ITEM 3. LEGAL PROCEEDINGS

In May 2018, Precision Manufacturing Company, Inc. (“PMC”) filed a complaint against the Company in the Common Pleas Court of Montgomery, Ohio, which complaint was amended July 26, 2018.  PMC, a former vendor, is claiming Breach of Contract, Unjust Enrichment, Action on Account and Fraud and is seeking $132,189 in damages plus attorney fees and costs. The Company has filed its Answer to the Amended Complaint.

In August 2018, Workhorse Motor Works Inc. was served with a Declaration of Forced Intervention and Application in Warranty in connection with an action in the Superior Court (Civil Division) located in the Province of Quebec, District of Montreal between Aviva Insurance Company of Canada v. Thor Motor Coach and Navistar Canada, Inc. pertaining to the motor home destroyed by fire. Navistar Canada, Inc. provided the chassis sourced from Workhorse Motor Works Inc. which at the time was owned by Navistar. Workhorse Group Inc. did not acquire the assets of Workhorse Motor Works Inc. until 2013. The Company intends to vigorously defend this action.

On January 10, 2019, the Company was served with a Default Request, Affidavit, Entry and Judgment in the Circuit Court for the County of Oakland by a former service provider (“Vendor”) relating to a Verified Complaint by Pilot for Breach of Contract claim that the Company was not properly served. On February 14, 2019, the Company and Pilot entered into a Stipulated Order to Set Aside and Dismiss Lawsuit providing that the parties have entered into a Settlement Agreement whereby Workhorse agreed to make cash payments in the amount of $600,000 in several tranches in return of certain property including two development chassis, the development vehicle and all intellectual property developed as well as a full release of all parties.

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

Quarter Ended		2018	2017	2016
March 31	High	$3.35	$7.29	$10.73
	Low	$2.56	$1.90	$4.43
June 30	High	$3.04	$4.89	$11.41
	Low	$1.54	$1.90	$6.40
September 30	High	$1.81	$3.82	$9.34
	Low	$0.94	$2.60	$5.79
December 31	High	$1.15	$3.24	$8.52
	Low	$0.43	$2.43	$6.37

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

Holders of our Common Stock

As of March 18, 2019, there were approximately 195 stockholders of record of our common stock. This number does not include shares held by brokerage clearing houses, depositories or others in unregistered form. The stock transfer agent for our securities is Empire Stock Transfer, Inc., 1859 Whitney Mesa Drive, Henderson, Nevada 89014.

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

The following graph shows a comparison from January 1, 2013 through December 31, 2018, of the cumulative total return for our common stock, the NASDAQ Composite Index, and a group of peer group companies similarly situated. Such returns are based on historical results and are not intended to suggest future performance. Data for The NASDAQ Composite Index and the peer group assumes an investment of $100 on January 1, 2013 and reinvestment of dividends. We have never declared or paid cash dividends on our capital stock nor do we anticipate paying any such cash dividends in the foreseeable future.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth the aggregate information of our equity compensation plans in effect as of December 31, 2018:

Plan	Number of Securities to be Issued upon Exercise of Outstanding Options and Rights	Weighted Average Exercise Price of Outstanding Options and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in first column

Equity Compensation Plans approved by security holders - 2010 Stock Incentive Plan	30,000	$7.20	-

Equity Compensation Plans approved by security holders - 2011 Stock Incentive Plan	65,000	$6.64	-

Equity Compensation Plans approved by security holders - 2014 Stock Incentive Plan	891,621	$1.07	-

Equity Compensation Plans approved by security holders - 2016 Stock Incentive Plan	636,000	$6.47	-

Equity Compensation Plans approved by security holders - 2017 Stock Incentive Plan	2,245,000	$4.43	2,755,000
	3,867,621		2,755,000

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

During the year ended December 31, 2017, employees and members of the Board of Directors exercised options into 964,525 shares of common stock of the Company. During the year ended December 31, 2017, the Company granted options to acquire 1,900,000 shares of common stock to employees, executives and members of the Board of Directors.

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

During the year ended December 31, 2018, the Company granted options to acquire 340,000 shares of common stock to employees, executives and members of the Board of Directors.

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

On July 6, 2018, we, as borrower, entered into a Loan Agreement with a fund managed by Arosa Capital Management LP (“Arosa”), as lender, providing for a term loan (the “Arosa Loan”) in the principal amount of $6.1 million (the “Loan Agreement”), which was subsequently increased to $7.8 million. We paid off the Arosa Loan on December 31, 2018. In accordance with the Loan Agreement, we issued Arosa a warrant to purchase 5,000,358 shares of common stock of the Company at an exercise price of $2.00 per share, which was subsequently reduced to $1.25, exercisable in cash only for a period of five years. Since July 6, 2018, we issued Arosa an additional warrant to acquire 108,768 shares of common stock at an exercise price of $1.596, which was subsequently reduced to $1.25, on October 1, 2018. As a result of our August 2018 public offering including the over-allotment, we issued to Arosa an additional warrant to purchase 1,143,200 shares of common stock at an exercise price of $1.21. The Company issued Arosa a Warrant to purchase 894,821 shares of common stock exercisable at $1.25 per share upon the closing of the Marathon financing. Pursuant to the warrant, Arosa may not exercise such warrant if such exercise would result in Arosa beneficially owning in excess of 9.99% of our then issued and outstanding common stock. On November 28, 2018, in consideration for consenting to the Company selling certain battery cells to Duke Energy, which served as collateral for Arosa Opportunistic Fund LP (“Arosa”) under a Loan Agreement, dated as of July 8, 2018, as amended, for $7.8 million, the Company entered into a Limited Consent, Waiver and Release with Arosa pursuant to which the Company issued Arosa 2,000,000 shares of common stock and restruck the exercise price of  warrants previously issued to Arosa to $1.25 per share.

On December 31, 2018, the Company entered into a Credit Agreement (the “Credit Agreement”), among the Company, as borrower, Marathon Asset Management, LP, on behalf of certain entities it manages, as lenders (collectively, with their permitted successors and assignees, the “Lenders”), and Wilmington Trust, National Association, as the agent (“Wilmington”).  The Credit Agreement provided the Company with a $10 million tranche of term loans and a $25 million tranche of term loans which may be re-borrowed following repayment. In accordance with the Credit Agreement, the Company issued each Lender a Common Stock Purchase Warrant to purchase, in the aggregate, 8,053,390 shares of common stock of the Company at an exercise price of $1.25 per share exercisable in cash only for a period of three years and then for cash or cashless thereafter (collectively, the “Initial Warrants”). Until the later of the repayment of all obligations owed to the Lenders or two years from the closing date, the Company will be required to issue additional Common Stock Purchase Warrants (the “Additional Warrants”) to the Lenders equal to 10%, in the aggregate, of any additional issuance, subject to certain exceptions, on substantially the same terms and conditions of the Initial Warrants, except that (i) the applicable expiration date thereof shall be five years from the issuance date of the applicable warrant, (ii) the initial exercise price shall be a price equal to the price per share of common stock used in the relevant issuance multiplied by 110% and (iii) the holder shall be entitled to exercise the warrant on a cashless exercise at any time the warrant is exercisable.

Commencing February 11, 2019, the Company entered into and closed Subscription Agreements with accredited investors (the “February 2019 Accredited Investors”) pursuant to which the February 2019 Accredited Investors purchased 1,499,684 shares of the Company’s common stock for a purchase price of $1,365,000. If, prior to the six month anniversary, the Company issues shares of its common stock for a purchase price per share less than the purchase price paid by the February 2019 Accredited Investors subject to standard carve-outs (a “Down Round”), the Company will issue additional shares of common stock (for no additional consideration) to the February 2019 Accredited Investors such that the effective purchase price per share is equal to the purchase price per share paid in the Down Round. Benjamin Samuels and Gerald Budde, directors of the Company, acquired 841,928 and 26,310 shares of common stock, respectively, as part of this offering, provided, however, their per share purchase was $0.9501, which was above the closing price the date prior to close and they did not receive the Down Round protection.

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

ITEM 6. SELECTED FINANCIAL DATA

YEARS ENDED DECEMBER 31,	2018	2017	2016
OPERATING SUMMARY
Sales	$763,173	$10,038,460	$6,414,800
Net loss	$(36,502,316)	$(41,216,788)	$(19,555,868)
Net loss attributable to common stockholders per share – basic and diluted	$(0.74)	$(1.06)	$(0.78)
Shares used in per share calculation	50,377,909	38,755,796	25,201,261

FINANCIAL POSITION SUMMARY
Total assets	$11,804,773	$16,504,293	$10,239,793
Cash and cash equivalents	$1,512,750	$4,069,477	$469,570
Total current assets	$6,369,232	$10,696,276	$3,916,668
Total current liabilities	$18,915,137	$11,282,848	$4,334,390
Net working capital	$(12,545,905)	$(586,572)	$(417,722)
Stockholders’ equity (deficit)	$(15,422,443)	$3,511,564	$3,816,974)
Common stock outstanding	58,270,934	41,529,181	27,578,864

CASH FLOW SUMMARY
Net cash used by operations	$(21,754,133)	$(38,662,541)	$(19,034,163)
Net cash used by investing activities	$(18,422)	$(143,355)	$(528,095)
Net cash provided by financing activities	$19,215,828	$42,405,803	$12,354,665
Net increase (decrease) in cash and equivalents	$(2,566,727)	$3,599,907	$(7,207,593

Note: Share and per share data adjusted for reverse stock split

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our consolidated financial statements and the related notes that appear elsewhere in this Annual Report on Form 10-K

Overview and 2018 Highlights

We are a technology company focused on providing sustainable and cost-effective solutions to the commercial transportation sector. As an American manufacturer, we design and build high performance battery-electric vehicles and aircraft that make movement of people and goods more efficient and less harmful to the environment. As part of our solution, we also develop cloud-based, real-time telematics performance monitoring systems that enable fleet operators to optimize energy and route efficiency. Although we operate as a single unit through our subsidiaries, we approach our development through two divisions, Automotive and Aviation. We are currently focused on our core competency of bringing the N-GEN electric cargo van to market and fulfilling our existing backlog of orders. We are also exploring other opportunities in monetizing our intellectual property which could include a sale, license or other arrangement of assets that are outside of our core focus.

Workhorse electric delivery vans are currently in production and are in use by our customers on U.S. roads. Our delivery customers include companies such as UPS, FedEx Express, Alpha Baking and W.B. Mason. Data from our in-house developed telematics system demonstrates our vehicles on the road are averaging approximately a 500% increase in fuel economy as compared to conventional gasoline-based trucks of the same size and duty cycle.

In addition to improved fuel economy, we anticipate that the performance of our vehicles on-route will reduce long-term vehicle maintenance expense by approximately 50% as compared to fossil-fueled trucks.

We are an OEM capable of manufacturing Class 3-6 commercial-grade, medium-duty truck chassis at our Union City, Indiana facility, marketed under the Workhorse® brand. All Workhorse last mile delivery vans are assembled in the Union City assembly facility.

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

Our goal is to continue to increase sales and production, while executing on our cost-down strategy to a point that will enable us to achieve gross margin profitability of the last mile-delivery van platform. As a key strategy, we have developed the Workhorse N-GEN platform, which has been accelerated from our development efforts on the USPS NGDV program.

The Workhorse N-GEN electric cargo van platform will be available in multiple size configurations, 450, 700 and 1,000 cubic feet. We intend to initiate the launch with the 450 cubic foot configuration where it is designed to compete with the Sprinter, Transit and RAM gasoline/diesel trucks in the commercial sector with an emphasis on last-mile delivery and other service-oriented businesses, such as telecom. This ultra-low floor platform incorporates state-of-the-art safety features, economy and performance: we expect these vehicles to achieve a fuel economy of approximately 60 MPGe and offer fleet operators the most favorable total cost-of-ownership of any comparable vehicle available today. We believe we are the first American OEM to market a U.S. built electric cargo van, and early indications of fleet interest are significant. We expect the N-GEN trucks will be supported by our Ryder Systems partnership. Using N-GEN light duty prototypes, we delivered over 100,000 packages in San Francisco and Ohio during our testing. During the period we achieved 50 MPGe and successfully demonstrated the role the vehicle can have in last mile delivery.

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

The FAA to-date has granted 14 separate Experimental Airworthiness Certifications, registered as N834LW, for the aircraft. These certifications come after an extensive design review and inspection of the aircraft with each renewed certificate.

In November 2018, Workhorse signed cooperative research and development agreement with a branch of the U.S. Military to test SureFly with a specific focus on military applications. This further expands the potential market for the aircraft.

We are continuing with our efforts to consummate a sale of the SureFly business although we cannot guarantee that we will be successful in such efforts.

Executive Team Changes

On January 30, 2019, Stephen S. Burns, Chief Executive Officer and a member of the Board of Directors (the “Board”) of the Company, resigned as Chief Executive Officer and as a member of the Board, effective immediately. Mr. Burns will serve the Company as a consultant pursuant to a Services Agreement between Mr. Burns and the Company dated as of February 4, 2019 (the “Services Agreement”).

On February 4, 2019, the Company announced the appointment of Duane Hughes as Chief Executive Officer and a member of the Board effective February 4, 2019. Mr. Hughes previously served as the Company’s President and Chief Operating Officer. Prior to joining the Company, Mr. Hughes served as Chief Operating Officer of Cumulus Interactive Technologies Group (“Cumulus ITG”). Prior to joining Cumulus ITG, Mr. Hughes served in senior management positions with Gannett Co., Inc., including as Vice President of Sales and Operations for Gannett Media Technologies International.

There is no understanding or arrangement between Mr. Hughes and any other person pursuant to which Mr. Hughes was selected as a director of the Company. Mr. Hughes does not have any family relationship with any director, executive officer or person nominated or chosen by us to become a director or an executive officer.  Since January 1, 2018, Mr. Hughes has not had a direct or indirect material interest in any transaction or proposed transaction, in which the Company was or is a proposed participant exceeding $120,000.

In connection with his appointment as Chief Executive Officer, the Company entered into an amended and restated retention agreement (the “Retention Agreement”) with Mr. Hughes effective February 4, 2019. Pursuant to the Retention Agreement, Mr. Hughes will receive a base salary of $350,000 per year and will be eligible to receive a target performance bonus equal to 50% of his base salary with the potential to increase to 100% or 150% of his base salary assuming pre-determined milestones are met as determined by the Board. Mr. Hughes will also receive a $25,000 signing bonus as well as a $25,000 bonus upon the Company raising $10 million in financing. The Company also granted an option to purchase 1,000,000 shares of the Company’s common stock that will vest over a three-year period. The stock option award was granted under the Company’s 2017 Incentive Stock Plan with an exercise price equal to $0.97. The shares subject to such options will vest over three years in equal quarterly installments commencing March 31, 2019.

In the event Mr. Hughes is terminated without cause or resigns for good reason (as such terms are defined in the Retention Agreement), he will be entitled to severance payments in an amount equal to his base salary plus a prorated portion of his target performance bonus. In addition, any outstanding equity awards will immediately accelerate and vest. The Company will also continue to pay the employer portion of the COBRA premium cost for up to twelve months. In the event Mr. Hughes is terminated without cause or resigns for good reason within twelve months following a change in control of the Company (as such term is defined in the Retention Agreement) he shall be entitled to severance benefits described above.

In connection with his appointment as Chief Executive Officer, on February 4, 2019, the Company entered into a letter agreement (the “Director Agreement”) with Mr. Hughes setting forth certain terms of his appointment as director of the Company. The Director Agreement provides that Mr. Hughes will receive an annual fee of $40,000 as consideration for his service as a director.  Additionally, the Company granted Mr. Hughes options to purchase 50,000 shares of the Company’s common stock at $0.97 per share. The options will expire ten years from the vesting period with 10,000 options vesting immediately and 4,000 every June 30 and December 31 thereafter.

Under the Services Agreement, Mr. Burns will provide consulting services to the Company for a term of one year and will receive a consulting fee of $27,083 per month. The Company also granted Mr. Burns an option to purchase 1,000,000 shares of the Company’s common stock which vested immediately. The stock option award was granted under the Company’s 2017 Incentive Stock Plan with an exercise price equal to $0.97.

On February 19, 2019, the Company announced the appointment of Robert Willison as Chief Operating Officer effective February 18, 2019. Mr. Willison previously served as Director of Fleet Technology for Sysco Corporation. Prior to joining Sysco, Mr. Willison served as the Company’s Director of Research and Development from 2016 until 2018. Prior to joining the Company, Mr. Willison served as a Partner and Chief Technology Officer for Räv Technology LLC from 2014 until 2016. Prior to joining Räv Technology, Mr. Willison served as Director of International Operations and New Business Development for PDi Communication Systems.

Mr. Willison does not have any family relationship with any director, executive officer or person nominated or chosen by us to become a director or an executive officer.  Since January 1, 2018, Mr. Willison has not had a direct or indirect material interest in any transaction or proposed transaction, in which the Company was or is a proposed participant exceeding $120,000.

In connection with his appointment as Chief Operating Officer, the Company entered into a retention agreement (the “Retention Agreement”) with Mr. Willison effective February 18, 2019. Pursuant to the Retention Agreement, Mr. Willison will receive a base salary of $250,000 per year and will be eligible to receive a target performance bonus equal to 50% of his base salary with the potential to increase to 100% or 150% of his base salary assuming pre-determined milestones are met as determined by the Board. Subject to the approval by the Company’s shareholders of the Company’s 2019 Stock Incentive Plan, the Company will grant an option to purchase 400,000 shares of the Company’s common stock that will vest over a four-year period in equal quarterly installments commencing in the quarter in which the 2019 Stock Incentive Plan is approved. The stock option award will be granted under the Company’s 2019 Incentive Stock Plan with an exercise price equal to the closing price of the Company’s common stock on the date of shareholder approval of the 2019 Incentive Stock Plan.

In the event Mr. Willison is terminated without cause or resigns for good reason (as such terms are defined in the Retention Agreement), he will be entitled to severance payments in an amount equal to his base salary plus a prorated portion of his target performance bonus. In addition, any outstanding equity awards will immediately accelerate and vest. The Company will also continue to pay the employer portion of the COBRA premium cost for up to twelve months. In the event Mr. Willison is terminated without cause or resigns for good reason within twelve months following a change in control of the Company (as such term is defined in the Retention Agreement) he shall be entitled to severance benefits described above.

The foregoing summary description of the Retention Agreement does not purport to be complete and is subject to, and qualified in its entirety by, the full text of the agreement, a copy of which is filed as Exhibit 10.1 hereto and incorporated by reference herein.

On February 19, 2019 the Company issued a press release regarding Mr. Willison’s appointment. The press release is filed with this report on Form 8-K as Exhibit 99.1 and is incorporated herein by reference.

Results of Operations

Our condensed consolidated statement of operations data for the period presented follows:

	Years Ended December 31,
	2018	2017

Net sales	$763,173	10,038,460

Cost of sales	7,981,413	24,399,363
Warranty expense	7,972,152	117,500
Gross loss	(15,190,392)	(14,478,403)

Operating expenses
Selling, general and administrative	11,485,482	8,820,211
Research and development	7,391,693	17,737,737
Total operating expenses	18,877,175	26,557,948

Interest expense, net	2,434,749	180,437

Net loss	$(36,502,316)	$(41,216,788)

Net loss attributable to common stockholders per share - basic and diluted	$(0.74)	$(1.06)

Weighted average number of common shares outstanding	50,377,909	38,755,796

Revenue

Sales for the years ended December 31, 2018 and 2017 were $0.8 million and $10.0 million, respectively. The net sales decrease was primarily due to a decrease in volume of trucks sold due to strategic shift to development of the N-GEN platform.

Cost of Sales

Cost of sales for the years ended December 31, 2018 and 2017 were $8.0 million and $24.4 million, respectively. The cost of sales decrease was primarily due to a decrease in volume of trucks sold due to strategic shift to development of the N-GEN platform.

Warranty Expense

Warranty expenses for the years ended December 31, 2018 and 2017 were $8.0 million and $0.1 million, respectively. The increase during the current year relates to issues with certain battery packs in our 2016 and 2017 E-Series trucks. During the fourth quarter of 2018, the battery pack monitoring software indicated that some of the battery packs were not performing at expected levels. Some vehicles have undergone replacement of battery pack components. The Company is continuing to investigate the issue and has found specific quality issues with components from certain vendors. $6.9 million of the expense was recorded in the fourth quarter to increase the warranty accrual at year-end. The accrual includes coverage for labor and transportation and excludes any contribution from related vendors.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses during year ended December 31, 2018 were $11.5 million, an increase from $8.8 million for the year ended December 31, 2017. The SG&A expense increase primarily related to higher marketing and advertising costs of approximately $1.6 million, investment banking related fees of approximately $0.7 million and legal settlement costs of $0.4 million. This was partially offset by lower consulting fees of approximately $0.4 million.

Research and Development Expenses

Research and development (“R&D”) expenses during the year ended December 31, 2018 were $7.4 million, a decrease from $17.7 million for the year ended December 31, 2017. The decrease in R&D expenses is due to the decrease in prototype and consulting expenses for the USPS, NGDV and SureFly.

Interest Expenses

Interest expenses during the year ended December 31, 2018 and December 31, 2017 were $2.4 million and $0.2 million, respectively. The increase during 2018 was primarily due to cash interest and the amortization of debt issuance costs and discounts associated with the Arosa Loan as well as the amortization of the discount associated with the Senior Secured Notes.

Liquidity and Capital Resources

Cash Requirements

From inception, we have financed our operations primarily through sales of equity securities. We have utilized this capital in our research and development of five truck-based platforms (i.e., E-GEN, E-100, W-15 Pickup Truck, USPS Prototype and N-GEN) and two aviation platforms (HorseFly and SureFly) and to fund designing, building and delivering our vehicles to our customer base and for working capital purposes.

As of December 31, 2018, we had approximately $1.5 million in cash, cash equivalents and short-term investments, compared to approximately $4.1 million as of December 31, 2017, a decrease of $2.6 million. The decrease in cash and cash equivalents was primarily attributable to the operating loss for the period partially offset by the issuance of common stock during the period.

On December 31, 2018, the Company entered into a Credit Agreement (the “Credit Agreement”), among the Company, as borrower, Marathon Asset Management, LP, on behalf of certain entities it manages, as lenders (collectively, with their permitted successors and assignees, the “Lenders”), and Wilmington Trust, National Association, as the agent (“Wilmington”).  The Credit Agreement provided the Company with a $10 million tranche of term loans (the “Tranche One Loans”) which may not be re-borrowed following repayment and (ii) a $25 million tranche of term loans which may be re-borrowed following repayment (the “Tranche Two Loans” together with the Tranche One Loans, the “Loans”). The Company used the proceeds for the Tranche One Loans (x) to pay off a loan provided by Arosa Opportunistic Fund LP (“Arosa”) in the principal amount of $7.8 million plus interest and (y) for working capital purposes. Draws from the Tranche Two Loans will be used in connection with vehicle production and are subject to the Company’s receipt of purchase orders. The Company’s ability to borrow amounts under the Credit Agreement is conditioned upon its compliance with specified covenants, including certain reporting covenants and financial covenants that, in addition to other items, require the Company to maintain (i) minimum liquidity of at least $4 million at all times on or after March 31, 2019, (ii) a maximum total leverage ratio (ratio of total debt borrowed by the Company to EBITDA for the four consecutive fiscal quarters most recently ended, subject to certain adjustments set forth in the Credit Agreement) not to exceed 4.50:1.00 on the last day of the quarter ended September 30, 2019, which total leverage ratio is adjusted for subsequent quarters as set forth in the Credit Agreement and (iii) a maximum debt service coverage ratio (ratio of EBITDA (for the four consecutive fiscal quarters most recently ended, subject to certain adjustments set forth in the Credit Agreement) to interest expense and payments for operating leases) not to exceed 1.25:1.00 on the last day of the quarter ended September 30, 2019, which debt service coverage ratio is adjusted for subsequent quarters as set forth in the Credit Agreement. In the event the Company breaches the total leverage ratio or the debt service coverage ratio covenants, the Company may cure such breach by raising capital through the sale of equity, which capital will be added on a dollar-for-dollar basis to the calculation of EBITDA for purposes of such test period to determine compliance with the financial covenant. In each consecutive four fiscal quarter period, equity cures can only be made for two fiscal quarters, and only four equity cures are allowed during the term of the Credit Agreement. The capital raised in connection with such equity cure must be used to repay the Loans. In addition, the Credit Agreement contains customary representations and warranties and customary affirmative and negative covenants. The Tranche One Loans, and both the drawn and undrawn portions of the Tranche Two Loan, will bear interest at a rate per annum (based on a year of 360 days) equal to LIBOR (as defined in the Credit Agreement) plus 7.625%, which interest is payable quarterly commencing April 5, 2019, as amended. The Credit Agreement contains customary events of default, including for non-payment, misrepresentation, breach of covenants, defaults under other material indebtedness, material adverse change, bankruptcy, change of control and material judgments. The Loans mature on the third anniversary of the closing date. The Company is required to repay a portion of the Tranche One Loans with $500,000 installment payments on each of June 30, 2020, December 31, 2020 and June 30, 2021. Upon the occurrence and during the continuance of an event of default, the Lenders may declare all outstanding amounts thereunder immediately due and payable and may terminate commitments to make any additional advances under the Tranche Two Loans. The Tranche Two Loans are required to be prepaid in an amount equal to the payments received from the subject purchase orders. The Company is also obligated to repay the Loans with a specified percentage of the net cash proceeds the Company receives in connection with certain dispositions of assets, casualty events, incurrences of debt and any issuances of capital stock (other than issuances of capital stock during the first 9 months after closing). The Company is required to prepay the Loans utilizing 100% of the net proceeds from any casualty event or the issuance or incurrence of debt and 50% of the net proceeds from any disposition. If the Company receives net cash proceeds from the issuance of capital stock after the nine-month anniversary of the closing date, the Company is required to prepay the Loans utilizing 35% of the net cash proceeds from such issuance. With limited exceptions, if the Company prepays any portion of the Tranche One Loans or the Tranche Two Loans (with the concomitant termination of the portion of the commitments under the Tranche Two Loans that is repaid) during the 12 months following the closing date, it is required to pay 100% of the interest that would have been due on such prepaid Loans if the prepaid amounts had been outstanding for a period of 12 months after the date of prepayment. If such prepayment occurs during the period beginning after the 12 month anniversary of the closing date and continuing through the 18 month anniversary of the closing date, the Company is required to pay 50% of the interest that would have been due on such prepaid Loans for the 12 month period following the date of such prepayment on a prorated basis. The Company, the Company’s subsidiaries and Wilmington, as agent for the Lenders, entered into a Security Agreement, a Pledge Agreement and a Guarantee, among other loan documents, providing that the Company’s obligations to the Lenders are secured by a first priority security interest in substantially all of the Company’s and its subsidiaries’ tangible and intangible assets including the Company’s real property located in Loveland, Ohio and Union City, Indiana. On March 13, 2019, the Company and the Lenders entered into the First Amendment, Waiver and Consent to Credit Agreement, which, among other items, adjusted the interest payment date to the fifth day of January, April, July and October.

We believe our existing capital resources, including our new Marathon Credit Facility, will be sufficient to support our current and projected funding requirements into the second quarter of 2019. Additional funding will be required.

Our operations will require significant additional funding for the foreseeable future. Unless we are able to generate a sufficient amount of revenue and reduce our costs, we expect to finance future cash needs through public and/or private offerings of equity securities and/or debt financings. With the exception of contingent and royalty payments that we may receive under our existing collaborations, we do not currently have any committed future funding. To the extent we raise additional capital by issuing equity securities, our stockholders could at that time experience substantial dilution. Any debt financing that we are able to obtain may involve operating covenants that restrict our business.

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

For the years ended December 31, 2018 and 2017, we maintained an investment in a bank money market fund. Cash in excess of immediate requirements is invested with regard to liquidity and capital preservation. Wherever possible, we seek to minimize the potential effects of concentration and degrees of risk. We will continue to monitor the impact of the changes in the conditions of the credit and financial markets to our investment portfolio and assess if future changes in our investment strategy are necessary.

Summary of Cash Flows

	2018	2017

Net cash used in operating activities	$(21,754,133)	$(38,662,441)
Net cash used in investing activities	$(18,422)	$(143,355)
Net cash provided by financing activities	$19,215,828	$42,405,803

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

During the year ended December 31, 2018 and 2017, cash used in operating activities was $21.8 million and $38.7 million, respectively. The decrease in net cash used in operations in 2018 as compared to 2017 was mainly due to a lower net loss for the period as well as increases in inventory and warranty reserves and accrued liabilities.

Cash Flows from Financing Activities

During the years ended December 31, 2018 and 2017, net cash provided by financing activities was $19.2 million and $42.4 million, respectively. Cash flows from financing activities during the year ended December 31, 2018 consisted primarily of shares issued related to the Company’s August 2018 Offering with National Securities, the Cowen Agreement, the April 2018 closed Subscription Agreements and the Marathon Credit Facility. Cash flows from financing activities for the period ended December 31, 2017 consisted primarily of a net $37.0 million from a public stock offering.

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

Federal Tax Credit Qualification by the IRS

The Company has been qualified by the IRS for a vehicle federal tax credit of up to $7,500 on vehicles whose gross vehicle rate weighting is less than 14,000 lbs. The Company joins a list of plug-in electric drive motor vehicle manufacturers, including Ford Motor Company, General Motors Corporation, Tesla, Toyota, and 13 EV manufacturers in all, qualifying purchasers for up to a $7,500 tax credit when purchasing an electric vehicle.

Additionally, many states offer additional sales tax exemptions and zero emission tax credits of up to $5,000 that can also be applied to the purchase.

California Air Resources Board Approval

On February 20, 2013, CARB approved the Company’s E-100 all-electric commercial truck for sale in the state of California. Most other states use this approval for sale of vehicles in their state.

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

Property and depreciation

Property and equipment is recorded at cost. Depreciation is provided on the straight-line over the estimated useful lives of the respective assets.

Income taxes

As no taxable income has occurred from the date of this merger to December 31, 2018, cumulative deferred tax assets of approximately $29.6 million are fully reserved, and no provision or liability for federal or state income taxes has been included in the financial statements. Carryover amounts are:

Approximate net operating loss ($ millions)	Carryover to be used against taxable income generated through year

4.0	2030
6.7	2031
3.9	2032
4.6	2033
6.0	2034
8.9	2035
17.9	2036
38.5	2037
23.5	indefinite

Research and development costs

Research and development costs are expensed as they are incurred. Research and development expense incurred was approximately $7.4 million and $17.7 million for the years ended December 31, 2018 and 2017, respectively, consisting of consulting, payroll and payroll taxes, engineering, purchased supplies, legal fees, parts and small tools.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. Some of the securities in which we invest may have market risk. This means that a change in prevailing interest rates may cause the fair value amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing interest rate later rises, the market value amount of our investment will decline. To minimize this risk, we maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including money market funds and government and non-government debt securities and the maturities of each of these instruments is less than one year. In 2018, we maintained an investment portfolio primarily in money market funds. Due to the primarily short-term nature and low interest rate yields of these investments, we believe we do not have a material exposure to interest rate risk and market risk arising from our investments. Therefore, no quantitative tabular disclosure is provided.

We have operated primarily in the United States. Accordingly, we have not had any significant exposure to foreign currency rate fluctuations.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Workhorse Group Inc.

Opinion on internal control over financial reporting

We have audited the internal control over financial reporting of Workhorse Group Inc. (a Nevada corporation) and subsidiaries (the “Company”) as of December 31, 2018, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, because of the effect of the material weaknesses described in the following paragraph on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2018, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

A material weakness is a control deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses have been identified and included in management’s assessment:

•	The Company has not established adequate financial reporting monitoring activities to mitigate the risk of accounting errors.

•	The lack of a fully implemented automated financial reporting system caused over reliance on manual entries.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2018, and our report dated March 18, 2019 expressed an unqualified opinion on those financial statements.

Basis for opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report On Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

Other information

We do not express an opinion or any other form of assurance on the Company’s remediation plan disclosed as part of Management’s Report on Internal Control.

/s/ GRANT THORNTON LLP

Cincinnati, Ohio

March 18, 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Workhorse Group Inc.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheet of Workhorse Group Inc. (a Nevada corporation) and subsidiaries (the “Company”) as of December 31, 2018, the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for the year ended December 31, 2018, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018, and the results of its operations and its cash flows for the year ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated March 18, 2019 expressed an adverse opinion.

Going concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company incurred a net loss of $36,502,316 during the year ended December 31, 2018, and as of that date, the Company’s current liabilities exceeded its current assets by $12,545,905 and its total liabilities exceeded its total assets by $15,422,443. These conditions, along with other matters as set forth in Note 1, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2018.

Cincinnati, Ohio

March 18, 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Workhorse Group, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Workhorse Group, Inc. (the Company) as of December 31, 2017 as restated, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows, as restated for the year ended December 31, 2017, and the related notes (collectively referred to as the financial statements) as restated. In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017, and the results of its operations and its cash flows for each of the year ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

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

We had served as the Company’s auditor since 2007.

Cincinnati, Ohio

March 14, 2018 (May 8, 2018 as to the effect of the restatement)

RESULTS THROUGH REMARKABLE RELATIONSHIPS

Workhorse Group, Inc.

Consolidated Balance Sheets

December 31, 2018 and 2017

	2018	2017
Assets

Current assets:
Cash and cash equivalents	$1,512,750	$4,069,477
Accounts receivable, less allowance for doubtful accounts of $0 at December 31, 2018 and 2017	-	1,013,423
Lease receivable current	48,271	45,300
Inventory	2,533,616	4,621,942
Prepaid expenses and deposits	2,274,595	946,134
	6,369,232	10,696,276

Property, plant and equipment, net	5,237,451	5,596,013
Lease receivable long-term	198,090	212,004

	$11,804,773	$16,504,293

Liabilities and Stockholders’ Equity (Deficit)

Current liabilities:
Accounts payable	$4,340,463	$5,657,771
Accrued liabilities	3,946,386	284,115
Warranty liability	7,058,769	142,560
Warrant liability	1,822,819	-
Customer deposits	406,000	54,405
Duke financing obligation	1,340,700	-
Current portion of long-term debt	-	381,497
	18,915,137	6,520,348

Principal amount of notes payable	-	5,750,000
Less unamortized discount and debt issuance costs	-	987,500
Notes payable less unamortized discount and debt issuance costs	-	4,762,500

Long-term debt	8,312,079	1,709,881
Stockholders’ equity (deficit):
Series A preferred stock, par value of $.001 per share 75,000,000 shares authorized, 0 shares issued and outstanding at December 31, 2018 and December 31, 2017	-	-
Common stock, par value of $.001 per share 100,000,000 shares authorized, 58,270,934 shares issued and outstanding at December 31, 2018 and 41,529,181 shares issued and outstanding at December 31, 2017	58,271	41,529
Additional paid-in capital	126,076,782	107,760,036
Accumulated deficit	(141,557,496)	(104,290,001)
	(15,422,443)	3,511,564

	$11,804,773	$16,504,293

See accompanying notes to the consolidated financial statements.

Workhorse Group, Inc.
Consolidated Statements of Operations
For the Years Ended December 31, 2018 and 2017

	2018	2017

Net sales	$763,173	10,038,460

Cost of sales	7,981,413	24,399,363
Warranty expense	7,972,152	117,500
Gross loss	(15,190,392)	(14,478,403)

Operating expenses
Selling, general and administrative	11,485,482	8,820,211
Research and development	7,391,693	17,737,737
Total operating expenses	18,877,175	26,557,948

Interest expense, net	2,434,749	180,437

Net loss	$(36,502,316)	$(41,216,788)

Deemed dividend – September 2017 Warrants	765,179	-

Net loss attributable to common stockholders	(37,267,495)	(41,216,788)
Net loss attributable to common stockholders per share - basic and diluted	$(0.74)	$(1.06)

Weighted average number of common shares outstanding	50,377,909	38,755,796

See accompanying notes to the consolidated financial statements.

Workhorse Group, Inc.
Consolidated Statement of Stockholders’ Equity (Deficit)
December 31, 2018 and 2017

	Common Stock		Series A Preferred Stock		Additional		Total Stockholders’
	Number of Shares	Amount	Number of Shares	Amount	Paid-in Capital	Accumulated Deficit	Equity (Deficit)
Balance as of December 31, 2016	27,578,864	$27,579	$-	$-	$66,862,608	$(63,073,213)	$3,816,974
Issuance of common stock	12,966,712	12,967	-	-	37,029,501	-	37,042,468
Stock options and warrants exercised	581,358	581	-	-	906,598	-	907,179
Issuance of Common Stock in exchange for future services	130,000	130	-	-	493,870	-	494,000
Conversion of accounts payable	272,247	272	-	-	1,034,267	-	1,034,539
Share based compensation for the year ended December 31, 2017	-	-	-	-	1,433,192	-	1,433,192
Net loss from operations, the year ended December 31, 2017	-	-	-	-	-	(41,216,788)	(41,216,788)
Balance as of December 31, 2017	41,529,181	$41,529	$-	$-	$107,760,036	$(104,290,001)	$3,511,564
Issuance of common stock	14,614,500	14,614	-	-	16,105,698	-	16,120,312
Stock options and warrants exercised	44,643	45	-	-	90,020	-	90,065
Exchange offer – 2017 Warrants – deemed dividend					765,179	(765,179)	-
Exchange offer – 2017 Warrants	1,968,736	1,969	-	-	(1,969)	-	-
Conversion of accounts payable	113,874	114	-	-	298,236	-	298,350
Share based compensation for the year ended December 31, 2018	-	-	-	-	1,059,582	-	1,059,582
Net loss from operations, the year ended December 31, 2018	-	-	-	-	-	(36,502,316)	(36,502,316)
Balance as of December 31, 2018	58,270,934	$58,271	$-	$-	$126,076,782	$(141,557,496)	$(15,422,443)

See accompanying notes to the consolidated financial statements.

Workhorse Group, Inc.

Consolidated Statements of Cash Flows

For Years Ended December, 2018 and 2017

	2018	2017

Cash flows from operating activities:
Net loss	$(36,502,316)	$(41,216,788)
Adjustments to reconcile net loss from operations to cash used by operations:
Depreciation	348,339	549,973
Amortized discount and debt issuance costs on Senior Secured Notes	987,500	-
Amortization of Arosa Loan issuance cost	3,610,589	-
Change in fair value of common stock warrant liability	(2,683,470)	-
Stock based compensation	1,059,582	1,433,192
Write down of inventory	2,488,100	-
Loss on sale of asset	28,645	-
Effects of changes in operating assets and liabilities:
Accounts receivable	1,024,366	(223,133)
Inventory	(399,774)	(2,157,107)
Prepaid expenses and deposits	(1,328,461)	(196,971)
Accounts payable and accrued liabilities	2,399,877	3,140,313
Warranty	6,916,209	-
Accounts payable, related parties	(54,914)	(46,425)
Customer deposits	351,595	54,405

Net cash used by operations	(21,754,133)	(38,662,541)

Cash flows from investing activities:
Capital expenditures	(23,222)	(143,355)
Proceeds from sale of fixed assets	4,800	-

Net cash used by investing activities	(18,422)	(143,355)

Cash flows from financing activities:
Proceeds from notes payable	-	4,762,500
Payments on notes payable	(5,750,000)	-
Proceeds from Duke financing arrangement	1,340,700	-
Proceeds from advances	-	26,732
Proceeds from long-term debt	17,800,000	-
Payments on long-term debt	(9,891,378)	(76,572)
Loan issue costs	(792,221)	-
Shareholder advances, net of repayments	-	-
Issuance of common stock	16,418,662	37,042,468
Exercise of warrants and options	90,065	650,675

Net cash provided by financing activities	19,215,828	42,405,803

Change in cash and cash equivalents	(2,556,727)	3,599,907

Cash at the beginning of the period	4,069,477	469,570
Cash at the end of the period	$1,512,750	$4,069,477

Cash paid for interest was $1,128,470 and $104,621 for the years ended December 31, 2018 and 2017, respectively.

Supplemental disclosure of non-cash activities:

During the year ended December 31, 2018, the Company issued warrants to purchase common stock to Marathon in association with the Marathon Loan, which were valued at $965,747. The company recorded a provision for the warrant liability in accrued liabilities with the offset recorded as a debt discount against the Marathon Loan.

During the year ended December 31, 2018, the Company issued warrants to purchase common stock to Arosa in association with the Arosa Loan, which were valued at $3,540,542. The company recorded a provision for the warrant liability in accrued liabilities with the offset recorded as a debt discount against the Arosa Loan.

During the year ended December 31, 2018, the Company converted accounts payable of $298,350 to common stock of $114 and additional paid-in-capital of $298,236.

During the year ended December 31, 2017, a vendor converted an existing accounts payable liability of $1,034,539 into common stock. In addition, the company issued $494,000 in common stock in exchange for future services with modeling and mule services as well as future consulting services.

During the year ended December 31, 2017, converted $256,504 of shareholder advances into common stock.

See accompanying notes to the consolidated financial statements.

Workhorse Group, Inc.

Notes to Consolidated Financial Statements

1.	SUMMARY OF BUSINESS AND SIGNIFICANT ACCOUNTING PRINCIPLES

The following accounting principles and practices are set forth to facilitate the understanding of data presented in the condensed consolidated financial statements:

Nature of operations and principles of consolidation

Workhorse Group Inc. and its predecessor companies (“Workhorse”, the “Company”, “we”, “us” or “our”) is a technology company focused on providing sustainable and cost-effective solutions to the commercial transportation sector. As an American manufacturer, we design and build high performance battery-electric vehicles and aircraft that make movement of people and goods more efficient and less harmful to the environment. As part of our solution, we also develop cloud-based, real-time telematics performance monitoring systems that enable fleet operators to optimize energy and route efficiency. Although we operate as a single unit through our subsidiaries, we approach our development through two divisions, Automotive and Aviation. We are currently focused on our core competency of bringing the N-GEN electric cargo van to market and fulfilling our existing backlog of orders. We are also exploring other opportunities in monetizing our intellectual property which could include a sale, license or other arrangement of assets that are outside of our core focus.

The Company’s wholly owned subsidiaries include Workhorse Technologies Inc., Workhorse Motor Works Inc. and Workhorse Properties Inc.

Basis of presentation

The financial statements have been prepared on a going concern basis, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has limited revenues and a history of negative working capital and stockholders’ deficits. Our existing capital resources will be insufficient to fund our operations through the first half of 2019. Unless and until we are able to generate a sufficient amount of revenue, reduce our costs and/or enter a strategic relationship, we expect to finance future cash needs through public and/or private offerings of equity securities and /or debt financings. If we are not able to obtain additional financing and/or substantially increase revenue from sales, we will be unable to continue as a going concern. These conditions raise substantial doubt about the ability of the Company to continue as a going concern.

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

Accounts receivable

Accounts receivable consist of collectible amounts for products and services rendered. The Company carries its accounts receivable at invoice amount less an allowance for doubtful accounts. On a periodic basis, the Company evaluates its accounts receivable and establishes an allowance for doubtful accounts based on a history of past write-offs and collections and current credit conditions. The Company generally does not require collateral for accounts receivable. Sales to our top two customers totaled 0% and 33% for the year ended December 31, 2018 and 98% and 0% for the year ended December 31, 2017.

Lease Receivable

The Company’s leasing activities consist of the leasing of trucks which are classified as direct financing leases.  Revenue is recognized at the inception of the lease.  The leases have a term of eight years.  Future payments to be received on the leases are as follows:

2019	$48,271
2020	41,375
2021	41,375
2022	41,375
2023	41,375
Thereafter	32,590
$246,361

Inventory

Inventory is stated at the lower of cost or net realizable value. Manufactured inventories are valued at standard cost, and consist of raw materials, work in process and finished goods.

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

Buildings:	15 - 39 years
Leasehold improvements:	7 years
Software:	3 - 6 years
Equipment:	5 years
Vehicles and prototypes:	3 - 5 years

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

Common Stock - The Company has authorized 100,000,000 shares of common stock with a par value of $0.001 per share as of December 31, 2018.

Income taxes

As no taxable income has occurred from the date of this merger to December 31, 2018 cumulative deferred tax assets of approximately $29.6 million are fully reserved, and no provision or liability for federal or state income taxes has been included in the financial statements. Carryover amounts are:

Approximate net operating loss ($ millions)	Carryover to be used against taxable income generated through year

4.0	2030
6.7	2031
3.9	2032
4.6	2033
6.0	2034
8.9	2035
17.9	2036
38.5	2037
23.5	Indefinite

Research and development costs

The Company expenses research and development costs as they are incurred. Research and Development costs were approximately $7.4 million and $17.7 million for the years ended December 31, 2018 and 2017, respectively, consisting primarily of personnel costs for our teams in engineering and research, prototyping expense, and contract and professional services.

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

Stock based compensation

The Company accounts for its stock-based compensation in accordance with “Share-Based Payments” (codified in FASB ASC Topic 718 and 505). The Company recognizes in its consolidated statement of operations the grant-date fair value of stock options and warrants issued to employees and non-employees over the option or warrant’s vesting period.  The fair value is estimated on the date of grant using a Black-Scholes valuation model that uses assumptions concerning expected volatility, expected term, and the expected risk-free rate of return.  For the awards granted, the expected volatility was estimated by management as 50% based on results from other public companies in our industry.  The expected term of the awards granted was assumed to be the contract life of the option or warrant (one, two, three, five or ten years as determined in the specific arrangement).  The risk-free rate of return was based on market yields in effect on the date of each grant for United States Treasury debt securities with a maturity equal to the expected term of the award.

Subsequent events

The company has evaluated subsequent events for potential recognition and disclosures through the date the consolidated financial statements were filed.

2.	INVENTORY

As of December 31, 2018, and 2017, inventory consisted of the following:

	2018	2017
Raw materials	$4,319,637	$3,205,618
Work in process	702,079	1,416,324
Finished goods	-	-
	5,021,716	-
Less: Inventory reserve	2,488,100	-
	$2,533,616	$4,621,942

During the year ended December 31, 2018, the Company recorded an inventory reserve of approximately $2.5 million. The increase in reserve related to the Company’s strategic switch from the legacy E-GEN/E-100 platform to our N-GEN platform, which occurred in the fourth quarter of 2018. Certain raw materials and work in process were unique to the E-GEN/E-100 vehicles and cannot currently be repurposed. As such, the company recorded a reserve related to these items.

3.	REVENUE

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

Revenues related to repair and maintenance services are recognized over time as services are provided. Payment for used vehicles, services, and merchandise are typically received at the point when control transfers to the customer or in accordance with payment terms customary to the business.

Accounts Receivable

Credit is extended based upon an evaluation of the customer’s financial condition. Accounts receivable are stated at their estimated net realizable value. The allowance for doubtful accounts is based on an analysis of customer accounts and our historical experience with accounts receivable write-offs.

The Company has elected the following practical expedients allowed under ASU 2014-09:

●	Performance obligations are satisfied within one year from a given reporting date, consequently we omit disclosure of the transaction price apportioned to remaining performance obligations on open orders

Disaggregation of Revenue

Our revenues related to the following types of business were as follows for the periods ended December 31:

	Year Ended December 31,
	2018	2017

Automotive	$498,000	$10,038,460
Aviation	-	-
Other	265,173	-
Total revenues	$763,173	$10,038,460

Automotive Revenue – consists of sales of any of our E-GEN or E-100 platforms. We recognize revenue when control transfers upon shipment to customers in accordance with the new revenue standard as a sale.

Aviation – consists of sales of our SureFly multicopter. No sales have been recorded to date. We would recognize revenue when control transfers upon shipment to customers in accordance with the new revenue standard as a sale.

Other – consists of our former Delivery Service Protocol program, grant-related research work and non-warranty after-sales vehicle services. There were no significant changes to the timing or amount of revenue recognition as a result of our adoption of the new revenue standard.

4.	PROPERTY, PLANT AND EQUIPMENT, NET

Property, Plant and Equipment as of December 31, 2018 and 2017 consists of the following:

	2018	2017
Land	$700,000	$700,000
Buildings	5,900,000	5,900,000
Leasehold Improvements	19,236	19,225
Software	102,367	86,050
Equipment	836,646	829,742
Vehicles and prototypes	86,679	156,567
	7,644,928	7,691,584
Less accumulated depreciation	(2,407,477)	(2,095,571)
	$5,237,451	$5,596,013

5.	LONG-TERM DEBT

Long-term debt as of December 31, 2018 and 2017 consists of the following:

	December 31, 2018	December 31, 2017
Marathon Tranche I Loan, due December 31, 2021, interest only quarterly payments, variable interest rate of 10.4% as of December 31, 2018 (discount is based on warrant valuation of approximately 9.7%)	$10,000,000	$-
Marathon Credit Agreement unamortized discount and issuance costs	(1,687,921)	-
Net Marathon Credit Agreement	8,312,079
Senior Secured Notes, due July 6, 2018 (discount is based on imputed interest rate of 26%)	-	5,750,000
Less: unamortized discount and debt issuance costs on Senior Secured Notes	-	(987,500)
Net Senior Secured Notes	-	4,762,500
Secured mortgage payable, due November 2026, to Bank for 100 Commerce Drive building, interest rate 6.5%, due in monthly installments of $11,951, inclusive of principal and interest	-	1,741,378
Note payable, former building owner interest payment only due in monthly installments of $1,604 interest at 5.5%. A balloon payment of $350,000 plus unpaid interest due August 2018.	-	350,000
	8,312,079	6,853,878
Less current portion	-	5,143,997
Long-term debt	$8,312,079	$1,709,881

Aggregate maturities of long-term debt are as follows:

2019	-
2020	1,000,000
2021	9,000,000
2022	-
2023	-
Thereafter	-
10,000,000

On December 26, 2017, as part of its initial efforts to spin-off Surefly Inc., the Company entered into a Securities Purchase Agreement with several existing institutional investors (the “Spin-Off Investors”) pursuant to which the Company issued original issue discount Senior Secured Notes in the aggregate principal amount of $5,750,000 in consideration of gross proceeds of $5,000,000 paid by the Spin-Off Investors. The loan was convertible into Surefly Inc. equity upon achieving the spin-off. On June 28, 2018, the Company entered into an amendment agreement with the Spin-Off Investors. The amendment agreement provided that the Senior Secured Notes were amended to provide a maturity date of July 6, 2018. Upon the closing of the Loan Agreement with Arosa Capital Management LP (“Arosa”), the Company paid off the Senior Secured Notes.

Amortization expense recorded as interest related to the debt issuance costs and unamortized discounts for the Senior Secured Notes was $987,500 for the year ended December 31, 2018.

On June 7, 2018, the Company received a short-term loan in the aggregate principal amount of $550,000 from Stephen S. Burns, H. Benjamin Samuels, Gerald Budde and Ray Chess, each an executive officer and/or director of the Company (collectively, the “Related Parties”). The Company used the net proceeds from the transaction for general business and working capital purposes. To evidence the loans, the Company issued the Related Parties promissory notes (the “Related Parties Notes”) in the aggregate principal amount of $550,000. The Related Parties Notes were unsecured obligations of the Company and were not convertible into equity securities of the Company. Principal and interest under the Related Parties Notes was due and payable December 6, 2018, however, in the event that the Company raised in excess of $10,000,000 in equity financing, then the Company would use part of its proceeds to pay off the Related Parties Notes. Under no circumstance were the Related Parties Notes be paid off on or prior to the 91st day following the maturity date of the Senior Secured Notes issued by the Company on December 27, 2017. Interest accrued on the Related Parties Notes at the rate of 12.0% per annum. The Related Parties Notes contained terms and events of default customary for similar transactions.

On July 6, 2018, the Company received a short-term loan in the aggregate principal amount of $500,000 from accredited investors (collectively, the “Loan Parties”), which included Mr. Samuels, a director of the Company. To evidence the loans, we issued the Loan Parties promissory notes (the “Loan Parties Notes”) in the aggregate principal amount of $500,000. The Loan Parties Notes were unsecured obligations of the Company and were not convertible into equity securities of our company. Principal and interest under the Loan Parties Notes was due and payable January 5, 2019, however, in the event that the Company raised in excess of $10,000,000 in equity or debt financing, the Company would use a portion of the proceeds to pay off the Loan Parties Notes. Interest accrues on the Loan Parties Notes at the rate of 12.0% per annum. The Loan Parties Notes contained terms and events of default customary for similar transactions.

The Related Parties Notes and Loan Parties Notes were paid off following the closing of the August 2018 public offering.

On July 6, 2018, the Company, as borrower, entered into a Loan Agreement with a fund managed by Arosa, as lender, providing for a term loan (the “Arosa Loan”) in the principal amount of $6,100,000 (the “Loan Agreement”). The maturity date of the Arosa Loan was July 6, 2019 (the “Maturity Date”). The interest rate for the Arosa Loan was 8% per annum payable in quarterly installments and commenced on October 6, 2018. The Company could prepay the Arosa Loan at any time upon three days written notice.

The Company used the proceeds from the Arosa Loan to satisfy the Senior Secured Loans and a loan in the amount of $350,000 payable to the former owner of the Company’s facility based in Loveland, Ohio.

The Loan Agreement required the Company to pay Arosa’s expenses including attorney fees. The Loan Agreement also required the Company to make certain representations and warranties and other agreements that are customary in loan agreements of this type and also included covenants to raise $10,000,000 in equity prior to September 30, 2018 and to consummate a sale of Surefly, Inc., the Company’s indirect wholly-owned subsidiary resulting in cash proceeds of no less than $20,000,000. The Loan Agreement also contained customary events of default, including non-payment of principal or interest, violations of covenants, bankruptcy and material judgments. The Company’s subsidiaries and Arosa also entered into a Guarantee and Collateral Agreement and Intellectual Property Security Agreement providing that the Company’s obligations to Arosa were secured by substantially all of the Company’s assets. In addition, the Company was required to appoint to the Board of Directors a person designated in writing by Arosa for a period of no less than 12 months.

In accordance with the Loan Agreement, the Company issued Arosa a warrant to purchase 5,000,358 shares of common stock of the Company at an exercise price of $2.00 per share exercisable in cash only for a period of five years. While the Arosa Loan remained outstanding, the Company was be required to issue additional warrants to purchase common stock to Arosa equal to 10% of any additional issuance excluding issuances under an approved stock plan. The additional warrants to purchase common stock have an exercise price equal to the lesser of $2.00 or a 5% premium to the price utilized in such financing. Pursuant to the warrant, Arosa may not exercise such warrant if such exercise would result in Arosa beneficially owning in excess of 9.99% of the Company’s then issued and outstanding common stock. On August 2, 2018, after conducting additional due diligence on the Company’s available collateral base, Arosa agreed to enter into the First Amendment to the Loan Agreement with the Company pursuant to which an additional $1,700,000 was loaned to the Company for working capital purposes and general corporate purposes. In addition, various covenants were added or amended including, but not limited to, requiring the Company to satisfy its Mortgage on its Loveland, Ohio facility no later than October 1, 2018, which we paid off in August 2018 with a payment of $1.85 million.

The Company determined that the Arosa Loan and related warrants were freestanding instruments issued together and therefore should be accounted for separately. The Company determined the warrants did not qualify for equity classification and therefore has applied liability treatment to the instruments. The value of the warrants on the date of the Arosa Loan was determined to be $3,540,542, which was determined using the Black-Scholes method and was recorded as a liability with the offset being recorded as a debt discount, which will be amortized into interest expense over the life of the loan. The liability for the warrants, as well as any future warrant issuances, will be marked to marked quarterly in accordance with liability accounting.

On August 14, 2018, in accordance with the Loan Agreement, we issued a warrant to acquire 1,143,200 shares of common stock at an exercise price of $1.21 warrants to Arosa following the closing of our public offering on August 13, 2018 and the related over-allotment on August 14, 2018. On October 1, 2018, we issued a warrant to acquire 108,768 shares of common stock at an exercise price of $1.60 warrants to Arosa due to our At The Market (“ATM”) offerings that occurred during the third quarter of 2018.

On December 31, 2018, the Company entered into a Credit Agreement (the “Credit Agreement”), among the Company, as borrower, Marathon Asset Management, LP, on behalf of certain entities it manages, as lenders (collectively, with their permitted successors and assignees, the “Lenders”), and Wilmington Trust, National Association, as the agent (“Wilmington”).  The Credit Agreement provided the Company with a $10 million tranche of term loans (the “Tranche One Loans”) which may not be re-borrowed following repayment and (ii) a $25 million tranche of term loans which may be re-borrowed following repayment (the “Tranche Two Loans” together with the Tranche One Loans, the “Loans”). The Company used the proceeds for the Tranche One Loans (x) to pay off a loan provided by Arosa in the principal amount of $7.8 million plus interest and (y) for working capital purposes. Draws from the Tranche Two Loans will be used in connection with vehicle production and are subject to the Company’s receipt of purchase orders.

In connection with the extinguishment of the Arosa loan, a loss on extinguishment of approximately $2.2 million was recognized and is recorded within interest expense in the accompanying statement of operations for the year ended December 31, 2018.

The Company’s ability to borrow amounts under the Credit Agreement is conditioned upon its compliance with specified covenants, including certain reporting covenants and financial covenants that, in addition to other items, require the Company to maintain (i) minimum liquidity of at least $4 million at all times on or after March 31, 2019, (ii) a maximum total leverage ratio (ratio of total debt borrowed by the Company to EBITDA for the four consecutive fiscal quarters most recently ended, subject to certain adjustments set forth in the Credit Agreement) not to exceed 4.50:1.00 on the last day of the quarter ended September 30, 2019, which total leverage ratio is adjusted for subsequent quarters as set forth in the Credit Agreement and (iii) a maximum debt service coverage ratio (ratio of EBITDA (for the four consecutive fiscal quarters most recently ended, subject to certain adjustments set forth in the Credit Agreement) to interest expense and payments for operating leases) not to exceed 1.25:1.00 on the last day of the quarter ended September 30, 2019, which debt service coverage ratio is adjusted for subsequent quarters as set forth in the Credit Agreement. In the event the Company breaches the total leverage ratio or the debt service coverage ratio covenants, the Company may cure such breach by raising capital through the sale of equity, which capital will be added on a dollar-for-dollar basis to the calculation of EBITDA for purposes of such test period to determine compliance with the financial covenant. In each consecutive four fiscal quarter period, equity cures can only be made for two fiscal quarters, and only four equity cures are allowed during the term of the Credit Agreement. The capital raised in connection with such equity cure must be used to repay the Loans.

In addition, the Credit Agreement contains customary representations and warranties and customary affirmative and negative covenants, including, among others, restrictions on the Company’s ability to dispose of property, enter into mergers, acquisitions or other business combination transactions, incur additional indebtedness, grant liens, pay dividends and make certain other restricted payments.

The Tranche One Loans, and both the drawn and undrawn portions of the Tranche Two Loan, will bear interest at a rate per annum (based on a year of 360 days) equal to LIBOR (as defined in the Credit Agreement) plus 7.625%, which interest is payable quarterly commencing March 5, 2019.

The Credit Agreement contains customary events of default, including for non-payment, misrepresentation, breach of covenants, defaults under other material indebtedness, material adverse change, bankruptcy, change of control and material judgments.

The Loans mature on the third anniversary of the closing date. The Company is required to repay a portion of the Tranche One Loans with $500,000 installment payments on each of June 30, 2020, December 31, 2020 and June 30, 2021. Upon the occurrence and during the continuance of an event of default, the Lenders may declare all outstanding amounts thereunder immediately due and payable and may terminate commitments to make any additional advances under the Tranche Two Loans. The Tranche Two Loans are required to be prepaid in an amount equal to the payments received from the subject purchase orders. The Company is also obligated to repay the Loans with a specified percentage of the net cash proceeds the Company receives in connection with certain dispositions of assets, casualty events, incurrences of debt and any issuances of capital stock (other than issuances of capital stock during the first 9 months after closing). The Company is required to prepay the Loans utilizing 100% of the net proceeds from any casualty event or the issuance or incurrence of debt and 50% of the net proceeds from any disposition. If the Company receives net cash proceeds from the issuance of capital stock after the nine-month anniversary of the closing date, the Company is required to prepay the Loans utilizing 35% of the net cash proceeds from such issuance. With limited exceptions, if the Company prepays any portion of the Tranche One Loans or the Tranche Two Loans (with the concomitant termination of the portion of the commitments under the Tranche Two Loans that is repaid) during the 12 months following the closing date, it is required to pay 100% of the interest that would have been due on such prepaid Loans if the prepaid amounts had been outstanding for a period of 12 months after the date of prepayment. If such prepayment occurs during the period beginning after the 12-month anniversary of the closing date and continuing through the 18-month anniversary of the closing date, the Company is required to pay 50% of the interest that would have been due on such prepaid Loans for the 12-month period following the date of such prepayment on a prorated basis.

The Company, the Company’s subsidiaries and Wilmington, as agent for the Lenders, entered into a Security Agreement, a Pledge Agreement and a Guarantee, among other loan documents, providing that the Company’s obligations to the Lenders are secured by a first priority security interest in substantially all of the Company’s and its subsidiaries’ tangible and intangible assets including the Company’s real property located in Loveland, Ohio and Union City, Indiana.

For so long as the Credit Agreement is in effect, the Lenders holding a majority of the Loans and unused commitments for the Tranche Two Loan will be entitled to have one representative acceptable to the Company attend all meetings of the Company’s board of directors (and any committees thereof), in a non-voting observer capacity, and such representative will receive copies of all notices, minutes, consents and other materials the Company provides to its directors in connection with such meeting. The Company may exclude such representative from access to any of such materials or meetings or portions thereof if it believes that any such material or portion thereof is a trade secret or similar confidential information or such exclusion is necessary to preserve the attorney-client privilege.

In accordance with the Credit Agreement, the Company issued each Lender a Common Stock Purchase Warrant to purchase, in the aggregate, 8,053,390 shares of common stock of the Company at an exercise price of $1.25 per share exercisable in cash only for a period of three years and then for cash or cashless thereafter (collectively, the “Initial Warrants”). Until the later of the repayment of all obligations owed to the Lenders or two years from the closing date, the Company will be required to issue additional Common Stock Purchase Warrants (the “Additional Warrants”) to the Lenders equal to 10%, in the aggregate, of any additional issuance, subject to certain exceptions, on substantially the same terms and conditions of the Initial Warrants, except that (i) the applicable expiration date thereof shall be five years from the issuance date of the applicable warrant, (ii) the initial exercise price shall be a price equal to the price per share of common stock used in the relevant issuance multiplied by 110% and (iii) the holder shall be entitled to exercise the warrant on a cashless exercise at any time the warrant is exercisable.

The Company determined that the Marathon Credit Agreement and related warrants were freestanding instruments issued together and therefore should be accounted for separately. We determined the warrants did not qualify for equity classification and therefore have applied liability treatment to the instruments. The value of the warrants on the date of the Marathon Credit Agreement was determined to be $965,747, which was determined using the Black-Scholes method and was recorded as a liability with the offset being recorded as a debt discount, which will be amortized into interest expense over the life of the loan. The liability for the warrants, as well as any future warrant issuances, will be marked to marked quarterly in accordance with liability accounting.

As a condition to the closing of the Credit Agreement, the Company entered into a Registration Rights Agreement with the Lenders (the “Registration Rights Agreement”). Pursuant to the Registration Rights Agreement, the Company is required, not later than 90 days following the execution of the Credit Agreement, to file a shelf registration statement on Form S-3 with the SEC with respect to the resale of the shares of common stock issuable upon exercise of the Initial Warrants or any Additional Warrant, if any (the “Warrant Shares”). The Company is required to use its reasonable best efforts to have such registration statement declared effective as soon as reasonably practicable but in no event no later than 180 days after the closing date of the Credit Agreement. The Company is required to keep such shares registered for as long as they are deemed Registrable Securities (as defined in the Registration Rights Agreement). In addition, any holder of Registrable Securities (as defined in the Registration Rights Agreement) will have the right, subject to certain limitations, to request an underwritten takedown of any Warrant Shares. Any holder of Registrable Securities (as defined in the Registration Rights Agreement) will have the right, on up to four occasions, to demand that the Company file a registration statement with the SEC with respect to the resale of the Warrant Shares, subject to certain limitations. In addition, any holder of Registrable Securities (as defined in the Registration Rights Agreement) is entitled to unlimited piggyback registration rights with respect to the registration of any equity securities of the Company, subject to certain limitations. These registration rights are subject to customary conditions and limitations regarding cutbacks and indemnification, among others. Subject to certain exceptions, the Company is generally required to bear all expenses of such registration, other than underwriting discounts and commissions and certain travel expenses.

The Company, at closing, paid a fee equal to 1.0% of the Tranche One Loans and the commitment for the Tranche Two Loans. Upon the first drawing of any Tranche Two Loans, the Company is required to pay another fee equal to 1.0% of the Tranche One Loans and the commitment for the Tranche Two Loans.

In connection with entry into the Credit Agreement, the Company agreed to pay Cowen & Company, LLC a cash fee equal to 2% of the gross proceeds received from the Lenders on the earlier of the next capital raise or March 31, 2019.

The closing costs associated with the Marathon Credit Agreement were allocated based on proportional value to Tranche 1, Tranche 2 and the Marathon Warrants. Costs of $722,174 allocated to Tranche 1 were recorded as a debt discount; costs of $1,830,435 allocated to Tranche 2 were recorded as a prepaid asset and will be amortized over the expected life of the loan; and costs of $69,744 allocated to the Marathon Warrants were expensed in the year ended December 31, 2018.

On December 31, 2018, concurrently with the closing of the Credit Agreement and the initial borrowing of the Tranche One Loans, the Company utilized a portion of the proceeds from the Tranche One Loans to repay in full all outstanding amounts under the Company’s existing Loan Agreement, dated July 6, 2018, as amended to date, by and among the Company, and Arosa, as lender (the “Existing Loan Agreement”) and terminated all commitments by Arosa to extend further credit thereunder and all guarantees and security interests granted by the Company to Arosa in connection therewith.  Pursuant to the Existing Loan Agreement, the Company issued Arosa a Warrant to purchase 894,821 shares of common stock exercisable at $1.25 per share. As the full amount of all outstanding amounts under the Company’s Existing Loan Agreement have been repaid in full, the Company is no longer required to issue additional warrants to Arosa going forward.

Principal amounts:	At December 31, 2018
Principal	$10,000,000
Unamortized debt discount and issuance costs (1)	(1,687,921)
Net debt carrying amount	$8,312,079
Carrying amount of warrant the liability component (2)	$965,747

(1)	Includes the unamortized portion of the initial warrant liability of $965,747 and issuance costs of $722,174.

(2)	Includes marked to market liability of initial Marathon warrant liability.

6.	DUKE FINANCING OBLIGATION

On November 28, 2018, the Company entered into a Sales Agreement with Duke Energy One, Inc., a wholly-owned subsidiary of Duke Energy Corporation (NYSE: DUK) (“Duke”), pursuant to which the Company sold Duke 615,000 battery cells (the “615,000 Cells”) in consideration of $1,340,700.  Workhorse will continue to use the cells in the near term for the delivery of trucks to UPS and DHL.  Until May 1, 2019, the Company has the right and option to require Duke to sell the 615,000 Cells back to the Company and Duke has the right and option to require the Company to purchase the 615,000 Cells at price equal to the price the 615,000 Cells were sold.

On November 28, 2018, in consideration for consenting to the Company selling the Cells to Duke, which served as collateral for Arosa the Loan Agreement, the Company entered into a Limited Consent, Waiver and Release with Arosa pursuant to which the Company issued Arosa 2,000,000 shares of common stock and restruck the exercise price of warrants previously issued to Arosa to $1.25 per share.  In addition, while the Arosa Loan remains outstanding, the exercise price of the Arosa Warrants will be restruck to equal the price of any equity issued by the Company, including the issuance of any common stock purchase warrants or other derivative convertible securities, if the issuing price of such securities is less than $1.25.

The Duke transactions was accounted for as a financing obligation and as such, the company has recorded a $1,340,700 liability related to the transaction.

7.	INCOME TAXES

For the years ended December 31, 2018 and 2017, the Company has taxable losses primarily due to operations and thus has no current tax expense recorded. The Company has recorded a full valuation allowance on its deferred tax assets and thus, for the years ended December 31, 2018 and 2017 there is no deferred tax expense recorded.

The U.S. components of loss before income taxes and a reconciliation of the statutory federal income tax with the provision for income taxes follow:

	2018	2017

Current Federal	-	-
Current State & Local	-	-
Total Current	-	-

Deferred Federal	-	-
Deferred State & Local	-	-
Total Deferred	-	-

Total	-	-

	12/31/2018	12/31/2017

Federal tax benefit at statutory rates	21.0%	35.0%
State and local tax at statutory rate	0.8%	0.6%
Mark-to-Market Adjustment on Stock Warrants	1.5%	0.0%
Other permanent differences and credits	0.0%	(0.1)%
Change in valuation allowance	(23.3)%	(35.5)%

Total tax expense	0.0%	0.0%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. When realization of the deferred tax asset is more likely than not to occur, the benefit related to the deductible temporary differences attributable to operations is recognized as a reduction of income tax expense. Valuation allowances are provided against deferred tax assets when, based on all available evidence, it is considered more likely than not that some portion or all of the recorded deferred tax assets will not be realized in future periods. The Company cannot be certain that future taxable income will be sufficient to realize its deferred tax assets, and accordingly a full valuation allowance has been provided on its deferred tax assets. The Company continues to maintain the underlying tax benefits to offset future taxable income and to monitor the need for a valuation allowance based on the profitability of its future operations. The valuation allowance increased by approximately $8.5 million and $8.6 million, during the years ended December 31, 2018 and 2017, respectively. Significant components of the Company’s deferred tax assets and liabilities are as follows:

	2018	2017
Deferred Tax Assets:
Accrued Expenses & Reserves	$850,857	$308,116
Warranty Allowance	1,539,765	31,097
Non-Qualified Stock Options	1,034,261	796,999
Fixed Assets	183,917	170,072
Disallowed Interest Expense	1,118,212	-
Net Operating Losses	24,818,785	19,729,451
Total Deferred Tax Assets	29,545,797	21,035,735
Valuation Allowance	(29,545,797)	(21,035,735)
Total Deferred Tax Assets, net of valuation allowance	$-	$-

At December 31, 2018 and 2017, the Company has approximately $90.6 million, of federal net operating loss (“NOL”) carry-forwards which expire through 2037. Additionally, at December 31, 2018 the Company has approximately $23.5 million of federal NOLs that carry-forward indefinitely. Additionally, at December 31, 2018 and 2017, the Company has approximately $0.9 million and $0.7 million, respectively, of state and local NOLs carry-forwards which expire through 2038. The NOL carry-forwards may be limited in certain circumstances, including ownership changes.

Under the provisions of the Internal Revenue Code, the net operating loss and tax credit carry-forwards are subject to review and possible adjustment by the Internal Revenue Service and state tax authorities. Net operating loss and tax credit carryforwards may become subject to an annual limitation in the event of certain cumulative changes in the ownership interest of significant shareholders over a three-year period in excess of 50%, as defined under Sections 382 and 383 of the Internal Revenue Code, respectively, as well as similar state provisions. This could limit the amount of tax attributes that can be utilized annually to offset future taxable income or tax liabilities. The amount of the annual limitation is determined based on the value of the Company immediately prior to the ownership change. Subsequent ownership changes may further affect the limitation in future years. The Company has not yet analyzed whether it has experienced an ownership change for this purpose to determine if any of the net operating losses to date have a limitation on future deductibility.

Tabular Reconciliation of unrecognized tax benefits

	2018	2017

Unrecognized tax benefits - January 1	$1,163,282	$1,163,182
Gross increases - tax positions in prior period	-	-
Gross decreases - tax positions in prior period	-	-
Gross increases - tax positions in current period	-	100
Settlement	-	-
Lapse of statute of limitations	-	-
Unrecognized tax benefits - December 31	$1,163,282	$1,163,282

The Company will recognize interest and penalties related to uncertain tax positions in income tax expense. As of December 31, 2018, and 2017, due to the Company’s continued losses, no amounts of interest and penalties have been recognized in the Company’s consolidated statements of operations. If the unrecognized tax benefits were reversed, a deferred tax asset and corresponding valuation allowance would be recorded, and thus the reversal would have no impact on the effective rate.

The Company files income tax returns in the U.S. federal jurisdiction, various state jurisdictions and local jurisdictions. Generally, the Company’s 2015 through 2017 tax years remain open and subject to examination by federal, state and local taxing authorities. However, federal, state, and local net operating losses from 2009 through 2017 are subject to review by taxing authorities in the year utilized.

On December 22, 2017, the President of the United States signed into law the Tax Cuts and Jobs Act. This legislation makes significant change in U.S. tax law including a reduction in the corporate tax rates to 21% starting in 2018. The legislation reduced the U.S. corporate tax rate from the current rate of 35% to 21% for tax years beginning after December 31, 2017. As a result of the enacted law, the Company was required to revalue deferred tax assets and liabilities existing as of December 31, 2017 from the 35% federal rate in effect through the end of 2017, to the new 21% rate. As a result of the change in law, the company recorded a $13.5 million reduction in the deferred tax asset and corresponding valuation allowance.

8.	STOCK BASED COMPENSATION

Options to directors, officers, consultants and employees

The Company maintains, as adopted by the board of directors, the 2017 Stock Incentive Plan, the 2016 Stock Incentive Plan, the 2014 Stock Incentive Plan, the 2014 Stock Compensation Plan, 2013 Incentive Stock Plan, the 2012 Incentive Stock Plan, the 2011 Incentive Stock Plan and the 2010 Stock Incentive Plan (the “Plans”) providing for the issuance of options to employees, officers, directors or consultants of the Company. Non-qualified stock options granted under the plans may only be granted with an exercise price equal to the fair market value of the Company’s common stock on the date of grant.  Awards under the plans may be either vested or unvested options. The 2017 Stock Incentive Plan authorized 5,000,000 shares with vesting in sixteen equal quarterly tranches.

In addition to the Plans, the Company has granted, on various dates, stock options to directors, officers, consultants and employees to purchase common stock of the Company. The terms, exercise prices and vesting of these awards vary.

The following table summarizes option activity for directors, officers, consultants and employees:

		Outstanding Stock Options
	Options Available for Grant	Number of Options	Weighted Average Exercise Price per Option	Weighted Average Grant Date Fair Value per Option	Weighted Average Remaining Exercise Term in Months
Balance December 31, 2016	1,045,774	2,321,782	$2.31	$1.49	43
Additional stock reserved	5,000,000	-	-	-	-
Granted	(1,900,000)	1,900,000	5,01	3.41	72
Exercised	-	(74,109)	1.13	0.95	-
Forfeited	-	(296,302)	-	-	-
Expired	-	-	-	-	-
Balance December 31, 2017	4,145,774	3,851,371	3.11	1.84	43
Additional stock reserved	-	-	-	-	-
Granted	(340,000)	340,000	1.18	0.54	56
Exercised	-	(52,500)	1.24	0.68	-
Forfeited	-	-	-	-	-
Expired	-	(271,250)	3.22	1.58	-
Balance December 31, 2018	3,805,774	3,867,621	$4.05	$1.84	64

The Company recorded approximately $1.1 million and $1.4 million of compensation expense for stock options to directors, officers, consultants and employees for the years ended December 31, 2018 and 2017, respectively. As of December 31, 2018, unrecognized compensation expense of $2.4 million is related to non-vested options granted to directors, officers, consultants and employees which is anticipated to be recognized over the next 60 months, commensurate with the vesting schedules.

Warrants

In addition to the stock options above and the stock warrants associated with the Arosa Loan and Marathon Credit Facility previously discussed, the Company has outstanding warrants with certain Accredited Investors. There are 2,618,307 of these warrants outstanding, which were issued in November 2015 with a five-year life and an exercise price of $5.28. These warrants were initially accounted for as equity instruments and as such, no amounts have been recorded as compensation expense or mark to market adjustment for the years ended December 31, 2018 and December 31, 2017.

The Company recorded no compensation expense for stock warrants to the placement agent and consultants for the years ended December 31, 2018 and 2017, respectively. There is no unrecognized compensation expense for the placement agent warrants because they are fully vested at date of grant.

9.	RECENT PRONOUNCEMENTS

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

Accounting Guidance Not Yet Adopted

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which requires a lessee to recognize in the statement of financial position a liability to make lease payments (“the lease liability”) and a right-of-use asset representing its right to use the underlying asset for the lease term, initially measured at the present value of the lease payments. When measuring assets and liabilities arising from a lease, the lessee should include payments to be made in optional periods only if the lessee is reasonably certain, as defined, to exercise an option to the lease or not to exercise an option to terminate the lease. Optional payments to purchase the underlying asset should be included if the lessee is reasonably certain it will exercise the purchase option. Most variable lease payments should be excluded except for those that depend on an index or a rate or are in substance fixed payments. A lessee shall classify a lease as a finance lease if it meets any of five listed criteria: 1) The lease transfers ownership of the underlying asset to the lessee by the end of the lease term. 2) The lease grants the lessee an option to purchase the underlying asset that the lessee is reasonably certain to exercise. 3) The lease term is for the major part of the remaining economic life of the underlying asset. 4) The present value of the sum of the lease payments and any residual value guaranteed by the lessee equals or exceeds substantially all of the fair value of the underlying asset. 5) The underlying asset is of such a specialized nature that it is expected to have no alternative use to the lessor at the end of the lease term. For finance leases, a lessee shall recognize in the statement of comprehensive income interest on the lease liability separately from amortization of the right-of-use asset. Amortization of the right-of-use asset shall be on a straight-line basis, unless another basis is more representative of the pattern in which the lessee expects to consume the right-of-use asset’s future economic benefits. If the lease does not meet any of the five criteria, the lessee shall classify it as an operating lease and shall recognize a single lease cost on a straight-line basis over the lease term. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. If a lessee makes this election, it should recognize lease expense for such leases generally on a straight-line basis over the lease term. The amendments in this update are to be applied using a modified retrospective approach, as defined, and are effective for public business entities for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2018. Early application is permitted. The Company does not expect the adoption of the new guidance to have a material impact on the consolidated financial statements.

10.	STOCK OFFERINGS

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

On June 22, 2017, the Company entered into an at the market issuance sales agreement (the “Cowen Agreement”) with Cowen and Company, LLC (“Cowen”) under which the Company may offer and sell, from time to time at its sole discretion, shares of its Common Stock having an aggregate offering price of up to $25.0 million through Cowen as its sales agent. As of December 31, 2018, the Company issued 2,855,404 shares from this facility for proceeds of approximately $7.2 million.

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

11.	RELATED PARTIES

The Company obtains its business and casualty insurance through Assured Partners LP, which one of our directors, Gerald Budde, is the CFO of the Eastern Region. Mr. Budde did not oversee the transaction as the transaction was not in his region nor was he paid any portion of the brokerage fee. Assured Partners LP received revenue of approximately $79 thousand on insurance policies totaling approximately $658 thousand in premiums in 2018.

12.

SUBSEQUENT EVENTS

The company has evaluated subsequent events for potential recognition and disclosures through the date the consolidated financial statements were filed.

Subscription Agreement

Commencing February 11, 2019, the “Company entered into and closed Subscription Agreements with accredited investors (the “February 2019 Accredited Investors”) pursuant to which the February 2019 Accredited Investors purchased 1,499,684 shares of the Company’s common stock for a purchase price of $1,365,000. If, prior to the six month anniversary, the Company issues shares of its common stock for a purchase price per share less than the purchase price paid by the February 2019 Accredited Investors subject to standard carve-outs (a “Down Round”), the Company will issue additional shares of common stock (for no additional consideration) to the February 2019 Accredited Investors such that the effective purchase price per share is equal to the purchase price per share paid in the Down Round. Benjamin Samuels and Gerald Budde, directors of the Company, acquired 841,928 and 26,310 shares of common stock, respectively, as part of this offering, provided, however, their per share purchase was $0.9501, which was above the closing price the date prior to close and they did not receive the Down Round protection.

13.	QUARTERLY FINANCIAL DATA (UNAUDITED)

	Sales	Gross Loss	Net Loss	Basic and diluted loss per share
2018
First Quarter	$560,229	$(1,154,141)	$(6,417,806)	$(0.16)
Second Quarter	170,684	(1,485,221)	(6,909,297)	(0.18)
Third Quarter	10,997	(1,465,825)	(5,485,553)	(0.12)
Fourth Quarter	21,263	(11,085,205)	(17,689,660)	(0.28)
2017
First Quarter	1,570,037	(2,742,051)	(7,920,606)	(0.24)
Second Quarter	252,000	(743,925)	(9,178,700)	(0.26)
Third Quarter	3,066,000	(4,492,082)	(12,412,088)	(0.35)
Fourth Quarter	5,150,423	(6,500,345)	(11,705,394)	(0.32)

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this Annual Report. Based on such evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that, as of the end of the period covered by this Annual Report, our disclosure controls and procedures were not effective because of material weaknesses in our internal control over financial reporting as discussed below.

Notwithstanding these material weaknesses, our Chief Executive Officer and Chief Financial Officer have concluded that the Consolidated Financial Statements included in this Annual Report on Form 10-K present fairly, in all material respects, the financial position of the Company at December 31, 2018 and 2017 and the consolidated results of operations and cash flows for each of the fiscal years presented herein in conformity with U.S. generally accepted accounting principles.

(b) Management’s Annual Report on Internal Control Over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as required by Sarbanes-Oxley (“SOX”) Section 404(a). The Company’s internal control over financial reporting is a process designed under the supervision of the Company’s Principal Executive Officer and Principal Financial Officer and effected by the Company’s Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s consolidated financial statements for external purposes in accordance with United States generally accepted accounting principles.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In connection with management’s assessment of our internal control over financial reporting as required under SOX, we identified the following material weaknesses in our internal control over financial reporting as of December 31, 2018:

●	The Company has not established adequate financial reporting monitoring activities to mitigate the risk of accounting errors.

●	The lack of a fully implemented enterprise resource planning (“ERP”) system caused over reliance on manual entries.

Because of the material weaknesses noted above, management has concluded that it did not maintain effective internal control over financial reporting as of December 31, 2018, based on Internal Control over Financial Reporting - Guidance for Smaller Public Companies issued by COSO.

Remediation of Material Weaknesses in Internal Control over Financial Reporting

As a response, the company believes the following measures will adequately address the weakness:

●	Complete implementation of the ERP system modules covering purchase orders and inventory.

●	Hire an international accounting firm to assist the company with a broad-based review of our internal control environment including the identification of controls gaps and implementation of controls to remediate those gaps.

The independent registered public accounting firm that audited the consolidated financial statements included in this Annual Report has issued an attestation report on the Company’s internal control over financial reporting attestation report which appears herein.

(c) Changes in Internal Control over Financial Reporting

Except as noted above, there were no changes in our internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the year ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The officers and director of the Company are as follows:

Name	Age	Position
Raymond J. Chess	61	Director, Chairman
Harry DeMott	52	Director
H. Benjamin Samuels	51	Director
Gerald B. Budde	57	Director
Michael L. Clark	46	Director
Stephen S. Burns	58	Former Director, Chief Executive Officer, Secretary and Treasurer
Duane A. Hughes	55	President and Chief Executive Officer
Paul Gaitan	59	Chief Financial Officer

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

Background of Executive Officers and Directors

Raymond J. Chess, Director Chairman

Prior to joining the Company, Mr. Chess served as a Global Vehicle Line Executive for General Motors Co. (“GM”), where he was responsible for global, cross functional general management of the GM crossover market segment from May 2009 through December 2012. Prior to that, from August 2001 until April 2009, Mr. Chess was responsible for GM’s commercial truck segment. Previous GM assignments included leadership roles in the full-size truck segment, metal fabrication and body assembly. Mr. Chess is currently an independent director for Rush Enterprises (ticker: RUSHA). Mr. Chess’s background includes broad, hands-on manufacturing leadership roles with manufacturing engineering and manufacturing floor operations. Mr. Chess holds a Bachelor of Science degree in Mechanical Engineering from Kettering University and an MBA from Indiana University.

H. Benjamin Samuels, Director

Mr. Samuels served as CEO of Victory Packaging from May 2007 through 2015, during which time he led an executive team which currently manages more than 1,500 employees. In 2015, Mr. Samuels was appointed as Co-President after Victory Packaging was acquired by KapStone Paper and Packaging Corporation. From 1997 through 2007, Mr. Samuels served as Vice Chairman and leader of Victory Packaging’s national accounts group, real estate, finance and legal departments, achieving a period of unprecedented growth in sales and revenues. Mr. Samuels joined Victory Packaging in 1995 as its regional operating manager of Texas. Mr. Samuels is an active member in the community, where he served as the Chairman of the Houston Food Bank. Samuels serves on the boards of and holds leadership positions with Teach For America, Children at Risk, Brighter Bites, Move For Hunger, American Jewish Committee, Leo Baeck Education Center Foundation, and Jewish Federation of Greater Houston. Mr. Samuels received a Bachelor’s Degree in American studies and economics from Amherst College in Massachusetts well as an MBA from the Harvard Graduate School of Business Administration.

Gerald Budde, Director

Mr. Budde is currently the Eastern Regions Chief Financial Officer of AssuredPartners, Inc. Mr. Budde started his career in public accounting with EY after graduating with a Bachelor of Science degree in Accounting from the University of Dayton. After almost eleven years with EY as a licensed CPA, Mr. Budde was hired in April 1994 by Cincinnati Milacron Inc. Mr. Budde was appointed as Machine Tool Group Controller in January 1995, became the Vice President of Finance for Cincinnati Machine, a successor company, in October 1998, and was subsequently appointed as Vice President of Finance and Administration for UNOVA Manufacturing Technologies in 2002. Mr. Budde left UNOVA in 2003 to become the Chief Financial Officer at Neace Lukens, who was acquired by AssuredPartners in 2011.  Prior to his current role, Mr. Budde was previously the Chief Financial Officer of AssuredPartners NL, LLC overseeing multiple AssuredPartners entities.  Mr. Budde is currently a member of the Board of Trustees and the Finance Committee for Mount Notre Dame high school and is also a member of the Finance Commission for St Margaret of York parish and school. Mr. Budde’s business, management, and accounting knowledge and experience led to the conclusion he should serve on the Board of Directors, given the Company’s business and structure.

Harry DeMott, Director

Mr. DeMott, has more than 25 years of experience in the investment community, having worked as an analyst and portfolio manager at leading brokerage firms and investment management firms. He has also served on the boards of several companies. He is a long-time operator and investor in the media, sports and entertainment industries. He is the co-founder of Raptor Ventures I LP, where he has been a General Partner since February 2011. In addition, Mr. DeMott is a member of the Board of Directors of Proper (where he also serves as executive Chairman), Hi.Fi, SecurityPoint Media and Ticket Evolution.

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

Michael Clark, Director

Mr. Clark has served as a director of Halcón Resources (NYSE: HK) since September 2016 and currently serves as Chairman of the Nominating and Corporate Governance Committee and as a member of the Compensation Committee.  He also currently serves as a director of privately-held Laws Whiskey House, an award-winning craft distiller.  Mr. Clark has also served as a director of Paragon Offshore Ltd., as Chairman of the Corporate Governance and Compensation Committee and a member of its Audit Committee from July 2017 until its sale to Borr Drilling Limited in March 2018. Mr. Clark is a Chartered Financial Analyst (CFA) Charterholder with over seventeen years of investment valuation and capital markets experience investing experience focused on energy equities and basic materials. Mr. Clark was a Retired Partner of SIR Capital Management, LLC from 2014 until his departure in 2016 and from 2008 to 2013 served as a Portfolio Manager and Partner. Prior to that, Mr. Clark valued equities as a Portfolio Manager at Satellite Asset Management, LLC from 2005 to 2007 and as an Equity Research Analyst at SAC Capital Management, LLC from 2003 to 2005 and at Merrill Lynch from 1997 to 2002. Mr. Clark began his career at Deloitte & Touche, LLP, progressing to Senior Auditor. He is a Certified Public Accountant licensed in New York State and also holds the Accredited in Business Valuation (ABV) credential awarded by the American Institute of Certified Public Accountants. The National Association of Corporate Directors (NACD) recognizes him as a NACD Governance Fellow in 2017. Mr. Clark graduated cum laude from the University of Pennsylvania with a Bachelor of Arts in Economics and earned a Master of Business Administration in Finance and Economics with Distinction (top 10%) from New York University’s Stern School of Business.  Mr. Clark’s qualifications to serve on the board include his public company board service and his wealth of accounting, valuation and capital markets experience.

Stephen S. Burns, Former Director, Chief Executive Officer, Treasurer and Secretary

Mr. Burns is a Co-Founder in the Company and has served as the Company’s CEO since inception. Mr. Burns was appointed as CEO, and Secretary of the Company on December 28, 2009. Mr. Burns had founded several companies, most recently iTookThisOnMyPhone.com, a mobile photo and video-sharing technology company, MobileVoiceControl, Inc. a developer of high-end speech recognition software for smartphones sold to Nuance Communications (NASDAQ:NUAN), Inc. in 2006, AskMeNow [OTC:AKMN] a mobile search and information delivery system sold to Ocean West Holdings in 2005, PocketScript, the leading mobile electronic prescription system in the world which was sold to ZixCorp [NASDAQ:ZIXI] in 2002, Over The Line/AdLink, sold to Gannett Co. Inc. (NYSE:GCI) in 1994 and the design and development of Suspension Parameter Measurement Machines. Mr. Burns resigned his positions with the Company as of January 30, 2019.

Duane A. Hughes, President and Chief Executive Officer

Mr. Hughes is a senior-level executive with more than 20 years of experience including direct business relationships in the automotive, advertising, and technology segments and is currently serving as our President and Chief Executive Officer. Prior to that, Mr. Hughes was the President and Chief Operating Officer of Workhorse from 2015 to 2019. Prior to joining Workhorse/AMP Electric Vehicles, Duane served as Chief Operating Officer for Cumulus Interactive Technologies Group. As COO, Duane was responsible for managing the company’s day-to-day sales and operations. He was responsible for all operations of the business unit. Prior to Cumulus ITG, Duane spent nearly fifteen years in senior management positions with Gannett Co., Inc., including his duties as Vice President of Sales and Operations for Gannett Media Technologies International.

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

In connection with the establishment of the Nominating and Corporate Governance Committee, Compensation Committee and Audit Committee, the Board of Directors of the Company appointed members to each such committee. Currently, all three committees are comprised of at least three (3) directors meeting the requirements set forth in each applicable charter. The membership of these three standing committees of the Board of Directors of the Company is as follows:

Nominating and Corporate Governance Committee	Compensation Committee	Audit Committee

Raymond Chess (Chairman)	Harry DeMott (Chairman)	Gerald Budde (Chairman)
Gerald Budde	Gerald Budde	Raymond Chess
Harry DeMott	Benjamin Samuels	Benjamin Samuels
	Michael Clark	Michael Clark

Nominating and Corporate Governance Committee.

Our board of directors has determined that each of the members of the Governance Committee is an “independent director” as defined by the rules of The NASDAQ Stock Market, Inc. The Governance Committee is generally responsible for recommending to our full board of directors’ policies, procedures, and practices designed to help ensure that our corporate governance policies, procedures, and practices continue to assist the board of directors and our management in effectively and efficiently promoting the best interests of our stockholders. The Governance Committee is also responsible for selecting and recommending for approval by our board of directors and our stockholders a slate of director nominees for election at each of our annual meetings of stockholders, and otherwise for determining the board committee members and chairmen, subject to board of directors ratification, as well as recommending to the board director nominees to fill vacancies or new positions on the board of directors or its committees that may occur or be created from time to time, all in accordance with our bylaws and applicable law. The Governance Committee’s principal functions include:

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

During 2018, the Governance Committee met one time. The Governance Committee is governed by a written charter approved by our board of directors. A copy of the Governance Committee’s charter is posted on the Company’s website at www.workhorse.com in the “Investors” section of the website. In identifying potential independent board of directors’ candidates with significant senior-level professional experience, the Governance Committee solicits candidates from the board of directors, senior management and others and may engage a search firm in the process. The Governance Committee reviews and narrows the list of candidates and interviews potential nominees. The final candidate is also introduced and interviewed by the board of directors and the lead director if one has been appointed. In general, in considering whether to recommend any particular candidate for inclusion in our board of directors’ slate of recommended director nominees, the Governance Committee will apply the criteria set forth in our corporate governance guidelines. These criteria include the candidate’s integrity, business acumen, commitment to understanding our business and industry, experience, conflicts of interest and the ability to act in the interests of our stockholders. Further, specific consideration is given to, among other things, diversity of background and experience that a candidate would bring to our board of directors. The Governance Committee does not assign specific weights to particular criteria and no particular criterion is a prerequisite for each prospective nominee. We believe that the backgrounds and qualifications of our directors, considered as a group, should provide a composite mix of experience, knowledge and abilities that will allow our board of directors to fulfill its responsibilities. Stockholders may recommend individuals to the Governance Committee for consideration as potential director candidates by submitting their names, together with appropriate biographical information and background materials to our Governance Committee. Assuming that appropriate biographical and background material has been provided on a timely basis, the Governance Committee will evaluate stockholder recommended candidates by following substantially the same process, and applying substantially the same criteria, as it follows for candidates submitted by others.

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

During 2018, the audit committee met four times. A copy of the Audit Committee’s charter is posted on the Company’s website at www.workhorse.com in the “Investors” section of the website.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors and executive officers and persons who own more than 10% of the issued and outstanding shares of our common stock to file reports of initial ownership of common stock and other equity securities and subsequent changes in that ownership with the SEC. Officers, directors and greater than ten percent stockholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. To our knowledge, based solely on a review of the copies of such reports furnished to us and written representations that no other reports were required, during the fiscal year ended December 31, 2018 all Section 16(a) filing requirements applicable to our officers, directors and greater than 10% beneficial owners were complied with.

ITEM 11. EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

Oversight of Executive Compensation Program

Compensation Committee.

Our compensation committee consists of Harry DeMott, Gerald Budde, Michael Clark and Benjamin Samuels. Our board of directors has determined that each of the members are an “independent director” as defined by the rules of The NASDAQ Stock Market, Inc. applicable to members of a compensation committee. The Compensation Committee is responsible for establishing the compensation of our senior management, including salaries, bonuses, termination arrangements, and other executive officer benefits as well as director compensation. The Compensation Committee also administers our equity incentive plans. During 2018, the Compensation Committee meet one time. The Compensation Committee is governed by a written charter approved by the board of directors. A copy of the Compensation Committee’s charter is posted on the Company’s website at www.workhorse.com in the “Investors” section of the website. The Compensation Committee works with the Chairman of the Board and Chief Executive Officer and reviews and approves compensation decisions regarding senior management including compensation levels and equity incentive awards. The Compensation Committee also approves employment and compensation agreements with our key personnel and directors. The Compensation Committee has the power and authority to conduct or authorize studies, retain independent consultants, accountants or others, and obtain unrestricted access to management, our internal auditors, human resources and accounting employees and all information relevant to its responsibilities.

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

During the year ended December 2017, long-term equity incentive plan awards were awarded to the executive officers in the form of stock options. There were no long-term equity incentive plan awards for the year ended December 31, 2018.

Our Board of Directors adopted the Company’s 2017 Stock Incentive Plan. On August 7, 2017 our shareholders ratified the 2017 Stock Incentive Plan.

The following table summarizes the pay mix for the executive officers and illustrates the percentage of fixed versus at-risk pay for the fiscal year ended December 31, 2018:

Name and Principal Position	Base Salary	Stock Options (LTIP)
Stephen S. Burns	100%	0%
CEO and Director

Duane Hughes	100%	0%
President and Chief Operating Officer

Paul Gaitan	100%	0%
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

In determining the compensation for the executive officers, the Compensation Committee considers compensation paid to executive officers of other companies within the industry, the executive’s performance in meeting goals, the complexity of the management position and the experience of the individual. During 2018, the Company’s operations were still in development and no significant portion of the executive’s pay was linked to performance goals.

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

On July 6, 2018, the Company, as borrower, entered into a Loan Agreement with a fund managed by Arosa Capital Management LP (“Arosa”), as lender, providing for a term loan in the principal amount of $6,100,000 (the “Loan Agreement”). Pursuant to the Loan Agreement, the Company is required to appoint to the Board of Directors a person designated in writing by Arosa for a period of no less than 12 months. Mr. Clark was designated by Arosa. Except as set forth herein, there is no understanding or arrangement between Mr. Clark and any other person pursuant to which Mr. Clark was selected as a director of the Company.  Mr. Clark does not have any family relationship with any director, executive officer or person nominated or chosen by us to become a director or an executive officer.  Since January 1, 2016, Mr. Clark has not had a direct or indirect material interest in any transaction or proposed transaction, in which the Company was or is a proposed participant exceeding $120,000.  On September 28, 2018, Mr. Clark entered into letter agreements with the Company pursuant to which he was appointed as director of the Company in consideration of an annual fee of $40,000.  Additionally, the Company granted Mr. Clark options to purchase 50,000 shares of the Company’s common stock at $1.10 per share.  The options will expire five years from the vesting period with 10,000 options vesting upon the signing of the agreement and 4,000 every June 30 and December 31 thereafter for a total of 50,000 shares.

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

Consideration of Most Recent Shareholder Advisory Vote on Executive Compensation

As required by Section 14A of the Exchange Act, at our 2018 Annual Meeting of Stockholders our stockholders voted, in an advisory manner, on a proposal to approve our named executive officer compensation. This was our most recent stockholder advisory vote to approve named executive officer compensation. The proposal was approved by our stockholders, receiving approximately 91% of the vote of the stockholders present in person or represented by proxy and voting at the meeting. We considered this vote to be a ratification of our current executive compensation policies and decisions and, therefore, did not make any significant changes to our executive compensation policies and decisions based on the vote.

Compensation Committee Interlocks and Insider Participation

No person who served as a member of our Compensation Committee during Fiscal 2018 was a current or former officer or employee of our Company or engaged in certain transactions with our Company required to be disclosed by regulations of the SEC. Additionally, during Fiscal 2018 there were no Compensation Committee “interlocks,” which generally means that no executive officer of our Company served: (a) as a member of the compensation committee (or other board committee performing equivalent functions or, in the absence of any such committee, the entire board of directors) of another entity which had an executive officer serving as a member of our Company’s Compensation Committee; (b) as a director of another entity which had an executive officer serving as a member of our Company’s Compensation Committee; or (c) as a member of the compensation committee (or other board committee performing equivalent functions or, in the absence of any such committee, the entire board of directors) of another entity which had an executive officer serving as a director of our Company.

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

The following summary compensation table sets out details of compensation paid to (a) our principal executive officer; (b) each of our two most highly compensated executive officers who served as executive officers during the fiscal year ended December 31, 2018; and (c) up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the fiscal year ended December 31, 2018, except that no disclosure is provided for any named executive officer, other than our principal executive officer, whose total compensation did not exceed $100,000 for the fiscal year ended December 31, 2018:

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-equity Incentive Plan Compensation	Change in Pension Value and Non Qualified Preferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Stephen S. Burns	2018	350,000			-				350,000
CEO and Director	2017	343,750			1,991,000				2,334,750
	2016	275,000			231,231				506,231

Duane Hughes	2018	275,000			-				275,000
President and Chief Executive Officer	2017	253,750			796,400				1,050,150
	2016	144,000			125,063				269,063

Paul Gaitan	2018	200,000			-				200,000
Chief Financial Officer	2017	200,000			322,200				522,200

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

Grants of Plan Based Awards

There were no awards award to Named Executive Officers in 2018. We granted awards to the Named Executive Officers in the fiscal year ended December 31, 2017, as follows:

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
Chief Financial Officer

Option Exercises and Stock Vested

For the year ended December 31, 2018, 52,500 options were exercised for $65,250.

Outstanding Equity Awards

The following table sets forth information with respect to the outstanding equity awards of our principal executive officers and principal financial officer during 2018, and each person who served as an executive officer of the Company as of December 31, 2018:

Outstanding Equity Awards at Fiscal Year-End
Option Awards						Stock Awards
Name and Principal Position	Number of Securities underlying unexercised options (#) Exercisable	Number of securities underlying unexercised options (#) Unexercisable	Equity Incentive Plan awards: Number of securities underlying unexercised options (3)	Options exercise price ($)	Option Expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares or units of stock that have not vested ($)	Equity incentive plan awards: Number if unearned shares other rights that have not vested (#)	Equity incentive awards: Market or payout value of unearned shares, units or other rights that have not vested ($)
Stephen S. Burns	437,500	562,500	0	5.28	5/17/2027	562,500	-	-	-
CEO and Director	10,000	-	0	7.21	8/15/2021	-	-	-	-
	35,000	-	0	7.21	8/15/2021	-	-	-	-
	40,000	-	0	4.99	2/1/2021	-	-	-	-
	50,000	-	0	1.75	8/11/2020	-	-	-	-
	50,000	-	0	1.40	12/18/2019	-	-	-	-
	16,667	-	0	0.10	6/30/2019	-	-	-	-
	40,000	-	0	0.10	6/30/2019	-	-	-	-
	50,000	-	0	0.10	6/30/2019	-	-	-	-
	174,773	-	0	0.10	6/30/2019	-	-	-	-
	30,000	-	0	7.20	12/5/2020	-	-	-	-

Duane Hughes	200,000	200,000	0	5.28	5/17/2027	200,000	-	-	-
President and Chief Operating Officer	22,000	-	0	7.21	8/15/2021	-	-	-	-
	25,000	-	0	4.99	2/1/2021	-	-	-	-
	20,000	-	0	1.75	8/11/2020	-	-	-	-

Julio Rodriguez	150,000	150,000	0	5.28	5/18/2021	150,000	-	-	-
Chief Information Officer	22,000	-	0	7.21	8/15/2021	-	-	-	-
	25,000	-	0	4.99	2/1/2021	-	-	-	-
	25,000	-	0	1.75	8/11/2020	-	-	-	-
	15,000	-	0	1.40	12/18/2019	-	-	-	-
	49,323	-	0	0.10	6/30/2019	-	-	-	-
	4,110	-	0	0.10	6/30/2019	-	-	-	-
	20,000	-	0	0.10	6/30/2019	-	-	-	-

Paul Gaitan	75,000	125,000	0	2.74	8/6/2027	125,000	-	-	-

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

Director Compensation

Name	Fees Earned or Paid in Cash $	Stock Awards $	Non-equity Incentive Plan Compensation $	Change in Pension Value and Non-Qualified Deferred Compensation Earnings $	All Other Compensation $	Total $
Raymond Chess	40,000	-	-	-	-	40,000
Benjamin Samuels	40,000	-	-	-	-	40,000
Gerald Budde	40,000	-	-	-	-	40,000
Stephen S. Burns	40,000	-	-	-	-	40,000
Harry DeMott	40,000	-	-	-	-	40,000
Michael L. Clark	6,667	24,500	-	-	-	31,167

Directors’ and Officers’ Insurance

The Company has purchased directors and officer’s liability insurance (“D&O Liability Insurance”) for the benefit of its directors and officers, and the directors and officers of its subsidiaries, against liability incurred by them in the performance of their duties as directors and officers of the Company, or its subsidiaries, as the case may be. The amount of premium paid with respect to D&O Liability Insurance for the fiscal year ended December 31, 2017, was $110 thousand. The entire premium is paid by the Company. The Company’s D&O Liability Insurance is comprised of the following policies:

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information, as of March 18, 2019 with respect to the beneficial ownership of the outstanding common stock by (i) any holder of more than five (5%) percent; (ii) each of the Company’s executive officers and directors; and (iii) the Company’s directors and executive officers as a group. Except as otherwise indicated, each of the stockholders listed below has sole voting and investment power over the shares beneficially owned.

Name of Beneficial Owner (1)		Common Stock Beneficially Owned	Percentage of Common stock (2)
Joseph T. Lukens	(3)	8,193,503	13.5%
Stephen D. Baksa	(4)	3,833,174	6.2%
Stephen S. Burns	(5)	2,859,244	4.7%
Benjamin Samuels	(6)	2,244,832	3.7%
Duane Hughes	(7)	350,333	0.6%
Julio Rodriguez	(8)	312,271	0.5%
Gerald Budde	(9)	167,692	0.3%
Raymond Chess	(10)	110,000	0.2%
Paul Gaitan	(11)	75,000	0.1%
Michael Clark	(12)	10,000	0.0%

(1)	Except as otherwise indicated, the address of each beneficial owner is c/o Workhorse Group Inc, 100 Commerce Drive, Loveland, Ohio 45140

(2)	Applicable percentage ownership is based on 61,496,990 shares of common stock outstanding as of March 18, 2019. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock that are currently exercisable or exercisable within 60 days of March 18, 2019 are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.
(3)	Represents (i) 7,417,203 shares of common stock held by Mr. Lukens fund, the New Era Capital Fund; (ii) 154,871 shares of common stock held by The Joe & Kim Lukens Foundation; (iii) 25,000 shares of common stock held by the Joseph T Lukens, Jr. and Gerald Budde, Co-Trustee of the Joseph T. Lukens, Jr. Irrevocable Trust for Nathan J. Lukens U/T/A Dated 2/23/2016; (iv) 25,000 shares of common stock held by the Joseph T Lukens, Jr. and Gerald Budde, Co-Trustee of the Joseph T. Lukens, Jr. Irrevocable Trust for Roman E. Lukens U/T/A Dated 2/23/2016; and (vi) a common stock purchase warrant to acquire 571,429 shares of common stock at $5.28 per share.
(4)	Represents (i) 3,833,174 shares of common stock held directly by Mr. Baksa.
(5)	Represents (i) 812,804 shares of common stock held by Mr. Burns, (ii) 50,000 shares of common stock held by Mr. Burns’ wife, (iii) a stock option to acquire 35,000 shares of common stock at $7.21 per share, (iv) a stock option to acquire 10,000 shares of common stock at $7.21 per share , (iv) a stock option to acquire 40,000 shares of common stock at $4.99 per share, (v) a stock option to acquire 50,000 shares of common stock at $1.75 per share, (vi) a stock option to acquire 50,000 shares of common stock at $1.40 per share, (vii) a stock option to acquire 281,440 shares of common stock at $0.10 per share, (viii) a stock option to acquire 30,000 shares of common stock at $7.20 per share, (ix) a stock option to acquire 1,000,000 shares of common stock at $5.28 per share; and (x) a stock option to acquire 1,000,000 shares of common stock at $0.97 per share.
(6)

Represents (i) 765,094 shares of common stock held by Samuel 2012 Children’s Trust UAD 10/28/12 (the “Trust”), (ii) a common stock purchase warrant to acquire 428,571 shares of common stock at an exercise price of $5.28 per share held by the Trust, (iii) a common stock purchase warrant to acquire 142,857 shares of common stock at an exercise price of $5.28 per share held by the Trust, and (iv) a stock option to acquire 50,000 shares of common stock at $7.01 per share; (v) a stock option to acquire 10,000 shares of common stock at $7.21 per share; (vi) 420,964 shares of common stock held directly by Mr. Samuels; and (vii) 420,964 shares of common stock held by the Marci Rosenberg 2012 Family Trust, a trust managed by Mr. Samuels’ wife. Mr. Samuels is a trustee of the Children’s Trust.

(7)	Represents (i)a stock option to acquire 20,000 shares of common stock at $1.75 per share; (ii) a stock option to acquire 25,000 shares of common stock at $4.99 per share; (iii) a stock option to acquire 22,000 shares of common stock at $7.21 per share; (iv) a common stock option to acquire 400,000 shares of common stock at $5.28 per share; and (v) a common stock option to acquire 1,000,000 shares of common stock at $0.97 per share.
(8)

Represents (i) a stock option to acquire 73,433 shares of common stock at $0.10 per share; (ii) a stock option to acquire 300,000 shares of common stock at $5.28 per share; (iii) a stock option to acquire 15,000 shares of common stock at $1.40 per share; (iv) a common stock option to acquire 25,000 shares of common stock at $1.75 per share; (v) a stock option to acquire 25,000 shares of common stock at $4.99 per share; (vi) a stock option to acquire 22,000 shares of common stock at $7.21 per share; and (vii) 1,838 shares of common stock held by Mr. Rodriguez.

(9)	Represents (i)a stock option to acquire 50,000 shares of common stock at $7.01 per share; (ii) a stock option to acquire 10,000 shares of common stock at $7.21 per share; and (iii) 119,692 shares of common stock owned by the Gerald B. Budde Living Trust, which Mr. Budde is the trustee.
(10)

Represents (i) a stock option to acquire 70,000 shares of common stock at $0.10 per share; (ii) a stock option to acquire 10,000 shares of common stock at $1.40 per share; (iii) a stock option to acquire 10,000 shares of common stock at $1.75 per share, (iv) a stock option to acquire 10,000 shares of common stock at $4.99 per share; and (iv) a stock option to acquire 10,000 shares of common stock at $7.21 per share.

(11)	Represents a stock option to acquire 200,000 shares of common stock at $2.74 per share.
(12)	Represents a stock option to acquire 50,000 shares of common stock at $1.10 per share.

Changes in Control

We have no knowledge of any arrangements, including any pledge by any person of our securities, the operation of which may, at a subsequent date, result in a change in our control.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Related Persons

The Company obtains its business and casualty insurance through Assured Partners LP, which one of our directors, Gerald Budde, is the CFO of the Eastern Region. Mr. Budde did not oversee the transaction as the transaction was not in his region nor was he paid any portion of the brokerage fee. Assured Partners LP received revenue of approximately $79 thousand on insurance policies totaling approximately $658 thousand in premiums in 2018.

Other than noted above, at no other time during the last two fiscal years has any executive officer, director or any member of these individuals’ immediate families, any corporation or organization with whom any of these individuals is an affiliate or any trust or estate in which any of these individuals serves as a trustee or in a similar capacity or has a substantial beneficial interest been indebted to the Company or was involved in any transaction in which the amount exceeded $120,000 and such person had a direct or indirect material interest.

Procedures for Approval of Related Party Transactions

Our Board of Directors is charged with reviewing and approving all potential related party transactions. All such related party transactions must then be reported under applicable SEC rules. We have not adopted other procedures for review, or standards for approval, of such transactions, but instead review them on a case-by-case basis.

Director Independence

The Board of Directors has determined that Ray Chess, Gerald Budde, H. Benjamin Samuels, Michael Clark and Harry DeMott each qualify as independent directors under the listing standards of the Nasdaq.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

Grant Thornton LLP’s fees for audit and review of the Annual Report on Form 10-K for the fiscal year ended December 31, 2018 and the Quarterly Reports on Form 10-Q for the first three quarters of the fiscal year ended December 31, 2018, compliance with the Sarbanes-Oxley Act of 2002 and related estimated expenses were $233,965. Clark Schaeffer Hackett’s fees for audit and review of the Annual Report on Form 10-K for the fiscal year ended December 31, 2018 and the Quarterly Reports on Form 10-Q for the first three quarters of the fiscal year ended December 31, 2017, compliance with the Sarbanes-Oxley Act of 2002 and related estimated expenses were $93,300.

Audit-Related Fees

The total fees paid to Grant Thornton LLP by Workhorse for the fiscal year ended December 31, 2018 for services provided in connection with various registration statements and related expenses were $20,300. The total fees paid to Clark Schaeffer Hackett by Workhorse for the fiscal year ended December 31, 2017 for services provided in connection with due diligence and related expenses were $60,000.

Tax Fees

The total fees paid to Clark Schaeffer Hackett USA LLP by Workhorse for the fiscal year ended December 31, 2018 and 2017, for services provided in connection with due diligence and related expenses were $14,963 and $5,700, respectively.

All Other Fees

None

The current policy of the directors, acting as the audit committee, is to approve the appointment of the principal auditing firm and any permissible audit-related services. The audit and audit related fees include fees for the annual audit of the financial statements and review of financial statements included in 10Q filings. Fees charged by Grant Thornton LLP were approved by the Board with engagement letters signed by Gerald Budde, Audit Committee Chairman.

The Audit Committee is responsible for the pre-approval of audit and permitted non-audit services to be performed by the Company’s independent auditor. The Audit Committee will, on an annual basis, consider and, if appropriate, approve the provision of audit and non-audit services by the auditor. Thereafter, the Audit Committee will, as necessary, consider and, if appropriate, approve the provision of additional audit and non-audit services by the auditor which are not encompassed by the Audit Committee’s annual pre-approval and are not prohibited by law. The Audit Committee has delegated to the Chair of the Audit Committee the authority to pre-approve, on a case-by-case basis, non-audit services to be performed by the auditor. The Audit Committee has approved all audit and permitted non-audit services performed by the auditor for the year ended December 31, 2018.

Item 15. Exhibits

Exhibit No.	Description
3.1	Certificate of Designation for Series A Preferred Stock (1)
3.2	Certificate of Change (2)
3.3	Certificate of Correction (2)
3.4	Articles of Merger (3)
3.5	Certificate of Correction (Articles of Merger) (3)
3.6	Certificate of Amendment to the Certificate of Incorporation (4)
3.7	Certificate of Incorporation (5)
3.8	Articles of Merger between AMP Holding Inc. Workhorse Group Inc. (6)
3.9	Certificate of Change filed December 9, 2015 (7)
3.10	Certificate of Amendment to the Certificate of Incorporation dated August 8, 2017 (8)
4.1	Stock Option Agreement by and between Workhorse Group Inc. and Gerald Budde dated December 17, 2015 (9)
4.2	Stock Option Agreement by and between Workhorse Group Inc. and H. Benjamin Samuels dated December 17, 2015 (9)
4.3	Stock Option Agreement by and between Workhorse Group Inc. and Harry DeMott dated September 16, 2016 (11)
4.4	Securities Purchase Agreement entered between Workhorse Group Inc. and Joseph T. Lukens dated January 10, 2017 (12)
4.5	6% Convertible Debenture issued to Joseph T. Lukens dated January 10, 2017 (12)
4.6	Form of Warrant – September 2017 (13)
4.7	Form of Senior Secured Note dated December 26, 2017 (14)
4.8	Form of Promissory Note dated June 7, 2018 (16)
4.9	Form of Warrant to Purchase Common Stock issued to a fund managed by Arosa Capital Management LP dated July 6, 2018 (17)
4.10	Form of Promissory Note dated July 5, 2018 (18)
4.11	Stock Option Agreement by and between Workhorse Group Inc. and Michael L. Clark dated September 28, 2018 (19)
4.12	Form of Amended and Restated Warrant to Purchase Common Stock issued to Arosa Opportunistic Fund LP dated November 28, 2018 (29)
4.13	Form of Common Stock Purchase Warrants, each dated December 31, 2018 (30)
4.14	Form of Subscription Agreement – February 2019 (31)
10.1	Asset Purchase Agreement by and between Workhorse Custom Chassis, LLC, as Seller, and AMP Trucks Inc., as Buyer dated as of March 4, 2013 (10)
10.2	Amendment No. 1 to the Asset Purchase Agreement by and between Workhorse Custom Chassis, LLC, as Seller, and AMP Trucks Inc., as Buyer dated as of March 13, 2013 (10)
10.3	Director Agreement by and between AMP Holding Inc. and Raymond Chess dated October 24, 2013 (15)
10.4	Director Agreement by and between Workhorse Group Inc. and Gerald Budde dated December 17, 2015 (9)
10.5	Director Agreement by and between Workhorse Group Inc. and Benjamin Samuels dated December 17, 2015 (9)
10.6	Director Agreement by and between Workhorse Group Inc. and Harry DeMott dated September 15, 2016 (11)
10.7	Form of Warrant Exercise Agreement (20)
10.8	Conversion Agreement between Joseph T. Lukens and the Company dated January 27, 2017 (21)
10.9	Services Partner Agreement between Workhorse Group Inc. and Ryder Truck Rental, Inc. dated April 27, 2017 (22)
10.10	Executive Retention Agreement by and between Workhorse Group Inc. and Stephen S. Burns dated May 19, 2017 (23)
10.11	Executive Retention Agreement by and between Workhorse Group Inc. and Julio Rodriguez dated May 19, 2017 (23)

10.12	Sales Agreement, dated June 22, 2017, by and between Workhorse Group Inc. and Cowen and Company, LLC (24)
10.13	Executive Retention Agreement by and between Workhorse Group Inc. and Paul Gaitan dated August 9, 2017 (26)
10.14	Letter Agreement by and between Workhorse Group Inc. and Julio Rodriguez dated August 9, 2017 (26)
10.15	Form of Indemnification Agreement (23)
10.16	Form of Employee Invention Assignment, Confidentiality, Non-Compete and Non-Solicit Agreement (23)
10.17	Form of Exchange Agreement (27)
10.18	Form of Amendment Agreement dated June 28, 2018 (28)
10.19	Loan Agreement between Workhorse Group Inc. and a fund managed by Arosa Capital Management LP dated July 6, 2018 (18)
10.20	Guarantee and Collateral Agreement between Workhorse Group Inc., Workhorse Technologies Inc., Workhorse Properties Inc., Workhorse Motor Works Inc., Surefly, Inc. and a fund managed by Arosa Capital Management LP dated July 6, 2018 (18)
10.21	Intellectual Property Security Agreement between Workhorse Group Inc., Workhorse Technologies Inc., Workhorse Properties Inc., Workhorse Motor Works Inc., Surefly, Inc. and a fund managed by Arosa Capital Management LP dated July 6, 2018 (18)
10.22	First Amendment to Loan Agreement between Workhorse Group Inc., Workhorse Technologies Inc., Workhorse Properties Inc., Workhorse Motor Works Inc., Surefly, Inc. and a fund managed by Arosa Capital Management LP dated August 2, 2018 (17)
10.23	Director Agreement by and between Workhorse Group Inc. and Michael L. Clark dated September 28, 2018 (19)
10.24	Sales Agreement between Workhorse Group Inc. and Duke Energy One, Inc. dated November 28, 2018 (29)
10.25	Limited Consent, Waiver and Release by and between Workhorse Group Inc. and Arosa Opportunistic Fund LP (29)
10.26	Credit Agreement among Workhorse Group Inc., as the Borrower, Marathon Structured Product Strategies Fund, LP, Marathon Blue Grass Credit Fund, LP, Marathon Centre Street Partnership, L.P. and TRS Credit Fund, LP, as the Lenders, and Wilmington Trust, National Association, as the Agent, dated December 31, 2018 (30)
10.27	Security Agreement, dated December 31, 2018, among Workhorse Group Inc., a Nevada corporation, Workhorse Technologies Inc., an Ohio corporation, Workhorse Properties Inc., an Ohio corporation, Workhorse Motor Works Inc, an Indiana corporation, Surefly, Inc., a Delaware corporation, and Wilmington Trust, National Association, in its capacity as agent (30)
10.28	Pledge Agreement, dated December 31, 2018, among Workhorse Group Inc., a Nevada corporation, Workhorse Technologies Inc., an Ohio corporation, Workhorse Properties Inc., an Ohio corporation, Workhorse Motor Works Inc, an Indiana corporation, Surefly, Inc., a Delaware corporation, Wilmington Trust, National Association, in its capacity as agent (30)
10.29	Guarantee, dated December 31, 2018, by Workhorse Technologies Inc., an Ohio corporation, Workhorse Properties Inc., an Ohio corporation, Workhorse Motor Works Inc, an Indiana corporation, and Surefly, Inc., a Delaware corporation (30)
10.30	Registration Rights Agreement, dated December 31, 2018, among Workhorse Group Inc., Marathon Structured Product Strategies Fund, LP, Marathon Blue Grass Credit Fund, LP, Marathon Centre Street Partnership, L.P. and TRS Credit Fund, LP (30)
10.31	Services Agreement between Stephen S. Burns and Workhorse Group Inc. dated February 4, 2019 (31)
10.32	Amended and Restated Executive Retention Agreement between Duane Hughes and Workhorse Group Inc. dated February 4, 2019 (31)
10.33	Director Agreement between Duane Hughes and Workhorse Group Inc. dated February 4, 2019 (31)
10.34	Retention Agreement between Robert Willison and Workhorse Group Inc. dated February 18, 2019 (33)
10.35	First Amendment, Waiver and Consent to Credit Agreement among Workhorse Group Inc., as the Borrower, Marathon Structured Product Strategies Fund, LP, Marathon Blue Grass Credit Fund, LP, Marathon Centre Street Partnership, L.P. and TRS Credit Fund, LP, as the Lenders, and Wilmington Trust, National Association, as the Agent, dated March 13, 2019
21.1	List of Subsidiaries
23.1	Consent of Grant Thornton LLP

23.2	Consent of Clark, Schaefer, Hackett & Co.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Nominating and Corporate Governance Committee Charter adopted by the Board of Directors of Workhorse Group Inc. on December 17, 2015 (8)
99.2	Compensation Committee Charter adopted by the Board of Directors of Workhorse Group Inc. on December 17, 2015 (8)
99.3	Audit Committee Charter adopted by the Board of Directors of Workhorse Group Inc. on December 17, 2015 (8)
EX-101.INS	XBRL INSTANCE DOCUMENT
EX-101.SCH	XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT
EX-101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE
EX-101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE
EX-101.LAB	XBRL TAXONOMY EXTENSION LABELS LINKBASE
EX-101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

* Portions of this exhibit have been redacted pursuant to a request for confidential treatment submitted to the Securities and Exchange Commission.

(1)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on January 4, 2010.
(2)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on May 25, 2010.
(3)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on May 25, 2010.
(4)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on September 10, 2010.
(5)	Incorporated by referenced to the Form SB-2 Registration Statement filed with the Securities and Exchange Commission on February 4, 2008.
(6)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on April 16, 2015.
(7)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on December 10, 2015.
(8)	Incorporated by reference to the Form 10-Q Quarterly Report filed with the Securities and Exchange Commission on August 9, 2017.
(9)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on December 21, 2015.
(10)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on March 13, 2013.
(11)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on September 9, 2016.
(12)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on January 12, 2017.
(13)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on September 14, 2017.
(14)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on December 27, 2017.
(15)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on October 30, 2013.
(16)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on June 12, 2018.
(17)	Incorporated by reference to the Form 10-Q Quarterly Report filed with the Securities and Exchange Commission on August 6, 2018.
(18)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on July 10, 2018.
(19)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on October 1, 2018.
(20)	Incorporated by reference to the Form S-3/A Registration Statement filed with the Securities and Exchange Commission on December 12, 2016.
(21)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on February 1, 2017.
(22)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on May 3, 2017.
(23)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on May 19, 2017.
(24)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on June 22, 2017.
(25)	Intentionally left blank.
(26)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on August 11, 2017.
(27)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on June 4, 2018.
(28)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on June 29, 2018.
(29)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on December 3, 2018.
(30)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on January 2, 2019.
(31)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on February 5, 2019.
(32)	Incorporated by reference to the Form 8-K Current Report filed with the Securities Exchange Commission on February 15, 2019.
(33)	Incorporated by reference to the Form 8-K Current Report filed with the Securities Exchange Commission on February 19, 2019.

Item 16. Form 10-K Summary.

None.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

WORKHORSE GROUP INC.

Dated: March 18, 2019	By:	/s/ Duane A. Hughes
	Name:	Duane A. Hughes
	Title:	Chief Executive Officer (Principal Executive Officer)

Dated: March 18, 2019	By:	/s/ Paul Gaitan
	Name:	Paul Gaitan
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on March 18, 2019, on behalf of the registrant and in the capacities indicated.

Signature	Title

/s/ Duane A. Hughes	Chief Executive Officer and Director
Duane A. Hughes	(Principal Executive Officer)

/s/ Paul Gaitan	Chief Financial Officer
Paul Gaitan	(Principal Financial Officer)

/s/ Raymond Chess	Director
Raymond Chess

/s/ Gerald B. Budde	Director
Gerald Budde

/s/ H. Benjamin Samuels	Director
H. Benjamin Samuels

/s/ Harry DeMott	Director
Harry DeMott

/s/ Michael L. Clark	Director
Michael L. Clark