Form 10-Q
period 2019-03-31
Workhorse Group Inc.
filed 2019-05-07
CIK 1425287

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

or

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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, $0.0001 par value per share	WKHS	The NASDAQ Capital Market

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $0.001 par value per share	65,454,422
(Class)	(Outstanding at May 7, 2019)

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

ii

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Workhorse Group, Inc.

Condensed Consolidated Balance Sheets

March 31, 2019 Unaudited and December 31, 2018

	March 31, 2019	December 31, 2018
Assets

Current assets:
Cash and cash equivalents	$2,847,936	$1,512,750
Accounts receivable, less allowance for doubtful accounts of $0 at March 31, 2019 and December 31, 2018	362,350	-
Lease receivable	41,375	48,271
Inventory	2,490,798	2,533,616
Prepaid expenses and deposits	2,048,834	2,274,595
	7,791,293	6,369,232

Noncurrent assets:
Property, plant and equipment, net	5,140,764	5,237,451
Lease receivable	193,774	198,090

	$13,125,831	$11,804,773

Liabilities and Stockholders’ Equity (Deficit)

Current liabilities:
Accounts payable	$3,639,233	$4,340,463
Accrued liabilities	3,900,388	3,946,386
Warranty liability	6,911,167	7,058,769
Warrant liability	2,390,884	1,822,819
Customer deposits	394,000	406,000
Duke financing obligation	1,340,700	1,340,700
Revolving loan	4,104,140	-
	22,680,512	18,915,137

Long-term debt	8,441,129	8,312,079

Stockholders’ equity (deficit):
Series A preferred stock, par value of $.001 per share 75,000,000 shares authorized, 0 shares issued and outstanding at March 31, 2019 and December 31, 2018	-	-
Common stock, par value of $.001 per share 100,000,000 shares authorized, 61,496,990 shares issued and outstanding at March 31, 2019 and 58,270,934 shares issued and outstanding at December 31, 2018	61,497	58,271
Additional paid-in capital	129,764,361	126,076,782
Accumulated deficit	(147,821,668)	(141,557,496)
	(17,995,810)	(15,422,443)
	$13,125,831	$11,804,773

See accompanying notes to condensed consolidated financial statements.

Workhorse Group, Inc.

Condensed Consolidated Statements of Operations

For the Three Months Ended March 31, 2019 and 2018

(Unaudited)

	Three Months Ended March 31,
	2019	2018

Net sales	$364,182	$560,229

Cost of sales	1,397,606	1,698,280
Warranty expense	-	16,090
Gross loss	(1,033,424)	(1,154,141)

Operating expenses
Selling, general and administrative	2,090,890	2,400,147
Research and development	1,362,275	2,337,631
Total operating expenses	3,453,165	4,737,778

Interest expense, net	1,777,583	525,887

Net loss	$(6,264,172)	$(6,417,806)

Basic and diluted loss per share	$(0.11)	$(0.16)

Weighted average number of common shares outstanding	55,260,519	40,258,234

See accompanying notes to condensed consolidated financial statements.

Workhorse Group, Inc.
Condensed Consolidated Statements of Stockholders Equity (Deficit)
March 31, 2019 and December 31, 2018
(Unaudited)

	Common Stock		Series A Preferred Stock		Additional		Total Stockholders’
	Number of Shares	Amount	Number of Shares	Amount	Paid-in Capital	Accumulated Deficit	Equity (Deficit)
Balance as of December 31, 2017	41,529,181	$41,529	$-	$-	$107,760,036	$(104,290,000)	$3,511,565
Issuance of common stock	395,226	395	-	-	1,187,020	-	1,187,415
Stock options and warrants exercised	42,143	42	-	-	87,273	-	87,315
Share based compensation for the period ended March 31, 2018	-	-	-	-	72,178	-	72,178
Net loss from operations, the year ended December 31, 2018	-	-	-	-	-	(6,417,808)	(6,417,808)
Balance as of March 31, 2018	41,966,550	$41,966	$-	$-	$109,106,507	$(110,707,808)	$(1,559,335)

	Common Stock		Series A Preferred Stock		Additional		Total Stockholders’
	Number of Shares	Amount	Number of Shares	Amount	Paid-in Capital	Accumulated Deficit	Equity (Deficit)
Balance as of December 31, 2018	58,270,934	58,271	-	-	126,076,782	(141,557,496)	(15,422,443)
Issuance of common stock	3,226,056	3,226	-	-	2,996,509	-	2,999,735
Share based compensation	-	-	-	-	691,070	-	691,070
Net loss from operations, the three months ended March 31, 2019	-	-	-	-	-	(6,264,172)	(6,264,172)
Balance as of March 31, 2019	61,496,990	$61,497	-	-	$129,764,361	$(147,821,668)	$(17,995,810)

See accompanying notes to the consolidated financial statements.

Workhorse Group, Inc.

Condensed Consolidated Statements of Cash Flows

For the Three Months Ended March 31, 2019 and 2018

(Unaudited)

	2019	2018
Cash flows from operating activities:
Net loss	$(6,264,172)	$(6,417,806)
Adjustments to reconcile net loss from operations to cash used by operations:
Depreciation	96,687	48,359
Amortization of Marathon loan issuance costs	129,050	-
Amortized discount and debt issuance costs on Senior Secured Notes	-	493,750
Stock based compensation	691,070	72,178
Change in fair value - warrants	568,066	-
Effects of changes in operating assets and liabilities:
Accounts receivable and lease receivable	(351,138)	693,278
Inventory	42,818	(405,627)
Prepaid expenses and deposits	225,761	730,365
Accounts payable and accrued liabilities	(747,229)	(70,024)
Warranty	(147,602)	61,312
Customer deposits	(12,000)	212,595
Net cash used by operations	(5,768,689)	(4,581,620)

Cash flows from investing activities:
Capital expenditures	-	-
Net cash provided by investing activities	-	-

Cash flows from financing activities:
Payments on long-term debt	-	(9,024)
Proceeds from revolving loans	4,104,140	-
Issuance of common stock	2,999,735	1,187,415
Exercise of warrants and options	-	87,315
Net cash provided by financing activities	7,103,875	1,265,706

Change in cash and cash equivalents	1,335,186	(3,315,914)
Cash at the beginning of the period	1,512,750	4,069,477
Cash at the end of the period	$2,847,936	$753,563

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

In the opinion of Management, the Unaudited Condensed Consolidated Financial Statements include all adjustments that are necessary for the fair presentation of Workhorse’s respective financial conditions, results of operations and cash flows for the interim periods presented.  Such adjustments are of a normal, recurring nature.  Intercompany balances and transactions are eliminated in consolidation. The results of operations and cash flows for the interim periods presented may not necessarily be indicative of full-year results. It is suggested that these financial statements be read in conjunction with the audited consolidated financial statements and notes thereto of Workhorse contained in its Annual Report on Form 10-K for the year ended December 31, 2018.

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

2.	INVENTORY

As of March 31, 2019, and December 31, 2018, our inventory consisted of the following:

	2019	2018
Raw materials	$4,276,819	$4,319,637
Work in process	702,079	702,079
Finished goods	-	-
	4,978,898	5,021,716
Less: Inventory reserve	2,488,100	2,488,100
	$2,490,798	$2,533,616

3.	REVENUE

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

The Company has elected the following practical expedients allowed under ASU 2014-09:

•	Performance obligations are satisfied within one year from a given reporting date, consequently we omit disclosure of the transaction price apportioned to remaining performance obligations on open orders

Disaggregation of Revenue

Our revenues related to the following types of business were as follows for the periods ended March 31:

	Three Months Ended
	2019	2018
Automotive	$240,000	$404,854
Aviation	-	-
Other	124,182	155,375
Total revenues	$364,182	$560,229

4.	DEBT

Debt consists of the following:

	March 31, 2019	December 31, 2018
Marathon Tranche One Loan, due December 31, 2021, interest only quarterly payments, variable interest rate of 10.4% as of March 31, 2019 (discount is based on warrant valuation of approximately 9.7%)	$10,000,000	$10,000,000
Marathon Tranche Two Loan, due December 31, 2021, interest only quarterly payments, variable interest rate of 10.4% as of March 31, 2019 (discount is based on warrant valuation of approximately 9.7%)	4,104,140	-
Marathon Credit Agreement unamortized discount and issuance costs	(1,558,871)	(1,687,921)
Net Marathon Credit Agreement	12,545,269	8,312,079
Less current portion	4,104,140	-
Long-term debt	$8,441,129	$8,312,079

On December 31, 2018, the Company entered into a Credit Agreement (the “Credit Agreement”), among the Company, as borrower, Marathon Asset Management, LP, on behalf of certain entities it manages, as lenders (collectively, with their permitted successors and assignees, the “Lenders”), and Wilmington Trust, National Association, as the agent (“Wilmington”).  The Credit Agreement provided the Company with a $10 million tranche of term loans (the “Tranche One Loans”) which may not be re-borrowed following repayment and (ii) a $25 million tranche of revolving loans which may be re-borrowed following repayment (the “Tranche Two Loans” together with the Tranche One Loans, the “Loans”).

In accordance with the Credit Agreement, the Company issued each Lender a Common Stock Purchase Warrant to purchase, in the aggregate, 8,053,390 shares of common stock of the Company at an exercise price of $1.25 per share exercisable in cash only for a period of three years and then for cash or cashless thereafter (collectively, the “Initial Warrants”). Until the later of the repayment of all obligations owed to the Lenders or two years from the closing date, the Company will be required to issue additional Common Stock Purchase Warrants (the “Additional Warrants”) to the Lenders equal to 10%, in the aggregate, of any additional equity issuances, subject to certain exceptions, on substantially the same terms and conditions of the Initial Warrants, except that (i) the applicable expiration date thereof shall be five years from the issuance date of the applicable warrant, (ii) the initial exercise price shall be a price equal to the price per share of common stock used in the relevant issuance multiplied by 110% and (iii) the holder shall be entitled to exercise the warrant on a cashless exercise at any time the warrant is exercisable.

Principal amounts:	At March 31, 2019
Tranche One - Principal	$10,000,000
Tranche Two – Current amount drawn	4,104,140
Unamortized debt discount and issuance costs (1)	(1,558,871)
Net debt carrying amount	$12,545,269
Carrying amount of warrant the liability component (2)	$1,295,637

(1)	Includes the unamortized portion of the initial warrant liability of $965,747 and issuance costs of $722,174.

(2)	Includes marked to market liability of initial Marathon warrant liability and subsequent warrant issuances.

5.	DUKE FINANCING OBLIGATION

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

On November 28, 2018, in consideration for consenting to the Company selling the 615,00 Cells to Duke, which served as collateral for Arosa the Loan Agreement, the Company entered into a Limited Consent, Waiver and Release with Arosa pursuant to which the Company issued Arosa 2,000,000 shares of common stock and restruck the exercise price of warrants previously issued to Arosa to $1.25 per share.  In addition, while the Arosa Loan remained outstanding, the exercise price of the Arosa Warrants will be restruck to equal the price of any equity issued by the Company, including the issuance of any common stock purchase warrants or other derivative convertible securities, if the issuing price of such securities is less than $1.25.

On April 30, 2019, Duke and the Company entered into an agreement to amend the initial Sales Agreement to extend the expiration date from May 1, 2019 to October 15, 2019.

The Duke transactions was accounted for as a financing obligation and as such, the Company has recorded a $1,340,700 liability related to the transaction.

6.	STOCK BASED COMPENSATION

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

The following table summarizes option activity for directors, officers, consultants and employees:

		Outstanding Stock Options
	Options Available for Grant	Number of Options	Weighted Average Exercise Price per Option	Weighted Average Grant Date Fair Value per Option	Weighted Average Remaining Exercise Term in Months
Balance December 31, 2017	4,145,774	3,851,371	3.11	1.84	43
Additional stock reserved	-	-	-	-	-
Granted	(340,000)	340,000	1.18	0.54	56
Exercised	-	(52,500)	1.24	0.68	-
Forfeited	-	-	-	-	-
Expired	-	(271,250)	3.22	1.58	-
Balance December 31, 2018	3,805,774	3,867,621	$4.05	$1.84	64
Additional stock reserved
Granted	(2,000,000)	2,000,000	0.97	0.55	88
Exercised
Forfeited	1,359,069	(1,359,069)	4.73	1.94	31
Expired
Balance March 31, 2019	3,164,843	4,508,552	$2.48	$1.24	65

7.	INCOME TAXES

As the Company has not generated taxable income since inception, the cumulative deferred tax assets remain fully reserved, and no provision or liability for federal or state income taxes has been included in the financial statements.

8.	EARNINGS PER SHARE

Basic loss per share is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. For all periods presented, all of the Company’s common stock equivalents were excluded from the calculation of diluted loss per common share because they were anti-dilutive, due to the Company’s net losses.

9.	RECENT ACCOUNTING DEVELOPMENTS

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

Accounting Guidance Adopted in 2019

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which requires a lessee to recognize in the statement of financial position a liability to make lease payments (“the lease liability”) and a right-of-use asset representing its right to use the underlying asset for the lease term, initially measured at the present value of the lease payments. When measuring assets and liabilities arising from a lease, the lessee should include payments to be made in optional periods only if the lessee is reasonably certain, as defined, to exercise an option to the lease or not to exercise an option to terminate the lease. Optional payments to purchase the underlying asset should be included if the lessee is reasonably certain it will exercise the purchase option. Most variable lease payments should be excluded except for those that depend on an index or a rate or are in substance fixed payments. A lessee shall classify a lease as a finance lease if it meets any of five listed criteria: 1) The lease transfers ownership of the underlying asset to the lessee by the end of the lease term. 2) The lease grants the lessee and option to purchase the underlying asset that the lessee is reasonably certain to exercise. 3) The lease term is for the major part of the remaining economic life of the underlying asset. 4) The present value of the sum of the lease payments and any residual value guaranteed by the lessee equals or exceeds substantially all of the fair value of the underlying asset. 5) The underlying asset is of such a specialized nature that it is expected to have no alternative use to the lessor at the end of the lease term. For finance leases, a lessee shall recognize in the statement of comprehensive income interest on the lease liability separately from amortization of the right-of-use asset. Amortization of the right-of-use asset shall be on a straight-line basis, unless another basis is more representative of the pattern in which the lessee expects to consume the right-of-use asset’s future economic benefits. If the lease does not meet any of the five criteria, the lessee shall classify it as an operating lease and shall recognize a single lease cost on a straight-line basis over the lease term. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. If a lessee makes this election, it should recognize lease expense for such leases generally on a straight-line basis over the lease term. The amendments in this update were applied using the current period adjustment method, as defined, and were effective on January 1, 2019. The adoption of this standard did not have a material impact on the condensed consolidated financial statements.

10.	STOCK OFFERINGS

On June 22, 2017, the Company entered into an at the market issuance sales agreement (the “Cowen Agreement”) with Cowen and Company, LLC (“Cowen”) under which the Company may offer and sell, from time to time at its sole discretion, shares of its Common Stock having an aggregate offering price of up to $25.0 million through Cowen as its sales agent. As of March 31, 2019, the Company issued 4,464,777 shares from this facility for proceeds of approximately $8.7 million.

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

11.	SUBSEQUENT EVENTS

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

Second Amendment to Credit Agreement

On April 1, 2019, the Company entered into the Second Amendment to Credit Agreement (the “Marathon Second Amendment”), among the Company, as borrower, certain affiliates of Marathon Asset Management, LP, as lenders (collectively, with their permitted successors and assignees, the “Lenders”), and Wilmington Trust, National Association, as the agent (“Wilmington”) amending certain terms of the Credit Agreement, dated as of December 31, 2018 (as amended, restated, amended and restated or otherwise modified prior to the date hereof), between the Company, the Lenders and Wilmington. The Marathon Second Amendment delayed the application of certain financial covenants including:

(i)	the minimum liquidity, providing that at least $4 million must be maintained at all times on or after April 30, 2019 rather than beginning on March 31, 2019;

(ii)	the maximum total leverage ratio (ratio of total debt borrowed by the Company and its subsidiaries to EBITDA), providing that the maximum total leverage ratio shall not exceed 4.50:1.00 on the last day of the quarter ending December 31, 2019, rather than beginning with the quarter ending September 30, 2019, which total leverage ratio is adjusted for subsequent quarters as set forth in the Credit Agreement; and

(iii)

the maximum debt service coverage ratio (ratio of EBITDA (for the four consecutive fiscal quarters most recently ended, subject to certain adjustments set forth in the Credit Agreement) to interest expense and payments for operating leases), providing that the maximum debt service coverage ratio shall not exceed 1.25:1.00 on the last day of the quarter ending December 31, 2019, rather than beginning with the quarter ending September 30, 2019, which debt service coverage ratio is adjusted for subsequent quarters as set forth in the Credit Agreement.

Warrant Amendments

On April 16, 2019, the Company entered into an Amendment No. 1 to Common Stock Purchase Warrants with Marathon Asset Management LP, on behalf of certain entities it manages, as warrant holders (collectively, the “Holders”) (collectively, the “Marathon Warrant Amendments”), amending certain terms of the existing warrants issued by the Company in favor of each Holder. Pursuant to the Marathon Warrant Amendments, unless the Company has obtained the approval of its shareholders as required by the Nasdaq Capital Market, the number of shares to be issued under warrants held by the Holders shall not exceed 19.99% of the issued and outstanding common stock of the Company as of December 31, 2018. The Marathon Warrant Amendments also provide that the failure to obtain shareholder approval of an increase in the number of authorized shares of common stock of the Company, sufficient to enable the Company to issue common stock upon exercise of the warrants held by each Holder, will constitute an event of default under the existing credit agreement among the Company, as borrower, the Holders, as lenders, and Wilmington Trust, National Association, as the agent.

On April 17, 2019, the Company and Arosa Opportunistic Fund LP (“Arosa”) entered into Amendment No. 1 to Common Stock Purchase Warrant (the “Arosa Warrant Amendment”), amending certain terms of the existing warrants issued by the Company. Pursuant to the Arosa Warrant Amendment, until the Company obtains shareholder approval of an increase in the number of authorized shares of common stock of the Company, the Company will not be required to reserve shares of common stock for issuance under the warrants held by Arosa. If the Company does not increase the number of authorized shares of common stock by June 30, 2019, the amendment will be null and void.

Subscription Agreement

On April 30, 2019, the Company entered into a subscription agreement (the “Subscription Agreement”), with certain investors (the “Investors”) pursuant to which the Company agreed to issue and sell, in a registered public offering by the Company directly to the Investors (the “Registered Direct Offering”), 3,957,432 shares of Common Stock. The purchase price per share was $0.74.

The closing of the Registered Direct Offering occurred on May 1, 2019. The Subscription Agreement contains customary representations, warranties and agreements by us and customary conditions to closing. The representations, warranties and covenants contained in the Subscription Agreement were made only for purposes of such agreement and as of specific dates, were solely for the benefit of the parties to such agreement and may be subject to limitations agreed upon by the contracting parties.

The net proceeds to the Company are expected to be approximately $2.9 million, after deducting estimated expenses payable by the Company associated with the Registered Direct Offering. The Company expects to use the net proceeds from this offering for working capital, general corporate purposes and repayment of debt and other obligations.

Third Amendment to Credit Agreement

On April 30, 2019, the Company entered into the Third Amendment to Credit Agreement (the “Marathon Third Amendment”), among the Company, as borrower, certain affiliates of Marathon Asset Management, LP, as lenders (collectively, with their permitted successors and assignees, the “Lenders”), and Wilmington Trust, National Association, as the agent (“Wilmington”) amending certain terms of the Credit Agreement, dated as of December 31, 2018 (as amended, restated, amended and restated or otherwise modified prior to the date hereof), between the Company, the Lenders and Wilmington. The Marathon Third Amendment amended the minimum liquidity covenant, providing that at least $4 million must be maintained at all times at or after May 31, 2019 rather than at all times on or after April 30, 2019. Unless the Company fails to maintain minimum liquidity as of the last day of any calendar month, the Company may cure a failure to maintain minimum liquidity by increasing liquidity to $4,000,000 within five business days of the occurrence.

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

The Workhorse N-GEN electric cargo van platform will be available in multiple size configurations, 450, 700 and 1,000 cubic feet. We intend to initiate the launch with the 450 cubic foot configuration where it is designed to compete with the Sprinter, Transit and RAM ProMaster gasoline/diesel trucks in the commercial sector with an emphasis on last-mile delivery and other service-oriented businesses, such as telecom. This ultra-low floor platform incorporates state-of-the-art safety features, economy and performance. We expect these vehicles offer fleet operators the most favorable total cost-of-ownership of any comparable vehicle available today. We believe we are the first American OEM to market a U.S. built electric cargo van, and early indications of fleet interest are significant. We expect the N-GEN trucks will be supported by our Ryder Systems partnership. Using N-GEN light duty prototypes, we delivered over 100,000 packages in San Francisco and Ohio during our testing. During the period we achieved 50 MPGe and successfully demonstrated the role the vehicle can have in last mile delivery.

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

SureFly™ is our entry into the emerging VTOL market. It is designed to be a two-person, 400-pound payload aircraft with a hybrid internal combustion/electric power generation system. Our approach in the design is to build the safest and simplest way to fly rotary wing aircraft in the world. We believe it is a practical answer to personal flight, as well as, commercial transportation segments, including air taxi series, agriculture and beyond.

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

Results of Operations

Our condensed consolidated statement of operations data for the period presented follows:

	Three Months Ended March 31,
	2019	2018

Sales	$364,182	$560,229

Cost of sales	1,397,606	1,698,280
Warranty expense	-	16,090
Gross loss	(1,033,424)	(1,154,141)

Operating expenses
Selling, general and administrative	2,090,890	2,400,147
Research and development	1,362,275	2,337,631
Total operating expenses	3,453,165	4,737,778

Interest expense, net	1,777,583	525,887

Net loss	$(6,264,172)	$(6,417,806)

Sales

Net sales for the three months ended March 31, 2019 and 2018 were approximately $0.4 million and $0.6 million, respectively. The decrease was primarily due to a decrease in volume of trucks sold partially offset by improved pricing in 2019.

Cost of Sales

Cost of sales for the three months ended March 31, 2019 and 2018 were $1.4 million and $1.7 million, respectively. The cost of sales decrease was primarily due to a decrease in volume of trucks sold due to strategic shift to the development of the N-GEN platform.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses during the three months ended March 31, 2019 and 2018 were $2.1 million and $2.4 million, respectively. The decrease related primarily to lower spending in areas such as marketing and employee-related costs partially offset by an increase in stock compensation expense of approximately $0.7 million.

Research and Development Expenses

Research and development (“R&D”) expenses during the three months ended March 31, 2019 and 2018 were $1.4 million and $2.4 million, respectively. The decrease in R&D expenses is due to the decrease in prototype expenses for the USPS NGDV and SureFly.

Interest Expense, Net

Interest expense, net during the three months ended March 31, 2019 and 2018 was $1.8 million and $0.5 million, respectively. The increase was primarily attributable to the higher levels of debt associated with the Marathon Credit Facility.

Liquidity and Capital Resources

Cash Requirements

From inception, we have financed our operations primarily through sales of equity securities. We have consumed substantial amounts of capital to date as we continue our R&D activities and manufacturing our vehicles.

As of March 31, 2019, we had approximately $2.8 million in cash, cash equivalents and short-term investments, as compared to approximately $1.5 million as of December 31, 2018, an increase of approximately $1.3 million. The increase was primarily attributable to the amount drawn on the Marathon Tranche Two debt partially offset by the operating loss for the period.

We believe our existing capital resources will not be sufficient to support our current and projected funding requirements and we will need additional funding. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. Because of the numerous risks and uncertainties associated with the development of our business and research and development activities, including risks and uncertainties that could impact the rate of progress of our development activities, we are unable to estimate with certainty the amounts of increased capital outlays and operating expenditures.

Our operations will require significant additional funding for the foreseeable future. Unless and until we are able to generate a sufficient amount of revenue and reduce our costs, we expect to finance future cash needs through public and/or private offerings of equity securities, debt financings and/or monetization of existing assets. With the exception of contingent and royalty payments that we may receive under our existing collaborations, we do not currently have any committed future funding. To the extent we raise additional capital by issuing equity securities, our stockholders could at that time experience substantial dilution. Any debt financing we are able to obtain may involve operating covenants that restrict our business.

Our future funding requirements will depend upon many factors, including, but not limited to:

●	our ability to acquire or license other technologies or compounds we may seek to pursue;
●	our ability to manage our growth;
●	competing technological and market developments;
●	the costs and timing of obtaining, enforcing and defending our patent and other intellectual property rights; and
●	expenses associated with any unforeseen litigation.

Insufficient funds have required and may continue to cause us to delay, scale back or eliminate some or all of our research or development programs, limit our sales activities, limit or cease production or negatively impact our operations.

For the three months ended March 31, 2019, we maintained an investment portfolio primarily in money market funds. Cash in excess of immediate requirements is invested with regard to liquidity and capital preservation. Wherever possible, we seek to minimize the potential effects of concentration and degrees of risk. We will continue to monitor the impact of the changes in the conditions of the credit and financial markets to our investment portfolio and assess if future changes in our investment strategy are necessary

Summary of Cash Flows

	Three Months Ended March 31,
	2019	2018

Net cash used in operating activities	$(5,768,689)	$(4,581,620)
Net cash used in investing activities	$-	$-
Net cash provided by financing activities	$7,103,875	$1,265,706

Cash Flows from Operating Activities

Our cash flows from operating activities are affected by our cash investments to support the business in research and development, manufacturing, selling, general and administration and interest expense. Our operating cash flows are also affected by our working capital needs to support fluctuations in inventory, personnel expenses, accounts payable and other current assets and liabilities.

During the three months ended March 31, 2019 and 2018, cash used by operating activities was $5.8 million and $4.6 million, respectively. The increase in net cash used in operations in 2019 as compared to 2018 was mainly due to changes in accounts receivable, accounts payable and accrued liabilities.

Cash Flows from Financing Activities

During the three months ended March 31, 2019 and 2018, net cash provided by financing activities was $7.1 million and $1.3 million, respectively. The increase in cash flows from financing activities was primarily driven by the $4.1 million drawn on the Marathon Tranche Two debt.

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

For a discussion of our critical accounting policies and estimates, see “Critical Accounting Policies” included in our Annual Report on Form 10-K for the year ended December 31, 2018, under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” We have made no significant changes to our critical accounting policies and estimates from those described in our Annual Report on Form 10-K for the year ended December 31, 2018.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For a discussion of our quantitative and qualitative disclosures about market risk, see “Quantitative and Qualitative Disclosures About Market Risks” included in our Annual Report on Form 10-K for the year ended December 31, 2018, under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” There have been no material changes to the information provided in our Annual Report on Form 10-K for the year ended December 31, 2018.

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

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were not effective due to material weaknesses in our internal control over financial reporting that existed as of March 31, 2019, as discussed below.

As previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, we identified the following material weaknesses:

●	The Company has not established adequate financial reporting monitoring activities to mitigate the risk of accounting errors.

●	The lack of a fully implemented enterprise resource planning (“ERP”) system caused over reliance on manual entries.

With respect to our internal control over financial reporting, these material weaknesses have been and continue to be discussed among management and our Audit Committee. Management intends to review, revise and improve our internal control over financial reporting until the material weaknesses in internal control over financial reporting are remediated.

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

We believe the initiated remediation measures will strengthen our internal control over financial reporting and should eventually remediate the material weaknesses identified. However, because we are still assessing the design and operating effectiveness of these measures and need to put more controls in place, the identified material weaknesses have not been remediated as of March 31, 2019. We will continue to monitor the effectiveness of these remediation measures and will make any changes and take such other actions that we deem appropriate.

We assessed the material weaknesses’ impact to the condensed consolidated financial statements to ensure they were prepared in accordance with GAAP and present fairly the condensed consolidated financial position, financial results of operations and cash flows as of and for the three months ended March 31, 2019. Based on these additional procedures and assessment, we concluded that the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q present fairly, in all material aspects, our financial position, results of operations and cash flows for the periods presented.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are involved from time to time in legal proceedings incidental to the conduct of our business. We do not believe that any liability that may result from these proceedings will have a material adverse effect on our Unaudited Condensed Consolidated Financial Statements.

ITEM 1A. RISK FACTORS

For a detailed discussion of risk factors affecting us, see “Part I – Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2018.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In connection with Mr. Hughes appointment as Chief Executive Officer, the Company entered into an amended and restated retention agreement (the “Retention Agreement”) with Mr. Hughes effective February 4, 2019. Pursuant to the Retention Agreement, Mr. Hughes was granted an option to purchase 1,000,000 shares of the Company’s common stock that will vest over a three-year period. The stock option award was granted under the Company’s 2017 Incentive Stock Plan with an exercise price equal to $0.97. The shares subject to such options will vest over three years in equal quarterly installments commencing March 31, 2019. In connection with his appointment as Chief Executive Officer, on February 4, 2019, the Company entered into a letter agreement (the “Director Agreement”) with Mr. Hughes setting forth certain terms of his appointment as director of the Company. The Director Agreement provides that Mr. Hughes will be granted an option to purchase 50,000 shares of the Company’s common stock at $0.97 per share.  The options will expire ten years from the vesting period with 10,000 options vesting immediately and 4,000 every June 30 and December 31 thereafter.

Under the Services Agreement entered with Stephen Burns, the Company granted Mr. Burns an option to purchase 1,000,000 shares of the Company’s common stock which vested immediately. The stock option award was granted under the Company’s 2017 Incentive Stock Plan with an exercise price equal to $0.97.

In connection with the appointment of Mr. Willison as Chief Operating Officer, the Company entered into a retention agreement with Mr. Willison effective February 18, 2019. Pursuant to the Retention Agreement, the Company. subject to the approval by the Company’s shareholders of the Company’s 2019 Stock Incentive Plan, will grant an option to purchase 400,000 shares of the Company’s common stock that will vest over a four-year period. The stock option award will be granted under the Company’s 2019 Incentive Stock Plan with an exercise price equal to the closing price of the Company’s common stock on the date of shareholder approval of the 2019 Incentive Stock Plan. The shares subject to such options will vest over four years in equal quarterly installments commencing at the end of the calendar quarter in which the 2019 Incentive Stock Plan is approved.

Commencing February 11, 2019, the Company entered into and closed Subscription Agreements with accredited investors (the “February 2019 Accredited Investors”) pursuant to which the February 2019 Accredited Investors purchased 1,499,684 shares of the Company’s common stock for a purchase price of $1,365,000. The Company used the proceeds for general working capital. If, prior to the six month anniversary, the Company issues shares of its common stock for a purchase price per share less than the purchase price paid by the February 2019 Accredited Investors subject to standard carve-outs (a “Down Round”), the Company will issue additional shares of common stock (for no additional consideration) to the February 2019 Accredited Investors such that the effective purchase price per share is equal to the purchase price per share paid in the Down Round. Benjamin Samuels and Gerald Budde, directors of the Company, acquired 841,928 and 26,310 shares of common stock, respectively, as part of this offering, provided, however, their per share purchase was $0.9501, which was above the closing price the date prior to close and they did not receive the Down Round protection.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Special Meeting

The Company held a Special Meeting on May 2, 2019 in Loveland, Ohio. Of the 61,496,990 shares of Common Stock outstanding on March 25, 2019, the record date, 51,319,811 shares were represented at the Annual Meeting, in person or by proxy, constituting a quorum. The proposals considered at the Special Meeting are described in detail in the Proxy Statement. The proposals described below were voted upon at the Special Meeting and the number of votes cast with respect to each proposal was as set forth below:

(1) Approve the 2019 Incentive Stock Plan and to authorize 8,000,000 shares of Common Stock for issuance thereunder.  This matter was determined based on majority of the shares cast.

For	Against	Abstain
22,014,450	3,819,294	84,613

(2) Approve an amendment of the Company’s articles of incorporation to increase the number of authorized shares of common stock from 100,000,000 to 250,000,000.  This matter was determined based on majority of the shares outstanding.

For	Against	Abstain
42,833,121	7,870,553	616,137

Amendment to the Company’s Articles of Incorporation

On May 3, 2019, the Company filed an amendment to its Articles of Incorporation with the State of Nevada to increase its authorized shares of common stock from 100,000,000 to 250,000,000.

ITEM 6. EXHIBITS

Exhibit No.	Description
3.1	Certificate of Designation for Series A Preferred Stock (1)
3.2	Certificate of Change (2)
3.3	Certificate of Correction (2)
3.4	Articles of Merger (3)
3.5	Certificate of Correction (Articles of Merger) (3)
3.6	Certificate of Amendment to the Certificate of Incorporation (4)
3.7	Certificate of Incorporation (5)
3.8	Articles of Merger between AMP Holding Inc. Workhorse Group Inc. (6)
3.9	Certificate of Change filed December 9, 2015 (7)
3.10	Certificate of Amendment to the Certificate of Incorporation dated August 8, 2017 (8)
3.11*	Certificate of Amendment to the Certificate of Incorporation dated May 3, 2019
4.1	Stock Option Agreement by and between Workhorse Group Inc. and Gerald Budde dated December 17, 2015 (9)
4.2	Stock Option Agreement by and between Workhorse Group Inc. and H. Benjamin Samuels dated December 17, 2015 (9)
4.3	Stock Option Agreement by and between Workhorse Group Inc. and Harry DeMott dated September 16, 2016 (11)
4.4	Securities Purchase Agreement entered between Workhorse Group Inc. and Joseph T. Lukens dated January 10, 2017 (12)
4.5	6% Convertible Debenture issued to Joseph T. Lukens dated January 10, 2017 (12)
4.6	Form of Warrant – September 2017 (13)
4.7	Form of Senior Secured Note dated December 26, 2017 (14)
4.8	Form of Promissory Note dated June 7, 2018 (16)
4.9	Form of Warrant to Purchase Common Stock issued to a fund managed by Arosa Capital Management LP dated July 6, 2018 (17)
4.10	Form of Promissory Note dated July 5, 2018 (18)
4.11	Stock Option Agreement by and between Workhorse Group Inc. and Michael L. Clark dated September 28, 2018 (19)
4.12	Form of Amended and Restated Warrant to Purchase Common Stock issued to Arosa Opportunistic Fund LP dated November 28, 2018 (29)
4.13	Form of Common Stock Purchase Warrants, each dated December 31, 2018 (30)
4.14	Form of Subscription Agreement – February 2019 (31)
4.15*	2019 Stock Incentive Plan
4.16	Form of Amendment No. 1 to Common Stock Purchase Warrant (Marathon) (36)
4.17	Amendment No. 1 to Common Stock Purchase Warrant (Arosa) (36)
10.1	Asset Purchase Agreement by and between Workhorse Custom Chassis, LLC, as Seller, and AMP Trucks Inc., as Buyer dated as of March 4, 2013 (10)
10.2	Amendment No. 1 to the Asset Purchase Agreement by and between Workhorse Custom Chassis, LLC, as Seller, and AMP Trucks Inc., as Buyer dated as of March 13, 2013 (10)
10.3	Director Agreement by and between AMP Holding Inc. and Raymond Chess dated October 24, 2013 (15)
10.4	Director Agreement by and between Workhorse Group Inc. and Gerald Budde dated December 17, 2015 (9)
10.5	Director Agreement by and between Workhorse Group Inc. and Benjamin Samuels dated December 17, 2015 (9)
10.6	Director Agreement by and between Workhorse Group Inc. and Harry DeMott dated September 15, 2016 (11)
10.7	Form of Warrant Exercise Agreement (20)
10.8	Conversion Agreement between Joseph T. Lukens and the Company dated January 27, 2017 (21)
10.9	Services Partner Agreement between Workhorse Group Inc. and Ryder Truck Rental, Inc. dated April 27, 2017 (22)
10.10	Executive Retention Agreement by and between Workhorse Group Inc. and Stephen S. Burns dated May 19, 2017 (23)
10.11	Executive Retention Agreement by and between Workhorse Group Inc. and Julio Rodriguez dated May 19, 2017 (23)
10.12	Sales Agreement, dated June 22, 2017, by and between Workhorse Group Inc. and Cowen and Company, LLC (24)
10.13	Executive Retention Agreement by and between Workhorse Group Inc. and Paul Gaitan dated August 9, 2017 (26)
10.14	Letter Agreement by and between Workhorse Group Inc. and Julio Rodriguez dated August 9, 2017 (26)
10.15	Form of Indemnification Agreement (23)
10.16	Form of Employee Invention Assignment, Confidentiality, Non-Compete and Non-Solicit Agreement (23)
10.17	Form of Exchange Agreement (27)
10.18	Form of Amendment Agreement dated June 28, 2018 (28)
10.19	Loan Agreement between Workhorse Group Inc. and a fund managed by Arosa Capital Management LP dated July 6, 2018 (18)
10.20	Guarantee and Collateral Agreement between Workhorse Group Inc., Workhorse Technologies Inc., Workhorse Properties Inc., Workhorse Motor Works Inc., Surefly, Inc. and a fund managed by Arosa Capital Management LP dated July 6, 2018 (18)
10.21	Intellectual Property Security Agreement between Workhorse Group Inc., Workhorse Technologies Inc., Workhorse Properties Inc., Workhorse Motor Works Inc., Surefly, Inc. and a fund managed by Arosa Capital Management LP dated July 6, 2018 (18)
10.22	First Amendment to Loan Agreement between Workhorse Group Inc., Workhorse Technologies Inc., Workhorse Properties Inc., Workhorse Motor Works Inc., Surefly, Inc. and a fund managed by Arosa Capital Management LP dated August 2, 2018 (17)
10.23	Director Agreement by and between Workhorse Group Inc. and Michael L. Clark dated September 28, 2018 (19)

Exhibit No.	Description
10.24	Sales Agreement between Workhorse Group Inc. and Duke Energy One, Inc. dated November 28, 2018 (29)
10.25	Limited Consent, Waiver and Release by and between Workhorse Group Inc. and Arosa Opportunistic Fund LP (29)
10.26	Credit Agreement among Workhorse Group Inc., as the Borrower, Marathon Structured Product Strategies Fund, LP, Marathon Blue Grass Credit Fund, LP, Marathon Centre Street Partnership, L.P. and TRS Credit Fund, LP, as the Lenders, and Wilmington Trust, National Association, as the Agent, dated December 31, 2018 (30)
10.27	Security Agreement, dated December 31, 2018, among Workhorse Group Inc., a Nevada corporation, Workhorse Technologies Inc., an Ohio corporation, Workhorse Properties Inc., an Ohio corporation, Workhorse Motor Works Inc, an Indiana corporation, Surefly, Inc., a Delaware corporation, and Wilmington Trust, National Association, in its capacity as agent (30)
10.28	Pledge Agreement, dated December 31, 2018, among Workhorse Group Inc., a Nevada corporation, Workhorse Technologies Inc., an Ohio corporation, Workhorse Properties Inc., an Ohio corporation, Workhorse Motor Works Inc, an Indiana corporation, Surefly, Inc., a Delaware corporation, Wilmington Trust, National Association, in its capacity as agent (30)
10.29	Guarantee, dated December 31, 2018, by Workhorse Technologies Inc., an Ohio corporation, Workhorse Properties Inc., an Ohio corporation, Workhorse Motor Works Inc, an Indiana corporation, and Surefly, Inc., a Delaware corporation (30)
10.30	Registration Rights Agreement, dated December 31, 2018, among Workhorse Group Inc., Marathon Structured Product Strategies Fund, LP, Marathon Blue Grass Credit Fund, LP, Marathon Centre Street Partnership, L.P. and TRS Credit Fund, LP (30)
10.31	Services Agreement between Stephen S. Burns and Workhorse Group Inc. dated February 4, 2019 (31)
10.32	Amended and Restated Executive Retention Agreement between Duane Hughes and Workhorse Group Inc. dated February 4, 2019 (31)
10.33	Director Agreement between Duane Hughes and Workhorse Group Inc. dated February 4, 2019 (31)
10.34	Retention Agreement between Robert Willison and Workhorse Group Inc. dated February 18, 2019 (33)
10.35	First Amendment, Waiver and Consent to Credit Agreement among Workhorse Group Inc., as the Borrower, Marathon Structured Product Strategies Fund, LP, Marathon Blue Grass Credit Fund, LP, Marathon Centre Street Partnership, L.P. and TRS Credit Fund, LP, as the Lenders, and Wilmington Trust, National Association, as the Agent, dated March 13, 2019 (34)
10.36	Second Amendment to Credit Agreement dated April 1, 2019 by and among Workhorse Group Inc., as the Borrower, Marathon Structured Product Strategies Fund, LP, Marathon Blue Grass Credit Fund, LP, Marathon Centre Street Partnership, L.P. and TRS Credit Fund, LP, as the Lenders, and Wilmington Trust, National Association, as the Agent (35)
10.37	Form of Subscription Agreement – April 2019 (37)
10.38	Third Amendment to Credit Agreement dated as of April 30, 2019 by and among Workhorse Group Inc., as the Borrower, Marathon Structured Product Strategies Fund, LP, Marathon Blue Grass Credit Fund, LP, Marathon Centre Street Partnership, L.P. and TRS Credit Fund, LP, as the Lenders, and Wilmington Trust, National Association, as the Agent (37)
21.1	List of Subsidiaries (34)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Nominating and Corporate Governance Committee Charter adopted by the Board of Directors of Workhorse Group Inc. on December 17, 2015 (8)
99.2	Compensation Committee Charter adopted by the Board of Directors of Workhorse Group Inc. on December 17, 2015 (8)
99.3	Audit Committee Charter adopted by the Board of Directors of Workhorse Group Inc. on December 17, 2015 (8)
EX-101.INS	XBRL INSTANCE DOCUMENT
EX-101.SCH	XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT
EX-101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE
EX-101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE
EX-101.LAB	XBRL TAXONOMY EXTENSION LABELS LINKBASE
EX-101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

* Filed herewith.

(1)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on January 4, 2010.
(2)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on May 25, 2010.
(3)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on May 25, 2010.
(4)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on September 10, 2010.
(5)	Incorporated by referenced to the Form SB-2 Registration Statement filed with the Securities and Exchange Commission on February 4, 2008.
(6)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on April 16, 2015.
(7)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on December 10, 2015.
(8)	Incorporated by reference to the Form 10-Q Quarterly Report filed with the Securities and Exchange Commission on August 9, 2017.
(9)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on December 21, 2015.

(10)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on March 13, 2013.
(11)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on September 16, 2016.
(12)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on January 12, 2017.
(13)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on September 14, 2017.
(14)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on December 27, 2017.
(15)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on October 30, 2013.
(16)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on June 12, 2018.
(17)	Incorporated by reference to the Form 10-Q Quarterly Report filed with the Securities and Exchange Commission on August 6, 2018.
(18)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on July 10, 2018.
(19)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on October 1, 2018.
(20)	Incorporated by reference to the Form S-3/A Registration Statement filed with the Securities and Exchange Commission on December 12, 2016.
(21)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on January 27, 2017.
(22)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on May 3, 2017.
(23)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on May 19, 2017.
(24)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on June 22, 2017.
(25)	Intentionally left blank.
(26)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on August 11, 2017.
(27)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on June 4, 2018.
(28)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on June 29, 2018.
(29)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on December 3, 2018.
(30)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on January 2, 2019.
(31)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on February 5, 2019.
(32)	Incorporated by reference to the Form 8-K Current Report filed with the Securities Exchange Commission on February 15, 2019.
(33)	Incorporated by reference to the Form 8-K Current Report filed with the Securities Exchange Commission on February 19, 2019.
(34)	Incorporated by reference to the Form 10-K Annual Report filed with the Securities Exchange Commission on March 18, 2019.
(35)	Incorporated by reference to the Form 8-K Current Report filed with the Securities Exchange Commission on April 2, 2019.
(36)	Incorporated by reference to the Form 8-K Current Report filed with the Securities Exchange Commission on April 22, 2019.
(37)	Incorporated by reference to the Form 8-K Current Report filed with the Securities Exchange Commission on April 30, 2019.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

WORKHORSE GROUP INC.

Dated: May 7, 2019	By:	/s/ Duane A. Hughes
Name: Duane A. Hughes
Title: Chief Executive Officer (Principal Executive Officer)

Dated: May 7, 2019	By:	/s/ Paul Gaitan
Name: Paul Gaitan
Title: Chief Financial Officer
(Principal Financial and Accounting Officer)