Form 10-Q
period 2019-06-30
Workhorse Group Inc.
filed 2019-08-09
CIK 1425287

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, $0.001 par value per share	WKHS	The NASDAQ Capital Market

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $0.001 par value per share	66,186,447
(Class)	(Outstanding at July 31, 2019)

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

ii

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Workhorse Group, Inc.

Condensed Consolidated Balance Sheets

June 30, 2019 (Unaudited) and December 31, 2018

	June 30, 2019	December 31, 2018
Assets

Current assets:
Cash and cash equivalents	$23,519,496	$1,512,750
Lease receivable	42,244	48,271
Inventory	2,197,683	2,533,616
Prepaid expenses and deposits	1,720,319	2,274,595
	27,479,742	6,369,232

Noncurrent assets:
Property, plant and equipment, net of accumulated depreciation of $2,601,263 and $2,407,477 at June 30, 2019 and December 31, 2018	8,009,037	5,237,451
Lease receivable	179,982	198,090
	$35,668,761	$11,804,773

Liabilities and Stockholders’ Equity (Deficit)

Current liabilities:
Accounts payable	$2,010,334	$4,340,463
Accrued liabilities	4,047,550	3,946,386
Warranty liability	6,573,560	7,058,769
Warrant liability	33,529,599	1,822,819
Customer deposits	359,000	406,000
Duke financing obligation	1,340,700	1,340,700
Revolving loan	5,854,140	-
	53,714,883	18,915,137

Long-term debt	8,572,182	8,312,079
Mandatory redeemable series B preferred stock	18,409,510	-
Commitments and Contingencies
Stockholders’ equity (deficit):
Series A preferred stock, par value of $.001 per share 75,000,000 shares authorized, 0 shares issued and outstanding at June 30, 2019 and December 31, 2018	-	-
Common stock, par value of $.001 per share 250,000,000 shares authorized, 66,081,812 shares issued and outstanding at June 30, 2019 and 58,270,934 shares issued and outstanding at December 31, 2018	66,082	58,271
Additional paid-in capital	139,670,292	126,076,782
Accumulated deficit	(184,764,188)	(141,557,496)
	(45,027,814)	(15,422,443)
	$35,668,761	$11,804,773

See accompanying notes to condensed consolidated financial statements.

Workhorse Group, Inc.

Condensed Consolidated Statements of Operations

For the Three and Six Months Ended June 30, 2019 and 2018

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018

Net sales	$5,508	$170,684	$369,690	$730,913
Cost of sales	930,164	1,655,905	2,327,770	3,370,275
Gross loss	(924,656)	(1,485,221)	(1,958,080)	(2,639,362)

Operating expenses
Selling, general and administrative	1,996,054	3,003,202	4,086,944	5,403,349
Research and development	1,216,727	1,894,712	2,579,002	4,232,343
Total operating expenses	3,212,781	4,897,914	6,665,946	9,635,692

Interest expense, net	32,718,876	526,162	34,496,459	1,052,049

Net loss	(36,856,313)	(6,909,297)	(43,120,485)	(13,327,103)

Deemed dividends	86,207	765,179	86,207	765,179

Net loss attributable to common stockholders	$(36,942,520)	$(7,674,476)	$(43,206,692)	$(14,092,282)

Net loss attributable to common stockholders per share - basic and diluted	$(0.61)	$(0.18)	$(0.71)	$(0.33)

Weighted average number of common shares outstanding	60,530,168	42,406,471	60,530,168	42,406,471

See accompanying notes to condensed consolidated financial statements.

Workhorse Group, Inc.
Condensed Consolidated Statements of Stockholders Equity (Deficit)
(Unaudited)

	Common Stock		Series A Preferred Stock		Additional		Total Stockholders’
	Number of Shares	Amount	Number of Shares	Amount	Paid-in Capital	Accumulated Deficit	Equity (Deficit)
Balance, March 31, 2018	41,966,550	$41,966	$-	$-	$109,106,507	$(110,707,807)	$(1,559,334)
Issuance of common stock	3,034,169	1,065	-	-	2,832,861	-	2,833,926
Stock options and warrants exercised	2,500	3	-	-	2,748	-	2,751
Warrant exchange	-	1,969	-	-	(1,969)	-	-
Deemed dividend, Sept 17 warrants	-	-	-	-	765,179	(765,179)	-
Share based compensation	-	-	-	-	476,085	-	476,085
Net loss	-	-	-	-	-	(6,909,297)	(6,909,297)
Balance, June 30, 2018	45,003,219	$45,003	$-	$-	$113,181,411	$(118,382,283)	$(5,155,869)

	Common Stock		Series A Preferred Stock		Additional		Total Stockholders’
	Number of Shares	Amount	Number of Shares	Amount	Paid-in Capital	Accumulated Deficit	Equity (Deficit)
Balance, December 31, 2017	41,529,181	$41,529	$-	$-	$107,760,036	$(104,290,001)	$3,511,564
Issuance of common stock	3,429,395	1,460	-	-	4,019,881	-	4,021,341
Stock options and warrants exercised	44,643	45	-	-	90,021	-	90,066
Warrant exchange	-	1,969	-	-	(1,969)	-	-
Deemed dividend, Sept 17 warrants	-	-	-	-	765,179	(765,179)	-
Share based compensation	-	-	-	-	548,263	-	548,263
Net loss	-	-	-	-	-	(13,327,103)	(13,327,103)
Balance, June 30, 2018	45,003,219	$45,003	$-	$-	$113,181,411	$(118,382,283)	$(5,155,869)

Workhorse Group, Inc.
Condensed Consolidated Statements of Stockholders Equity (Deficit) (Continued)
(Unaudited)

	Common Stock		Series A Preferred Stock		Additional		Total Stockholders’
	Number of Shares	Amount	Number of Shares	Amount	Paid-in Capital	Accumulated Deficit	Equity (Deficit)
Balance, March 31, 2019	61,496,990	$61,497	$-	$-	$129,764,361	$(147,821,668)	$(17,995,810)
Issuance of common stock	3,957,432	3,958	-	-	2,924,542	-	2,928,500
Stock options and warrants exercised	510,894	511	-	-	(511)	-	-
Deemed dividend	116,496	116			86,091	(86,207)	-
Share based compensation	-	-	-	-	185,848	-	185,848
Value of warrants issued with preferred stock	-	-	-	-	6,709,961	-	6,709,961
Net loss	-	-	-	-	-	(36,856,313)	(36,856,313)
Balance, June 30, 2019	66,081,812	$66,082	$-	$-	$139,670,292	$(184,764,188)	$(45,027,814)

	Common Stock		Series A Preferred Stock		Additional		Total Stockholders’
	Number of Shares	Amount	Number of Shares	Amount	Paid-in Capital	Accumulated Deficit	Equity (Deficit)
Balance, December 31, 2018	58,270,934	$58,271	$-	$-	$126,076,782	$(141,557,496)	$(15,422,443)
Issuance of common stock	7,183,488	7,184	-	-	5,921,051	-	5,928,235
Stock options and warrants exercised	510,894	511	-	-	(511)	-	-
Deemed dividend	116,496	116			86,091	(86,207)	-
Share based compensation	-	-	-	-	876,918	-	876,918
Value of warrants issued with preferred stock	-	-	-	-	6,709,961	-	6,709,961
Net loss	-	-	-	-	-	(43,120,485)	(43,120,485)
Balance, June 30, 2019	66,081,812	$66,082	$-	$-	$139,670,292	$(184,764,188)	$(45,027,814)

See accompanying notes to the consolidated financial statements.

Workhorse Group, Inc.

Condensed Consolidated Statements of Cash Flows

For the Six Months Ended June 30, 2019 and 2018

(Unaudited)

	2019	2018
Cash flows from operating activities:
Net loss	$(43,120,485)	$(13,327,103)
Adjustments to reconcile net loss to cash used by operations:
Depreciation	193,786	152,525
Amortization of Marathon loan issuance costs	260,103	-
Amortization of discount on Series B preferred stock	119,471	-
Amortized discount and debt issuance costs on Senior Secured Notes	-	987,500
Stock-based compensation	876,918	548,263
Inventory obsolescence reserve	22,221	-
Change in fair value of warrants	31,706,780	-
Effects of changes in operating assets and liabilities:
Accounts receivable and lease receivable	24,135	842,798
Inventory	313,712	(342,727)
Prepaid expenses and deposits	554,276	765,043
Accounts payable and accrued liabilities	(2,228,965)	1,980,433
Warranty	(485,209)	-
Notes payable, related parties	-	550,000
Customer deposits	(47,000)	265,595
Net cash used by operating activities	(11,810,257)	(7,577,673)

Cash flows from investing activities:
Capital expenditures	(2,965,372)	-
Net cash used by investing activities	(2,965,372	-

Cash flows from financing activities:
Payments on long-term debt	-	(16,770)
Proceeds from revolving loans	5,854,140	-
Proceeds from issuance of series B preferred stock	25,000,000	-
Issuance of common stock	5,928,235	4,021,341
Exercise of warrants and options	-	90,066
Net cash provided by financing activities	36,782,375	4,094,637

Change in cash and cash equivalents	22,006,746	(3,483,036)
Cash and cash equivalents, beginning of the period	1,512,750	4,069,477
Cash and cash equivalents, end of the period	$23,519,496	$586,441

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

The Company’s wholly owned subsidiaries include Workhorse Technologies Inc., Workhorse Motor Works Inc., Workhorse Properties Inc. and Surefly, Inc

On May 3, 2019, the Company filed an amendment to its Articles of Incorporation to increase its authorized shares of common stock from 100,000,000 to 250,000,000.

Basis of presentation

The financial statements have been prepared on a going concern basis, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has limited revenues and a history of negative working capital and stockholders’ deficits. Our existing capital resources are expected to be sufficient to fund our operations through the end of 2019. Unless and until we are able to generate a sufficient amount of revenue, reduce our costs and/or enter a strategic relationship, we expect to finance future cash needs through public and/or private offerings of equity securities and /or debt financings. If we are not able to obtain additional financing and/or substantially increase revenue from sales, we will be unable to continue as a going concern. These conditions raise substantial doubt about the ability of the Company to continue as a going concern.

In view of these matters, continuation as a going concern is dependent upon the continued operations of the Company, which, in turn, is dependent upon the Company’s ability to meet its financial requirements, raise additional capital, meet its future bank covenant requirements, and successfully carry out its future operations. The financial statements do not include any adjustments to the amount and classification of assets and liabilities that may be necessary, should the Company not continue as a going concern.

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

The Marathon Credit Facility includes financial covenants that require our compliance beginning in the fourth quarter of 2019. We expect to be able to satisfy the covenant requirements either through results of operations or the available Equity Cure in the Credit Agreement.

In the opinion of Management, the Unaudited Condensed Consolidated Financial Statements include all adjustments that are necessary for the fair presentation of Workhorse’s financial conditions, results of operations and cash flows for the interim periods presented.  Such adjustments are of a normal, recurring nature.  Intercompany balances and transactions are eliminated in consolidation. The results of operations and cash flows for the interim periods presented may not necessarily be indicative of full-year results. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto of Workhorse contained in its Annual Report on Form 10-K for the year ended December 31, 2018.

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

2.	INVENTORY

As of June 30, 2019, and December 31, 2018, our inventory consisted of the following:

	2019	2018
Raw materials	$4,285,830	$4,319,637
Work in process	422,176	702,079
Finished goods	-	-
	4,708,006	5,021,716
Less: Inventory reserve	2,510,323	2,488,100
	$2,197,683	$2,533,616

3.	REVENUE

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

The Company has elected the following practical expedient allowed under ASU 2014-09. Performance obligations are satisfied within one year from a given reporting date, consequently we omit disclosure of the transaction price apportioned to remaining performance obligations on open orders

Disaggregation of Revenue

Our revenues related to the following types of business were as follows for the periods ended June 30:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018

Automotive	$-	$118,398	$240,000	$523,252
Aviation	-	-	-	-
Other	5,508	52,286	129,690	207,661
Total revenues	$5,508	$170,684	$369,690	$730,913

4.	LONG-TERM DEBT

Long-term debt consists of the following:

	June 30, 2019	December 31, 2018
Marathon Tranche One Loan, due December 31, 2021, interest only quarterly payments, variable interest rate of 10.25% as of June 30, 2019	$10,000,000	$10,000,000
Marathon Tranche Two Loan, due December 31, 2021, interest only quarterly payments, variable interest rate of 10.25% as of June 30, 2019	5,854,140	-
Marathon Credit Agreement unamortized discount and issuance costs	(1,427,818)	(1,687,921)
Net Marathon Credit Agreement	14,426,322	8,312,079
Less current portion	5,854,140	-
Long-term debt	$8,572,182	$8,312,079

On December 31, 2018, the Company entered into a Credit Agreement (the “Credit Agreement”), with Marathon Asset Management, LP, on behalf of certain entities it manages, as lenders (collectively, the “Lenders”). The Credit Agreement provided the Company with a $10 million tranche of term loans (the “Tranche One Loan”) which may not be re-borrowed following repayment and (ii) a $25 million tranche of revolving loans which may be re-borrowed following repayment (the “Tranche Two Loans” together with the Tranche One Loan, the “Loans”).

The Trance Two Loan has been classified as current debt, because the agreement includes a lock box and cash sweep feature, which requires current presentation of the debt.

Second Amendment to Credit Agreement

On April 1, 2019, the Company entered into the Second Amendment to the Credit Agreement (the “Marathon Second Amendment”) with the Lenders. The Marathon Second Amendment delayed the application of certain financial covenants including:

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

Third Amendment to Credit Agreement

On April 30, 2019, the Company entered into the Third Amendment to Credit Agreement (the “Marathon Third Amendment”). The Marathon Third Amendment amended the minimum liquidity covenant, providing that at least $4 million must be maintained at all times at or after May 31, 2019 rather than at all times on or after April 30, 2019. Unless the Company fails to maintain minimum liquidity as of the last day of any calendar month, the Company may cure a failure to maintain minimum liquidity by increasing liquidity to $4.0 million within five business days of the occurrence.

Purchase Warrants

In conjunction with entering into the Credit Agreement, the Company issued each Lender a Common Stock Purchase Warrant to purchase, in the aggregate, 8,053,390 shares of common stock at an exercise price of $1.25 per share exercisable in cash only for a period of three years and then for cash or cashless thereafter (collectively, the “Initial Warrants”). Until the later of the repayment of all obligations owed to the Lenders or two years from the closing date, the Company will be required to issue additional Common Stock Purchase Warrants (the “Additional Warrants”) to the Lenders equal to 10%, in the aggregate, of any additional equity issuances, subject to certain exceptions, on substantially the same terms and conditions of the Initial Warrants, except that (i) the applicable expiration date thereof shall be five years from the issuance date of the applicable warrant, (ii) the initial exercise price shall be a price equal to the price per share of common stock used in the relevant issuance multiplied by 110%, and (iii) the holder shall be entitled to exercise the warrant on a cashless exercise at any time the warrant is exercisable.

On April 16, 2019, the Company entered into an Amendment No. 1 to Common Stock Purchase Warrants with Marathon Asset Management LP, on behalf of certain entities it manages, as warrant holders (collectively, the “Holders”) (collectively, the “Marathon Warrant Amendment”), amending certain terms of the existing warrants issued by the Company in favor of each Holder. Pursuant to the Marathon Warrant Amendment, unless the Company has obtained the approval of its shareholders the number of shares to be issued under warrants held by the Holders shall not exceed 19.99% of the issued and outstanding common stock of the Company as of December 31, 2018. The Marathon Warrant Amendment also provide that the failure to obtain shareholder approval of an increase in the number of authorized shares of common stock of the Company, sufficient to enable the Company to issue common stock upon exercise of the warrants held by each Holder, will constitute an event of default under the existing Credit Agreement.

The warrants are required to be marked to market at each balance sheet date with a corresponding charge to interest expense. As of June 30, 2019 and December 31, 2018, the warrant liability was $33,529,599 and $1,822,819, respectively.

5.	DUKE FINANCING OBLIGATION

On November 28, 2018, the Company entered into a Sales Agreement with Duke Energy One, Inc (“Duke”) pursuant to which the Company sold Duke 615,000 battery cells (the “615,000 Cells”) in consideration of $1,340,700. The Company will continue to use the cells in the near term for the delivery of trucks to UPS and DHL. Until October 15, 2019, the Company has the right and option to require Duke to sell the 615,000 Cells back to the Company and Duke has the right and option to require the Company to purchase the 615,000 Cells at price equal to the price the 615,000 Cells were sold.

On November 28, 2018, in consideration for consenting to the Company selling the 615,000 Cells to Duke, which served as collateral for Arosa for their Loan Agreement, the Company entered into a Limited Consent, Waiver and Release pursuant to which the Company issued Arosa 2,000,000 shares of common stock and restruck the exercise price of warrants previously issued to $1.25 per share.

The Duke transactions was accounted for as a financing obligation and as such, the Company has recorded a $1,340,700 liability related to the transaction.

6.	MANDATORY REDEMABLE SERIES B PREFERRED STOCK

Commencing May 31, 2019 through June 5, 2019 (“Closing Date”), the Company entered into Subscription Agreements with institutional investors pursuant to which the investors purchased 1,250,000 units consisting of one share of Series B Preferred Stock (the “Preferred Stock”), with a stated value of $20.00 per share (the “Stated Value”) and a common stock purchase warrant to purchase 7.41 shares of the common stock (the “Warrants”) for an aggregate of purchase price of $25.0 million.

The Preferred Stock ranks senior to the Company’s common stock with respect to dividend rights and rights upon liquidation, winding-up or dissolution. The Preferred Stock is entitled to annual dividends at a rate equal to 8.0% per annum on the Stated Value of the Preferred Stock. Accrued dividends will be payable quarterly in shares of common stock of the Company based on a fixed share price of $1.62. The Warrants have an exercise price of $1.62 per share, which was in excess of the closing price of $1.60 on May 30, 2019, and are immediately exercisable and will expire seven years from the date of issuance.

The Preferred Stock is not convertible and does not hold voting rights.

On the fourth anniversary of the Closing Date, the Company is required to redeem all the outstanding shares of the Preferred Stock at the Stated Value, plus accrued and unpaid dividends. At any time prior to such date, the Company subject to the repayment and retirement of the Credit Agreement, may redeem any outstanding shares of Preferred Stock at the Stated Value, plus accrued and unpaid dividends (“Optional Redemption”). Notwithstanding the foregoing, the Company may elect an Optional Redemption prior to the fourth anniversary of the Closing Date so long as it obtains from the lenders to the Credit Agreement their prior written consent to such Optional Redemption.

The aggregate number of shares of common stock issued in payment of dividends on the Preferred Stock when added to the number of shares of common stock issued upon exercise of any warrants shall not exceed 19.9% of either (a) the total number of shares of common stock outstanding on the date hereof or (b) the total voting power of the Company’s securities outstanding on the date hereof that are entitled to vote on a matter being voted on by holders of the common stock, unless and until the Company obtains stockholder approval permitting such issuances.

As the Preferred Stock is mandatorily redeemable, it is presented as a liability on the condensed consolidated balance sheet. All dividends payable on the Preferred Stock are classified as interest expense.

The Preferred Stock and Warrants have been determined to be freestanding financial instruments and have been accounted for separately. The Warrants are considered equity instruments and are not required to be recorded as a liability and marked-to-market at each reporting period. On the date of issuance, the value of the Warrants was determined to be $6.7 million, which was determined using the Black-Scholes valuation model. The fair value of the warrants was recorded as an increase to Additional Paid-In Capital and a discount of the Preferred Stock. The discount will be amortized to interest expense through May 2023.

7.	STOCK-BASED COMPENSATION

Options to directors, officers, consultants and employees

The Company maintains, as adopted by the board of directors, the 2019 Stock Incentive Plan as well as previous years plans (the “Plans”) providing for the issuance of equity based awards to employees, officers, directors or consultants of the Company. Non-qualified stock options granted under the plans may only be granted with an exercise price equal to the fair market value of the Company’s common stock on the date of grant.  Awards under the plans may be either vested or unvested options.

In addition to the Plans, the Company has granted, on various dates, stock options to directors, officers, consultants and employees to purchase common stock of the Company. The terms, exercise prices and vesting of these awards vary.

The following table summarizes option activity for directors, officers, consultants and employees:

		Outstanding Stock Options
	Options Available for Grant	Number of Options Outstanding	Weighted Average Exercise Price per Option	Weighted Average Grant Date Fair Value per Option	Weighted Average Remaining Exercise Term in Months
Balance, December 31, 2017	4,145,774	3,851,371	$3.11	$1.84	43
Granted	(340,000)	340,000	1.18	0.54	56
Exercised	-	(52,500)	1.24	0.68	-
Forfeited	-	-	-	-	-
Expired	-	(271,250)	3.22	1.58	-
Balance, December 31, 2018	3,805,774	3,867,621	4.05	$1.84	64
Additional Shares Authorized under 2019 Plan	8,000,000	-
Granted	(2,400,000)	2,400,000	0.96	0.53	81
Exercised	-	(498,552)	0.13	1.92
Forfeited	1,375,069	(1,375,069)	4.75	1.95	27
Expired	-	-
Balance, June 30, 2019	10,780,843	4,394,000	$2.60	$1.32	94

8.	INCOME TAXES

As the Company has not generated taxable income since inception, the cumulative deferred tax assets remain fully reserved, and no provision or liability for federal or state income taxes has been included in the financial statements.

9.	EARNINGS PER SHARE

Basic loss per share is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. For all periods presented, due to the Company’s net losses, all of the Company’s common stock equivalents were excluded from the calculation of diluted loss per share because they were anti-dilutive.

10.	RECENT ACCOUNTING DEVELOPMENTS

Accounting Guidance Adopted in 2019

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which requires a lessee to recognize in the statement of financial position a liability to make lease payments (“the lease liability”) and a right-of-use asset representing its right to use the underlying asset for the lease term, initially measured at the present value of the lease payments. A lessee shall classify a lease as a finance lease or an operating lease.

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

11.	SHARE HOLDERS EQUITY (DEFICIT)

Stock Offerings

On June 4, 2018, the Company and holders of all outstanding Warrants to Purchase Common Stock of the Company issued on September 18, 2017 (collectively, the “Warrants”) entered into separate, privately-negotiated exchange agreements (the “Exchange Agreements”), pursuant to which the Company issued an aggregate of 1,968,736 shares of the Company’s common stock in exchange for the Warrants. In addition, the “Down Round” feature of the Warrants was triggered in the second quarter of 2018, causing the strike price to decrease from $3.80 per share to $2.62 per share. As a result, the Company recorded a deemed dividend of $765,179 which represents the fair value transferred to the Warrant holders from the Down Round being triggered. The deemed dividend was recorded as a reduction of Retained Earnings and increase in Additional Paid-in-Capital and reduced net income available to common shareholders by the same amount.

Commencing February 11, 2019, the Company entered into and closed Subscription Agreements with accredited investors (the “February 2019 Accredited Investors”) for the purchase of 1,613,683 shares of the Company’s common stock for a purchase price of $1,465,056. If, prior to the six month anniversary, the Company issues shares of its common stock for a purchase price per share less than the purchase price paid by the February 2019 Accredited Investors (a “Down Round”), the Company will issue additional shares of common stock (for no additional consideration) such that the effective purchase price per share is equal to the purchase price per share paid in the Down Round. The Down Round provisions were triggered by the May 1, 2019 sale of common stock and an additional 116,496 shares of common stock were issued to the February 2019 Accredited Investors. The issuance of the additional shares is accounted for as a $86,207 deemed dividend.

Benjamin Samuels and Gerald Budde, directors of the Company, acquired 841,928 and 26,310 shares of common stock, respectively, as part of this offering at a per share purchase was $0.9501, which was above the closing price the date prior to close. They did not receive the Down Round protection.

On May 1, 2019, the Company closed under a registered public offering the sale of 3,957,432 shares of Common Stock for a purchase price of $0.74 per share. The net proceeds to the Company were approximately $2.9 million, after deducting estimated expenses payable by the Company. The Company expects to use the net proceeds from this offering for working capital, general corporate purposes and repayment of debt and other obligations.

Warrants

In connection with the issuance of debt and preferred stock, the Company has issued warrants to purchase share of Common Stock.

The following table summarizes warrant activity for the period:

	Number of Warrants	Weighted Average Exercise Price per Warrant	Weighted Average Remaining Exercise Term in Months
Balance, December 31, 2018	17,818,844	$1.84	52
Granted, Series B Preferred Stock	9,262,500	1.62	48
Granted, Marathon debt	1,840,275	1.40	60
Exercised	-
Balance, June 30, 2019	28,921,619	$2.58	69

12.	SUBSEQUENT EVENTS

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

As a direct result of the USPS award and development efforts, Workhorse has begun development on the Workhorse W-15, a medium- and light-duty pickup truck platform aimed at commercial fleets. The W-15 pickup truck powertrain is a smaller version of its sister vehicle, the medium-duty battery electric powertrain. Workhorse is currently evaluating licensing opportunities with respect to its W-15 light duty pickup truck platform.

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

We are continuing with our efforts to consummate a sale of the SureFly business although we cannot guarantee that we will be successful in such efforts. We are currently in ongoing negotiations and due diligence procedures with a potential buyer. There are no assurances that these activities will result in the ultimate sale of the business.

Results of Operations

Our condensed consolidated statement of operations data for the period presented follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018

Net sales	$5,508	$170,684	$369,690	$730,913

Cost of sales	930,164	1,655,905	2,327,770	3,370,275
Gross loss	(924,656)	(1,485,221)	(1,958,080)	(2,639,362)

Operating expenses:
Selling, general and administrative	1,996,054	3,003,202	4,086,944	5,403,349
Research and development	1,216,727	1,894,712	2,579,002	4,232,343
Total operating expenses	3,212,781	4,897,914	6,665,946	9,635,692

Interest expense, net	32,718,876	526,162	34,496,459	1,052,049

Net loss	$(36,856,313)	$(6,909,297)	$(43,120,485)	$(13,327,103)

Sales

Net sales for the three months ended June 30, 2019 and 2018 were approximately $6,000 and $0.2 million, respectively. The decrease was primarily due to a decrease in volume of trucks sold.

Net sales for the six months ended June 30, 2019 and 2018 were approximately $0.4 million and $0.7 million, respectively. The decrease was primarily due to a decrease in volume of trucks sold partially offset by improved pricing in 2019.

Cost of Sales

Cost of sales for the three months ended June 30, 2019 and 2018 were $0.9 million and $1.7 million, respectively. The cost of sales decrease was primarily due to the decrease in volume of trucks sold due to strategic shift to the development of the N-GEN platform. Cost of sales included a $0.8 million charge for excess and obsolete inventory for the period ended June 30, 2019.

Cost of sales for the six months ended June 30, 2019 and 2018 were $2.3 million and $3.4 million, respectively. The cost of sales decrease was primarily due to a decrease in volume of trucks sold due to strategic shift to the development of the N-GEN platform.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses during the three months ended June 30, 2019 and 2018 were $2.0 million and $3.0 million, respectively. The decrease is primarily due to lower spending for marketing and employee-related costs.

SG&A expenses during the six months ended June 30, 2019 and 2018 were $4.1 million and $5.4 million, respectively. The decrease related primarily to lower spending in areas such as marketing and employee-related costs partially offset by an increase in stock compensation expense of approximately $0.4 million.

Research and Development Expenses

Research and development (“R&D”) expenses during the three months ended June 30, 2019 and 2018 were $1.2 million and $1.9 million, respectively. The decrease in R&D expenses is due to the decrease in product design and employee related costs for the USPS NGDV and SureFly.

R&D expenses during the six months ended June 30, 2019 and 2018 were $2.6 million and $4.2 million, respectively. The decrease in R&D expenses is due to the decrease in prototype and product design expenses for the USPS NGDV and SureFly.

Interest Expense, Net

Interest expense, net for the three months ended June 30, 2019 and 2018 was $32.7 million and $0.5 million, respectively. The increase was primarily attributable a $31.1 million mark-to-market adjustment of warrants issued to lenders in connection with our financings as well as the higher levels of debt.

Interest expense, net for the six months ended June 30, 2019 and 2018 was $34.5 million and $1.1 million, respectively. The increase was primarily attributable the impact of a $31.7 million mark-to-market adjustment of warrants issued to lenders in connection with our financings as well as the higher levels of debt.

Liquidity and Capital Resources

Cash Requirements

From inception, we have financed our operations primarily through sales of equity securities and borrowings. We have consumed substantial amounts of capital to date as we continue our R&D activities and manufacturing our vehicles.

As of June 30, 2019, we had approximately $23.5 million in cash and cash equivalents, as compared to approximately $1.5 million as of December 31, 2018, an increase of $22.0 million. The increase was primarily attributable to the $25.0 million sale of Series B Preferred stock, the amount drawn on the Marathon Tranche Two debt and sales of our common stock. These cash inflows were partially offset by the operating loss for the period.

The Marathon Credit Facility includes financial covenants that require our compliance beginning in the fourth quarter of 2019. We expect to be able to satisfy the covenant requirements either through results of operations or the available Equity Cure in the Credit Agreement.

We believe our existing capital resources ($23.5 million of cash at June 30, 2019) and our Marathon revolving credit loans will be sufficient to support our current and projected funding requirements through the end of 2019. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. Because of the numerous risks and uncertainties associated with the development of our business and research and development activities, including risks and uncertainties that could impact the rate of progress of our development activities, we are unable to estimate with certainty the amounts of increased capital outlays and operating expenditures.

Our operations will require additional funding for the foreseeable future. Unless and until we are able to generate a sufficient amount of revenue and reduce our costs, we expect to finance future cash needs through public and/or private offerings of equity securities, debt financings and/or monetization of existing assets. With the exception of contingent and royalty payments that we may receive under our existing collaborations, we do not currently have any committed future funding. To the extent we raise additional capital by issuing equity securities, our stockholders could at that time experience substantial dilution. Any debt financing we are able to obtain may involve operating covenants that restrict our business.

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

For the six months ended June 30, 2019, we maintained an investment portfolio primarily in money market funds. Cash in excess of immediate requirements is invested with regard to liquidity and capital preservation. Wherever possible, we seek to minimize the potential effects of concentration and degrees of risk. We will continue to monitor the impact of the changes in the conditions of the credit and financial markets to our investment portfolio and assess if future changes in our investment strategy are necessary

Summary of Cash Flows

	Six Months Ended June 30,
	2019	2018

Net cash used by operating activities	$(11,810,257)	$(7,577,673)
Net cash used by investing activities	$(2,965,372)	$-
Net cash provided by financing activities	$36,782,375	$4,094,637

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

During the six months ended June 30, 2019 and 2018, cash used by operating activities was $11.8 million and $7.6 million, respectively. The increase in net cash used in operations in 2019 as compared to 2018 was mainly due to changes in accounts receivable, accounts payable and accrued liabilities.

Cash Flows from Investing Activities

During the six months ended June 30, 2019 and 2018, net cash used in investing activities was $3.0 million and zero, respectively. The increase in cash flows used in investing activities was primarily driven by investing in tooling for new products.

Cash Flows from Financing Activities

During the six months ended June 30, 2019 and 2018, net cash provided by financing activities was $36.8 million and $4.1 million, respectively. The increase in cash flows from financing activities was primarily driven by the $25.0 million of proceeds from the sale of Series B Preferred Stock, the $5.8 million drawn on the Marathon Tranche Two debt and $5.9 million of proceeds received from the sale of common stock.

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

For a discussion of our critical accounting policies and estimates, see “Critical Accounting Policies” included in our Annual Report on Form 10-K for the year ended December 31, 2018, under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” We have made no significant changes to our critical accounting policies and estimates from those described in our Annual Report on Form 10-K for the year ended December 31, 2018, except as follows:

Warrant Liability

We account for certain common stock warrants that are outstanding as a liability at fair value which is marked to market at the end of each reporting period. The liability is subject to remeasurement at each balance sheet date until the warrants are exercised or expire and any change in fair value is recognized as an adjustment to current period interest expense. The fair value of the warrants is measured using a Black Scholes model which includes various inputs, including the market price of our common stock on the balance sheet date and estimated volatility of our common stock. Any significant change in the market price of our common stock may significantly change the value of the liability and impact our results of operations.

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

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were not effective due to material weaknesses in our internal control over financial reporting that existed as of June 30, 2019, as discussed below.

As previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018, we identified the following material weaknesses:

●	The Company has not established adequate financial reporting monitoring activities to mitigate the risk of accounting errors
●	The lack of a fully implemented enterprise resource planning (“ERP”) system caused over reliance on manual entries.

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

We believe the initiated remediation measures will strengthen our internal control over financial reporting and should eventually remediate the material weaknesses identified. However, because we are still assessing the design and operating effectiveness of these measures and need to put more controls in place, the identified material weaknesses have not been remediated as of June 30, 2019. We will continue to monitor the effectiveness of these remediation measures and will make any changes and take such other actions that we deem appropriate.

We assessed the material weaknesses’ impact to the condensed consolidated financial statements to ensure they were prepared in accordance with GAAP and present fairly the condensed consolidated financial position, financial results of operations and cash flows as of and for the three months ended June 30, 2019. Based on these additional procedures and assessment, we concluded that the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q present fairly, in all material aspects, our financial position, results of operations and cash flows for the periods presented.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are involved from time to time in legal proceedings incidental to the conduct of our business. We do not believe that any liability that may result from these proceedings will have a material adverse effect on our Unaudited Condensed Consolidated Financial Statements. On July 18, 2019, All Cell Technologies, LLC and Illinois Institute of Technology filed a Complaint for Patent Infringement against the Company in the United States District Court for the Southern District of Indiana.  Management of the Company believes this lawsuit is baseless and intends to defend itself vigorously.

ITEM 1A. RISK FACTORS

For a detailed discussion of risk factors affecting us, see “Part I – Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2018.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

February 2019 Private Placement

Commencing February 11, 2019, the Company entered into and closed Subscription Agreements with accredited investors (the “February 2019 Accredited Investors”) pursuant to which the February 2019 Accredited Investors purchased 1,616,683 shares of the Company’s common stock for a purchase price of $1,465,056. If, prior to the six month anniversary, the Company issues shares of its common stock for a purchase price per share less than the purchase price paid by the February 2019 Accredited Investors subject to standard carve-outs (a “Down Round”), the Company will issue additional shares of common stock (for no additional consideration) to the February 2019 Accredited Investors such that the effective purchase price per share is equal to the purchase price per share paid in the Down Round. Benjamin Samuels and Gerald Budde, directors of the Company, acquired 841,928 and 26,310 shares of common stock, respectively, as part of this offering at a per share purchase was $0.9501, which was above the closing price the date prior to close. They did not receive the Down Round protection.

Series B Preferred Stock Placement

Commencing May 31, 2019 through June 5, 2019, the Company entered into Subscription Agreements with institutional investors pursuant to which the investors for an aggregate purchase price of $25,000,000 purchased 1,250,000 units consisting of (i) one newly-issued share of Series B Preferred Stock, with a stated value of $20.00 per share (the “Stated Value”) and a par value of $0.001 per share (the “Preferred Stock”), and (ii) a common stock purchase warrant to purchase 7.41 shares of the common stock, par value $0.001 per share, of the Company. (the “Warrants”). The closing with respect to approximately $15,000,000 occurred on May 31, 2019 and the balance of approximately $10,000,000 will close on June 10, 2019.

The rights, preferences, privileges and limitations of the Preferred Stock are set forth in a certificate of designation filed by the Company with the Secretary of State of the State of Nevada (the “Certificate of Designation”). The Preferred Stock ranks senior to the Company’s common stock with respect to dividend rights and rights upon liquidation, winding-up or dissolution. The Preferred Stock is entitled to annual dividends at a rate equal to 8.0% simple interest per annum on the Stated Value of the Preferred Stock. Accrued dividends will be payable quarterly in shares of common stock of the Company based on a share price of $1.62, which was the average closing price of the Company’s common stock on the five trading days immediately preceding May 31, 2019 and in excess of the closing price of $1.60 on May 30, 2019.

The Preferred Stock is not convertible and does not hold voting rights. Upon any liquidation, dissolution or winding up of the Company, liquidation of the Company’s assets will be made in the following order of priority: (a) first, payment or provision for payment of debts and other liabilities; (b) second, payment to the holders of the Preferred Stock an amount with respect to each share of the Preferred Stock’s Stated Value plus any accrued but unpaid dividends thereon; and (c) third, payment to the holders of common stock.

On the fourth anniversary of the Closing Date, the Company shall redeem all the outstanding shares of the Preferred Stock at the Stated Value, plus accrued and unpaid dividends. At any time prior to such date, the Company subject to the repayment and retirement, in accordance with its terms, of the Credit Agreement dated as of December 31, 2018 (the “Credit Agreement”), among the Company, as the borrower, the lenders thereto and Wilmington Trust, National Association, as Agent, the Company may, in its sole discretion, redeem any outstanding shares of Preferred Stock at the Stated Value, plus accrued and unpaid dividends (“Optional Redemption”). Notwithstanding the foregoing, the Company may effect an Optional Redemption prior to the fourth anniversary of the Closing Date so long as it obtains from the lenders to the Credit Agreement their prior written consent to such Optional Redemption.

The Warrants have an exercise price of $1.62 per share, which was in excess of the closing price of $1.60 on May 30, 2019, are immediately exercisable and will expire seven years from the date of issuance.

Notwithstanding anything herein to the contrary, the aggregate number of shares of common stock issued in payment of dividends on the Preferred Stock when added to the number of shares of common stock issued upon exercise of any warrants shall not exceed 19.9% of either (a) the total number of shares of common stock outstanding on the date hereof or (b) the total voting power of the Company’s securities outstanding on the date hereof that are entitled to vote on a matter being voted on by holders of the common stock, unless and until the Company obtains stockholder approval permitting such issuances in accordance with applicable rules of the NASDAQ Capital Market.

The offer, sale and issuance of the above securities was made to accredited investors and the Company relied upon the exemptions contained in Section 4(a)(2) of the Securities Act of 1933, as amended, and/or Rule 506 of Regulation D promulgated thereunder with regard to the sale. No advertising or general solicitation was employed in offering the securities. The offer and sales were made to accredited investors and transfer of the common stock will be restricted by the Company in accordance with the requirements of the Securities Act of 1933, as amended.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

 None

ITEM 6. EXHIBITS

Exhibit No.	Description
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
EX-101.INS	XBRL INSTANCE DOCUMENT
EX-101.SCH	XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT
EX-101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE
EX-101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE
EX-101.LAB	XBRL TAXONOMY EXTENSION LABELS LINKBASE
EX-101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

WORKHORSE GROUP INC.

Dated: August 9, 2019	By:	/s/ Duane A. Hughes
Name: Duane A. Hughes
Title: Chief Executive Officer (Principal Executive Officer)

Dated: August 9, 2019	By:	/s/ Paul Gaitan
Name: Paul Gaitan
Title: Chief Financial Officer
(Principal Financial and Accounting Officer)