Form 10-Q/A
period 2019-06-30
Workhorse Group Inc.
filed 2019-11-01
CIK 1425287

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q/A

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

EXPLANATORY NOTE

As disclosed in Item 4.02(a) of Form 8-K filed with the U.S Securities and Exchange Commission ("SEC") on November 1, 2019, on October 28, 2019, the Audit Committee of the Board of Directors of Workhorse Group, Inc. (the “Company”) concluded, after review and discussion with management, that the Company’s unaudited financial statements as of and for the three and six months ended June 30, 2019 ( the “Financial Statements”) should no longer be relied upon. This Amendment No. 1 to the Company’s Quarterly Report on Form 10-Q (this “Form 10-Q/A”) for the quarterly period ended June 30, 2019, which was filed with the SEC on August 9, 2019 (the “Original Form 10-Q”), restates the Company’s consolidated financial statements as of and for the three and six months ended June 30, 2019, and amends the related Notes and disclosures thereto. The impact on the Company’s financial statements for the three and six months ended June 30, 2019, is to reduce interest expense and the warrant liability for mark-to market adjustments previously recorded, as well as reclassify a portion of the warrant liability to shareholders' equity.

The items amended in the Original Form 10-Q are listed under “Items Amended by this Filing” below.

Condensed consolidated balance sheet:
•Warrant liability;
•Additional paid-in capital; and
•Accumulated deficit

Condensed consolidated statement of operations:
•Interest expense;
•Net loss;
•Net loss attributable to common stockholders; and
•Net loss attributable to common stockholders per share - basic and diluted share

Condensed consolidated statement of shareholders equity:
•Net loss;
•Reclassification of warrant liability

Condensed consolidated statement of cash flows:
•Net loss;
•Change in fair value of warrants

Other than the “Items Amended by this Filing”, disclosures in the Original Form 10-Q remain unchanged. However, for the convenience of the reader, this Form 10-Q/A restates in its entirety, as amended, the Company’s Original Form 10-Q. The Company has not modified or updated disclosures presented in the Original Form 10-Q, except as required to reflect the effects of the restatement. Accordingly, this Form 10-Q/A does not reflect events occurring after the filing of the Original Form 10-Q and no attempt has been made in this Form 10-Q/A to modify or update other disclosures as presented in the Original Form 10-Q, except as specifically referenced herein. Accordingly, this Form 10-Q/A should be read in conjunction with the Company’s filings with the SEC subsequent to the filing of the Original Form 10-Q.

Background of Restatement

The Company identified an accounting misstatement in the historical Financial Statements primarily related to Warrants issued in July 2018 as part of a debt financing (“2018 Warrants”). The 2018 Warrants were originally required to be mark-to-market at each balance sheet date unless a reclassification event occurred which would change the classification of 2018 Warrants to equity instruments. However, based on further analysis, it was determined that on January 1, 2019, the warrants no longer met the criteria to be classified as a liability and should have been reclassified to equity and mark-to-market accounting no longer applied.

In addition, the Company determined that the classification of certain warrants issued in 2019 to lenders were misclassified as liability financial instruments, while they should have been classified as equity instruments and not marked-to-market.

A summary of the restatement and its effects to the Company’s financial statements for the three and six months ended June 30, 2019 is included within this Form 10-Q/A, is presented in Note 1 in the accompanying Notes to the unaudited condensed consolidated financial statements.

Internal Control Over Financial Reporting

Under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, management conducted a reassessment of the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2019. As a result of that reassessment, management concluded that the Company’s disclosure controls and procedures continued to be ineffective, due to the existence of previously disclosed material weaknesses.

Items Amended by this Filing

The following items included in the Original Form 10-Q are amended by this Form 10-Q/A:
•Part I, Item I – Financial Statements;
•Part I, Item II – Management’s Discussion and Analysis of Financial Condition and Results of Operations

As required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications by the Company’s principal executive officer and principal financial officer are filed as exhibits 31.1, 31.2, 32.1 and 32.2 to this Form 10-Q/A.

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
ii

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Workhorse Group, Inc.
Condensed Consolidated Balance Sheets
June 30, 2019 (Unaudited) and December 31, 2018

	June 30, 2019	December 31, 2018
	As restated
Assets
Current assets:
Cash and cash equivalents	$23,519,496	$1,512,750
Lease receivable	42,244	48,271
Inventory	2,197,683	2,533,616
Prepaid expenses and deposits	1,720,319	2,274,595
	27,479,742	6,369,232

Noncurrent assets:
Property, plant and equipment, net of accumulated depreciation of $2,601,263 and $2,407,477 at June 30, 2019 and December 31, 2018	8,009,037	5,237,451
Lease receivable	179,982	198,090
	$35,668,761	$11,804,773

Liabilities and Stockholders’ Equity (Deficit)

Current liabilities:
Accounts payable	$2,010,333	$4,340,463
Accrued liabilities	4,047,550	3,946,386
Warranty liability	6,573,560	7,058,769
Warrant liability	15,876,415	1,822,819
Customer deposits	359,000	406,000
Duke financing obligation	1,340,700	1,340,700
Revolving loan	5,854,140	—
	36,061,698	18,915,137

Long-term debt	8,572,182	8,312,079
Mandatory redeemable series B preferred stock	18,409,510	—
Commitments and Contingencies
Stockholders’ equity (deficit):
Series A preferred stock, par value of $.001 per share 75,000,000 shares authorized, 0 shares issued and outstanding at June 30, 2019 and December 31, 2018	—	—
Common stock, par value of $.001 per share 250,000,000 shares authorized, 66,081,812 shares issued and outstanding at June 30, 2019 and 58,270,934 shares issued and outstanding at December 31, 2018	66,082	58,271
Additional paid-in capital	140,527,364	126,076,782
Accumulated deficit	(167,968,075)	(141,557,496)
	(27,374,629)	(15,422,443)
	$35,668,761	$11,804,773
See accompanying notes to condensed consolidated financial statements.

Workhorse Group, Inc.
Condensed Consolidated Statements of Operations
For the Three and Six Months Ended June 30, 2019 and 2018
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	As restated		As restated

Net sales	$5,508	$170,684	$369,690	$730,913
Cost of sales	930,164	1,655,905	2,327,770	3,370,275
Gross loss	(924,656)	(1,485,221)	(1,958,080)	(2,639,362)

Operating expenses
Selling, general and administrative	1,996,054	3,003,202	4,086,944	5,403,349
Research and development	1,216,727	1,894,712	2,579,002	4,232,343
Total operating expenses	3,212,781	4,897,914	6,665,946	9,635,692

Interest expense, net	15,922,763	526,162	17,700,346	1,052,049

Net loss	(20,060,200)	(6,909,297)	(26,324,372)	(13,327,103)

Deemed dividends	86,207	765,179	86,207	765,179

Net loss attributable to common stockholders	$(20,146,407)	$(7,674,476)	$(26,410,579)	$(14,092,282)

Net loss attributable to common stockholders per share - basic and diluted	$(0.33)	$(0.18)	$(0.44)	$(0.33)

Weighted average number of common shares outstanding	60,530,168	42,406,471	60,530,168	42,406,471

See accompanying notes to condensed consolidated financial statements.

Workhorse Group, Inc.
Condensed Consolidated Statements of Stockholders Equity (Deficit)
(Unaudited)

	Common Stock		Series A Preferred Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Number of Shares	Amount	Number of Shares	Amount
Balance, March 31, 2018	41,966,550	$41,966	—	$—	$109,106,507	$(110,707,807)	$(1,559,334)
Issuance of common stock	3,034,169	1,065	—	—	2,832,861	—	2,833,926
Stock options and warrants exercised	2,500	3	—	—	2,748	—	2,751
Warrant exchange	—	1,969	—	—	(1,969)	—	—
Deemed dividend, Sept 17 warrants	—	—	—	—	765,179	(765,179)	—
Share based compensation	—	—	—	—	476,085	—	476,085
Net loss	—	—	—	—	—	(6,909,297)	$(6,909,297)
Balance, June 30, 2018	45,003,219	$45,003	—	$—	$113,181,411	$(118,382,283)	$(5,155,869)

	Common Stock		Series A Preferred Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Number of Shares	Amount	Number of Shares	Amount
Balance, December 31, 2017	41,529,181	$41,529	—	$—	$107,760,036	$(104,290,001)	$3,511,564
Issuance of common stock	3,429,395	1,460	—	—	4,019,881	—	4,021,341
Stock options and warrants exercised	44,643	45	—	—	90,021	—	90,066
Warrant exchange	—	1,969	—	—	(1,969)	—	—
Deemed dividend, Sept 17 warrants	—	—	—	—	765,179	(765,179)	—
Share based compensation	—	—	—	—	548,263	—	548,263
Net loss	—	—	—	—	—	(13,327,103)	(13,327,103)
Balance, June 30, 2018	45,003,219	$45,003	—	$—	$113,181,411	$(118,382,283)	$(5,155,869)

Workhorse Group, Inc.
Condensed Consolidated Statements of Stockholders Equity (Deficit) (Continued)
(Unaudited)
As restated

	Common Stock		Series A Preferred Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Number of Shares	Amount	Number of Shares	Amount
Balance,March 31, 2019	61,496,990	$61,497	—	$—	$129,764,361	$(147,821,668)	$(17,995,810)
Issuance of common stock	3,957,432	3,958	—	—	2,924,542	—	2,928,500
Stock options and warrants exercised	510,894	511	—	—	(511)	—	—
Deemed dividend	116,496	116			86,091	(86,207)	—
Share based compensation	—	—	—	—	185,848	—	185,848
Effect of reclassification of warrants	—	—	—	—	857,072	—	857,072
Value of warrants issued with preferred stock	—	—	—	—	6,709,961	—	6,709,961
Net loss	—	—	—	—	—	(20,060,200)	(20,060,200)
Balance,June 30, 2019	66,081,812	$66,082	—	$—	$140,527,364	$(167,968,075)	$(27,374,629)

	Common Stock		Series A Preferred Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Number of Shares	Amount	Number of Shares	Amount
Balance,December 31, 2018	58,270,934	$58,271	—	$—	$126,076,782	$(141,557,496)	$(15,422,443)
Issuance of common stock	7,183,488	7,184	—	—	5,921,051	—	5,928,235
Stock options and warrants exercised	510,894	511	—	—	(511)	—	—
Deemed dividend	116,496	116			86,091	(86,207)	—
Share based compensation	—	—	—	—	876,918	—	876,918
Effect of reclassification of warrants	—	—	—	—	857,072	—	857,072
Value of warrants issued with preferred stock	—	—	—	—	6,709,961	—	6,709,961
Net loss	—	—	—	—	—	(26,324,372)	(26,324,372)
Balance,June 30, 2019	66,081,812	$66,082	—	$—	$140,527,364	$(167,968,075)	$(27,374,629)

See accompanying notes to the consolidated financial statements.

Workhorse Group, Inc.
Condensed Consolidated Statements of Cash Flows
For the Six Months Ended June 30, 2019 and 2018
(Unaudited)

	2019	2018
	As restated
Cash flows from operating activities:
Net loss	$(26,324,372)	$(13,327,103)
Adjustments to reconcile net loss to cash used by operations:
Depreciation	193,786	152,525
Amortization of Marathon loan issuance costs	260,103	—
Amortization of discount on Series B preferred stock	119,471	—
Amortized discount and debt issuance costs on Senior Secured Notes	—	987,500
Stock-based compensation	876,918	548,263
Inventory obsolescence reserve	22,221	—
Change in fair value of warrants	14,910,668	—
Effects of changes in operating assets and liabilities:
Accounts receivable and lease receivable	24,135	842,798
Inventory	313,712	(342,727)
Prepaid expenses and deposits	554,276	765,043
Accounts payable and accrued liabilities	(2,228,966)	1,980,433
Warranty	(485,209)	—
Notes payable, related parties	—	550,000
Customer deposits	(47,000)	265,595
Net cash used by operating activities	(11,810,257)	(7,577,673)

Cash flows from investing activities:
Capital expenditures	(2,965,372)	—
Net cash used by investing activities	(2,965,372)	—

Cash flows from financing activities:
Payments on long-term debt	—	(16,770)
Proceeds from revolving loans	5,854,140	—
Proceeds from issuance of series B preferred stock	25,000,000	—
Issuance of common stock	5,928,235	4,021,341
Exercise of warrants and options	—	90,066
Net cash provided by financing activities	36,782,375	4,094,637

Change in cash and cash equivalents	22,006,746	(3,483,036)
Cash and cash equivalents, beginning of the period	1,512,750	4,069,477
Cash and cash equivalents, end of the period	$23,519,496	$586,441
See accompanying notes to condensed consolidated financial statements.

Workhorse Group Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1.SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES
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
Restatement of Previously Issued Consolidated Financial Statements

Subsequent to the filing of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2019, filed with the SEC on August 9, 2019, management identified accounting adjustments related to an overstatement of the estimated warrant liability and interest expense. Certain warrants issued to lenders in 2018, were previously classified as liability financial instruments and marked-to-market at each reporting date with a corresponding adjustment to interest expense. On January 1, 2019, due to the payoff of debt to the lenders that the warrants were originally issued to, the warrants no longer met the criteria to be classified as liabilities and should have been reclassified to equity with no future mark-to-market adjustments. The adjustment resulted from the Company not recognizing that a reclassification event had occurred resulting in a change in the classification of certain of the Company’s outstanding warrants.

In addition, the Company determined that the classification of certain warrants issued in 2019 to lenders were misclassified as liability financial instruments, while they should have been classified as equity instruments and not marked-to-market.

Although the reclassification event occurred on January 1, 2019, and the missclassification of the 2019 warrants occurred in early 2019, management has determined that the $300,000 impact to the net loss for the three months ended March 31, 2019 is not material and therefore is not restating that period. The impact of the misstatement for the three months ended March 31, 2019, has been included in the adjustment for the three and six months ended June 30, 2019.

The following tables present the effect of the correction discussed above on selected line items of our previously reported consolidated balance sheet, consolidated statement of operations and statement of cash flows as of and for the three and six months ended June 30, 2019.

Condensed Consolidated Balance Sheet
	June 30, 2019
	As originally reported	Adjustments	As restated

Warrant liability	$33,529,599	$(17,653,184)	$15,876,415
Additional paid-in capital	139,670,292	857,072	140,527,364
Accumulated deficit	(184,764,188)	16,796,113	(167,968,075)
Total shareholders' deficit	(45,027,814)	17,653,185	(27,374,629)

Condensed Consolidated Statement of Operations

	Three Months Ended June 30, 2019			Six Months Ended June 30, 2019
	As originally reported	Adjustments	As restated	As originally reported	Adjustments	As restated

Interest expense, net	$32,718,876	$(16,796,113)	$15,922,763	$34,496,459	$(16,796,113)	$17,700,346
Net loss	(36,856,313)	16,796,113	(20,060,200)	(43,120,485)	16,796,113	(26,324,372)
Net loss attributable to common stockholders	(36,942,520)	16,796,113	(20,146,407)	(43,206,692)	16,796,113	(26,410,579)
Net loss attributable to common stockholders per share - basic and diluted	$(0.61)	$0.28	$(0.33)	$(0.71)	$0.28	$(0.44)

Condensed Consolidated Statement of Cash Flows
	Six Months Ended June 30, 2019
	As originally reported	Adjustments	As restated

Net loss	(43,120,485)	16,796,113	(26,324,372)
Change in fair value of warrants	31,706,780	(16,796,112)	14,910,668

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
2. INVENTORY
As of June 30, 2019, and December 31, 2018, our inventory consisted of the following:

	2019	2018
Raw materials	$4,285,830	$4,319,637
Work in process	422,176	702,079
Finished goods	—	—
	4,708,006	5,021,716
Less: Inventory reserve	2,510,323	2,488,100
	$2,197,683	$2,533,616

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
Our revenues related to the following types of business were as follows for the periods ended June 30, 2019:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Automotive	—	118,398	240,000	523,252
Aviation	—	—	—	—
Other	5,508	52,286	129,690	207,661
Total revenues	5,508	170,684	369,690	730,913

4. LONG-TERM DEBT (as restated)
Long-term debt consists of the following:

	June 30, 2019	December 31, 2018
Marathon Tranche One Loan, due December 31, 2021, interest only quarterly payments, variable interest rate of 10.25% as of June 30, 2019	$10,000,000	$10,000,000
Marathon Tranche Two Loan, due December 31, 2021, interest only quarterly payments, variable interest rate of 10.25% as of June 30, 2019	5,854,140	—
Marathon Credit Agreement unamortized discount and issuance costs	(1,427,818)	(1,687,921)
Net Marathon Credit Agreement	14,426,322	8,312,079
Less current portion	5,854,140	—
Long-term debt	$8,572,182	$8,312,079
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
(i)the minimum liquidity, providing that at least $4 million must be maintained at all times on or after April 30, 2019 rather than beginning on March 31, 2019;

(ii)the maximum total leverage ratio (ratio of total debt borrowed by the Company and its subsidiaries to EBITDA), providing that the maximum total leverage ratio shall not exceed 4.50:1.00 on the last day of the quarter ending December 31, 2019, rather than beginning with the quarter ending September 30, 2019, which total leverage ratio is adjusted for subsequent quarters as set forth in the Credit Agreement; and
(iii)the maximum debt service coverage ratio (ratio of EBITDA (for the four consecutive fiscal quarters most recently ended, subject to certain adjustments set forth in the Credit Agreement) to interest expense and payments for operating leases), providing that the maximum debt service coverage ratio shall not exceed 1.25:1.00 on the last day of the quarter ending December 31, 2019, rather than beginning with the quarter ending September 30, 2019, which debt service coverage ratio is adjusted for subsequent quarters as set forth in the Credit Agreement.
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
The Initial Warrants are required to be marked to market at each balance sheet date with a corresponding charge to interest expense. As of June 30, 2019 and December 31, 2018, the warrant liability was $15,876,415 and $965,747, respectively.
The Company has outstanding previously issued warrants to Arosa pursuant to agreements for debt issued in 2018. The Arosa debt was subsequently paid off on December 31, 2018, with the proceeds from the Credit Agreement. Through and including December 31, 2018, the warrants held by Arosa were required to be marked-to-market as the warrants were classified as liabilities. On January 1, 2019, the warrants no longer included dilution protection and therefore no longer met the criteria for liability classification and were reclassified to equity. As a result of the reclassification event, the $857,072 warrant liability for the Arosa warrants was reclassified as an increase to additional paid-in capital in 2019.
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
6. MANDATORY REDEEMABLE SERIES B PREFERRED STOCK
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
The following table summarizes option activity for directors, officers, consultants and employees:

		Outstanding Stock Options
	Options Available for Grant	Number of Options Outstanding	Weighted Average Exercise Price per Option	Weighted Average Grant Date Fair Value per Option	Weighted Average Remaining Exercise Term in Months
Balance, December 31, 2017	4,145,774	3,851,371	$3.11	$1.84	43
Granted	(340,000)	340,000	1.18	0.54	56
Exercised	—	(52,500)	1.24	0.68	—
Forfeited	—	—	—	—	—
Expired	—	(271,250)	3.22	1.58	—
Balance, December 31, 2018	3,805,774	3,867,621	4.05	$1.84	64
Additional Shares Authorized under 2019 Plan	8,000,000	—
Granted	(2,400,000)	2,400,000	0.96	0.53	81
Exercised	—	(498,552)	0.13	1.92
Forfeited	1,375,069	(1,375,069)	4.75	1.95	27
Expired	—	—
Balance, June 30, 2019	10,780,843	4,394,000	$2.60	$1.32	94

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
On May 1, 2019, the Company closed under a registered public offering the sale of $3,957,432 shares of Common Stock for a purchase price of $0.74 per share. The net proceeds to the Company were approximately $2.9 million, after deducting estimated expenses payable by the Company. The Company expects to use the net proceeds from this offering for working capital, general corporate purposes and repayment of debt and other obligations.

Warrants
In connection with the issuance of debt and preferred stock, the Company has issued warrants to purchase share of Common Stock.
The following table summarizes warrant activity for the period:

	Number of Warrants	Weighted Average Exercise Price per Warrant	Weighted Average Remaining Exercise Term in Months
Balance, December 31, 2018	17,818,844	$1.84	52
Granted, Series B Preferred Stock	9,262,500	1.62	48
Granted, Marathon debt	1,840,275	1.40	60
Exercised	—
Balance, June 30, 2019	28,921,619	$2.58	69

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
As discussed in detail in footnote 1 to the condensed consolidated financial statements, the Company has restated its financial statements as of and for the three and six months ended June 30, 2019, and the following information reflects the impact of that restatement.
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
Results of Operations
Our condensed consolidated statement of operations data for the period presented follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	As restated		As restated

Net sales	$5,508	$170,684	$369,690	$730,913

Cost of sales	930,164	1,655,905	2,327,770	3,370,275
Gross loss	(924,656)	(1,485,221)	(1,958,080)	(2,639,362)

Operating expenses:
Selling, general and administrative	1,996,054	3,003,202	4,086,944	5,403,349
Research and development	1,216,727	1,894,712	2,579,002	4,232,343
Total operating expenses	3,212,781	4,897,914	6,665,946	9,635,692

Interest expense, net	15,922,763	526,162	17,700,346	1,052,049

Net loss	$(20,060,200)	$(6,909,297)	$(26,324,372)	$(13,327,103)
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
Interest Expense, Net
Interest expense, net for the three months ended June 30, 2019 and 2018 was $15.9 million and $0.5 million, respectively. The increase was primarily attributable a $14.6 million mark-to-market adjustment of warrants issued to lenders in connection with our financings as well as the higher levels of debt.
Interest expense, net for the six months ended June 30, 2019 and 2018 was $17.7 million and $1.1 million, respectively. The increase was primarily attributable the impact of a $14.9 million mark-to-market adjustment of warrants issued to lenders in connection with our financings as well as the higher levels of debt.
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

Our future funding requirements will depend upon many factors, including, but not limited to:
•our ability to acquire or license other technologies or compounds we may seek to pursue;
•our ability to manage our growth;
•competing technological and market developments;
•the costs and timing of obtaining, enforcing and defending our patent and other intellectual property rights; and
•expenses associated with any unforeseen litigation.
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

	Six Months Ended June 30,
	2019	2018
Net cash used by operating activities	$(11,810,257)	$(7,577,673)
Net cash used by investing activities	$(2,965,372)	$—
Net cash provided by financing activities	$36,782,375	$4,094,637
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
As previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018, we identified the following material weaknesses:
•The Company has not established adequate financial reporting monitoring activities to mitigate the risk of accounting errors

•The lack of a fully implemented enterprise resource planning (“ERP”) system caused over reliance on manual entries.
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
Management’s specific remediation to address these material weaknesses will and has included among other items:
•Complete implementation of the ERP system modules covering purchase orders and inventory.
•Hire an international accounting firm to assist the company with a broad-based review of our internal control environment including the identification of controls gaps and implementation of controls to remediate those gaps.
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

WORKHORSE GROUP INC.

Dated: November 1, 2019	By:	/s/ Duane A. Hughes
Name: Duane A. Hughes Title: Chief Executive Officer (Principal Executive Officer)

Dated: November 1, 2019	By:	/s/ Paul Gaitan
Name: Paul Gaitan Title: Chief Financial Officer (Principal Financial and Accounting Officer)