Form 10-Q
period 2019-09-30
Workhorse Group Inc.
filed 2019-11-08
CIK 1425287

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
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
(Address of principal executive offices, including zip code)
(844) 937-9547
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, $0.001 par value per share	WKHS	The NASDAQ Capital Market

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $0.001 par value per share	66,857,529
(Class)	(Outstanding at October 31, 2019)

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
All references in this Form 10-Q that refer to the “Company”, “Workhorse Group”, “Workhorse”, “we,” “us” or “our” are to Workhorse Group Inc.
ii

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

Workhorse Group Inc.
Condensed Consolidated Balance Sheets
September 30, 2019 (Unaudited) and December 31, 2018

	September 30, 2019	December 31, 2018
Assets
Current assets:
Cash and cash equivalents	$9,261,151	$1,512,750
Restricted cash	900,000	—
Lease receivable	42,860	48,271
Inventory, net	2,388,988	2,533,616
Prepaid expenses and deposits	6,355,690	2,274,595
Total current assets	18,948,689	6,369,232

Property, plant and equipment, net of accumulated depreciation of $2,588,647 and $2,407,477 at September 30, 2019 and December 31, 2018	8,923,635	5,237,451
Lease receivable	169,638	198,090
Total Assets	$28,041,962	$11,804,773

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$995,510	$4,340,463
Accrued liabilities	3,996,365	3,946,386
Warranty liability	6,506,971	7,058,769
Warrant liability	19,901,139	1,822,819
Customer deposits	334,000	406,000
Duke financing obligation	1,340,700	1,340,700
Current portion of long-term debt	6,354,140	—
Total current liabilities	39,428,825	18,915,137

Long-term debt	8,205,270	8,312,079
Mandatory redeemable series B preferred stock	18,772,628	—
Commitments and contingencies
Stockholders’ equity (deficit):
Series A preferred stock, par value $0.001 per share, 75,000,000 shares authorized, 0 shares issued and outstanding at September 30, 2019 and December 31, 2018	—	—
Common stock, par value $0.001 per share,,250,000,000 shares authorized, 66,189,613 shares issued and outstanding at September 30, 2019 and 58,270,934 at December 31, 2018	66,190	58,271
Additional paid-in capital	141,030,711	126,076,782
Accumulated deficit	(179,461,662)	(141,557,496)
Total stockholders' equity (deficit)	(38,364,761)	(15,422,443)
Total Liabilities and Stockholders' Equity (Deficit)	$28,041,962	$11,804,773

See accompanying notes to condensed consolidated financial statements.

Workhorse Group Inc.
Condensed Consolidated Statements of Operations
For the Three and Nine Months Ended September 30, 2019 and 2018
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net sales	$4,258	$10,997	$373,948	$741,910
Cost of sales	1,423,904	1,476,822	3,751,674	4,847,097
Gross loss	(1,419,646)	(1,465,825)	(3,377,726)	(4,105,187)

Operating expenses
Selling, general and administrative	2,551,406	3,363,103	6,638,350	8,766,452
Research and development	1,640,454	1,449,497	4,219,456	5,681,840
Total operating expenses	4,191,860	4,812,600	10,857,806	14,448,292

Loss from operations	(5,611,506)	(6,278,425)	(14,235,532)	(18,553,479)

Interest expense, net	5,882,081	(792,872)	23,582,427	259,177

Net loss	$(11,493,587)	$(5,485,553)	$(37,817,959)	$(18,812,656)

Net loss attributable to common stockholders per share - basic and diluted	$(0.17)	$(0.12)	$(0.60)	$(0.42)

Weighted average number of common shares outstanding	66,176,921	46,192,471	63,566,295	46,192,471

See accompanying notes to condensed consolidated financial statements.

Workhorse Group Inc.
Condensed Consolidated Statements of Stockholders’ Equity (Deficit)
(Unaudited)

	Common Stock		Series A Preferred Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Number of Shares	Amount	Number of Shares	Amount
Balance, June 30, 2018	45,003,219	$45,003	—	$—	$113,181,411	$(118,382,283)	$(5,155,869)
Issuance of common stock	11,267,715	11,268	—	—	12,366,053	—	12,377,321
Stock-based compensation	—	—	—	—	254,963	—	254,963
Net loss	—	—	—	—	—	(5,485,553)	(5,485,553)
Balance, September 30, 2018	56,270,934	$56,271	—	$—	$125,802,427	$(123,867,836)	$1,990,862

	Common Stock		Series A Preferred Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Number of Shares	Amount	Number of Shares	Amount
Balance, December 31, 2017	41,529,181	$41,529	—	$—	$107,760,036	$(104,290,001)	$3,511,564
Issuance of common stock	14,697,110	12,728	—	—	16,385,934	—	16,398,662
Stock options and warrants exercised	44,643	45	—	—	90,020	—	90,065
Warrant exchange	—	1,969	—	—	(1,969)	—	—
Deemed dividend	—	—	—	—	765,179	(765,179)	—
Stock-based compensation	—	—	—	—	803,227	—	803,227
Net loss	—	—	—	—	—	(18,812,656)	(18,812,656)
Balance, September 30, 2018	56,270,934	$56,271	—	$—	$125,802,427	$(123,867,836)	$1,990,862

Workhorse Group Inc.
Condensed Consolidated Statements of Stockholders’ Equity (Deficit) (Continued)
(Unaudited)

	Common Stock		Series A Preferred Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Number of Shares	Amount	Number of Shares	Amount
Balance, June 30, 2019	66,081,812	$66,082	—	$—	$140,527,364	$(167,968,075)	$(27,374,629)
Stock options and warrants exercised	6,330	6	—	—	1,967	—	1,973
Stock-based compensation	—	—	—	—	334,711	—	334,711
Common stock issued for payment of Series B Preferred Stock dividend	101,471	102	—	—	166,669	—	166,771
Net loss	—	—	—	—	—	(11,493,587)	(11,493,587)
Balance, September 30, 2019	66,189,613	$66,190	—	$—	$141,030,711	$(179,461,662)	$(38,364,761)

	Common Stock		Series A Preferred Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Number of Shares	Amount	Number of Shares	Amount
Balance,December 31, 2018	58,270,934	$58,271	—	$—	$126,076,782	$(141,557,496)	$(15,422,443)
Issuance of common stock	7,183,488	7,184	—	—	5,921,051	—	5,928,235
Stock options and warrants exercised	517,224	517	—	—	1,456	—	1,973
Deemed dividend	116,496	116			86,091	(86,207)	—
Stock-based compensation	—	—	—	—	1,211,629	—	1,211,629
Effect of reclassification of warrants	—	—	—	—	857,072	—	857,072
Value of warrants issued with Series B Preferred Stock	—	—	—	—	6,709,961	—	6,709,961
Common stock issued for payment of Series B Preferred Stock dividend	101,471	102	—	—	166,669		166,771
Net loss	—	—	—	—	—	(37,817,959)	(37,817,959)
Balance, September 30, 2019	66,189,613	$66,190	—	$—	$141,030,711	$(179,461,662)	$(38,364,761)

See accompanying notes to the condensed consolidated financial statements.

Workhorse Group Inc.
Condensed Consolidated Statements of Cash Flows
For the Nine Months Ended September 30, 2019 and 2018
(Unaudited)

	2019	2018
Cash flows from operating activities:
Net loss	$(37,817,959)	$(18,812,656)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	291,287	251,886
Amortization of discount and debt issuance costs on long-term debt	850,800	1,576,005
Amortization of discount on Series B preferred stock	482,589	—
Stock-based compensation	1,213,602	803,226
Other	41,588	28,645
Change in fair value of warrants	18,935,392	(1,527,414)
Effects of changes in operating assets and liabilities:
Lease receivable	33,863	1,016,631
Inventory, net	122,407	(316,411)
Prepaid expenses and deposits	(4,538,704)	409,723
Accounts payable and accrued liabilities	(3,128,203)	(1,065,124)
Warranty liability	(551,798)	—
Customer deposits	(72,000)	309,595
Net cash used in operating activities	(24,137,136)	(17,325,894)

Cash flows from investing activities:
Capital expenditures	(4,001,838)	(131,318)
Proceeds on disposition of property, plant and equipment	5,000	4,800
Net cash used in investing activities	(3,996,838)	(126,518)

Cash flows from financing activities:
Payments on long-term debt	—	(7,841,378)
Proceeds from long-term debt	5,854,140	7,800,000
Payment of loan issuance costs	—	(70,047)
Proceeds from issuance of series B preferred stock	25,000,000	—
Issuance of common stock	5,928,235	16,398,662
Exercise of warrants and options	—	90,066
Net cash provided by financing activities	36,782,375	16,377,303

Change in cash, cash equivalents and restricted cash	8,648,401	(1,075,109)
Cash, cash equivalents and restricted cash, beginning of the period	1,512,750	4,069,477
Cash, cash equivalents and restricted cash, end of the period	$10,161,151	$2,994,368

The following table provides a reconciliation of cash, cash equivalents and restricted cash to the amounts reported within the condensed consolidated balance sheet:

	September 30,
	2019	2018
Cash and cash equivalents	$9,261,151	$2,994,368
Restricted cash	900,000	—
Total cash, cash equivalents and restricted cash	$10,161,151	$2,994,368
See accompanying notes to condensed consolidated financial statements.

Workhorse Group Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1.SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES
The following accounting principles and practices are set forth to facilitate the understanding of information presented in the condensed consolidated financial statements.
Nature of operations and principles of consolidation
Workhorse Group Inc. (“Workhorse”, the “Company”, “we”, “us” or “our”) is a technology company focused on providing sustainable and cost-effective solutions to the commercial transportation sector. As an American manufacturer, we design and build high performance battery-electric vehicles and aircraft that make movement of people and goods more efficient and less harmful to the environment. As part of our solution, we also develop cloud-based, real-time telematics performance monitoring systems that enable fleet operators to optimize energy and route efficiency. We are currently focused on bringing the N-GEN electric cargo van to market and fulfilling our existing backlog of orders. We are also exploring other opportunities in monetizing our intellectual property which could include a sale, license or other arrangement of assets that are outside of our core focus.
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
In view of these matters, continuation as a going concern is dependent upon the continued operations of the Company, which, in turn, is dependent upon the Company’s ability to meet its financial requirements, raise additional capital, meet its future debt covenant requirements, and successfully carry out its future operations. The financial statements do not include any adjustments to the amount and classification of assets and liabilities that may be necessary, should the Company not continue as a going concern.
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
The Marathon Credit Facility includes financial covenants that require our compliance beginning in the fourth quarter of 2019. We expect to be able to satisfy the covenant requirements either through results of operations or an available equity cure in the Credit Agreement.
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
2. INVENTORY
Inventory consists of the following:

	September 30, 2019	December 31, 2018
Raw materials	$4,478,201	$4,319,637
Work in process	422,176	702,079
Finished goods	—	—
	4,900,377	5,021,716
Less: Inventory reserve	2,511,389	2,488,100
Total inventory, net	$2,388,988	$2,533,616

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
The Company has elected the following practical expedient allowed under ASU 2014-09. Performance obligations are satisfied within one year from a given reporting date, consequently we omit disclosure of the transaction price apportioned to remaining performance obligations on open orders.
Disaggregation of Revenue
Our revenues related to the following types of business were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Automotive	$—	$—	$240,000	$523,252
Aviation	—	—	—	—
Other	4,258	10,997	133,948	218,658
Total revenues	$4,258	$10,997	$373,948	$741,910

4. LONG-TERM DEBT
Long-term debt consists of the following:

	September 30, 2019	December 31, 2018
Marathon Tranche One Loan, due December 31, 2021, interest payable quarterly, variable interest rate of 10.0% as of September 30, 2019	$10,000,000	$10,000,000
Marathon Tranche Two Loan, due December 31, 2021, interest payable quarterly, variable interest rate of 10.0% as of September 30, 2019	5,854,140	—
Unamortized discount and issuance costs	(1,294,730)	(1,687,921)
Net Marathon Credit Agreement	14,559,410	8,312,079
Less current portion	6,354,140	—
Long-term debt	$8,205,270	$8,312,079
On December 31, 2018, the Company entered into a Credit Agreement (the “Credit Agreement”), with Marathon Asset Management, LP, on behalf of certain entities it manages, as lenders (collectively, the “Lenders”). The Credit Agreement provides the Company with a $10 million term loan (the “Tranche One Loan”) which may not be re-borrowed following repayment and (ii) a $25 million revolving loan which may be re-borrowed following repayment (the “Tranche Two Loan” together with the Tranche One Loan, the “Loans”). The Tranche One Loan requires principal payments of $0.5 million on June 30, 2020, December 31, 2020 and June 30, 2021 with the remaining balance due on December 31, 2021. The Tranche Two Loan matures on December 31, 2021.

The Trance Two Loan has been classified as current, because the agreement includes a lock box and cash sweep feature, which requires current presentation of the debt.

The Credit Agreement requires the Company to maintain certain financial covenants including:

a.Maintaining a minimum of $4.0 million of liquidity;
b.Maintaining as of December 31, 2019 a total leverage ratio (ratio of total debt to EBITDA for the preceding four quarters) not to exceed 4.50:1.00. The total leverage ratio is adjusted in subsequent quarters as set forth in the Credit Agreement; and
c.The debt service coverage ratio (ratio of EBITDA for the last four quarters, subject to certain adjustments as defined in the Credit Agreement, to interest expense and payments for operating leases), not to exceed 1.25:1.00 as of December 31, 2019. The debt service coverage ratio is adjusted in subsequent quarters as set forth in the Credit Agreement.
If the Company is unable to meet its financial covenants the Credit Agreement has an equity cure available which can be used to satisfy the covenants.

The Tranche Two Loan requires that as long as there are amounts outstanding under the loan, that the Company maintains $0.9 million in a restricted cash account.

Purchase Warrants

In conjunction with entering into the Credit Agreement, the Company issued Common Stock Purchase Warrants (“Initial Warrants”) to purchase 8,053,390 shares of common stock at an exercise price of $1.25 per share. The Initial Warrants are exercisable for cash only through December 31, 2021 and then for cash or cashless thereafter. Until the later of the repayment of all amounts outstanding under the Credit Agreement or December 31, 2021, the Company must issue additional Warrants to the Lenders equal to 10%, in the aggregate, of any additional equity issuances on substantially the same terms and conditions of the Initial Warrants, except that (i) the expiration date shall be five years from the issuance date, (ii) the exercise price shall be equal to 110% of the issuance price per share in the relevant issuance, and (iii) the holder shall be entitled to exercise the warrant on a cashless basis at any time.

On April 16, 2019, the Company entered into Amendment No. 1 to the Common Stock Purchase Warrants with the Lenders (collectively, the “Holders”) (the “Marathon Warrant Amendment”). Pursuant to the Marathon Warrant Amendment, unless the Company has obtained the approval of its shareholders, then the number of shares to be issued under warrants held by the Holders shall not exceed 19.99% of the issued and outstanding common stock of the

Company as of December 31, 2018. The Marathon Warrant Amendment also provides that the failure to obtain shareholder approval of an increase in the number of authorized shares of common stock of the Company, sufficient to enable the Company to issue common stock upon exercise of the warrants held by each Holder, will constitute an event of default under the Credit Agreement.
Currently the Initial Warrants are classified as liability financial instruments and required to be marked-to-market at each balance sheet date with a corresponding charge to interest expense. As of September 30, 2019 and December 31, 2018, the warrant liability for the Initial Warrants was $19,901,139 and $965,747, respectively. Any additional warrants issued in connection with Credit Agreement have been classified as equity instruments and are not required to be marked-to-market at each balance sheet date.
The Company has outstanding warrants issued to Arosa for debt issued in 2018. The Arosa debt was subsequently paid off on December 31, 2018, with the proceeds from the Credit Agreement. Through and including December 31, 2018, the warrants held by Arosa were required to be marked-to-market as the warrants were classified as liabilities. On January 1, 2019, the warrants no longer included dilution protection and therefore no longer met the criteria for liability classification and were reclassified to equity. As a result of the reclassification event, the $857,072 warrant liability for the Arosa warrants was reclassified to additional paid-in capital in 2019.
5. DUKE FINANCING OBLIGATION
On November 28, 2018, the Company entered into a Sales Agreement with Duke Energy One, Inc (“Duke”) pursuant to which the Company sold Duke 615,000 battery cells (the “615,000 Cells”) for $1,340,700. The Company will continue to use the cells in the near term for the delivery of trucks to customers. Until October 15, 2019, the Company has the right and option to require Duke to sell the 615,000 Cells back to the Company and Duke has the right and option to require the Company to purchase the 615,000 Cells at price equal to the price the 615,000 Cells were sold.
On October 14, 2019, the Company exercised its option to purchase the 615,000 Cells at a price of $2.18 per cell which will close on December 1, 2019.
The Duke transaction was accounted for as a financing obligation and the Company has recorded a $1,340,700 liability.
On November 28, 2018, in consideration for consenting to the Company selling the 615,000 Cells to Duke, which served as collateral for Arosa for their Loan Agreement, the Company issued Arosa 2,000,000 shares of common stock and restruck the exercise price of warrants previously issued to $1.25 per share.
6. MANDATORY REDEEMABLE SERIES B PREFERRED STOCK
On June 5, 2019 (the “Closing Date”), the Company closed Subscription Agreements with institutional investors for the purchase of 1,250,000 units consisting of one share of Series B Preferred Stock (the “Preferred Stock”), with a stated value of $20.00 per share (the “Stated Value”) and a common stock purchase warrant to purchase 7.41 shares of the common stock (the “Warrants”) for an aggregate purchase price of $25.0 million. The Preferred Stock is not convertible and does not hold voting rights.
The Preferred Stock ranks senior to the Company’s common stock with respect to dividend rights and rights upon liquidation, winding-up or dissolution. The Preferred Stock is entitled to annual dividends at a rate equal to 8.0% per annum on the Stated Value. Accrued dividends will be payable quarterly in shares of common stock of the Company based on a fixed share price of $1.62. The Warrants have an exercise price of $1.62 per share, which was in excess of the closing price of $1.60 on May 30, 2019. They are immediately exercisable and will expire seven years from the date of issuance.
In June 2023, the Company is required to redeem all the outstanding shares of the Preferred Stock at the Stated Value, plus accrued and unpaid dividends. At any time prior to such date, the Company, subject to the repayment and retirement of the Credit Agreement, may redeem any outstanding shares of Preferred Stock at the Stated Value, plus accrued and unpaid dividends (“Optional Redemption”). Notwithstanding the foregoing, the Company may elect an Optional Redemption prior to the fourth anniversary of the Closing Date so long as it obtains from the lenders to the Credit Agreement consent to such Optional Redemption.

The aggregate number of shares of common stock issued in payment of dividends on the Preferred Stock when added to the number of shares of common stock issued upon exercise of any warrants shall not exceed 19.9% of either (a) the total number of shares of common stock outstanding on the date hereof; or (b) the total voting power of the Company’s securities outstanding on the date hereof that are entitled to vote on a matter being voted on by holders of the common stock, unless and until the Company obtains stockholder approval permitting such issuances.
As the Preferred Stock is mandatorily redeemable, it is classified as a liability on the condensed consolidated balance sheet. All dividends payable on the Preferred Stock are classified as interest expense.
The Preferred Stock and Warrants have been determined to be freestanding financial instruments and have been accounted for separately. The Warrants are considered equity instruments and are not required to be recorded as a liability and marked-to-market at each reporting period. On the date of issuance, the value of the Warrants was $6.7 million, which was determined using the Black-Scholes valuation model. The fair value of the warrants was recorded as an increase to Additional Paid-In Capital and a discount of the Preferred Stock. The discount will be amortized to interest expense through May 2023.
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
In addition to the awards issued under the Plans, the Company has granted, on various dates, stock options to directors, officers, consultants and employees to purchase common stock of the Company. The terms, exercise prices and vesting of these awards vary.
The following table summarizes option activity for directors, officers, consultants and employees:

		Outstanding Stock Options
	Options Available for Grant	Number of Options Outstanding	Weighted Average Exercise Price per Option	Weighted Average Grant Date Fair Value per Option	Weighted Average Remaining Exercise Term in Months
Balance, December 31, 2017	4,145,774	3,851,371	$3.11	$1.84	43
Granted	(340,000)	340,000	1.18	0.54	56
Exercised	—	(52,500)	1.24	0.68	—
Forfeited and expired	—	(271,250)	3.22	1.58	—
Balance, December 31, 2018	3,805,774	3,867,621	4.05	1.84	64
Additional Shares Authorized under 2019 Plan	8,000,000	—
Granted	(2,400,000)	2,400,000	0.96	0.53	81
Exercised	—	(497,552)	0.12	0.97	—
Forfeited and expired	1,774,069	(1,774,069)	4.85	1.97	—
Balance, September 30, 2019	11,179,843	3,996,000	$2.33	$1.12	66
8. INCOME TAXES
As the Company has not generated taxable income since inception, the cumulative deferred tax assets remain fully reserved, and no provision or liability for federal or state income taxes has been included in the financial statements.

9. EARNINGS PER SHARE
Basic loss per share is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted earnings per share are calculated using the treasury stock method, on the basis of the weighted average number of shares outstanding plus the dilutive effect, if any, of stock options and warrants. For all periods presented, due to the Company’s net losses, all of the common stock equivalents were anti-dilutive and excluded from the calculation of diluted loss per share.
The following table shows the computation of basic and diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net loss	$(11,493,587)	$(5,485,553)	$(37,817,959)	$(18,812,656)
Deemed dividends	—	—	86,207	765,179
Net loss attributable to common shareholders	$(11,493,587)	$(5,485,553)	$(37,904,166)	$(19,577,835)

Basic weighted average shares outstanding	66,176,921	46,192,471	63,566,295	46,192,471
Dilutive effect of options and warrants	—	—	—	—
Diluted weighted average shares outstanding	66,176,921	46,192,471	63,566,295	46,192,471

Anti-dilutive options and warrants excluded from diluted average shares outstanding	32,917,619	4,558,927	32,917,619	4,558,927

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
Amortization of the right-of-use asset shall be on a straight-line basis, unless another basis is more representative of the pattern in which the lessee expects to consume the right-of-use asset’s future economic benefits. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. If a lessee makes this election, it should recognize lease expense for such leases on a straight-line basis over the lease term. The amendments in this update were applied using the current period adjustment method on January 1, 2019. The adoption of this standard did not have a material impact on the condensed consolidated financial statements.

11. SHARE HOLDERS EQUITY (DEFICIT)
2018 Stock Offerings
On June 22, 2017, the Company entered into an at the market issuance sales agreement with Cowen and Company, LLC (“Cowen”) under which the Company may offer and sell shares of its Common Stock having an aggregate offering price of up to $25 million. For the nine months ended September 30, 2019 and 2018, the Company issued 1,609,373 and 1,794,621 shares under this agreement for net proceeds of approximately $1.5 million and $3.7 million, respectively. This agreement was canceled in the first quarter of 2019.
On April 26, 2018, the Company closed Subscription Agreements with accredited investors (the “April 2018 Accredited Investors”) who purchased 531,066 shares of the Company’s common stock for a purchase price of $1.4 million or $2.72 per share. Stephen Burns, Benjamin Samuels, Gerald Budde and Julio Rodriguez, executive officers and/or directors of the Company at the time of the offering, participated in this offering.
On June 4, 2018, the Company and holders of all outstanding Warrants to Purchase Common Stock of the Company issued on September 18, 2017 (collectively, the “Warrants”) entered into exchange agreements, pursuant to which the Company issued 1,968,736 shares of the Company’s common stock in exchange for the Warrants. In the second quarter of 2018, the “Down Round” feature of the Warrants was triggered, causing the strike price to decrease from $3.80 per share to $2.62 per share. As a result, the Company recorded a deemed dividend of $765,179 which represents the fair value transferred to the Warrant holders from the Down Round feature being triggered. The deemed dividend was recorded as a reduction of Retained Earnings and increase in Additional Paid-in-Capital and increased the net loss to common shareholders by the same amount.
On August 9, 2018, the Company entered into an Underwriting Agreement with National Securities Corporation (the "Underwriter"), for the public offering of 9,000,000 shares of our Common Stock at a price per share of $1.15 for net proceeds of $9.6 million. On August 14, 2018, the Underwriter exercised its over-allotment option and sold an additional 1,288,800 shares of Common Stock at a price per share of $1.15 for net proceeds of $1.4 million.

2019 Stock Offerings
In February 2019, the Company sold 1,616,683 shares of common stock to investors (the “February 2019 Investors”) for net proceeds of $1.5 million. Through July 2019, if the Company issued shares of its common stock for a price per share less than the price paid by the February 2019 Investors (a “Down Round”), the Company was required to issue additional shares of common stock (for no additional consideration) such that the effective purchase price per share is equal to the purchase price per share paid in the Down Round. On May 1, 2019 the Down Round provision of the agreement was triggered and an additional 116,496 shares of common stock were issued to the February 2019 Investors. The issuance of the additional shares was accounted for as a $86,207 deemed dividend. The deemed dividend was recorded as a reduction of Retained Earnings and increase in Additional Paid-in-Capital and increased the net loss to common shareholders by the same amount.
Benjamin Samuels and Gerald Budde, directors of the Company, acquired 841,928 and 26,310 shares of common stock, respectively, as part of the February 2019 offering at a price per share of $0.9501, which was above the closing price the date prior to close. They did not receive the Down Round protection.
On May 1, 2019, the Company closed a registered public offering for the sale of 3,957,432 shares of Common Stock for a purchase price of $0.74 per share. The net proceeds to the Company were approximately $2.9 million.

Warrants
In connection with the issuance of debt and preferred stock, the Company has issued warrants to purchase shares of the Company's Common Stock. The following table summarizes warrant activity for the period:

	Number of Warrants	Weighted Average Exercise Price per Warrant	Weighted Average Remaining Exercise Term in Months
Balance, December 31, 2018	17,818,844	$1.84	52
Granted, Series B Preferred Stock	9,262,500	1.62	48
Granted, Marathon debt	1,840,275	1.40	60
Exercised	—
Balance, September 30, 2019	28,921,619	$1.74	49

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
SureFly
On October 1, 2019, the Company entered into an agreement for the sale of SureFly™ for $4.0 million. The completion of the sale is contingent on receiving approval from the Lenders of the Credit Agreement.
Hackney
On October 31, 2019, the Company and ST Engineering Hackney, Inc. ("Seller") entered into an Asset Purchase Agreement (the "Purchase Agreement") to purchase certain assets of Seller (the "Acquired Assets") and assume certain liabilities of Seller. The closing under the Purchase Agreement provides that the Company will be required to deliver shares of its common stock to the Seller if it does not make the Second Payment (as defined below) on a timely basis. Accordingly, upon execution of the Purchase Agreement, the Company deposited $1.0 million in cash and shares of its common stock having an aggregate value of $6.6 million based on the closing price as of the day immediately preceding the date of the Purchase Agreement (the "Escrow Shares") into an escrow account (the "Escrow Account"). The number of Escrow Shares shall be subject to adjustment if the aggregate value of the Escrow Shares is less than $5.28 million or greater than $7.92 million on certain dates.
The Company agreed to pay $7.0 million for the purchase of the Acquired Assets, $1.0 million of which shall be payable from the Escrow Account upon satisfaction of certain conditions, and the remaining $6.0 million of which (the “Second Payment”) shall be payable in cash within 45 days if certain additional conditions are attained. The Purchase Agreement provides that the Company shall make additional payments to Seller in the event the Second Payment is not made within 45 days of when such payment is due. In the event the Second Payment is not made to Seller within 105 days after such payment is due, Seller may, at its option, require that the Escrow Agent release to Seller Escrow Shares with a value (based on the then-current market price of the shares) equal to $6,000,000 in satisfaction of the Second Payment.

Lordstown Motors

On November 7, 2019, the Company entered into a transaction with Lordstown Motors Corp. (“LMC”) pursuant to which the Company agreed to grant LMC a perpetual and worldwide license to certain intellectual property relating to the Company’s W-15 electric pickup truck platform and its related technology (the “Licensed Intellectual Property”) in exchange for royalties, equity interests in LMC, and other consideration (the “LMC Transaction”). LMC was founded by Stephen S. Burns (“Mr. Burns”), a current stockholder and former Chief Executive Officer and Director of the Company.

In connection with the LMC Transaction, the following agreements (collectively, the “Agreements”) were entered into:

•Intellectual Property License Agreement between the Company and LMC (the “License Agreement”);
•Subscription Agreement between the Company and LMC (the “Subscription Agreement”);
•Voting and Registration Rights Agreement among the Company, LMC, and certain LMC stockholders (the “Voting Agreement”); and
•Consent and Waiver to Credit Agreement among the Company, Wilmington Trust, as agent, and the lenders under the Credit Agreement (defined below) (the “Consent and Waiver”).

LMC will endeavor to, among other things, raise sufficient third-party capital for the acquisition, retrofitting, and restart of the Lordstown Assembly Complex, and the ongoing operating costs, which amounts are expected to be significant (the “Capital Raise”). The Agreements provide that LMC would manufacture electric pickup trucks or similar vehicles under 10,001 gross vehicle weight (GVW) using the Licensed Intellectual Property (the “Vehicles”).

Under the Agreements, LMC has exclusive rights to the Licensed Intellectual Property from the date of the License Agreement until the earliest of: (i) June 30, 2020, if the Capital Raise has not occurred; (ii) the second anniversary of the LMC Transaction, if LMC has not started regularly manufacturing Vehicles; (iii) the third anniversary of the LMC Transaction; and (iv) the date that any third-party automotive manufacturer acquires more than ten percent of LMC’s outstanding common stock. The Licensed Intellectual Property excludes the Company’s intellectual property relating to cargo vans for last-mile delivery or commercial use. LMC will have the right, with limited exceptions, to match the best competing offer as a subcontractor for the Company should need to engage a subcontractor in connection with larger potential production contracts to assemble such vehicles utilizing its existing capabilities and technologies. The limited exceptions include the event in which the Company elects to award a subcontract for the manufacturing or assembly to a strategic partner owning in excess of 19% of the Company.

LMC must pay the Company one percent of the aggregate debt and equity commitments funded to LMC upon completion of the Capital Raise (the “Royalty Advance”). LMC must also pay a one percent royalty on the gross sales price of the first 200,000 Vehicles sold, but only to the extent that the aggregate amount of such royalty fees exceed the amount paid as the Royalty Advance. Upon completion of the Capital Raise, the Company intends to transfer its approximately 6,000 existing orders for Vehicles to LMC, subject to customer consent. LMC will pay the Company a four percent commission on the gross sales price of any transferred existing orders fulfilled by LMC. The success of the Capital Raise is not within the Company’s control, and it therefore cannot provide assurance that it will receive the Royalty Advance or receive the projected underlying royalty from the production of Vehicles.

Under the Subscription Agreement, LMC agreed to issue ten percent of its common stock to the Company in exchange for the Company’s obligations under the License Agreement. The Subscription Agreement grants the Company anti-dilution rights for two years. The Company is subject to certain restrictions on transferring LMC’s equity for this two-year period. Under the Voting Agreement, the Company has the right to designate one director to LMC’s board of directors, subject to certain limitations.

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
Workhorse electric delivery vans are in use by our customers on U.S. roads. Our delivery customers include companies such as UPS, FedEx Express, Alpha Baking and W.B. Mason. Data from our in-house developed telematics system demonstrates our vehicles on the road are averaging approximately a 500% increase in fuel economy as compared to conventional gasoline-based trucks of the same size and duty cycle.
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
From our development modeling and the existing performance of our electric vehicles on American roads, we estimate that our E-GEN Range-Extended Electric delivery vans will save over $150,000 in fuel and maintenance savings over the 20-year life of the vehicle. We expect that fleet buyers will be able to achieve a four-year or better return-of-investment (without government incentives), which we believe justifies the higher acquisition cost of our vehicles.
Our goal is to continue to increase sales and production, while executing on our cost-down strategy to a point that will enable us to achieve gross margin profitability of the last mile-delivery van platform. As a key strategy, we have developed the Workhorse N-GEN platform, which has been accelerated from our previous development efforts.
The Workhorse N-GEN electric cargo van platform will be available in multiple size configurations, 450, 650 and 1,000 cubic feet. This ultra-low floor platform incorporates state-of-the-art safety features, economy and performance. We expect these vehicles offer fleet operators the most favorable total cost-of-ownership of any comparable vehicle available today. We believe we are the first American OEM to market a U.S. built electric cargo van, and early indications of fleet interest are significant. We expect the N-GEN trucks will be supported by our Ryder Systems partnership. Using N-GEN light duty prototypes, we delivered over 100,000 packages in San Francisco and Ohio during our testing. During the period we achieved 50 MPGe and successfully demonstrated the role the vehicle can have in last mile delivery.
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

SureFly
On October 1, 2019, the Company entered into an agreement for the sale of SureFly™ for $4.0 million. The completion of the sale is contingent on receiving approval from the Lenders of the Credit Agreement.
Hackney
On October 31, 2019, the Company and ST Engineering Hackney, Inc. ("Seller") entered into an Asset Purchase Agreement (the "Purchase Agreement") to purchase certain assets of Seller (the "Acquired Assets") and assume certain liabilities of Seller. The closing under the Purchase Agreement provides that the Company will be required to deliver shares of its common stock to the Seller if it does not make the Second Payment (as defined below) on a timely basis. Accordingly, upon execution of the Purchase Agreement, the Company deposited $1.0 million in cash and shares of its common stock having an aggregate value of $6.6 million based on the closing price as of the day immediately preceding the date of the Purchase Agreement (the "Escrow Shares") into an escrow account (the "Escrow Account"). The number of Escrow Shares shall be subject to adjustment if the aggregate value of the Escrow Shares is less than $5.28 million or greater than $7.92 million on certain dates.
The Company agreed to pay $7.0 million for the purchase of the Acquired Assets, $1.0 million of which shall be payable from the Escrow Account upon satisfaction of certain conditions, and the remaining $6.0 million of which (the “Second Payment”) shall be payable in cash within 45 days if certain additional conditions are attained. The Purchase Agreement provides that the Company shall make additional payments to Seller in the event the Second Payment is not made within 45 days of when such payment is due. In the event the Second Payment is not made to Seller within 105 days after such payment is due, Seller may, at its option, require that the Escrow Agent release to Seller Escrow Shares with a value (based on the then-current market price of the shares) equal to $6,000,000 in satisfaction of the Second Payment.

Lordstown Motors

On November 7, 2019, the Company entered into a transaction with Lordstown Motors Corp. (“LMC”) pursuant to which the Company agreed to grant LMC a perpetual and worldwide license to certain intellectual property relating to the Company’s W-15 electric pickup truck platform and its related technology (the “Licensed Intellectual Property”) in exchange for royalties, equity interests in LMC, and other consideration (the “LMC Transaction”). LMC was founded by Stephen S. Burns (“Mr. Burns”), a current stockholder and former Chief Executive Officer and Director of the Company.

In connection with the LMC Transaction, the following agreements (collectively, the “Agreements”) were entered into:

•Intellectual Property License Agreement between the Company and LMC (the “License Agreement”);
•Subscription Agreement between the Company and LMC (the “Subscription Agreement”);
•Voting and Registration Rights Agreement among the Company, LMC, and certain LMC stockholders (the “Voting Agreement”); and
•Consent and Waiver to Credit Agreement among the Company, Wilmington Trust, as agent, and the lenders under the Credit Agreement (defined below) (the “Consent and Waiver”).

LMC will endeavor to, among other things, raise sufficient third-party capital for the acquisition, retrofitting, and restart of the Lordstown Assembly Complex, and the ongoing operating costs, which amounts are expected to be significant (the “Capital Raise”). The Agreements provide that LMC would manufacture electric pickup trucks or similar vehicles under 10,001 gross vehicle weight (GVW) using the Licensed Intellectual Property (the “Vehicles”).

Under the Agreements, LMC has exclusive rights to the Licensed Intellectual Property from the date of the License Agreement until the earliest of: (i) June 30, 2020, if the Capital Raise has not occurred; (ii) the second anniversary of the LMC Transaction, if LMC has not started regularly manufacturing Vehicles; (iii) the third anniversary of the LMC Transaction; and (iv) the date that any third-party automotive manufacturer acquires more than ten percent of LMC’s outstanding common stock. The Licensed Intellectual Property excludes the Company’s intellectual property relating to cargo vans for last-mile delivery or commercial use. LMC will have the right, with limited exceptions, to match the best competing offer as a subcontractor for the Company should need to engage a subcontractor in connection with larger potential production contracts to assemble such vehicles utilizing its existing capabilities and technologies. The limited exceptions include the event in which the Company elects to award a subcontract for the manufacturing or assembly to a strategic partner owning in excess of 19% of the Company.

LMC must pay the Company one percent of the aggregate debt and equity commitments funded to LMC upon completion of the Capital Raise (the “Royalty Advance”). LMC must also pay a one percent royalty on the gross sales price of the first 200,000 Vehicles sold, but only to the extent that the aggregate amount of such royalty fees exceed the amount paid as the

Royalty Advance. Upon completion of the Capital Raise, the Company intends to transfer its approximately 6,000 existing orders for Vehicles to LMC, subject to customer consent. LMC will pay the Company a four percent commission on the gross sales price of any transferred existing orders fulfilled by LMC. The success of the Capital Raise is not within the Company’s control, and it therefore cannot provide assurance that it will receive the Royalty Advance or receive the projected underlying royalty from the production of Vehicles.

Under the Subscription Agreement, LMC agreed to issue ten percent of its common stock to the Company in exchange for the Company’s obligations under the License Agreement. The Subscription Agreement grants the Company anti-dilution rights for two years. The Company is subject to certain restrictions on transferring LMC’s equity for this two-year period. Under the Voting Agreement, the Company has the right to designate one director to LMC’s board of directors, subject to certain limitations.

Results of Operations
Our condensed consolidated statements of operations data is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net sales	$4,258	$10,997	$373,948	$741,910
Cost of sales	1,423,904	1,476,822	3,751,674	4,847,097
Gross loss	(1,419,646)	(1,465,825)	(3,377,726)	(4,105,187)

Operating expenses:
Selling, general and administrative	2,551,406	3,363,103	6,638,350	8,766,452
Research and development	1,640,454	1,449,497	4,219,456	5,681,840
Total operating expenses	4,191,860	4,812,600	10,857,806	14,448,292

Loss from operations	(5,611,506)	(6,278,425)	(14,235,532)	(18,553,479)

Interest expense, net	5,882,081	(792,872)	23,582,427	259,177

Net loss	$(11,493,587)	$(5,485,553)	$(37,817,959)	$(18,812,656)
Sales
Net sales for the three months ended September 30, 2019 and 2018 were $4,258 and $10,997, respectively.
Net sales for the nine months ended September 30, 2019 and 2018 were $0.4 million and $0.7 million, respectively. The decrease was primarily due to a decrease in volume of trucks sold partially offset by improved pricing in 2019.
Cost of Sales
Cost of sales for the three months ended September 30, 2019 and 2018 were $1.4 million and $1.5 million, respectively. The cost of sales decrease was primarily due to lower employee-related costs due to a reduction in headcount.
Cost of sales for the nine months ended September 30, 2019 and 2018 were $3.8 million and $4.8 million, respectively. The cost of sales decrease was primarily due to a decrease in volume of trucks sold due to strategic shift to the development of the N-GEN platform.
Selling, General and Administrative Expenses
Selling, general and administrative (“SG&A”) expenses during the three months ended September 30, 2019 and 2018 were $2.6 million and $3.4 million, respectively. The decrease is primarily due to lower spending for marketing and employee-related costs.
SG&A expenses during the nine months ended September 30, 2019 and 2018 were $6.6 million and $8.8 million, respectively. The decrease related primarily to lower spending in areas such as marketing and employee-related costs.

Research and Development Expenses
Research and development (“R&D”) expenses during the three months ended September 30, 2019 and 2018 were $1.6 million and $1.4 million, respectively. The increase in R&D expenses is due to increased spending on prototype development partially offset by lower consulting costs.
R&D expenses during the nine months ended September 30, 2019 and 2018 were $4.2 million and $5.7 million, respectively. The decrease in R&D expenses is due to the decrease in prototype and product design expenses for our bid for a governmental contract and SureFly.
Interest Expense, Net
Interest expense, net for the three months ended September 30, 2019 and 2018 was $5.9 million and $(0.8) million, respectively. The increase was primarily attributable a $4.0 million mark-to-market adjustment in 2019 and a $1.5 million negative mark-to-market adjustment in 2018 for warrants issued to lenders. In addition there were higher levels of debt year-over-year.
Interest expense, net for the nine months ended September 30, 2019 and 2018 was $23.6 million and $0.3 million, respectively. The increase was primarily attributable a $19.1 million mark-to-market adjustment in 2019 and a $1.5 million negative mark-to-market adjustment in 2018 for warrants issued to lenders. In addition there were higher levels of debt year-over-year.
Liquidity and Capital Resources
Cash Requirements
From inception, we have financed our operations primarily through sales of equity securities and borrowings. We have consumed substantial amounts of capital to date as we continue our R&D activities and manufacturing our vehicles.
As of September 30, 2019, we had approximately $9.3 million in cash and cash equivalents, as compared to approximately $1.5 million as of December 31, 2018, an increase of $7.7 million. The increase was primarily attributable to the $25.0 million sale of Series B Preferred stock, the amount drawn on the Marathon Tranche Two debt and sales of our common stock. These cash inflows were partially offset by the operating loss for the period.
The Marathon Credit Facility includes financial covenants that require our compliance beginning in the fourth quarter of 2019. We expect to be able to satisfy the covenant requirements either through results of operations or the available Equity Cure in the Credit Agreement.
We believe our existing capital resources ($9.3 million of cash and cash equivalents at September 30, 2019) and our Marathon revolving credit facility will be sufficient to support our current and projected funding requirements through the end of 2019. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. Because of the numerous risks and uncertainties associated with the development of our business and research and development activities, including risks and uncertainties that could impact the rate of progress of our development activities, we are unable to estimate with certainty the amounts of increased capital outlays and operating expenditures.
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
For the nine months ended September 30, 2019, we maintained an investment portfolio primarily in money market funds. Cash in excess of immediate requirements is invested with regard to liquidity and capital preservation. Wherever possible, we seek to minimize the potential effects of concentration and degrees of risk. We will continue to monitor the impact of the changes in the conditions of the credit and financial markets to our investment portfolio and assess if future changes in our investment strategy are necessary
Summary of Cash Flows

	Nine Months Ended September 30,
	2019	2018
Net cash used in operating activities	$(24,137,136)	$(17,325,894)
Net cash used in investing activities	$(3,996,838)	$(126,518)
Net cash provided by financing activities	$36,782,375	$16,377,303
Cash Flows from Operating Activities
Our cash flows from operating activities are affected by our cash investments to support our business in research and development, manufacturing, selling, general and administration and interest expense. Our operating cash flows are also affected by our working capital needs to support fluctuations in inventory, personnel expenses, accounts payable and other current assets and liabilities.
During the nine months ended September 30, 2019 and 2018, cash used in operating activities was $24.1 million and $17.3 million, respectively. The increase in net cash used in operations in 2019 as compared to 2018 was mainly due to changes in prepaid expenses and deposits, accounts payable and accrued liabilities.
Cash Flows from Investing Activities
During the nine months ended September 30, 2019 and 2018, net cash used in investing activities was $4.0 million and $0.1 million, respectively. The increase in cash flows used in investing activities in 2019 was primarily driven by investing in tooling for new products in 2019.
Cash Flows from Financing Activities
During the nine months ended September 30, 2019 and 2018, net cash provided by financing activities was $36.8 million and $16.4 million, respectively.
The following significant financing activities took place in 2019 and 2018:
2019
•Sale of Series B Preferred Stock with $25.0 million of proceeds
•$5.8 million drawn on the Marathon Tranche Two loan
•$5.9 million of proceeds received from the sale of common stock
2018
•$16.3 million of proceeds received from the sale of common stock
The Company may seek to raise additional capital through public or private debt or equity financings in order to fund its operations.
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
Warrant Liability
We account for certain common stock warrants that are outstanding as a liability at fair value which is marked to market at the end of each reporting period. The liability is subject to remeasurement at each balance sheet date until the warrants are exercised or expire and any change in fair value is recognized as an adjustment to current period interest expense. The fair value of the warrants is measured using a Black-Scholes model which includes various inputs, including the market price of our common stock on the balance sheet date and estimated volatility of our common stock. Any significant change in the market price of our common stock may significantly change the value of the liability and impact our results of operations.
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
The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were not effective due to material weaknesses in our internal control over financial reporting that existed as of September 30, 2019, as discussed below.
As previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018, we identified the following material weaknesses:
•The Company has not established adequate financial reporting monitoring activities to mitigate the risk of accounting errors

•The lack of a fully implemented enterprise resource planning (“ERP”) system caused over reliance on manual entries.
With respect to our internal control over financial reporting, these material weaknesses have been and continue to be discussed among management and our Audit Committee. Management has moved forward and is revising and improving our internal control over financial reporting until the material weaknesses in internal control over financial reporting are remediated.
Management’s specific remediation to address these material weaknesses will and has included among other items:
•Complete implementation of the ERP system modules covering purchase orders and inventory.
•Hire an international accounting firm to assist the company to perform a broad-based review of our internal control environment including the identification of controls gaps and implementation of controls to remediate those gaps.
•Adding additional resources to strengthen our accounting and finance function
As of September 30, 2019, the Company has substantially completed its review of the design of internal controls and is in process of implementing enhancements to its internal controls over financial reporting to address any gaps identified during the review of design. In addition, the Company has evaluated the design and operation of control activities and procedures associated with user and administrator access to our Information Technology (“IT”) systems, including removing all inappropriate IT system access associated with information technology general controls ("ITGCs"). We have evaluated and improved change management and computer operation control activities that contributed to the material weakness.
We believe the remediation measures described above will strengthen our internal control over financial reporting and should eventually remediate the material weaknesses identified. However, because we are still assessing the design and operating effectiveness of these measures and need to put more controls in place, the identified material weaknesses have not been remediated as of September 30, 2019. We will continue to monitor the effectiveness of these remediation measures and will make any changes and take such other actions that we deem appropriate.
We assessed the material weaknesses’ impact to the condensed consolidated financial statements to ensure they were prepared in accordance with GAAP and present fairly the condensed consolidated financial position, financial results of operations and cash flows as of and for the three months ended September 30, 2019. Based on these additional procedures and assessment, we concluded that the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q present fairly, in all material aspects, our financial position, results of operations and cash flows for the periods presented.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS

We are involved from time to time in legal proceedings incidental to the conduct of our business. We do not believe that any liability that may result from these proceedings will have a material adverse effect on our Unaudited Condensed Consolidated Financial Statements. On July 18, 2019, All Cell Technologies, LLC and Illinois Institute of Technology filed a Complaint for Patent Infringement against the Company in the United States District Court for the Southern District of Indiana (Civil Action No. 1:19-cv-2975) claiming infringement of US Patent No. 6,468,689, 6.942,944 and, 8,273,474. On October 28, 2019, the Company filed its Answer, Affirmative Defenses and Counterclaims. Management of the Company believes this lawsuit is baseless and intends to defend itself vigorously.
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
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit No.	Description
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL INSTANCE DOCUMENT
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Inline XBRL Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
*Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WORKHORSE GROUP INC.

Dated: November 8, 2019	By:	/s/ Duane A. Hughes
Name: Duane A. Hughes Title: Chief Executive Officer (Principal Executive Officer)

Dated: November 8, 2019	By:	/s/ Paul Gaitan
Name: Paul Gaitan Title: Chief Financial Officer (Principal Financial and Accounting Officer)