Form 10-K
period 2019-12-31
Workhorse Group Inc.
filed 2020-03-13
CIK 1425287

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934
Commission file number: 000-53704
WORKHORSE GROUP INC.
(Exact name of registrant as specified in its charter)

Nevada	26-1394771
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

100 Commerce Drive
Loveland, Ohio 45140	(513) 360-4704
(Address of principal executive offices)	(Registrant’s telephone number)
Securities Registered Pursuant to Section 12(b) of the Exchange Act:

Title of each Class:	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.001 par value per share	WKHS	The NASDAQ Capital Market
Securities Registered Pursuant to Section 12(g) of the Exchange Act: None.
Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐     No  ☒
Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐     No  ☒
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒     No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒     No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
As of June 30, 2019, the last business day of the Registrant’s most recently completed second fiscal quarter, the market value of our common stock held by non-affiliates was $167,973,000.
The number of shares of the Registrant’s common stock, $0.001 par value per share, outstanding as of February 28, 2020, was 70,671,139.

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
All references in this Form 10-K that refer to the “Company”, “Workhorse Group”, “Workhorse”, “we,” “us” or “our” are to Workhorse Group Inc. and unless otherwise differentiated, its wholly-owned subsidiaries.
ii

PART I
ITEM 1. BUSINESS
Overview
We are a technology company focused on providing sustainable and cost-effective solutions to the commercial transportation sector. As an American manufacturer, we design and build high performance electric vehicles and aircraft that make movement of people and goods more efficient and less harmful to the environment. As part of our solution, we also develop cloud-based, real-time telematics performance monitoring systems that enable fleet operators to optimize energy and route efficiency. We are currently focused on our core competency of bringing the C-Series electric delivery truck to market and fulfilling our existing backlog of orders.
Automotive
We are an Original Equipment Manufacturer (“OEM”) of Class 3-6 commercial-grade, medium-duty trucks, to be marketed under the Workhorse® brand. All Workhorse last mile delivery trucks are assembled in the Union City assembly facility. We will be expanding our product portfolio with the C-Series electric delivery truck in 2020.
We believe our battery-electric and range-extended electric commercial vehicles offer fleet operators significant benefits, which include:
•Low Total Cost-of-Ownership as compared to conventional gas/diesel vehicles;
•Competitive advantage to increase brand loyalty and last mile delivery market share;
•Improved profitability through lower maintenance costs and reduced fuel expenses;
•Increased package deliveries per day through use of more efficient delivery methods;
•Decreased vehicle emissions and reduction in carbon footprint; and
•Improved vehicle safety and driver experience.
The Company sells its vehicles to fleet customers directly and through its primary distributor, Ryder System, Inc. ("Ryder"). Ryder also is a maintenance provider for Workhorse, which provides fleet operators with access to Ryder’s network of 800 maintenance facilities and nearly 6,000 trained service technicians across North America.
Delivery Trucks for Last Mile Delivery and Commercial Work Use
Workhorse delivery trucks are produced at our Union City, Indiana plant and are in use by our customers on daily routes across the United States. To date, we have built and delivered approximately 360 electric and range extended medium-duty delivery trucks to our customers. To our knowledge, we are the only American commercial electric vehicle OEM to achieve such a milestone. Our delivery customers include companies such as UPS, FedEx Express, Alpha Baking, W.B. Mason and Ryder.
In addition to improved fuel economy, we anticipate that the performance of our vehicles on-route will reduce long-term vehicle maintenance expense by approximately 60% as compared to fossil-fueled trucks. Over a 20-year vehicle life, we estimate that our C-Series delivery trucks will save over $170,000 in fuel and maintenance savings. Due to this positive return-on-investment, we charge a premium price for our vehicles. We expect that fleet operators will be able to achieve a three-year or better total cost of ownership break even (without government incentives), which we believe justifies the higher acquisition cost of our vehicles.
Our goal is to increase sales and continue development of our existing vehicle portfolio, while executing on a cost-down strategy in order to achieve sustained gross margin profitability of the last mile delivery truck platform. It is our intention that this strategy, which includes several delivery and utility truck platforms that target high-volume market segments, will further drive costs down across our supply chain.

U.S. Post Office Replenishment Program / Next Generation Delivery Vehicle Project

Workhorse was one of the five participants that the United States Postal Service (“USPS”) selected to build prototype vehicles for the USPS Next Generation Delivery Vehicle (“NGDV”) project. The USPS has publicly stated that approximately 165,000 vehicles are to be replaced. In September 2017, Workhorse delivered six vehicles for prototype testing under the NGDV Acquisition Program in compliance with the terms set forth in their USPS prototype contract. In 2019, the vehicles completed the required testing protocol as specified by the USPS. The USPS published a Request for Proposals in December 2019 for the Production Program.
C-Series Electric Delivery Truck
In 2017, Workhorse announced the development of its C-Series electric delivery truck, which leverages the existing ultra-low floor, long-life commercial delivery vehicle platform, as well as our extensive customer experience gained from working with our E-GEN and E-100 customers. The C-Series incorporates lightweight materials, all-wheel drive, best in class turning radius, 360° cameras, collision avoidance systems and an optional roof mounted HorseFly™ delivery drone. These trucks weigh 7,000 pounds, compared to current 11,000 pound gasoline and diesel delivery trucks.
The Workhorse C-Series electric delivery truck platform will be available in 450, 650 and 1,000 cubic feet configurations. We intend to initially launch the 650 cubic foot and 1,000 cubic foot configurations with the goal of competing with conventional market leaders, including the Mercedes Sprinter, Ford Transit and Dodge ProMaster gasoline/diesel vans for both last mile delivery and other service-oriented applications such as telecommunications. We expect these vehicles to achieve a fuel economy of approximately 53 miles per gallon equivalent (“MPGe”) and offer fleet operators the most favorable total cost-of-ownership of any comparable conventional truck utilizing an internal combustion engine that is available today.
Package Delivery Aircraft
HorseFly
Our HorseFly Unmanned Aerial System ("UAS") is a custom-designed, purpose-built system that safely and efficiently delivers packages. Workhorse was granted a patent on our UAS with the description “Package Delivery by Means of an Automated Multi-Copter UAS/UAV Dispatched From A Conventional Delivery Vehicle.” Though initially designed to deliver packages from our electric trucks, the latest iteration of our system supports package delivery to and from almost anywhere.
In tests and demonstrations over the past two years, Workhorse has flown over 100 missions in the National Airspace System, demonstrating package delivery for large multi-national companies, including UPS.
In a 2017 press release, UPS estimated that a reduction of just one mile per driver per day could save UPS up to $50 million on an annualized basis. Rural delivery routes are the most expensive routes for companies like UPS to serve because of the time it takes to cover long, thin routes, and because of the increased maintenance costs that come with driving extra miles. During our tests and demonstrations, the HorseFly aircraft dispatches from the delivery vehicle to deliver a rural package while the driver continues on his route to make another. The HorseFly then returns to the truck at its new location and is ready for another delivery. This is an example of the significant cost savings available to delivery fleets, and we believe we are the first to offer a complete system to the market.
We have flown demonstrations in Ohio, Michigan, Florida and California, and are continuously improving our systems. The knowledge we’ve gained in these real-world tests shows us we can safely and reliably save the last mile delivery market a significant amount of money with our HorseFly system.
Certus
To accelerate our development of the HorseFly system, in November 2019, Workhorse and Moog Inc ("Moog") formed Certus Unmanned Arial Systems LLC ("Certus"). Moog is a worldwide designer, manufacturer, and integrator of precision control components and systems. Moog’s high-performance systems control military and commercial aircraft, satellites and space vehicles, launch vehicles, missiles, automated industrial machinery, marine and medical equipment.
The Company and Moog entered into a joint venture agreement for the development of the Company's Horsefly truck based electrically powered unmanned aerial systems (the "Horsefly Assets") and the related business (the “Horsefly Agreement”). Under the Horsefly Agreement, the Company contributed the Horsefly Assets and Moog contributed certain complementary assets to Certus Unmanned Aerial Systems LLC, (“Certus”) that is 50% owned by both the Company and Moog. Certus will license the Horsefly Assets to the Company and Moog so that each party may use the Horsefly Assets in their respective businesses. Through Certus, teams from Workhorse and Moog are improving HorseFly’s components and sub-systems with the goal of bringing the highest quality, most capable UAS to market. We believe combining the capabilities of the two companies brings significant value to the UAS marketplace, particularly in the area of high-reliability, safety-sensitive, certificated systems that require the highest levels of government approval for operations.
USOG
Workhorse successfully delivered two of its HorseFly systems for commercial use, selling the systems to the Unmanned Systems Operations Group ("USOG"). USOG is a logistics solutions company specializing in unmanned systems and secure transportation and delivery of drone flight missions by land, air or sea. Based in San Diego, California, USOG is using our HorseFly system and aircraft in commercial operations under Federal Aviation Administration ("FAA") regulations Part 107.

Technology
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
The telematics system and associated hardware installed in the Workhorse vehicles is designed to monitor the controller area network traffic for specific signals. These signals are uploaded along with GPS data to a Workhorse server facility where the data signals are tracked at ten second intervals while driving and during the electricity generating process and at sixty seconds during a plug-in charge. The real-time data is stored in a database as it arrives and delivers updates to clients connected through the web interface. We are moving to a ".Net" platform for more robust back-end tools and web support.
As a parameter-based system, we can set route-specific parameters to better manage the battery-provided power with the additional power generated through the regenerative braking process. In an upcoming release, we will add the ability to integrate Metron Telematics with the client’s internal telematics system and automatically update the parameters each day with information about the route. This enhancement will result in a “SMART-GEN” vehicle that will maximize efficiency by automating the process to determine the ideal times and locations to use the C-Series to add electricity to the batteries.
Locations and Facilities
Our company headquarters and 45,000 sq. ft. research and development facility is located at 100 Commerce Drive, Loveland, Ohio, a Cincinnati suburb.
Our truck assembly facility is located in Union City, Indiana. This facility consists of three buildings with 250,000 square feet of manufacturing and office space on 47 acres. This plant has capacity to build up to 60,000 trucks per year.
Marketing
There are over 300,000 last mile delivery trucks replaced annually in an $18.0 billion market space. Our sales team is focused on securing purchase orders from commercial transportation companies, in this space. These purchases will give us additional data on demand related to electric and extended range electric vehicles.

Our priority is to establish the commercial delivery truck as our core business. We intend to be the best choice for a vehicle in this segment regardless of the fuel type that the customer chooses. Our sales plan is to meet with the top potential customers and obtain purchase orders for new electric vehicles to be delivered through our production facility.

As the last mile delivery service space expands and non-traditional customers enter, Workhorse is reaching out to those potential new customers to gain product acceptance as their last mile delivery partner. This market is comprised of a higher quantity of smaller delivery vehicles, such as the new Workhorse C650, a 650-cu. ft. platform.

Finally, we believe that our competitive advantage in the marketplace is our ability to provide purpose-built solutions to customers that have unique requirements at relatively low volume. To broaden our sales funnel, we have submitted proposals to companies for purpose-built vehicle applications.
Strategic Relationships
EnerDel, Inc.: EnderDel, Inc. ("EnerDel") is a designer and manufacturer of lithium-ion battery systems, focusing on heavy-duty transportation. EnerDel's advanced cell technology features a low-profile modular pack design that supports Workhorse's lightweight C-Series vehicles, enabling fleet customers to customize the pack size for each vehicle based on its duty cycle. Workhorse's selection of EnerDel as its latest battery supplier of choice complements the Company's existing utility partnership agreement, which seeks to generate second-life uses for its batteries.
Ryder: The Company has an agreement with Ryder to serve as the primary distributor, except with respect to certain exclusive accounts, in the United States, Mexico and Canada. Ryder also serves as a provider of certain repair services and distributor of certain vehicle parts in the United States, Canada and Mexico.
Prefix: Michigan-based Prefix Corporation began in 1979 developing innovative design and engineering solutions for the automotive industry. Workhorse relies on Prefix’s complementary capabilities in the areas of complete prototype design, build and finishing to more rapidly advance product development.
Duke Energy Corp.: Workhorse continues working in partnership with Duke Energy Corp ("Duke") in creating an innovative battery leasing program designed to provide customers a cost competitive electric vehicle product alternative. Duke intends to explore further development of eFleet solutions to Workhorse customers which may include single-point management and financing of all the Behind the Meter infrastructure necessary to support depot wide electrification, vehicle/battery leasing and distributed energy resources. Duke and Workhorse believe a seamless/integrated solution will help reduce the overall costs of converting fleets to electric power enabling faster adoption of electric vehicles into commercial fleets.
Research and Development
The majority of our research and development is conducted in-house at our facilities near Cincinnati, Ohio. Additionally, we contract with engineering firms to assist with validation and certification requirements as well as specific vehicle integration tasks.
Competition
The commercial vehicle market, specifically in the last mile delivery segment, is highly competitive and we expect it to become even more so in the future as additional companies launch competing vehicle offerings. However, the commercial alternative fueled vehicle market is less developed and less competitive. There are two primary competitors in the medium-duty vehicle segment in the US market: Ford and Freightliner. Neither has disclosed any plans to offer 100% electric vehicles or electric range extended vehicles in this segment. Ford is a vertically integrated company building a complete vehicle or chassis. They provide a chassis as a strip-chassis (which is similar to the Workhorse Truck chassis that was produced until 2018) or they provide it with a cab. Freightliner provides a chassis as a strip-chassis, which is similar to the Workhorse Truck chassis that was produced until 2018. Further, there have been a few start-ups that have announced their intention to produce electric vehicles in this segment.
Chanje is a California-based, privately held electric vehicle and energy solutions company that specializes in the last mile industry. Chanje introduced its first vehicle in 2017.
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
We believe that the primary competitive factors within the medium-duty commercial vehicle market are:

•the difference in the initial purchase prices of electric vehicles and comparable vehicles powered by internal combustion engines, both including and excluding the impact of government and other subsidies and incentives designed to promote the purchase of electric vehicles;
•the total cost of vehicle ownership over the vehicle’s expected life, which includes the initial purchase price and ongoing operational and maintenance costs;
•vehicle quality, performance and safety;
•government regulations and economic incentives promoting fuel efficiency and alternate forms of energy;
•the environmental impact of electric vehicles, which are less harmful to the environment than internal combustion engines; and
•the quality and availability of service for the vehicle, including the availability of replacement parts.
Government Regulation
Our electric vehicles are designed to comply with a significant number of governmental regulations and industry standards, some of which are changing as new technologies are deployed. Government regulations regarding the manufacture, sale and implementation of products and systems similar to our electric vehicles are subject to future change. We cannot predict what impact, if any, such changes may have upon our business.
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
The rules provide emission standards for CO2 and fuel consumption standards for three main categories of vehicles: (i) combination tractors; (ii) heavy-duty pickup trucks and vans; and (iii) vocational vehicles. We believe that the Workhorse vehicles would be considered “vocational vehicles” and “heavy-duty pickup trucks and vans” under the rules. According to the EPA and NHTSA, vocational vehicles consist of a wide variety of truck and bus types, including delivery, refuse, utility, dump, cement, transit bus, shuttle bus, school bus, emergency vehicles, motor homes and tow trucks, and are characterized by a complex build process, with an incomplete chassis often built with an engine and transmission purchased from other manufacturers, then sold to a body manufacturer.
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
The Clean Air Act requires that we obtain a Certificate of Conformity issued by the EPA and a California Executive Order issued by the California Air Resource Board (“CARB”) with respect to emissions and mileage requirements for our vehicles. On February 14, 2020, Workhorse received its Certificate of Conformity from the EPA. The Certificate of Conformity is required for vehicles sold in states covered by the Clean Air Act’s standards and the Executive Order is required for vehicles sold in states that have sought and received a waiver from the EPA to utilize California standards. The California standards for emissions control for certain regulated pollutants for new vehicles and engines sold in California are set by CARB. States that have adopted the California standards as approved by EPA also recognize the Executive Order for sales of vehicles. The testing program that leads to an Executive Order from CARB is now underway.

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
Battery safety and testing
Our battery pack configurations are designed to conform to mandatory regulations that govern transport of “dangerous goods,” which includes lithium-ion batteries, which may present a risk in transportation. The governing regulations, which are issued by the Pipeline and Hazardous Safety Administration and are based on the United Nations Recommendations on the Safe Transport of Dangerous Goods Model Regulations, and related United Nations Manual of Tests and Criteria. The requirements for shipments of these goods vary by mode of transportation, such as ocean vessel, rail, truck and air.
Our battery suppliers have completed the applicable transportation test for our prototype and production battery packs demonstrating our compliance with the United Nations Manual of Tests and Criteria, including:
•altitude simulation, which involves simulating air transport;
•thermal cycling, which involves assessing cell and battery seal integrity;
•vibration, which involves simulating vibration during transport;
•shock, which involves simulating possible impacts during transport;
•external short circuit, which involves simulating an external short circuit; and
•overcharge, which involves evaluating the ability of a rechargeable battery to withstand overcharging.
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

Intellectual Property
We have four pending trademark applications and 12 issued trademark registrations (US and foreign). We also intend to pursue additional trademark registrations. We have four pending (one non-provisional, one design and two provisional) U.S. and foreign patent applications, and eight existing patents, two of which are design patents. We also plan to pursue appropriate foreign patent protection on those inventions, if available as well pursue additional inventions. The following is a summary of our patents:

Country	Serial Number	Application Date	Patent Number	Issue/Grant Date	Expiration Date	Title
United States	13/283,663	10/28/2011	8,541,915	9/24/2013	12/16/2031	Drive module and manifold for electric motor drive assembly
Canada	2,523,653	10/17/2005	2,523,653	12/22/2009	10/17/2025	Vehicle chassis assembly
United States	11/252,220	10/17/2005	7,717,464	5/18/2010	9/6/2026	Vehicle chassis assembly
United States	11/252,219	10/17/2005	7,559,578	7/14/2009	9/6/2026	Vehicle chassis assembly
United States	29/243,074	11/18/2005	D561,078	2/5/2008	2/5/2022	Vehicle header
United States	29/243,129	11/18/2005	D561,079	2/5/2008	2/5/2022	Vehicle header
United States	14/606,497	1/27/2015	9,481,256	11/1/2016	5/3/2035	Onboard generator drive system for electric vehicles
United States	14/989,870	1/7/2016	9,915,956	3/13/2018	6/24/2036	Package delivery by means of an automated multicopter UAS/UAV dispatched from a conventional delivery vehicle
United States	15/915,144	3/8/2018				Package delivery by means of an automated multicopter UAS/UAV dispatched from a conventional delivery vehicle (1)
United States	62/957,577	1/6/2020				Systems and Methods for Manufacturing Land Vehicles
United States	62/959,548	1/10/2020				Electric Delivery Truck Control System for Electric Power Management
United States	29/719,591	1/6/2020				Design Application that covering the electric delivery truck

(1) Assigned to Certus, a joint venture, that is 50% owned by the Company and 50% owned by Moog Inc.

Employees
We currently have 81 full-time employees.

ITEM 1A. RISK FACTORS

We need access to additional financing in 2020 and beyond, which may not be available to us on acceptable terms or at all. If we cannot access additional financing when we need it and on acceptable terms, our business may fail.

Our business plan to design, produce, sell and service commercial electric vehicles through our Union City facility will require continued capital investment in 2020. Our research and development activities will also require continued investment. For the year ended December 31, 2019, our independent registered public accounting firm issued a report on our 2019 financial statements that contained an explanatory paragraph stating that the lack of sales, negative working capital and stockholders’ deficit, raise substantial doubt about our ability to continue as a going concern. We expect to have adequate capital to continue operations through the second quarter 2020. Unless and until we are able to generate a sufficient amount of revenue, reduce our costs and/or enter into a strategic relationship, we expect to finance future cash needs through public and/or private offerings of equity securities and/or debt financings. We do not currently have any committed future funding for operating costs or for confirmed purchase orders. If we are not able to obtain additional financing when needed in 2020 and/or substantially increase revenue from sales, we will be unable to continue as a going concern or satisfy the delivery of our orders. As a result, we may have to liquidate our assets and may receive less than the value at which those assets are carried on our consolidated financial statements, and investors will likely lose a substantial part or all of their investment. We cannot be certain that additional financing will be available to us on favorable terms when required, or at all. Further, if there remains doubt about our ability to continue as a going concern, investors or other financing sources may be unwilling to provide additional funding on acceptable terms or at all. If we cannot obtain additional financing when we need it and on terms acceptable to us, we will not be able to continue as a going concern.
Our results of operations have not resulted in profitability and we may not be able to achieve profitability going forward.
We have an accumulated deficit of $178.8 million as of December 31, 2019. We have had net losses in each year since our inception. We may continue to incur net losses in 2020. We may incur significant losses in the future for a number of reasons, including the other risks described in "Risk Factors", and we may encounter unforeseen expenses, difficulties, complications, delays and other unknown events. Accordingly, we may not be able to achieve or maintain profitability. Our management is developing plans to alleviate the negative trends and conditions described above and there is no guarantee that such plans will be successfully implemented. Our business plan is focused on providing sustainable and cost-effective solutions to the commercial transportation sector but is still unproven. There is no assurance that even if we successfully implement our business plan, that we will be able to curtail our losses or ever achieve profitable operations. If we incur additional significant operating losses, our stock price may significantly decline.
We have yet to achieve positive cash flow and, given our projected funding needs, our ability to generate positive cash flow is uncertain.
We have had negative cash flow from operating activities of $36.9 million and $21.8 million for the years ended December 31, 2019 and 2018, respectively. We may continue to have negative cash flow from operating and investing activities for 2020 as we expect to incur research and development, sales and marketing, and general and administrative expenses and make capital expenditures in our efforts to increase sales and ramp up operations at our Union City facility. Our business also will at times require significant amounts of working capital to support our growth of additional platforms. An inability to generate positive cash flow for the near term may adversely affect our ability to raise needed capital for our business on reasonable terms, diminish supplier or customer willingness to enter into transactions with us, and have other adverse effects that may decrease our long-term viability. There can be no assurance that the Company will achieve positive cash flow in the near future or at all.
The development of our business in the near future is contingent upon the implementation of orders from UPS and other key customers for the purchase of Workhorse vehicles and if we are unable to perform under these orders, our business may fail.
On June 4, 2014, the Company entered into a Vehicle Purchase Agreement with United Parcel Service Inc. (“UPS”) which outlined the relationship by which the Company would sell vehicles to UPS. To date, we have received six separate orders totaling up to 1,405 vehicles from UPS. The sixth and most recent order is from the first quarter of 2018. There is no guarantee that the Company will be able to perform under these orders and if it does perform, that UPS will purchase additional vehicles from the Company. Also, there is no assurance that UPS will not terminate its agreement with the Company pursuant to the termination provisions therein. Further, if the Company is not able to raise the required capital to purchase required parts and pay certain vendors, the Company may not be able to comply with UPS’s deadlines. Accordingly, despite the receipt of the orders from UPS, there is no assurance, due to the Company’s financial constraints and status as a development stage company, that the Company will be able to deliver such vehicles or that it will receive additional orders whether from UPS or other potential customers.
If we are unable to perform under our orders with UPS, the Company business will be negatively impacted.
The Covid-19 novel coronavirus, or other epidemics, could have a material adverse impact on our business, results of operations, or financial condition.
In December 2019, COVID-19 began to impact the population of Wuhan, China. We rely upon third-party manufacturers to provide certain parts that are incorporated into our vehicles. The outbreak has resulted in significant governmental measures being implemented to control the spread of the virus, including, among others, restrictions on manufacturing and the movement of employees in many regions of the country. As a result of COVID-19 and the measures designed to contain the spread of the virus, our third-party manufacturers may not have the materials, capacity, or capability to manufacture such parts according to our schedule and specifications. If our third-party manufacturers’ operations are curtailed, we may need to seek alternate manufacturing sources, which may be more expensive. Alternate sources may not be available or may result in delays in shipments to us from our supply chain and subsequently to our customers, each of which would affect our results of operations. While the disruptions and restrictions on the ability to travel, quarantines, and temporary closures of the facilities of our third-party manufacturers and suppliers, as well as general limitations on movement in the region are expected to be temporary, the duration of the production and supply chain disruption, and related financial impact, cannot be estimated at this time. Should the production and distribution closures continue for an extended period of time, the impact on our supply chain in China and globally could have a material adverse effect on our results of operations and cash flows.
Our limited operating history makes it difficult for us to evaluate our future business prospects and make decisions based on those estimates of our future performance.
As we begin to fully implement our manufacturing capabilities, it is difficult, if not impossible, to forecast our future results based upon our historical data. Because of the uncertainties related to our lack of historical operations, we may be hindered in our ability to anticipate and adapt to increases or decreases in revenues or expenses. If we make poor budgetary decisions as a result of limited historical data, we could be less profitable or incur losses.
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

We do not receive progress payments on orders of our vehicles, and if a purchaser fails to pay upon delivery, we may not be able to recoup the costs we incurred in producing such vehicles.

Our arrangements with existing customers do not provide for progress payments as we begin to fulfill orders. Customers are only required to pay us upon delivery of vehicles. If a customer fails to take delivery of an ordered vehicle or fails to pay for such vehicle, we may not receive cash to offset the production expenses of such vehicle, which could adversely affect our cash flows.
Our business, prospects, financial condition and operating results will be adversely affected if we cannot reduce and adequately control the costs and expenses associated with operating our business, including our material and production costs.
We incur significant costs and expenses related to procuring the materials, components and services required to develop and produce our electric vehicles. We have secured supply agreements for our critical components including our batteries. However, these are dependent on volume to ensure that they are available at a competitive price. We continually work on cost-down initiatives to reduce our cost structure so that we may effectively compete. If we do not reduce our costs and expenses, our net losses will continue.

Increases in costs, disruption of supply or shortage of lithium-ion cells could harm our business.
We may experience increases in the cost or a sustained interruption in the supply or shortage of lithium-ion cells. Any such increase, supply interruption or shortage could materially and negatively impact our business, prospects, financial condition and operating results. The prices for these lithium-ion cells can fluctuate depending on market conditions and global demand for these materials and could adversely affect our business and operating results. We are exposed to multiple risks relating to lithium-ion cells including:
•the inability or unwillingness of current battery manufacturers to build or operate battery cell manufacturing plants to supply the numbers of lithium-ion cells we may require going forward;
•disruption in the supply of cells due to quality issues or recalls by battery cell manufacturers;
•an increase in the cost of raw materials used in the cells; and
•fluctuations in the value of the Japanese yen against the U.S. dollar in the event our purchasers of lithium-ion cells are denominated in Japanese yen.

Our business is dependent on the continued supply of battery cells for the battery packs used in our vehicles. While we believe several sources of the battery cells are available for such battery cells, we have fully qualified EnerDel for the supply of the cells used in such battery packs and have very limited flexibility in changing cell suppliers. Any disruption in the supply of battery cells could disrupt production of our vehicles until such time as a different supplier is fully qualified. Furthermore, fluctuations or shortages in petroleum, tariff or trade issues and other economic or tax conditions may cause us to experience significant increases in freight charges. Substantial increases in the prices for the battery cells or prices charged to us, would increase our operating costs, and could reduce our margins if we cannot recoup the increased costs through increased vehicle prices. Any attempts to increase vehicle prices in response to increased costs in our battery cells could result in cancellations of vehicle orders and therefore materially and adversely affect our brand, image, business, prospects and operating results.
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
As part of our sales efforts, we must educate fleet managers as to the economical savings we believe they will benefit from during the life of the vehicle. As such, we believe that operators of commercial vehicle fleets should consider a number of factors when deciding whether to purchase our commercial electric vehicles (or commercial electric vehicles generally) or vehicles powered by internal combustion engines, particularly diesel-fueled or natural gas-fueled vehicles. We believe these factors include:
•the difference in the initial purchase prices of commercial electric vehicles and vehicles with comparable gross vehicle weight powered by internal combustion engines, both including and excluding the impact of government and other subsidies and incentives designed to promote the purchase of electric vehicles;
•the total cost of ownership of the vehicle over its expected life, which includes the initial purchase price and ongoing operating and maintenance costs;
•the availability and terms of financing options for purchases of vehicles and, for commercial electric vehicles, financing options for battery systems;
•the availability of tax and other governmental incentives to purchase and operate electric vehicles and future regulations requiring increased use of nonpolluting vehicles;
•government regulations and economic incentives promoting fuel efficiency and alternate forms of energy;
•fuel prices, including volatility in the cost of diesel;
•the cost and availability of other alternatives to diesel fueled vehicles, such as vehicles powered by natural gas;
•corporate sustainability initiatives;
•commercial electric vehicle quality, performance and safety (particularly with respect to lithium-ion battery packs);
•the quality and availability of service for the vehicle, including the availability of replacement parts;
•the range over which commercial electric vehicles may be driven on a single battery charge;
•access to charging stations and related infrastructure costs, and standardization of electric vehicle charging systems;
•electric grid capacity and reliability; and
•macroeconomic factors.
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
We are assembling our orders at our Union City facility which has been acceptable for our historical orders. To satisfy increased demand, we will need to quickly scale operations in our Union City facility as well as scale our supply chain including access to batteries. Such a substantial and rapid increase in operations may strain our management capabilities. Our business, prospects, financial condition and operating results could be adversely affected if we experience disruptions in our supply chain, if we cannot obtain materials of sufficient quality at reasonable prices or if we are unable to scale our Union City facility.
We depend upon key personnel and need additional personnel. The loss of key personnel or the inability to attract additional personnel may adversely affect our business and results of operations.
Our success depends on the continuing services of our CEO, Duane Hughes and top management. On November 6, 2019, Mr. Hughes and the Company entered into an Amended and Restated Employment Agreement. Further, we entered into an amended and restated employment agreement with Mr. Robert Willison, our Chief Operating Officer. The loss of any of these individuals could have a material and adverse effect on our business operations. Additionally, the success of our operations will largely depend upon our ability to successfully attract and maintain other competent and qualified key management personnel. As with any company with limited resources, there can be no guarantee that we will be able to attract such individuals or that the presence of such individuals will necessarily translate into profitability for our company. Our inability to attract and retain key personnel may materially and adversely affect our business operations. Any failure by our management to effectively anticipate, implement, and manage the changes required to sustain our growth would have a material adverse effect on our business, financial condition, and results of operations.
We face intense competition. Some of our competitors have substantially greater financial or other resources, longer operating histories and greater name recognition than we do and could use their greater resources and/or name recognition to gain market share at our expense or could make it very difficult for us to establish market share.

Companies currently competing in the fleet logistics market offering alternative fuel medium-duty trucks include Ford Motor Company and Freightliner. Ford and Freightliner are currently selling alternative fuel fleet vehicles including hybrids. Ford and Freightliner have substantially more financial resources, established market positions, long-standing relationships with customers and dealers, and who have more significant name recognition, technical, marketing, sales, financial and other resources than we do. Although we believe that HorseFly™, our unmanned aerial system (“UAS”), is unique in the marketplace in that it currently does not have any competitors when it comes to a UAS that works in combination with a truck, there are better-financed competitors in this emerging industry, including Google and Amazon. While we are seeking to partner with existing delivery companies to improve their efficiencies in the last mile of delivery, our competitors are seeking to redefine the delivery model using drones from a central location requiring extended flight patterns. Our competitors’ new aerial delivery model would essentially eliminate traditional package delivery companies. Our model is focused on coupling our delivery drone with delivery trucks supplementing the existing model and providing shorter-term flight patterns. Google and Amazon have more significant financial resources, established market positions, long-standing relationships with customers, more significant name recognition and a larger scope of resources including technical, marketing and sales than we do.

The resources available to our competitors to develop new products and introduce them into the marketplace exceed the resources currently available to us. As a result, our competitors may be able to compete more aggressively and sustain that competition over a longer period than we can. This intense competitive environment may require us to make changes in our products, pricing, licensing, services, distribution, or marketing to develop a market position. Each of these competitors has the potential to capture significant market share in our target markets, which could have an adverse effect on our position in our industry and on our business and operating results.
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
The modern electric vehicle industry is in its infancy and has experienced substantial change in the last few years. To date, demand for electric vehicles has been slower than forecasted by industry experts. As a result, growth in the electric vehicle industry depends on many factors outside our control, including, but not limited to:
•continued development of product technology, especially batteries;
•the environmental consciousness of customers;
•the ability of electric vehicles to successfully compete with vehicles powered by internal combustion engines; and
•whether future regulation and legislation requiring increased use of non-polluting vehicles is enacted.
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
President Trump’s administration may create regulatory uncertainty in the alternative energy sector. During the election campaign, President Trump made comments suggesting that he was not supportive of various clean energy programs and initiatives designed to curtail global warming. Since taking office, President Trump has released his America First Energy Plan which relies on fossil fuels, canceled U.S. participation in the Paris Climate Agreement and signed several executive orders relating to oil pipelines. It remains unclear what specifically President Trump would or would not do with respect to these programs and initiatives, and what support he would have for any potential changes to such legislative programs and initiatives in the Unites States Congress. If President Trump and/or the United States Congress take action or publicly speak out about the need to eliminate or further reduce legislation, regulations and incentives supporting alternative energy or take action to further support the use of fossil fuels, such actions may result in a decrease in demand for alternative energy in the United States and may materially harm our business, financial condition and operating results.
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
Product liability or other claims could have a material adverse affect on our business.
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
While our vehicles are subject to substantial regulation under federal, state, and local laws, we believe that our vehicles are in compliance with all applicable laws. However, to the extent the laws change, or if we introduce new vehicles in the future, some or all of our vehicles may not comply with applicable federal, state, or local laws. Further, certain federal, state, and local laws and industrial standards currently regulate electrical and electronics equipment. Although standards for electric vehicles are not yet generally available or accepted as industry standards, our products may become subject to federal, state, and local regulation in the future. Compliance with these regulations could be burdensome, time consuming, and expensive.
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

We rely on trade secret protections to protect our proprietary technology as well as several registered patents and five patent applications. Our patents relate to the vehicle chassis assembly, vehicle header and drive module and manifold for electric motor drive assembly. Our existing patent applications relates to the onboard generator drive system for electric vehicles and the delivery drone. Our success will, in part, depend on our ability to obtain additional trademarks and patents. We are working on registering additional patents and trademarks with the United States Patent and Trademark Office but have not finalized any as of this date. Although we have entered into confidentiality agreements with our employees and consultants, we cannot be certain that others will not gain access to these trade secrets. Others may independently develop substantially equivalent proprietary information and technologies or otherwise gain access to our trade secrets. We do not maintain proprietary rights agreements with our employees, which agreements would further protect our intellectual property rights against claims by our employees. Therefore we may be subject to disputes with our employees over ownership of any new technologies or enhancements that such employees help to develop.

Our business may be adversely affected by union activities.
Although none of our employees are currently represented by a labor union, it is common throughout the automotive industry for many employees at automotive companies to belong to a union, which can result in higher employee costs and increased risk of work stoppages. Our employees may join or seek recognition to form a labor union, or we may be required to become a union signatory. Our production facility in Union City, Indiana was purchased from Navistar. Prior employees of Navistar were union members and our future work force at this facility may be inclined to vote in favor of forming a labor union. Furthermore, we are directly or indirectly dependent upon companies with unionized work forces, such as parts suppliers and trucking and freight companies, and work stoppages or strikes organized by such unions could have a material adverse impact on our business, financial condition or operating results. If a work stoppage occurs, it could delay the manufacture and sale of our trucks and have a material adverse effect on our business, prospects, operating results or financial condition. The mere fact that our labor force could be unionized may harm our reputation in the eyes of some investors. Consequently, the unionization of our labor force could negatively impact our company’s health.
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

The battery packs in our electric vehicles use lithium-ion cells, which have been used for years in laptop computers and cell phones. On occasion, if not appropriately managed and controlled, lithium-ion cells can rapidly release the energy they contain by venting smoke and flames in a manner that can ignite nearby materials. Highly publicized incidents of laptop computers and cell phones bursting into flames have focused consumer attention on the safety of these cells. These events also have raised questions about the suitability of these lithium-ion cells for automotive applications. There can be no assurance that a field failure of our battery packs will not occur, which would damage the vehicle or lead to personal injury or death and may subject us to lawsuits. Furthermore, there is some risk of electrocution if individuals who attempt to repair battery packs on our vehicles do not follow applicable maintenance and repair protocols. Any such damage or injury would likely lead to adverse publicity and potentially a safety recall. Any such adverse publicity could adversely affect our business, prospects, financial condition and operating results. Warranty expense for the years ended December 31, 2019 and 2018 was $0.1 million and $8.0 million, respectively.
We are subject to significant corporate regulation as a public company and failure to comply with all applicable regulations could subject us to liability or negatively affect our stock price.

As a publicly traded company, we are subject to a significant body of regulation, including the Sarbanes-Oxley Act of 2002. While we have developed and instituted a corporate compliance program based on what we believe are the current best practices in corporate governance and continue to update this program in response to newly implemented or changing regulatory requirements, we cannot provide assurance that we are or will be in compliance with all potentially applicable corporate regulations. If we fail to comply with any of these regulations, we could be subject to a range of regulatory actions, fines or other sanctions or litigation. If we disclose any material weakness in our internal control over financial reporting, our stock price could decline.

Any impairment of our investment in Lordstown Motor Corp. could negatively impact our financial results.
Our investment in Lordstown Motor Corp. ("LMC") is recorded at fair value. For the year ended December 31, 2019, the carrying value of our investment is $12.2 million. In the event there are future events or circumstances that are likely to have a significant adverse effect on LMC, we will estimate the fair value of the investment and compare it to its carrying value. Our estimation of fair value considers financial information related to LMC available to us, including valuations based on recent third-party equity investments in LMC. If the fair value of the investment is less than its carrying value, we will recognize an impairment loss which will negatively impact our financial position and results of operations.

Cyber-attacks could adversely affect the Company.
The Company faces a risk of cyber-attack. Cyber-attacks may include hacking, viruses, malware, denial of service attacks, ransomware or other data security breaches. The Company’s business requires the continued operation of information systems and network infrastructure. In the event of a cyber-attack that the Company was unable to defend against or mitigate, the Company could have its operations and the operations of its customers and others disrupted. The Company could also have their financial and other information systems and network infrastructure impaired, property damaged and customer and employee information stolen; experience substantial loss of revenues, response costs and other financial loss; and be subject to increased regulation, litigation, penalties and damage to their reputation.

Risks Related to Owning Our Warrants or Common Stock

There is no public market for the Warrants to purchase shares of our common stock.

There is no public trading market for Warrants to purchase shares of our common stock, and we do not expect a market to develop. In addition, we do not intend to apply to list the Warrants on any national securities exchange or other nationally recognized trading system, including the Nasdaq Capital Market. Without an active market, the liquidity of the Warrants will be limited, and warrant holders may not be able to resell the Warrants. If the Warrants cannot be resold, a holder will have to depend upon any appreciation in the value of our common stock over the exercise price of the Warrants in order to realize a return on investment in the Warrants.

Except as otherwise provided in the Warrants, holders of our Warrants will not have the rights or privileges of a holder of our common stock, including any voting rights, until such holders exercise their Warrants and acquire our common stock.

Except as otherwise provided in the Warrants, holders of our Warrants will not have the rights or privileges of a holder of our common stock, including any voting rights, until such holders exercise their Warrants and acquire our common stock. As a result, absent exercise of the Warrants, holders of the Warrants will not have the ability to vote their shares underlying the Warrants, which may limit the influence that investors in our offering may have over the outcome of matters submitted to our stockholders for a vote.

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

We plan to reinvest all of our earnings, to the extent we have earnings, in order to develop our products, deliver on our orders and cover operating costs and to otherwise become and remain competitive. We do not plan to pay any cash dividends with respect to our securities in the foreseeable future. We cannot assure common stockholders that we would, at any time, generate sufficient surplus cash that would be available for distribution to the holders of our common stock as a dividend. Therefore, common stockholders should not expect to receive cash dividends on our common stock.

Stockholders may experience future dilution as a result of future equity offerings.

In order to raise additional capital, we may in the future offer additional shares of our common stock or other securities convertible into or exchangeable for our common stock at prices that may not be the same as the price per share in our prior offerings. We may sell shares or other securities in any future offering at a price per share that is lower than the price per share paid by historical investors, which would result in those newly issued shares being dilutive. In addition, investors purchasing shares or other securities could have rights superior to existing stockholders, which could impair the value of existing stockholders. The price per share at which we sell additional shares of our common stock, or securities convertible or exchangeable into common stock, in future transactions may be higher or lower than the price per share paid by our historical investors.

Our charter documents and Nevada law may inhibit a takeover that stockholders consider favorable.

Provisions of our certificate of incorporation and bylaws and applicable provisions of Nevada law may delay or discourage transactions involving an actual or potential change in control or change in our management, including transactions in which stockholders might otherwise receive a premium for their shares, or transactions that our stockholders might otherwise deem to be in their best interests. The provisions in our certificate of incorporation and bylaws:

•limit who may call stockholder meetings;

•do not provide for cumulative voting rights; and

•provide that all vacancies may be filled by the affirmative vote of a majority of directors then in office, even if less than a quorum.

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

Risks Related to Owning Our Convertible Note

In the event we do not redeem our debt in shares of common stock, servicing our debt requires a significant amount of cash, and we may not have sufficient cash flow from our business to pay our obligations under the 4.5% Convertible Note (the "Note").

Our ability to make scheduled payments of principal or to pay interest on or to refinance the Note depends on our future performance, which is subject to economic, financial, competitive and other factors, some of which are beyond our control. As of December 31, 2019, our outstanding indebtedness is approximately $58.2 million, and the terms of the Note requires us to repay or redeem the full principal amount of the Note at maturity or any other time. Our business may not generate cash flow from operations in the future sufficient to satisfy our obligations under the Note. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as reducing or delaying investments or capital expenditures, selling assets, refinancing or obtaining additional equity capital on terms that may be onerous or highly dilutive. Our ability to refinance the Note will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on the Note.

Some significant restructuring transactions may not constitute a fundamental change as defined in the Note, in which case we would not be obligated to offer to purchase the Note.

Upon the occurrence of a fundamental change, note holders have the right to require us to purchase the Note. However, the fundamental change provisions will not afford protection to holder of the Note in the event of other transactions that could adversely affect the Note. For example, transactions such as leveraged recapitalizations, refinancings, restructurings, or acquisitions initiated by us may not constitute a fundamental change requiring us to purchase the Note. In the event of any such transaction, the holders would not have the right to require us to purchase the Note, even though each of these transactions could increase the amount of our indebtedness, or otherwise adversely affect our capital structure or any credit ratings, thereby adversely affecting the holder of the Note.

Conversion of the Note may dilute the ownership interest of existing stockholders or may otherwise depress the price of our common stock.

Conversion of the Note will dilute the ownership interests of existing stockholders to the extent we deliver shares upon conversion of the Note. Any sales in the public market of the common stock issuable upon such conversion could adversely affect prevailing market prices of our common stock. In addition, the existence of the Note may encourage short selling by market participants because the conversion of the Note could be used to satisfy short positions, or anticipated conversion of the Note into shares of our common stock could depress the price of our common stock.

Upon conversion of the Note, note holders may receive less valuable consideration than expected because the value of our common stock may decline after you exercise your conversion right but before we settle our conversion obligation.

Under the Note, a converting holder will be exposed to fluctuations in the value of our common stock during the period from the date such holder surrenders the Note for conversion until the date we settle our conversion obligation. We will deliver the consideration due in respect of conversion on the second business day immediately following the relevant conversion date. Accordingly, if the price of our common stock decreases during this period, the amount and/or value of consideration a note holder will receive will be adversely affected.

The fundamental change repurchase feature of the Note may delay or prevent an otherwise beneficial attempt to take over our Company.

The terms of the Note require us to repurchase the Note in the event of a fundamental change. A takeover of our Company would trigger an option of the holder of the Note to require us to repurchase the Note. This may have the effect of delaying or preventing a takeover of our company that would otherwise be beneficial to investors in the Note.

The holder of the Note will not be entitled to certain rights with respect to our common stock, but will be subject to all changes made with respect to them.

The holder of the Note will not be entitled to certain rights with respect to our common stock (including, without limitation, voting rights) but to the extent the conversion consideration includes shares of our common stock, the holder of the Note will be subject to all changes affecting our common stock.

We cannot assure that an active trading market will develop for the Note.

There has been no trading market for the Note, and we do not intend to apply to list the Note on any securities exchange or to arrange for quotation on any automated dealer quotation system. As a result, we cannot assure note holders that an active trading market will develop for the Note. If an active trading market does not develop or is not maintained, the market price and liquidity of the Note may be adversely affected. In that case note holders may not be able to sell the Note at a particular time or note holders may not be able to sell their Note at a favorable price.

We are subject to certain covenants set forth in the Note. Upon an event of default, including a breach of a covenant or the failure to obtain shareholder approval to increase our authorized shares of common stock, we may not be able to make such accelerated payments under the Note.

The Note contains customary events of default, including for non-payment, misrepresentation, breach of covenants, defaults under other material indebtedness, material adverse change, bankruptcy, change of control and material judgments. Among other things, we will be required to maintain a minimum liquidity of at least $8.0 million at all times. We do not expect that we will be able to maintain compliance with this covenant unless we obtain further financing in addition to the proceeds of this offering.

Upon an event of default, the outstanding principal amount of the loan plus any other amounts owed under the Note will become immediately due and payable and the holder of the Note could foreclose on our assets. A default would also likely significantly diminish the market price of our common stock.

Note holders may be subject to tax if we make or fail to make certain adjustments to the applicable conversion rate of the Note even though note holders did not receive a corresponding cash distribution.

The conversion rate is subject to adjustment in certain circumstances, including the payment of cash dividends. If the applicable conversion rate is adjusted as a result of a distribution that is taxable to our common stockholders, such as a cash dividend, note holders may be deemed to have received a dividend subject to U.S. federal income tax without the receipt of any cash. In addition, a failure to adjust (or to adjust adequately) the applicable conversion rate after an event that increases a note holders' proportionate interest in us could be treated as a deemed taxable dividend to a note holder.
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

ITEM 2. PROPERTIES
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
ITEM 3. LEGAL PROCEEDINGS

In May 2018, Precision Manufacturing Company, Inc. (“PMC”) filed a complaint against the Company in the Common Pleas Court of Montgomery, Ohio, which complaint was amended July 26, 2018. PMC, a former vendor, is claiming Breach of Contract, Unjust Enrichment, Action on Account and Fraud and is seeking approximately $132,000 in damages plus attorney fees and costs. On June 10, 2019, the Company and PMC settled all claims whereby the Company paid PMC $75,000 in consideration of PMC releasing the Company.

In August 2018, Workhorse Motor Works Inc was served with a Declaration of Forced Intervention and Application in Warranty in connection with an action in the Superior Court (Civil Division) located in the Province of Quebec, District of Montreal between Aviva Insurance Company of Canada v. Thor Motor Coach and Navistar Canada, Inc. pertaining to the motor home destroyed by fire. The Company intends to vigorously defend this action. On October 22, 2019, the parties entered into a Settlement Agreement whereby the parties agreed to settle the matter for a nominal cash payment in consideration of a full release.

On May 3, 2019, C.E.E., LLC, a California limited liability company filed an action entitled C.E.E., LLC, a California limited liability company, against the Company in the Central Justice Center of the Superior Court of California for the County of Orange, Case No. 30- 2019-01067928-CU-BC-CJC for breach of contract. In August 2019, the parties settled all claims whereby the Company paid C.E.E., LLC $75,000 in consideration of C.E.E., LLC releasing the Company.

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

On July 18, 2019, All Cell Technologies, LLC and Illinois Institute of Technology filed a Complaint for Patent Infringement against the Company in the United States District Court for the Southern District of Indiana (Civil Action No. 1:19-cv-2975) claiming infringement of US Patent No. 6,468,689, 6,942,944 and, 8,273,474. On October 28, 2019, the Company filed its Answer, Affirmative Defenses and Counterclaims. On November 18, 2019, the Plaintiffs filed their Answer to Counterclaims.

On November 21, 2019, the Court entered a Scheduling Order with a trial date set for June 21, 2021. On February 28, 2020, the Court ordered a Settlement Conference between the parties for May 22, 2020 before the Magistrate Judge assigned to the case. Management of the Company believes this lawsuit is baseless and, in addition to defending itself vigorously, is also pursuing whether the lawsuit can be settled. Because the number of allegedly infringing products (battery bricks) is small and the accused products are no longer being used by the Company, Management believes that the lawsuit may be amenable to early resolution.

On October 15, 2019, Jennifer Johnson-Campbell, individually, and as administrator of the Estate of Cathy and Windham Johnson, deceased, and Jessica Tagney, Individually, filed a Complaint in the Superior Court of Dougherty County in the State of Georgia (Civil Action File No. 2019SUCV2019001345) against the Company in connection with the death of the plaintiff while operating a W-42 truck on October 19, 2017 claiming Strict Liability, Negligence and Punitive Damages. The Company does not believe it manufactured the W-42 that is the subject to the Complaint. On November 15, 2019, the Company removed this case to U.S. District Court for the Middle District of Georgia (Civil Action File No 1:19-cv-00209), and on December 6, 2019, timely filed a motion to dismiss for lack of personal jurisdiction and failure to state a claim, advising the court and the Plaintiffs that the Company was not the manufacturer of the subject W-42 truck and had insufficient contacts with the state of Georgia to justify the exercise of jurisdiction in Georgia. The Plaintiffs responded to the motion to dismiss on December 26, 2019 and subsequently filed a motion for leave to amend their complaint to add Workhorse Trucks, Inc., Navistar, and Workhorse Custom Chassis, LLC. The Company opposed the motion for leave to amend on the grounds that the proposed amendments would be futile, because Georgia courts do not have jurisdiction over either the Company or Workhorse Trucks. The motions are fully briefed and pending before the Court. In the event that the motion to dismiss is not granted, the Company will vigorously defend themselves and, among other things, move for summary judgment at the close of discovery on the grounds that these entities did not manufacture the subject truck.
ITEM 4. MINE SAFETY DISCLOSURES
None.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
The Company's common stock is traded on the NASDAQ Capital Market under the symbol “WKHS”.
Holders of our Common Stock
As of February 28, 2020, there were approximately 200 stockholders of record of our common stock. This number does not include shares held by brokerage clearing houses, depositories or others in unregistered form.
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
The following graph shows a comparison from January 1, 2014 through December 31, 2019, of the cumulative total return for our common stock, the NASDAQ Composite Index, and a group of peer group companies similarly situated. Such returns are based on historical results and are not intended to suggest future performance. Data for The NASDAQ Composite Index and the peer group assumes an investment of $100 on January 1, 2014 and reinvestment of dividends. We have never declared or paid cash dividends on our capital stock nor do we anticipate paying any such cash dividends in the foreseeable future.

Securities Authorized for Issuance Under Equity Compensation Plans
The following table sets forth the aggregate information of our equity compensation plans in effect as of December 31, 2019:

Plan	Number of Securities to be Issued upon Exercise of Outstanding Options and Rights	Weighted Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in first column)

Equity Compensation Plans approved by security holders - 2015 Stock Incentive Plan	197,500	$4.41	—

Equity Compensation Plans approved by security holders - 2016 Stock Incentive Plan	455,000	$6.59	—

Equity Compensation Plans approved by security holders - 2017 Stock Incentive Plan	2,672,500	$1.64	2,235,000

Equity Compensation Plans approved by security holders - 2019 Stock Incentive Plan	400,000	$0.93	5,794,778
	3,725,000		8,029,778
Unregistered Sales of Equity Securities
In February 2019, the Company sold 1,616,683 shares of common stock to investors (the “February 2019 Investors”) for net proceeds of $1.5 million. Through July 2019, if the Company issued shares of its common stock for a lower price per share than the price paid by the February 2019 Investors (a “Down Round”), the Company was required to issue additional shares of common stock (for no additional consideration) resulting in the effective purchase price per share being equal to the purchase price per share paid in the Down Round. On May 1, 2019 the Down Round provision of the agreement was triggered and an additional 116,496 shares of common stock were issued to the February 2019 Investors. Benjamin Samuels and Gerald Budde, directors of the Company, acquired 841,928 and 26,310 shares of common stock, respectively, as part of the February 2019 offering at a price per share of $0.95, which was above the closing price the date prior to close. They did not receive the Down Round protection.
The Company entered into an employment agreement (the “Ackerson Employment Agreement”) with Mr. Ackerson, effective November 12, 2019. Pursuant to the Ackerson Employment Agreement, among other compensation, Mr. Ackerson was granted 104,166 shares of restricted common stock under the Company’s 2019 Stock Incentive Plan. The restricted stock will vest over three years.
On November 6, 2019, the Company entered into an amended and restated employment agreement (the “Hughes Employment Agreement”) with Duane Hughes, Chief Executive Officer, effective November 6, 2019. Pursuant to the Hughes Employment Agreement, among other compensation, the Company granted 239,044 shares of restricted common stock under the Company’s 2019 Stock Incentive Plan. The restricted stock will vest over three years commencing on January 1, 2020. The stock options to acquire 1,000,000 shares of common stock issued earlier in 2019 immediately vested on the effective date of the Hughes Employment Agreement.
The Company entered into an amended and restated employment agreement (the “Willison Employment Agreement”) with Mr. Robert Willison, Chief Operating Officer, effective November 6, 2019. Pursuant to the Willison Employment Agreement, Mr.

Willison, among other compensation, was granted 119,522 shares of restricted common stock under the Company’s 2019 Stock Incentive Plan. The restricted stock will vest over three years commencing on January 1, 2020.
The Company entered into an employment agreement (the “Furey Employment Agreement”) with Mr. Anthony Furey, Vice President of Finance, effective November 6, 2019. Pursuant to the Furey Employment Agreement, Mr. Furey, among other compensation, was granted 338,648 shares of restricted common stock under the Company’s 2019 Stock Incentive Plan. The restricted stock will vest over three years. In addition, for services in relation to the sale of Surefly during the year ended December 31, 2019, Mr. Furey was granted 34,496 shares of restricted common stock which vested on November 27, 2019.
On November 6, 2019, the Company appointed Mr. Stephen M. Fleming as General Counsel and Vice President of the Company. In connection with the appointment of Mr. Fleming, the Company entered into an employment agreement (the “Fleming Employment Agreement”) with Mr. Fleming effective November 6, 2019. Pursuant to the Fleming Employment Agreement, among other compensation, Mr. Fleming was granted 517,928 shares of restricted common stock under the Company’s 2019 Stock Incentive Plan.
The Company granted Ray Chess, Chairman of the Board, 47,809 shares of restricted common stock for historical services rendered for which no director compensation was received. The restricted stock will vest over two years in semi-annual installments commencing May 6, 2020. In addition, for director services for the year ended December 31, 2019, Mr. Chess was granted 29,880 shares of common stock vesting May 6, 2020. Going forward, Mr. Chess will receive an annual grant of restricted stock in the amount of $75,000. In addition, Michael Clark, Gerald Budde, Benjamin Samuels and Harry DeMott were granted 47,809 restricted common stock in consideration for historical services. The restricted stock will vest over two years in semi-annual installments commencing on May 6, 2020. In addition, for director services for the year ended December 31, 2019, Messrs. Clark, Budde, Samuels and DeMott were granted 23,904 shares of restricted common stock vesting May 6, 2020. Going forward, Messrs. Clark, Budde, Samuels and DeMott will receive an annual grant of restricted stock in the amount of $60,000. All stock grants were issued under the Company’s 2019 Stock Incentive Plan.
Pursuant to the Credit Agreement entered between the Company and Marathon Asset Management, LP, on behalf of certain entities it manages (the “Marathon Lenders”), dated December 31, 2018 , the Company issued the Marathon Lenders warrants to acquire 358,450 shares of common stock exercisable at a price of $1.039 per share on March 27, 2019, 1,481,825 shares of common stock exercisable at a price of $1.4863 per share on June 30, 2019, 11,274 shares of common stock exercisable at a price of $1.782 per share on July 1, 2019, 34,293 shares of common stock exercisable at a price of $1.782 per share on October 1, 2019, 1,493,624 shares of common stock exercisable at a price of $3.355 per share on December 4, 2019 and 34,293 shares of common stock exercisable at a price of $1.782 per share on January 1, 2020.
On June 5, 2019, the Company closed agreements for the sale of 1,250,000 units consisting of one share of Series B Preferred Stock (the “Preferred Stock”), with a stated value of $20.00 per share (the “Stated Value”) and a common stock purchase warrant to purchase 7.41 shares of the common stock (the “Warrants”) for an aggregate purchase price of $25.0 million. The Preferred Stock is not convertible and does not have voting rights. The Preferred Stock ranks senior to the Company’s common stock with respect to dividend rights and rights upon liquidation, winding-up or dissolution. The Preferred Stock is entitled to annual dividends at a rate equal to 8.0% per annum on the Stated Value. Accrued dividends will be payable quarterly in shares of common stock of the Company based on a fixed share price of $1.62. During the year ended December 31, 2019, the Company issued 718,755 shares of common stock to the holders of the Preferred Stock.
The Company entered into an employment agreement (the “Schrader Employment Agreement”) with Mr. Schrader effective December 19, 2019. Pursuant to the Schrader Employment Agreement, Mr. Schrader, among other compensation, was granted Mr. Schrader 84,877 shares of restricted common stock under the Company’s 2019 Stock Incentive Plan. The restricted stock will vest over three years commencing on July 1, 2020.
The shares of common stock described above have not been registered under the Securities Act of 1933, as amended (the “Securities Act”) and were issued and sold in reliance upon the exemption from registration contained in Section 4(a)(2) of the Securities Act and Rule 506 of Regulation D promulgated thereunder. Each of the parties is an accredited investor as defined by Rule 501 under the Securities Act.

ITEM 6. SELECTED FINANCIAL DATA

YEARS ENDED DECEMBER 31,	2019	2018	2017
OPERATING SUMMARY
Net sales	$376,562	$763,173	$10,038,460
Net loss	$(37,162,827)	$(36,502,316)	$(41,216,788)
Net loss attributable to common stockholders per share – basic and diluted	$(0.58)	$(0.74)	$(1.06)
Weighted average number of common shares outstanding	64,314,756	50,377,909	38,755,796

FINANCIAL POSITION SUMMARY
Total assets	$50,673,829	$11,804,773	$16,504,293
Long-term debt and mandatory redeemable Series B preferred stock	$19,142,908	$8,312,079	$1,709,881
Convertible Note, at fair value	$39,020,000	$—	$—

Cash dividends per common share	$—	$—	$—

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis should be read in conjunction with our consolidated financial statements and the related notes that appear elsewhere in this Annual Report on Form 10-K.
Overview and 2019 Highlights
We are a technology company focused on providing sustainable and cost-effective solutions to the commercial transportation sector. As an American manufacturer, we design and build high performance battery-electric vehicles and aircraft that make movement of people and goods more efficient and less harmful to the environment. As part of our solution, we also develop cloud-based, real-time telematics performance monitoring systems that enable fleet operators to optimize energy and route efficiency. We are currently focused on our core competency of bringing the C-Series electric delivery truck to market and fulfilling our existing backlog of orders. We have licensed some of our previously developed intellectual property to Lordstown Motors Corp. (“LMC”) and have sold our SureFly™ multicopter business which were assets that are outside of our core focus.
Workhorse electric delivery trucks are in use by our customers on U.S. roads. Our delivery customers include companies such as UPS, FedEx Express, Alpha Baking and W.B. Mason. Data from our in-house developed telematics system demonstrates our vehicles on the road are averaging approximately a 500% increase in fuel economy as compared to conventional gasoline-based trucks of the same size and duty cycle.
In addition to improved fuel economy, we anticipate that the performance of our vehicles on-route will reduce long-term vehicle maintenance expense by approximately 60% as compared to fossil-fueled trucks.
We are an OEM capable of manufacturing Class 3-6 commercial-grade, medium-duty truck at our Union City, Indiana facility, marketed under the Workhorse® brand. Workhorse last mile delivery trucks are assembled in the Union City assembly facility.
From our development modeling and the existing performance of our electric vehicles on American roads, we estimate that our C-Series delivery trucks will save over $170,000 in fuel and maintenance savings over the 20-year life of the vehicle. We expect that fleet buyers will be able to achieve a three-year or better return-of-investment (without government incentives), which we believe justifies the higher acquisition cost of our vehicles.
Our goal is to continue to increase sales and production, while executing on our cost-down strategy to a point that will enable us to achieve gross margin profitability of the last mile delivery truck platform. As a key strategy, we have developed the Workhorse C-Series platform, which has been accelerated from our previous development efforts.
The Workhorse C-Series electric delivery truck platform will be available in multiple size configurations, 450, 650 and 1,000 cubic feet. This ultra-low floor platform incorporates state-of-the-art safety features, economy and performance. We expect these vehicles offer fleet operators the most favorable total cost-of-ownership of any comparable vehicle available today. We believe we are the first American OEM to market a U.S. built electric delivery truck, and early indications of fleet interest are significant. We expect the C-Series trucks will be supported by our Ryder Systems partnership. Using C-Series light duty prototypes, we delivered over 100,000 packages in San Francisco and Ohio during our testing. During the testing period we achieved 50 MPGe and successfully demonstrated the role the vehicle can have in last mile delivery.
Our HorseFly™ delivery drone is a custom designed, purpose-built drone that is fully integrated in our electric trucks. HorseFly is designed with a maximum gross weight of 30 lbs., a 10 lb. payload and a maximum air speed of 50 mph. It is designed and built to be rugged and consisting of redundant systems to further meet the FAA’s required rules and regulations. As part of the divestiture of SureFly, the Company formed a 50/50 joint venture to which we contributed our HorseFly technology.
SureFly
On November 27, 2019, the Company completed the sale of SureFly for $4.0 million.
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
The Company agreed to pay $7.0 million for the purchase of the Acquired Assets, $1.0 million of which was paid from the Escrow Account in January 2020 after satisfaction of certain conditions, and the remaining $6.0 million which (the “Second Payment”) is payable in cash within 45 days if certain additional conditions are attained. The Purchase Agreement provides that the Company shall make additional payments to Seller in the event the Second Payment is not made within 45 days of when such payment is due. In the event the Second Payment is not made to Seller within 105 days after such payment is due, Seller may, at its option, require that the Escrow Agent release to Seller Escrow Shares with a value (based on the then-current market price of the shares) equal to $6,000,000 in satisfaction of the Second Payment.

LMC

On November 7, 2019, the Company entered into a transaction with LMC pursuant to which the Company agreed to grant LMC a perpetual and worldwide license to certain intellectual property relating to the Company’s W-15 electric pickup truck platform and its related technology (the “Licensed Intellectual Property”) in exchange for royalties, equity interests in LMC, and other consideration (the “LMC Transaction”). LMC was founded by Stephen S. Burns, a current stockholder and former Chief Executive Officer and Director of the Company.

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

LMC will endeavor to, among other things, raise sufficient third-party capital for the acquisition, retrofitting, and restart of the Lordstown Assembly Complex, and the ongoing operating costs, of which are expected to be significant (the “Capital Raise”). The Agreements provide that LMC would manufacture electric pickup trucks or similar vehicles under 10,001 gross vehicle weight (“GVW”) using the Licensed Intellectual Property (the “Vehicles”).

Under the Agreements, LMC has exclusive rights to the Licensed Intellectual Property from the date of the License Agreement until the earliest of: (i) June 30, 2020, if the Capital Raise has not occurred; (ii) the second anniversary of the LMC Transaction, if LMC has not started regularly manufacturing Vehicles; (iii) the third anniversary of the LMC Transaction; and (iv) the date that any third-party automotive manufacturer acquires more than ten percent of LMC’s outstanding common stock. The Licensed Intellectual Property excludes the Company’s intellectual property relating to delivery trucks for last mile delivery or commercial use. LMC will have the right, with limited exceptions, to match the best competing offer as a subcontractor for the Company should need to engage a subcontractor in connection with larger potential production contracts to assemble such vehicles utilizing its existing capabilities and technologies. The limited exceptions include the event in which the Company elects to award a subcontract for the manufacturing or assembly to a strategic partner owning in excess of 19% of the Company.

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

Under the Subscription Agreement, LMC issued ten percent of its common stock to the Company in exchange for the Company’s obligations under the License Agreement. The Subscription Agreement grants the Company anti-dilution rights for two years. The Company is subject to certain restrictions on transferring LMC’s equity for this two-year period. Under the Voting Agreement, the Company has the right to designate one director to LMC’s board of directors, subject to certain limitations.

Results of Operations
Our Consolidated Statements of Operations financial information is as follows:

	Years Ended December 31,
	2019	2018

Net sales	$376,562	763,173

Cost of sales	5,752,700	7,981,413
Warranty expense	92,191	7,972,152
Gross loss	(5,468,329)	(15,190,392)

Operating expenses
Selling, general and administrative	10,199,534	11,485,482
Research and development	8,199,074	7,391,693
Total operating expenses	18,398,608	18,877,175

Other income	15,849,800	—

Loss from operations	(8,017,137)	(34,067,567)

Interest expense, net	29,145,690	2,434,749

Loss before provision for income taxes	(37,162,827)	(36,502,316)
Provision for income taxes	—	—

Net loss	$(37,162,827)	$(36,502,316)
Revenue
Net sales for the years ended December 31, 2019 and 2018 were $0.4 million and $0.8 million, respectively. The decrease in net sales was primarily due to a strategic shift to development of the C-Series, which resulted in a decrease in volume of trucks sold.
Cost of Sales
Cost of sales for the years ended December 31, 2019 and 2018 were $5.8 million and $8.0 million, respectively. The cost of sales decrease was primarily due to a decrease in volume of trucks sold due to strategic shift to development of the C-Series platform. In addition, cost of sales included an inventory reserve of $0.7 million and $2.5 million for the years ended December 31, 2019 and 2018, respectively.
Warranty Expense
Warranty expense for the years ended December 31, 2019 and 2018 was $0.1 million and $8.0 million, respectively. The expense in 2018 relates to issues with certain battery packs in our 2016 and 2017 E-Series trucks. During the fourth quarter of 2018, the battery pack monitoring software indicated that some of the battery packs were not performing at expected levels. In 2019, some vehicles have undergone replacement of battery pack components. The expense includes estimated costs for labor and transportation and excludes any contribution from vendors.

Selling, General and Administrative Expenses
Selling, general and administrative (“SG&A”) expenses for the year ended December 31, 2019 were $10.2 million, a decrease from $11.5 million for the year ended December 31, 2018. The decrease is primarily due to lower spending in areas such as marketing and employee-related costs.
Research and Development Expenses
Research and development (“R&D”) expenses for the year ended December 31, 2019 were $8.2 million, an increase from $7.4 million for the year ended December 31, 2018. The increase in R&D expenses is due to the increase in prototype and product design expenses for our bid for the United States Postal Service and for the C-Series design.
Other Income
Other income is comprised of the following:

	Years Ended December 31,
	2019	2018

Technology licensing income	$12,194,800	$—
Gain on divestiture	3,655,000	—
Total other income	$15,849,800	$—

LMC
On November 7, 2019, the Company entered into a transaction with LMC and granted LMC a perpetual license to certain intellectual property.
Consideration for the License Agreement is as follows:

◦A ten percent ownership interest in the common stock of LMC in exchange for the Company’s obligations under the License Agreement. The LMC common stock received provides the Company with anti-dilution rights for two years. Under the Voting Agreement, the Company has the right to designate one director to LMC’s board of directors, subject to certain limitations.
◦One percent of the aggregate debt and equity commitments funded to LMC upon completion of the Capital Raise (the “Minimum Royalty”). Any amount paid to the Company from the Capital Raise is non refundable.
◦A one percent royalty on the gross sales price of the first 200,000 Vehicles sold, but only to the extent that the aggregate amount of such royalty fees exceeds the amount paid as the Royalty Advance.
◦Upon completion of the Capital Raise, the Company intends to transfer approximately 6,000 existing Vehicles orders to LMC. LMC will pay a four percent commission on the gross sales price of any transferred orders fulfilled by LMC. The success of the Capital Raise is not within the Company’s control, and it therefore cannot provide assurance that it will receive the Royalty Advance or receive the projected underlying royalty from the production of Vehicles.

The consideration for the License Agreement includes a fixed and variable component:

•The fixed component consists of the ten percent ownership interest in LMC and any amounts received under the Minimum Royalty. The fair value of the LMC ownership interest received was $12.2 million and was recorded in Other Income for the year ended December 31, 2019.
•The variable component consists of the four percent commission and the one percent royalty. Variable consideration will be recognized when each vehicle for which a royalty or commission is owed is sold.

SureFly divestiture
On November 27, 2019, the Company completed the sale of SureFly™ for $4.0 million. The gain on divestiture was $3.7 million, net of selling costs of $0.3 million. SureFly was the Company's hybrid electrically powered vertical takeoff and landing aircraft project. The Company had no revenues associated with SureFly in 2019 or 2018. Operating expenses associated with the development of Surefly were $1.4 million and $2.5 million in 2019 and 2018, respectively.

Interest Expense, Net
Interest expense, net is comprised of the following:

	Years Ended December 31,
	2019	2018

Contractual interest expense	$4,673,979	$520,130
Amortization of discount and debt issuance costs	1,922,164	2,348,289
Loss on extinguishment of debt	6,079,000	2,249,800
Change in fair value of warrant liability	15,369,253	(2,683,470)
Change in fair value of Convertible Note	981,728	—
Other	119,566	—
Total interest expense, net	$29,145,690	$2,434,749

Contractual interest expense increased due to higher loan balances year-over-year. The dividends on the mandatory redeemable Series B preferred stock are classified as interest expense. The loss on extinguishment of debt in 2019 includes a $2.4 million write-off of deferred loan fees and a $3.4 million premium payable on the early payoff of the Marathon Loans. The loss on extinguishment of debt in 2018 includes a $2.2 million write-off of deferred loan fees on the payoff of the Arosa Loans. Warrants issued under certain of our loan agreements have been classified as liabilities and are marked-to-market at each balance sheet date until terms of the respective warrant agreements change and no longer meet the criteria to be classified as liabilities. Our 4.5% Convertible Note issued in December 2019 (the "Convertible Note") is accounted for at fair value and changes in fair value are classified in interest expense.
Provision for Income Tax
For the years ended December 31, 2019 and 2018, the Company has net losses and no current tax expense or benefit was recorded. The Company has recorded a full valuation allowance on its deferred tax assets for the years ended December 31, 2019 and 2018 and no deferred tax expense has been recorded.
Liquidity and Capital Resources
Cash Requirements
From inception, we have financed our operations primarily through sales of equity securities and issuance of debt. We have utilized this capital for research and development and to fund designing, building and delivering vehicles to customers and for working capital purposes.
As of December 31, 2019, we had approximately $23.9 million in cash and cash equivalents, compared to approximately $1.5 million as of December 31, 2018, an increase of $22.4 million. The increase in cash and cash equivalents was primarily attributable to the issuance of debt and other financings during the year offset by cash used in operations.
We believe our existing capital resources will be sufficient to support our current and projected funding requirements through the second quarter of 2020 after which time additional funding will be required.
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
•our ability to acquire or license other technologies that we may seek to pursue;
•our ability to manage our growth;
•competing technological and market developments;
•the costs and timing of obtaining, enforcing and defending our patent and other intellectual property rights; and
•expenses associated with any unforeseen litigation.
For the years ended December 31, 2019 and 2018, we maintained an investment in a bank money market fund. Cash in excess of immediate requirements is invested with regard to liquidity and capital preservation. Wherever possible, we seek to minimize the potential effects of concentration and degrees of risk. We will continue to monitor the impact of the changes in the conditions of the credit and financial markets to our investment portfolio and assess if future changes in our investment strategy are necessary.
Summary of Cash Flows

	For the Years Ended December 31,
	2019	2018

Net cash used in operating activities	$(36,871,677)	$(21,754,133)
Net cash provided by (used in) investing activities	1,654,502	(18,422)
Net cash provided by financing activities	58,572,841	19,215,828
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
During the years ended December 31, 2019 and 2018, cash used in operating activities was $36.9 million and $21.8 million, respectively. The increase in net cash used in operations in 2019 as compared to 2018 is mainly due to the net loss for the year, payments for prepaid purchases during the year and the reduction of accounts payable and accrued expense balances.
Cash Flows from Investing Activities
During the year ended December 31, 2019 cash provided by investing activities was $1.7 million, while in 2018 it was negligible. The Company received net proceeds from the divestiture of SureFly of $3.7 million and had capital expenditures of $2.0 million for tooling for the production of the C-Series truck.
Cash Flows from Financing Activities
During the years ended December 31, 2019 and 2018, net cash provided by financing activities was $58.6 million and $19.2 million, respectively.
The significant financing activities that occurred in 2019 and 2018 include:
2019
•Issuance of Convertible Note with net proceeds of $39.0 million.
•Issuance of Series B Preferred Stock with net proceeds of $25.0 million.
•Sale of common stock with net proceeds of $5.9 million.
•$5.8 million drawn on the Marathon Tranche Two loan, paid off at the end of 2019.
•$10.0 million for the pay off of the Marathon Tranche One loan.

2018
•$17.8 million net proceeds from long-term debt.
•Sale of common stock with net proceeds of $16.4 million.
•$9.9 million of payments on long-term debt.
•$5.8 million payment on notes payable.
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
Investment in LMC
We have an investment in LMC, which is a private company with no readily determinable fair value. We have elected the measurement alternative for valuing our investment in LMC. Under the measurement alternative, we measure this investment at cost, less any impairment, plus or minus changes resulting from observable price changes in orderly transactions in an identical or similar investment made in LMC.
Warranty liability
We generally offer warranty coverage for our products. We accrue warranty related costs under standard warranty terms and for certain claims outside the contractual obligation period that we choose to pay as accommodations to our customers. As of December 31, 2019 and 2018 the warranty liability was $6.0 million and $7.1 million, respectively.
Provisions for estimated assurance warranties are recorded at the time of sale and are periodically adjusted to reflect actual experience. The amount of warranty liability accrued reflects management’s best estimate of the expected future cost of honoring Company obligations under the warranty plans. Historically, the cost of fulfilling the Company’s warranty obligations has principally involved replacement parts, labor and sometimes travel for any field retrofit campaigns. The Company’s estimates are based on historical experience, the extent of pre-production testing, the number of units involved and the extent of features/components included in product models. Also, each quarter, the Company reviews actual warranty claims experience to determine if there are systemic defects that would require a field campaign.
Although we believe that the estimates and judgments discussed herein are reasonable, actual results could differ and we may be exposed to increases or decreases in our warranty accrual that could be material.
Warrant liability
We account for certain outstanding common stock warrants as liabilities recorded at fair value which are marked-to-market at the end of each reporting period. As of December 31, 2019 and 2018 the warrant liability was $16.3 million and $1.8 million, respectively. The warrant liability is remeasured at each balance sheet date until the warrants are exercised, expire or there is a change in their terms that changes their classification to an equity instrument. Any change in fair value is recognized as an adjustment to current period interest expense. The fair value of the warrants is measured using a Black-Scholes valuation model which includes various inputs, including the market price of our common stock on the balance sheet date and estimated volatility of our common stock. If factors change and different assumptions are used, the warrant liability and the change in estimated fair value could be materially different. Generally, as the market price of our common stock increases, the fair value of the warrant increases, and conversely, as the market price of our common stock decreases, the fair value of the warrant decreases. Also, a significant increase in the volatility of the market price of the Company’s common stock, in isolation, would result in a significantly higher fair value measurement; and a significant decrease in volatility would result in a significantly lower fair value measurement. Changes in the fair value of the warrants are reflected in the Consolidated Statements of Operations as Interest Expense.
Fair Value Option for Convertible Notes
As permitted under ASC 825, Financial Instruments, (“ASC 825”), the Company has elected the fair value option to account for its Convertible Note that was issued during 2019. As of December 31, 2019 the fair value of the Convertible Note was $39.0 million. In accordance with ASC 825, the Company records its Convertible Note at fair value with changes in fair value recorded in the Consolidated Statement of Operations in Interest Expense. The primary reason for electing the fair value option is for simplification and cost-benefit considerations of accounting for the Convertible Note (the hybrid financial instrument) at fair value in its entirety versus bifurcation of the embedded derivatives. The fair value is determined using a binomial lattice valuation model, which is widely used for valuing convertible notes. The significant assumptions used in the model are the credit spread and the volatility of the Company's common stock. If different assumptions are used, the fair value of the convertible notes and the change in estimated fair value could be materially different. Generally, as the credit spread increases, the fair value decreases, and conversely, as the credit spread decreases, the fair value of the convertible notes increases. Also, a significant increase in the volatility of the market price of the Company’s common stock, in isolation, would result in a significantly higher fair value; and a significant decrease in volatility would result in a significantly lower fair value.
Income taxes
The Company has had no taxable income for the last three years and deferred tax assets of $33.4 million at December 31, 2019 are fully reserved. No provision or benefit for federal or state income taxes has been included in the consolidated financial statements.
Research and development costs
Research and development costs are expensed as they are incurred. Research and development expense was $8.2 million and $7.4 million for the years ended December 31, 2019 and 2018, respectively, consisting of consulting, payroll and payroll taxes, engineering, supplies, legal fees, parts and small tools.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. Some of the securities in which we invest may have market risk. This means that a change in prevailing interest rates may cause the fair value amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing interest rate later rises, the market value amount of our investment will decline. To minimize this risk, we maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including money market funds and government and non-government debt securities and the maturities of each of these instruments is less than one year. In 2019, we maintained an investment portfolio primarily in money market funds. Due to the primarily short-term nature and low interest rate yields of these investments, we believe we do not have a material exposure to interest rate risk and market risk arising from our investments. Therefore, no quantitative tabular disclosure is provided.
We have operated primarily in the United States. Accordingly, we have not had any significant exposure to foreign currency rate fluctuations.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Shareholders
Workhorse Group Inc.

Opinion on internal control over financial reporting
We have audited the internal control over financial reporting of Workhorse Group Inc. (a Nevada corporation) and subsidiaries (the “Company”) as of December 31, 2019, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2019, and our report dated March 13, 2020 expressed an unqualified opinion on those financial statements.

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
/s/ GRANT THORNTON LLP
Cincinnati, Ohio
March 13, 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Shareholders
Workhorse Group Inc.

Opinion on the financial statements
We have audited the accompanying consolidated balance sheets of Workhorse Group Inc. (a Nevada corporation) and subsidiaries (the “Company”) as of December 31, 2019 and 2018, the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the two years in the period ended December 31, 2019, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated March 13, 2020 expressed an unqualified opinion.

Going concern
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company incurred a net loss of $37,162,827 during the year ended December 31, 2019, and as of that date, the Company’s current liabilities exceeded its current assets by $15,524,360 and its total liabilities exceeded its total assets by $34,913,110. These conditions, along with other matters as set forth in Note 1, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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
/s/ GRANT THORNTON LLP
We have served as the Company's auditor since 2018.
Cincinnati, Ohio
March 13, 2020

Workhorse Group Inc.
Consolidated Balance Sheets

	December 31,
	2019	2018
Assets
Current assets:
Cash and cash equivalents	$23,868,416	$1,512,750
Restricted cash held in escrow	1,000,000	—
Accounts receivable, less allowance for doubtful accounts of $0 at December 31, 2019 and 2018	7,921	—
Lease receivable, current	33,100	48,271
Inventory, net	1,798,146	2,533,616
Prepaid expenses and deposits	4,812,088	2,274,595
Total current assets	31,519,671	6,369,232

Property, plant and equipment, net	6,830,181	5,237,451
Investment in LMC	12,194,800	—
Lease receivable, long-term	129,177	198,090

Total Assets	$50,673,829	$11,804,773

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$1,678,983	$4,340,463
Accrued liabilities	3,105,184	3,946,386
Warranty liability	6,001,864	7,058,769
Warrant liability	16,335,000	1,822,819
Customer deposits	303,000	406,000
Duke financing obligation	—	1,340,700
Current portion of Convertible Note, at fair value	19,620,000	—
Total current liabilities	47,044,031	18,915,137

Long-term debt	—	8,312,079
Convertible Note, at fair value	19,400,000	—
Mandatory redeemable Series B preferred stock	19,142,908	—

Commitments and contingencies

Stockholders’ deficit:
Series A preferred stock, par value of $0.001 per share 75,000,000 shares authorized, 0 shares issued and outstanding at December 31, 2019 and 2018	—	—
Common stock, par value of $0.001 per share 250,000,000 shares authorized, 67,105,000 shares issued and outstanding at December 31, 2019 and 58,270,934 shares issued and outstanding at December 31, 2018	67,105	58,271
Additional paid-in capital	143,826,315	126,076,782
Accumulated deficit	(178,806,530)	(141,557,496)
Total stockholders' deficit	(34,913,110)	(15,422,443)

Total Liabilities and Stockholders' Deficit	$50,673,829	$11,804,773

See accompanying notes to the consolidated financial statements.

Workhorse Group Inc.
Consolidated Statements of Operations

	For the Years Ended December 31,
	2019	2018

Net sales	$376,562	$763,173

Cost of sales	5,752,700	7,981,413
Warranty expense	92,191	7,972,152
Gross loss	(5,468,329)	(15,190,392)

Operating expenses
Selling, general and administrative	10,199,534	11,485,482
Research and development	8,199,074	7,391,693
Total operating expenses	18,398,608	18,877,175

Other income	15,849,800	—

Loss from operations	(8,017,137)	(34,067,567)

Interest expense, net	29,145,690	2,434,749

Loss before provision for income taxes	(37,162,827)	(36,502,316)
Provision for income taxes	—	—

Net loss	$(37,162,827)	$(36,502,316)

Net loss attributable to common stockholders per share - basic and diluted	$(0.58)	$(0.74)

Weighted average number of common shares outstanding	64,314,756	50,377,909

See accompanying notes to the consolidated financial statements.

Workhorse Group Inc.
Consolidated Statements of Stockholders’ Equity (Deficit)
For the Years Ended December 31, 2019 and 2018

	Common Stock		Series A Preferred Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Number of Shares	Amount	Number of Shares	Amount
Balance as of December 31, 2017	41,529,181	$41,529	—	$—	$107,760,036	$(104,290,001)	$3,511,564
Issuance of common stock	14,614,500	14,614	—	—	16,105,698	—	16,120,312
Stock options and warrants exercised	44,643	45	—	—	90,020	—	90,065
Exchange offer - 2017 Warrants deemed dividend	—	—	—	—	765,179	(765,179)	—
Exchange offer - 2017 Warrants	1,968,736	1,969	—	—	(1,969)	—	—
Conversion of accounts payable	113,874	114	—	—	298,236	—	298,350
Stock-based compensation	—	—	—	—	1,059,582	—	1,059,582
Net loss for the year ended December 31, 2018	—	—	—	—	—	(36,502,316)	(36,502,316)
Balance as of December 31, 2018	58,270,934	58,271	—	—	126,076,782	(141,557,496)	(15,422,443)
Issuance of common stock	7,183,488	7,184	—	—	5,921,051	—	5,928,235
Stock options and warrants exercised, and vesting of restricted shares	630,141	630	—	—	34,676	—	35,306
Reclassification of warrants to equity	—	—	—	—	857,072	—	857,072
Deemed dividend	116,496	116	—	—	86,091	(86,207)	—
Value of warrants issued with Series B Preferred Stock	—	—	—	—	6,709,961	—	6,709,961
Value of warrants issued with Convertible Note	—	—	—	—	430,000	—	430,000
Common stock issued for preferred stock dividends	718,755	719	—	—	1,166,052	—	1,166,771
Conversion of Convertible Note	185,186	185	—	—	564,632	—	564,817
Stock-based compensation	—	—	—	—	1,979,998	—	1,979,998
Net loss for the year ended December 31, 2019	—	—	—	—	—	(37,162,827)	(37,162,827)
Balance as of December 31, 2019	67,105,000	$67,105	—	$—	$143,826,315	$(178,806,530)	$(34,913,110)

See accompanying notes to the consolidated financial statements.

Workhorse Group Inc.
Consolidated Statements of Cash Flows

	For the Years Ended December 31,
	2019	2018

Cash flows from operating activities:
Net loss	$(37,162,827)	$(36,502,316)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation	388,401	348,339
Amortization of discount and debt issuance costs on long-term debt	3,518,356	4,598,089
Amortization of discount on mandatory redeemable Series B preferred stock	852,869	—
Change in fair value of Convertible Note and loss on conversion to common stock	1,064,817	—
Change in fair value of warrant liability	15,369,253	(2,683,470)
Dividends for mandatory redeemable Series B preferred stock paid in common stock	1,166,771	—
Stock-based compensation	1,979,998	1,059,582
Write down of inventory	694,448	2,488,100
Gain on divestiture	(3,655,000)	—
Investment received from license of intellectual property	(12,194,800)	—
Loss on sale of fixed assets	19,367	28,645
Effects of changes in operating assets and liabilities:
Accounts and lease receivable	76,163	1,024,366
Inventory	41,022	(399,774)
Prepaid expenses and deposits	(4,367,928)	(1,328,461)
Accounts payable and accrued liabilities	(3,502,682)	2,399,877
Warranty liability	(1,056,905)	6,916,209
Accounts payable, related parties	—	(54,914)
Customer deposits	(103,000)	351,595

Net cash used in operating activities	(36,871,677)	(21,754,133)

Cash flows from investing activities:
Capital expenditures	(2,005,498)	(23,222)
Net proceeds received on divestiture	3,655,000	—
Proceeds from sale of fixed assets	5,000	4,800

Net cash provided by (used in) investing activities	1,654,502	(18,422)

Cash flows from financing activities:
Proceeds from notes payable	5,854,140	—
Payments on notes payable	(5,854,140)	(5,750,000)
Proceeds from issuance of mandatory redeemable Series B preferred stock	25,000,000	—
Proceeds from issuance of Convertible Note	38,950,000	—
(Repayment) proceeds, Duke financing obligation	(1,340,700)	1,340,700
Proceeds from long-term debt	—	17,800,000
Payments on long-term debt	(10,000,000)	(9,891,378)
Loan issuance costs	—	(792,221)
Proceeds from issuance of common stock	5,928,235	16,418,662
Proceeds from exercise of warrants and options	35,306	90,065

Net cash provided by financing activities	58,572,841	19,215,828

Change in cash, cash equivalents and restricted cash	23,355,666	(2,556,727)

Cash, cash equivalents and restricted cash, beginning of the year	1,512,750	4,069,477
Cash, cash equivalents and restricted cash, end of the year	$24,868,416	$1,512,750

Cash paid for interest was $7,193,613 and $1,128,470 for the years ended December 31, 2019 and 2018, respectively.
The following table provides a reconciliation of cash, cash equivalents and restricted cash to the amounts reported within the consolidated balance sheets:

	December 31
	2019	2018
Cash and cash equivalents	$23,868,416	$1,512,750
Restricted cash held in escrow	1,000,000	—
Total cash, cash equivalents and restricted cash	$24,868,416	$1,512,750

Supplemental disclosure of non-cash activities:
During the year ended December 31, 2019, the Company issued warrants to purchase common stock in connection with the issuance of our Series B Preferred Stock, which were valued at $6,709,961. The Company recorded additional paid-in capital with the offset as a discount on the Series B Preferred Stock.
During the year ended December 31, 2018, the Company issued warrants to purchase common stock in connection with debt financing, which were valued at $965,747. The Company recorded a warrant liability with the offset as a debt discount for the Marathon Loan.
During the year ended December 31, 2018, the Company issued warrants to purchase common stock to Arosa in association with the Arosa Loan, which were valued at $3,540,542. The Company recorded a warrant liability with the offset recorded as a debt discount.
During the year ended December 31, 2018, the Company settled $298,350 of accounts payable by the issuance of common stock.

See accompanying notes to the consolidated financial statements.

Workhorse Group Inc.
Notes to Consolidated Financial Statements
1. SUMMARY OF BUSINESS AND SIGNIFICANT ACCOUNTING PRINCIPLES
Nature of operations
Workhorse Group Inc. (“Workhorse”, the “Company”, “we”, “us” or “our”) is a technology company focused on providing sustainable and cost-effective solutions to the commercial transportation sector. We are an American manufacturer who designs and builds high performance electric vehicles. As part of our solutions, we also develop cloud-based, real-time telematics performance monitoring systems that enable fleet operators to optimize energy and route efficiency. We are currently focused on bringing the C-Series electric delivery truck to market and fulfilling our existing backlog of orders. We are also exploring other opportunities in monetizing our intellectual property which could include a sale, license or other arrangement of assets that are outside of our core focus.
Principles of consolidation
The consolidated financial statements include the financial statements of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.
Basis of presentation
The financial statements have been prepared on a going concern basis, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has limited revenue and a history of negative working capital and stockholders’ deficits. Our existing capital resources will be insufficient to fund our operations through the 2020. Unless and until we are able to generate a sufficient amount of revenue, reduce our costs and/or enter into a strategic relationship, we expect to finance future cash needs through public and/or private offerings of equity securities and/or debt financings. If we are not able to obtain additional financing and/or substantially increase revenue from sales, we will be unable to continue as a going concern. These conditions raise substantial doubt about the ability of the Company to continue as a going concern.
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
The Company has continued to raise capital and debt. Management believes the proceeds from these offerings, future offerings, and the Company’s anticipated revenue, provides an opportunity to continue as a going concern. If additional funding is required, the Company plans to obtain working capital from either debt or equity financing from the sale of common, preferred stock, and/or convertible debentures. Obtaining such working capital is not assured. The Company is currently in a production ramp up mode and placing greater emphasis on manufacturing capability.
Reclassifications
Certain reclassifications were made to the prior year financial statements to conform to the current year presentation. These reclassifications had no effect on previously reported results of operations or stockholders’ equity.
Cash and cash equivalents
Cash includes cash equivalents which are highly liquid investments that are readily convertible to cash. A cash equivalent is a highly liquid investment that at the time of acquisition has a maturity of three months or less.
Financial instruments
The carrying amounts of financial instruments including cash, inventory, accounts payable and the Convertible Note approximate fair value because of the relatively short maturity of these instruments.

Accounts receivable
Accounts receivable consists of collectible amounts for products and services rendered. The Company carries its accounts receivable at invoice amount less an allowance for doubtful accounts. On a periodic basis, the Company evaluates its accounts receivable and establishes an allowance for doubtful accounts based on a history of past write-offs and collections and current credit conditions.
Inventory, net
Inventory is stated at the lower of cost or net realizable value. Manufactured inventories are valued at standard cost, which approximates actual costs on a first-in, first-out basis. We record inventory reserves for excess or obsolete inventories based upon assumptions about our current and future demand forecasts.
Property, plant and equipment, net
Property, plant and equipment, net is stated at cost less accumulated depreciation. Major renewals and improvements are capitalized while replacements, maintenance and repairs, which do not improve or extend the lives of the respective assets, are expensed as incurred. When property, plant and equipment is retired or otherwise disposed of, a gain or loss is realized for the difference between the net book value of the asset and the proceeds realized thereon. Depreciation is calculated using the straight-line method, based upon the following estimated useful lives:

Buildings	15 - 39 years
Software	3 - 6 years
Equipment	5 years
Vehicles and prototypes	3 - 5 years
Impairment of long-lived assets

Long-lived assets, such as property, plant, and equipment are reviewed for potential impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset or asset group to estimated undiscounted future cash flows expected to be generated by the asset or asset group. If the carrying amount of an asset or asset group exceeds its estimated undiscounted future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset or asset group exceeds the fair value of the asset or asset group.
Valuation of investment
We have elected the measurement alternative allowed under generally accepted accounting principles ("GAAP") for our investment in Lordstown Motor Corp. ("LMC"), which does not have a readily determinable fair value. Under the measurement alternative, we measure this investment at cost, less any impairment, plus or minus changes resulting from observable price changes in orderly transactions in an identical or similar investment in LMC.
At each reporting period, we evaluate our investment in LMC to determine if there are any events or circumstances that are likely to have a significant adverse effect on the fair value of the investment. Examples of such impairment indicators include, but are not limited to, a significant deterioration in earnings performance, recent financing rounds at reduced valuations, a significant adverse change in the regulatory, economic or technological environment of an investee or a significant doubt about an investee’s ability to continue as a going concern. If we identify an impairment indicator, we will estimate the fair value of the investment and compare it to its carrying value. Our estimation of fair value considers financial information related to the investee available to us, including valuations based on recent third-party equity investments in the investee. If the fair value of the investment is less than its carrying value, the investment is impaired and we recognize an impairment loss equal to the difference between an investment’s carrying value and its fair value measured under the measurement alternative.
Warranty
We generally offer warranty coverage for our products. We accrue warranty related costs under standard warranty terms and for certain claims outside the contractual obligation period that we choose to pay as accommodations to our customers.

Provisions for estimated assurance warranties are recorded at the time of sale and are periodically adjusted to reflect actual experience. The amount of warranty liability accrued reflects management’s best estimate of the expected future cost of honoring Company obligations under the warranty plans. Historically, the cost of fulfilling the Company’s warranty obligations has principally involved replacement parts, towing and transportation costs, labor and sometimes travel for any field retrofit campaigns. The Company’s estimates are based on historical experience, the extent of pre-production testing, the number of units involved and the extent of features/components included in product models. Also, each quarter, the Company reviews actual warranty claims experience to determine if there are systemic defects that would require a field campaign.
Although we believe that the estimates and judgments discussed herein are reasonable, actual results could differ and we may be exposed to increases or decreases in our warranty accrual that could be material.
Activity for the Company's warranty accrual is as follows:

	December 31,
	2019	2018
Balance at beginning of year	$7,058,769	$142,560
Accrual for warranty	92,191	7,981,413
Warranty costs incurred	(1,149,096)	(1,065,204)
Balance at end of year	$6,001,864	$7,058,769

Fair value option
As permitted under ASC 825, Financial Instruments, (“ASC 825”), the Company has elected the fair value option to account for its Convertible Note that was issued during 2019. In accordance with ASC 825, the Company records its Convertible Note at fair value with changes in fair value recorded in the Consolidated Statement of Operations in Interest Expense. As a result of applying the fair value option, direct costs and fees related to the Convertible Note were recognized in earnings as incurred and were not deferred.
Common stock
On May 3, 2019, the Company filed an amendment to its Articles of Incorporation to increase the authorized number of shares of common stock from 100,000,000 to 250,000,000.
Income taxes
We file a consolidated U.S. federal income tax return and separate state and local income tax returns. We account for income taxes under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and tax benefit carryforwards. Deferred tax assets and liabilities at the end of each period are determined using enacted tax rates. A valuation allowance is established or maintained when, based on currently available information, it is more likely than not that all or a portion of a deferred tax asset will not be realized.
We recognize the tax benefit from an uncertain tax position claimed or expected to be claimed on a tax return only if it is more likely than not that the tax position will be sustained on examination by taxing authorities, based on the technical merits of the position. The tax benefits recognized in the Consolidated Financial Statements from such a position are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement.
Research and development costs
The Company expenses research and development costs as they are incurred. Research and development costs consist primarily of personnel costs for engineering and research, prototyping costs, and contract and professional services.
Basic and diluted loss per share
Basic loss per share is computed by dividing net loss available to common stockholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted earnings per share are calculated using the treasury stock method, on the basis of the weighted average number of shares outstanding plus the dilutive effect, if any, of stock options, unvested restricted stock and warrants. The if converted method is used for determining the impact of the Convertible Note. For all periods presented, due to the Company’s net losses, all of the common stock equivalents were anti-dilutive and excluded from the calculation of diluted loss per share.

The following table shows the computation of basic and diluted earnings per share:

	Years Ended December 31,
	2019	2018
Net loss	$(37,162,827)	$(36,502,316)
Deemed dividends	86,207	765,179
Net loss attributable to common stockholders	$(37,249,034)	$(37,267,495)

Basic weighted average shares outstanding	64,314,756	50,377,909
Dilutive effect of options and warrants	—	—
Dilutive effect of Convertible Note	—	—
Diluted weighted average shares outstanding	64,314,756	50,377,909

Anti-dilutive options and warrants excluded from diluted average shares outstanding	36,021,502	21,686,465

Excluded from the above table are the shares on the conversion of the Convertible Note, which are convertible into 13,278,689 shares of common stock at December 31, 2019.
Stock-based compensation
The Company recognizes in its Consolidated Statements of Operations the grant-date fair value of share based awards issued to employees and non-employees over the awards' vesting period which equals the service period. Forfeitures are recognized as they occur.
The fair value of restricted stock awards is the price of our common stock on the date of the award.
The fair value for stock options is estimated on the grant date using a Black-Scholes valuation model that uses the assumptions of expected volatility, expected term, and the expected risk-free rate of return. The expected volatility was estimated by management as 50% based on results from other public companies in our industry. The expected term of the awards granted was assumed to be the contract life of the option as determined in the specific arrangement. The risk-free rate of return was based on market yields in effect on the date of each grant for United States Treasury debt securities with a maturity equal to the expected term of the award.
Use of estimates
The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses for the periods presented. Significant estimates and assumptions are used for, but are not limited to warranty liability, warrant liability, fair value of the Convertible Note and litigation-related accruals. Actual results could differ from our estimates.

2. INVENTORY, NET
Inventory, net consists of the following:

	December 31,
	2019	2018
Raw materials	$3,741,097	$4,319,637
Work in process	422,176	702,079
Finished goods	—	—
	4,163,273	5,021,716
Less: Inventory reserve	(2,365,127)	(2,488,100)
Total Inventory, net	$1,798,146	$2,533,616
During the years ended December 31, 2019 and 2018, the Company recorded an increase in its inventory reserve of approximately $0.7 million and $2.5 million. In 2019, certain raw materials that were included in the inventory reserve as of December 31, 2018 were disposed of and reduced the reserve. The reserve relates to the Company’s strategic switch from the legacy E-GEN/E-100 platform to our C-Series platform. Certain raw materials and work in process were unique to the E-GEN/E-100 vehicles and cannot be repurposed.
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
As performance obligations are satisfied within one year from a given reporting date we omit disclosures of the transaction price apportioned to remaining performance obligations on open orders.
Disaggregation of Revenue
Our revenues related to the following types of business were as follows:

	Years Ended December 31,
	2019	2018

Automotive	$240,280	$498,000
Other	136,282	265,173
Total revenues	$376,562	$763,173

Automotive – consists of sales of any of our truck platforms. We recognize revenue when control transfers upon shipment to the customer.
Other – consists of our former Delivery Service Protocol program, grant-related research work and non-warranty after-sales vehicle services.
4. PROPERTY, PLANT AND EQUIPMENT, NET
Property, plant and equipment, net consists of the following:

	December 31,
	2019	2018
Land	$700,000	$700,000
Buildings	5,900,000	5,900,000
Leasehold Improvements	—	19,236
Software	28,352	102,367
Equipment	860,104	836,646
Construction in progress	1,925,500	—
Vehicles and prototypes	65,529	86,679
	9,479,485	7,644,928
Less: accumulated depreciation	(2,649,304)	(2,407,477)
Property, plant and equipment, net	$6,830,181	$5,237,451

5. CONVERTIBLE NOTE AND LONG-TERM DEBT
Convertible Note and long-term debt consists of the following:

	December 31,
	2019	2018

Convertible Note, at fair value	$39,020,000	$—

Marathon Tranche I Loan	—	10,000,000
Marathon Credit Agreement unamortized debt discount and issuance costs	—	(1,687,921)
Net Marathon Credit Agreement	—	8,312,079
Total long-term debt	39,020,000	8,312,079
Less current portion	19,620,000	—
Long-term debt, net of current portion	$19,400,000	$8,312,079
Aggregate maturities of the Convertible Note are as follows:

2020	$19,500,000
2021	18,000,000
2022	3,000,000
$40,500,000
The amounts in the aggregate maturities table only include the par value of the Convertible Note to be repaid and does not include the additional 12% premium described below. The 2019 year includes the remaining $4.5 million the Company is required to convert by April 2020 and all of the Redemption Payments (described below).

The current portion of the Convertible Note includes the remaining $4.5 million required to be converted through April 1, 2020, as well as the Redemption Payment (described below) due in 2020.
Amortization expense for debt issuance costs and unamortized discounts was $1,922,164 and $2,348,289 for the years ended December 31, 2019 and 2018, respectively.
Convertible Note
On December 9, 2019, the Company issued a $41.0 million par value Convertible Note (the "Convertible Note") due November 2022, with a stated interest rate of 4.50% per annum. The Company has elected to account for the Convertible Note using the fair value option allowed under GAAP. The fair value of the Convertible Note was $38.5 million on December 9, 2019. The Convertible Note was issued at 95% of par. Interest is payable quarterly beginning February 1, 2020. The Convertible Note is initially convertible at a rate of $3.05 per share subject to change for anti-dilution adjustments or certain corporate events.
The Company is required to convert a minimum of $5.0 million of the Convertible Note for the period by April 1, 2020. During the year ended December 31, 2019, $0.5 million par value of the Convertible Note was converted into 185,186 shares of common stock resulting in a gain of $83,089, which is included in Interest Expense. Subsequent to December 31, 2019, an additional $4.5 million par value of the Convertible Note was converted into 1,546,889 shares of common stock.
As of December 31, 2019, the fair value of the Convertible Note was $39.0 million and the contractual principal balance was $40.5 million. In electing the fair value option, the Company recognizes changes in fair value related to changes in credit risk, if any, in Other Comprehensive Income and the remaining change in fair value in Interest Expense. For the year ended December 31, 2019, the fair value of the Convertible Note increased $1.0 million which is included in Interest Expense. No portion of the change in fair value was related to changes in credit risk for the period.
Any principal repayment of the Convertible Note is at 112% of the par value. Beginning March 1, 2020 the holder of the Convertible Note may require the Company to redeem up to $1.5 million par value ("Redemption Payment") of the Convertible Note monthly. Subject to certain limitations, the Company at its discretion can pay some or all of Redemption Payment in cash or shares of common stock.
The Convertible Note is a senior secured obligation of the Company secured by substantially all assets of the Company and rank senior to all unsecured debt of the Company. The Convertible Note contains certain covenants, including that we maintain at all times liquidity calculated as unrestricted, unencumbered cash and cash equivalents in a minimum amount of $8.0 million.
The primary reason for electing the fair value option is for simplification and cost-benefit considerations of accounting for the Convertible Note (the hybrid financial instrument) at fair value in its entirety versus bifurcation of the embedded derivatives. The significant inputs to the valuation of the Convertible Note at fair value are Level 3 inputs since they are not observable directly. The fair value was determined using a binomial lattice valuation model, which is widely used for valuing convertible notes. The significant assumptions used in the model are the credit spread and volatility of the Company's common stock.
The Convertible Note was issued with 15,459,016 warrants to purchase common stock of the Company. The exercise price is the greater of the conversion price of the Convertible Note on the day the warrants become exercisable or the weighted average 30 day price of our common stock. The initial exercise price was $3.05 per share. The warrants are only exercisable at the option of the Company following the full or partial redemption of the Convertible Note. The Convertible Note and the warrants were determined to be freestanding instruments and were accounted for separately. The warrants are classified as equity instruments and the fair value has been estimated to be $0.4 million on December 9, 2019 and recorded as an increase to Additional Paid-In Capital.
Marathon Credit Agreement
On December 31, 2018, the Company entered into a Credit Agreement (the “Credit Agreement”), with Marathon Asset Management, LP, on behalf of certain entities it manages (collectively, the “Lenders”). The Credit Agreement provided the Company with $10 million of term loans (the “Tranche One Loans”) and $25 million of revolving term loans (the Tranche Two Loans together with the Tranche One Loans, the “Loans”).
The Loans bore interest at a rate per annum equal to LIBOR plus 7.625%. The interest rate at December 31, 2018, was 10.4% per annum.

In conjunction with entering into the Credit Agreement, the Company issued a Common Stock Purchase Warrant to purchase 8,053,390 shares of common stock at an exercise price of $1.25 per share (the “Initial Warrants”). Until December 31, 2020 even after the payoff of the Loans, the Company is required to issue additional Common Stock Purchase Warrants (the “Additional Warrants”) to the Lenders equal to 10%, in the aggregate, of any additional issuance. The initial exercise price is 110% of the issuance price of the applicable issuance.
The Marathon Credit Agreement and Initial Warrants were determined to be freestanding instruments and were accounted for separately. The Initial Warrants do not qualify for equity classification and have been classified as liability instruments. The value of the Initial Warrants on the date of the Credit Agreement was estimated to be $965,747 which was determined using the Black-Scholes valuation model and was recorded as a liability with the offset being recorded as a debt discount. The liability for the Initial Warrants are marked-to-market quarterly in accordance with liability accounting with a corresponding charge to Interest Expense.
The closing costs associated with the Marathon Credit Agreement were allocated based on proportional value to the Tranche One Loan, Tranche Two Loan and the Initial Warrants. Costs of $722,174 allocated to Tranche 1 were recorded as a debt discount; costs of $1,830,435 allocated to Tranche 2 were recorded as a prepaid asset and were amortized over the expected life of the loan; and costs of $69,744 allocated to the Initial Warrants were expensed in the year ended December 31, 2018.
As of December 31, 2019 and 2018, the liability for the Initial Warrants was $16,335,000 and $965,747, respectively. Any additional warrants issued in connection with the Credit Agreement are classified as equity instruments and are not marked-to-market at each balance sheet date as they do not include the features of the Initial Warrants that required liability accounting.
A loss on extinguishment of approximately $6.1 million was recognized on the payoff of the Marathon Loans and is recorded within Interest Expense in the accompanying Consolidated Statements of Operations for the year ended December 31, 2019. The loss on extinguishment includes a $3.4 million premium which was payable on the early payoff of the Marathon Loans.
Arosa Loan Agreement
In 2018, the Company entered into a $7.8 million term loan with a fund managed by Arosa (the “Arosa Loan”). The interest rate for the Arosa Loan was 8% per annum. On December 31, 2018, proceeds from the Marathon Credit Agreement were utilized to repay all outstanding amounts under the Arosa Loan.
In conjunction with the Arosa Loan, the Company issued Arosa a warrant to purchase 5,000,358 shares of common stock of the Company at an exercise price of $2.00 per share exercisable in cash only for a period of five years. While the Arosa Loan remained outstanding, the Company was required to issue additional warrants to purchase common stock equal to 10% of any additional issuance of common stock.
The Arosa Loan and related warrants were considered freestanding instruments and were accounted for separately. The warrants did not qualify for equity accounting and liability treatment was applied. The fair value of the warrants on the date of the Arosa Loan was estimated to be $3,540,542, using the Black-Scholes valuation method and was recorded as a liability with the offset being recorded as a debt discount. Through and including December 31, 2018, the warrants held by Arosa were required to be marked-to-market as the warrants were classified as liabilities. On January 1, 2019, the warrants no longer included anti-dilution protection and no longer met the criteria for liability classification at which time they were reclassified to equity. As a result of the 2019 reclassification event, the $857,072 Arosa warrant liability was reclassified to Additional Paid-In Capital.
On August 14, 2018 the Company issued Arosa a warrant to acquire 1,143,200 shares of common stock at an exercise price of $1.21 following the closing of the Company's August 2018 public offering. On October 1, 2018, the Company issued Arosa a warrant to acquire 108,768 shares of common stock at an exercise price of $1.60 warrants, due to our third quarter At The Market (“ATM”) offerings. On the payoff of the Arosa Loan, the Company issued Arosa a Warrant to purchase 894,821 shares of common stock exercisable at $1.25 per share.
A loss on extinguishment of approximately $2.2 million was recognized on the payoff of the Arosa Loan which is recorded in Interest Expense in the accompanying Consolidated Statement of Operations for the year ended December 31, 2018.

6. DUKE FINANCING OBLIGATION
On November 28, 2018, the Company entered into a Sales Agreement to sell Duke Energy One, Inc. (“Duke”) 615,000 battery cells (the “ Cells”) for $1,340,700. Workhorse continued to use the Cells for the delivery of trucks.
The Duke transaction was accounted for as a financing obligation and a $1,340,700 liability was recorded. The Company exercised an option to purchase the Cells for a price of $2.18 per cell on December 11, 2019 at which time the financing obligation was repaid.
In consideration for consenting to the Company selling the Cells to Duke, which served as collateral for the Arosa Loan Agreement, the Company issued Arosa 2,000,000 shares of common stock and restruck the exercise price of previously issued warrants to $1.25 per share.
7. MANDATORY REDEEMABLE SERIES B PREFERRED STOCK

On June 5, 2019, the Company closed agreements for the sale of 1,250,000 units consisting of one share of Series B Preferred Stock (the “Preferred Stock”), with a stated value of $20.00 per share (the “Stated Value”) and a common stock purchase warrant to purchase 7.41 shares of the common stock (the “Warrants”) for an aggregate purchase price of $25.0 million. The Preferred Stock is not convertible and does not have voting rights.
The Preferred Stock ranks senior to the Company’s common stock with respect to dividend rights and rights upon liquidation, winding-up or dissolution. The Preferred Stock is entitled to annual dividends at a rate equal to 8.0% per annum on the Stated Value. Accrued dividends will be payable quarterly in shares of common stock of the Company based on a fixed share price of $1.62. The Warrants have an exercise price of $1.62 per share and expire seven years from the date of issuance.
In June 2023, the Company is required to redeem all the outstanding shares of the Preferred Stock at the Stated Value, plus accrued and unpaid dividends. At any time prior to such date, the Company may redeem any outstanding shares of Preferred Stock at the Stated Value, plus accrued and unpaid dividends.
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
As the Preferred Stock is mandatorily redeemable, it is classified as a liability on the Consolidated Balance Sheets. All dividends payable on the Preferred Stock are classified as Interest Expense.
The Preferred Stock and Warrants are considered freestanding financial instruments and have been accounted for separately. The Warrants are considered equity instruments and not marked-to-market at each reporting period. On the date of issuance, the value of the Warrants was $6.7 million, which was determined using the Black-Scholes valuation model. The fair value of the Warrants was recorded as an increase to Additional Paid-In Capital and a discount of the Preferred Stock. The discount is being amortized to Interest Expense using the effective interest method through May 2023. Amortization of the discount was $0.9 million for the year ended December 31, 2019.

8. INCOME TAXES
For the years ended December 31, 2019 and 2018, the Company has net losses and no current tax expense was recorded. The Company has recorded a full valuation allowance on its deferred tax assets for the years ended December 31, 2019 and 2018 and no deferred tax expense was recorded.
The components of the provision for income tax is as follows:

Years Ended December 31,
	2019	2018
Current
Federal	$—	$—
State and Local	—	—
Total Current	—	—

Deferred
Federal	—	—
State and Local	—	—
Total Deferred	—	—

Total provision for income taxes	$—	$—

The reconciliation of the statutory federal income tax with the provision for income taxes is as follows:

	Years Ended December 31,
	2019	2018
Federal tax benefit at statutory rates	21.0%	21.0%
State and local taxes	(0.6)%	0.8%
Mark-to-market adjustment on stock warrants	(9.3)%	1.5%
Other permanent differences and credits	(0.8)%	0.0%
Change in valuation allowance	(10.3)%	(23.3)%

Total tax benefit	0.0%	0.0%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. A valuation allowance is provided against deferred tax assets when, based on all available evidence, it is considered more likely than not that some portion or all of the recorded deferred tax assets will not be realized in future periods. The Company cannot be certain that future taxable income will be sufficient to realize its deferred tax assets, and accordingly a full valuation allowance has been provided on its deferred tax assets. The valuation allowance increased by approximately $3.8 million and $8.5 million during the years ended December 31, 2019 and 2018, respectively.

Components of the Company’s deferred tax assets and liabilities are as follows:

	December 31
	2019	2018
Deferred Tax Assets:
Accrued expenses and reserves	$802,526	$850,857
Warranty reserve	1,275,047	1,539,765
Non-qualified stock options	961,919	1,034,261
Property, plant and equipment	202,755	183,917
Disallowed interest expense	—	1,118,212
Other temporary differences	(88,200)	—
Net operating losses	30,213,192	24,818,785
Total Deferred Tax Assets	33,367,239	29,545,797
Valuation Allowance	(33,367,239)	(29,545,797)
Total Deferred Tax Assets, net of valuation allowance	$—	$—

At December 31, 2019, the Company has approximately $90.6 million, of federal net operating loss (“NOL”) carry-forwards which expire through 2037 and approximately $49.7 million of federal NOLs that carry-forward indefinitely. Additionally, at December 31, 2019, the Company has approximately $0.8 million of state and local NOLs carry-forwards which expire through 2038. The NOL carry-forwards may be limited in certain circumstances, including ownership changes.
Under the provisions of the Internal Revenue Code, the net operating loss and tax credit carry-forwards are subject to review and possible adjustment by the Internal Revenue Service and state tax authorities. Certain tax attributes are subject to an annual limitation as a result of certain cumulative changes in ownership interest of significant shareholders which could constitute a change of ownership as defined under Internal Revenue Code Section 382. The Company has not yet analyzed whether it has experienced an ownership change for this purpose to determine if any of the net operating losses to date have a limitation on future deductibility.

Tabular reconciliation of unrecognized tax benefits

	2019	2018
Unrecognized tax benefits - January 1	$1,163,282	$1,163,282
Gross increases - tax positions in prior period	—	—
Gross decreases - tax positions in prior period	—	—
Gross increases - tax positions in current period	—	—
Settlement	—	—
Lapse of statute of limitations	—	—
Unrecognized tax benefits - December 31	$1,163,282	$1,163,282

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of December 31, 2019, and 2018, due to the Company’s continued losses, no amounts of interest and penalties have been recognized in the Company’s consolidated statements of operations. If the unrecognized tax benefits were reversed, a deferred tax asset and corresponding valuation allowance would be recorded, and thus the reversal would have no impact on the effective rate.
The Company files income tax returns in the U.S. federal jurisdiction, various state jurisdictions and local jurisdictions. Generally, the Company’s 2016 through 2018 tax years remain open and subject to examination by federal, state and local taxing authorities. However, federal, state, and local net operating losses from 2009 through 2018 are subject to review by taxing authorities in the year utilized.

9. FAIR VALUE MEASUREMENTS
Accounting guidance on fair value measurements for certain financial assets and liabilities requires that assets and liabilities carried at fair value be classified and disclosed in one of the following three categories:

Level 1 — Quoted market prices in active markets for identical assets or liabilities.

Level 2 — Observable market-based inputs or unobservable inputs that are corroborated by market data.

Level 3 — Unobservable inputs reflecting the reporting entity’s own assumptions or external inputs from inactive markets.

A financial asset or liability’s classification within the hierarchy is determined based on the lowest level of input that is significant to the fair value measurement.
The Company's warrant liability was measured at fair value using Level 3 inputs on issuance and at each reporting date. Considerable judgment is required in interpreting market data to develop the estimates of fair value. Accordingly, the Company’s estimates are not necessarily indicative of the amounts that the Company, or holders of the instruments, could realize in a current market exchange. Significant assumptions used in the fair value models include: the estimates of the redemption dates; credit spreads; dividend payments; and the market price and volatility of the Company’s common stock. The use of different assumptions and/or estimation methodologies could have a material effect on the estimated fair values.
The following table sets forth a reconciliation of the warrant liability:

	December 31,
	2019	2018

Warrant liability, beginning of year	$1,822,819	$—
Fair value for new warrants issued	—	4,506,289
Change in fair value for the year	15,369,253	(2,683,470)
Reclassification to additional paid-in capital	(857,072)	—
Warrant liability, end of year	$16,335,000	$1,822,819

The Company's Convertible Note was measured at fair value using Level 3 inputs on issuance and at each reporting date. Considerable judgment is required in interpreting market data to develop the estimates of fair value. Accordingly, the Company’s estimates are not necessarily indicative of the amounts that the Company, or holders of the instruments, could realize in a current market exchange. Significant assumptions used in the fair value model includes: the estimates of the redemption dates; credit spreads; and the market price and volatility of the Company’s common stock. The use of different assumptions and/or estimation methodologies could have a material effect on the estimated fair values.
The following table sets forth a reconciliation of the Convertible Note:

	December 31,
	2019	2018

Convertible Note, beginning of year	$—	$—
Fair value of Convertible Note on issuance	38,520,000	—
Conversion of Convertible Note into common stock	(481,728)	—
Change in fair value for the year	981,728	—
Convertible Note, end of year	$39,020,000	$—

10. STOCK-BASED COMPENSATION
The Company maintains, as approved by the board of directors, the 2019 Stock Incentive Plan (the “Plan”) providing for the issuance of stock-based awards to employees, officers, directors or consultants of the Company. Non-qualified stock options may only be granted with an exercise price equal to the market value of the Company’s common stock on the grant date. Awards under the plans may be either vested or unvested options, or unvested restricted stock. The Plan has authorized 8,000,000 shares for issuance of stock-based awards. As of December 31, 2019, there were 8,029,778 shares available for issuance of future stock awards, which includes shares available under the 2019 and 2017 Incentive plans.
Stock-based compensation expense
The following table summarizes stock-based compensation expense:

	Years Ended December 31,
	2019	2018

Stock options	$1,542,644	$1,059,582
Restricted stock	437,354	—
Total stock-based compensation expense	$1,979,998	$1,059,582

In November 2019, the vesting for 1,000,000 stock options issued to an officer of the Company were accelerated, resulting in the remaining unvested compensation of $460,000 being recognized in the year ended December 31, 2019.

Stock options
The following table summarizes stock option activity:

	Number of Options	Weighted Average Exercise Price per Option	Weighted Average Grant Date Fair Value per Option	Weighted Average Remaining Contractual Life (Years)
Balance December 31, 2017	3,851,371	$3.11
Granted	340,000	1.18	0.54
Exercised	(52,500)	1.24
Forfeited	—	—
Expired	(271,250)	3.22
Balance December 31, 2018	3,867,621	4.05
Granted	2,450,000	0.96	0.51
Exercised	(736,552)	0.72
Forfeited	(907,500)	4.49
Expired	(948,569)	5.01
Balance December 31, 2019	3,725,000	$2.32

Number of options exercisable at December 31, 2019	3,069,000	$2.35		5.4

As of December 31, 2019, unrecognized compensation expense was $0.5 million for unvested options which is expected to be recognized over the next 2.0 years.

Restricted stock
The following table summarizes restricted stock activity:

	Number of Unvested Shares	Weighted Average Grant Date Fair Value per Share
Balance December 31, 2018	—	$—
Granted	1,805,222	2.57
Vested	(36,496)	2.74
Forfeited	—	—
Balance December 31, 2019	1,768,726	$2.57

As of December 31, 2019, unrecognized compensation expense was $4.2 million for unvested restricted stock awards which is expected to be recognized over the next 2.3 years.
11. RECENT PRONOUNCEMENTS
Accounting Guidance Adopted in 2019
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which requires a lessee to recognize in the Consolidated Balance Sheet a liability to make lease payments (“the lease liability”) and a right-of-use asset representing its right to use the underlying asset for the lease term, initially measured at the present value of the lease payments. A lessee shall classify a lease as a finance lease or an operating lease.
Amortization of the right-of-use asset shall be on a straight-line basis, unless another basis is more representative of the pattern in which the lessee expects to consume the right-of-use asset’s future economic benefits. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. If a lessee makes this election, it should recognize lease expense for such leases on a straight-line basis over the lease term. The amendments in this update were applied using the current period adjustment method on January 1, 2019. The adoption of this standard did not have a material impact on the Consolidated Financial Statements.
Accounting Guidance Not Yet Adopted
In June 2016, the FASB issued an accounting standard update that revises the methodology for measuring credit losses on financial instruments and the timing of when such losses are recorded. The guidance is effective for the Company on January 1, 2023, including interim periods and should be applied on a modified retrospective basis. The Company expects that the adoption of this guidance will not have a material impact on the Company's financial condition and operations.
12. STOCKHOLDERS' EQUITY
2018 Stock Offerings
In 2017, the Company entered into an at the market issuance sales agreement (the “Cowen Agreement”) with Cowen and Company, LLC under which the Company sold shares of its Common Stock having an aggregate offering price of up to $25.0 million. For the year ended December 31, 2018, the Company issued 1,794,621 shares for proceeds of $3.7 million under the Cowen Agreement.
On April 26, 2018, the Company closed subscription agreements with accredited investors who purchased 531,066 shares of the Company’s common stock for a price of $1.4 million or $2.72 per share. Stephen Burns, Benjamin Samuels, Gerald Budde and Julio Rodriguez, executive officers and/or directors of the Company at the time of the offering, participated in this offering.
On June 4, 2018, the Company and holders of Warrants to Purchase Common Stock issued on September 18, 2017 (the “Warrants”) entered into exchange agreements, pursuant to which the Company issued 1,968,736 shares of common stock in exchange for the Warrants. In the second quarter of 2018, the “Down Round” feature of the Warrants was triggered causing the strike price to decrease from $3.80 per share to $2.62 per share. As a result, the Company recorded a $765,179 deemed dividend which represents the value transferred to the Warrant holders from the Down Round feature. The deemed dividend was recorded as a reduction of Retained Earnings and increase in Additional Paid-in-Capital and increased net loss to common stockholders by the same amount.
In August 2018, the Company entered into an Underwriting Agreement with National Securities Corporation for the public offering of 10,288,800 shares of Common Stock at a price per share of $1.15 for net proceeds of $10.9 million.
2019 Stock Offerings
In February 2019, the Company sold 1,616,683 shares of common stock to investors (the “February 2019 Investors”) for net proceeds of $1.5 million. Through July 2019, if the Company issued shares of its common stock for a lower price per share than the price paid by the February 2019 Investors (a “Down Round”), the Company was required to issue additional shares of common stock (for no additional consideration) resulting in the effective purchase price per share being equal to the purchase price per share paid in the Down Round. On May 1, 2019 the Down Round provision of the agreement was triggered and an additional 116,496 shares of common stock were issued to the February 2019 Investors which was accounted for as a $86,207 deemed dividend. The deemed dividend was recorded as a reduction of Retained Earnings and increase in Additional Paid-in-Capital and increased the net loss to common stockholders by the same amount.
Benjamin Samuels and Gerald Budde, directors of the Company, acquired 841,928 and 26,310 shares of common stock, respectively, as part of the February 2019 offering at a price per share of $0.95, which was above the closing price the date prior to close. They did not receive the Down Round protection.
On May 1, 2019, the Company closed a registered public offering for the sale of 3,957,432 shares of common stock for a purchase price of $0.74 per share for net proceeds of approximately $2.9 million.
In 2019 the Company sold 1,609,373 shares of common stock under the Cowen Agreement for net proceeds of approximately $1.5 million. The Cowen Agreement was canceled in the first quarter of 2019.
Warrants
In connection with the issuance of debt, common stock and preferred stock, the Company has issued warrants to purchase shares of the Company's common stock. The following table summarizes warrant activity:

	Number of Warrants	Weighted Average Exercise Price per Warrant

Balance December 31, 2017	2,618,307	$5.28
Granted, Arosa Loan Agreement	7,147,147
Granted, Marathon Credit Agreement	8,053,390
Exercised	—
Balance December 31, 2018	17,818,844	1.84
Granted, Series B Preferred Stock	9,262,500
Granted, Marathon Credit Agreement	3,379,466
Granted, Other	66,966
Exercised	—
Balance December 31, 2019	30,527,776	$1.82

The above table excludes 15,459,016 warrants issued with the Convertible Note. The warrants are only exercisable at the option of the Company following the full or partial redemption of the Convertible Note.

13. RELATED PARTIES
The Company obtains its property and casualty insurance through Assured Partners NL, LLC ("Assured"), which one of our directors, Gerald Budde, is Eastern Region Chief Financial Officer of AssuredPartners, Inc. The placement of insurance was completed by an agent outside of the Eastern Region and Mr. Budde did not participate in any decisions about insurance, nor was he paid any portion of the brokerage fee. Assured earned brokerage fees of approximately $86,000 and $79,000 for the years ended December 31, 2019 and 2018, respectively.
On June 7, 2018, the Company received a $550,000 unsecured short-term loan from Stephen S. Burns, H. Benjamin Samuels, Gerald Budde and Ray Chess, each an executive officer and/or director of the Company (collectively, the “Related Parties”) at the time of the loan. The loan was paid off in August 2019. Interest accrued on the Related Parties notes at the rate of 12.0% per annum.
14. SUBSEQUENT EVENTS
The Company has evaluated subsequent events for potential recognition and disclosures through the date the Consolidated Financial Statements were filed.

15.  OTHER INCOME
The following summarizes other income:

	For the Years Ended December 31,
	2019	2018

Technology licensing income	$12,194,800	$—
Gain on divestiture	3,655,000	—
Total other income	$15,849,800	$—

LMC License Transaction

On November 7, 2019, the Company entered into a transaction with LMC pursuant to which the Company granted LMC a perpetual and worldwide license to certain intellectual property relating to the Company’s W-15 electric pickup truck platform and its related technology (the “Licensed Intellectual Property”) for consideration as described below (the "LMC Transaction"). LMC was founded by Stephen S. Burns, a current stockholder and former Chief Executive Officer and Director of the Company.

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

LMC will endeavor to, among other things, raise sufficient third-party capital for the acquisition, retrofitting, and restart of the Lordstown Assembly Complex, and the ongoing operating costs, which amounts are expected to be significant (the “Capital Raise”). The Agreements provide that LMC would manufacture electric pickup trucks or similar vehicles under 10,001 gross vehicle weight using the Licensed Intellectual Property (the “Vehicles”).

LMC has exclusive rights to the Licensed Intellectual Property until the earliest of: (i) June 30, 2020, if the Capital Raise has not occurred; (ii) the second anniversary of the LMC Transaction, if LMC has not started regularly manufacturing Vehicles; (iii) the third anniversary of the LMC Transaction; and (iv) the date that any third-party automotive manufacturer acquires more than ten percent of LMC’s outstanding common stock. The Licensed Intellectual Property excludes the Company’s intellectual property relating to delivery trucks for last mile delivery or commercial use. LMC will have the right, with limited exceptions, to match the best competing offer as a subcontractor for the Company should need to engage a subcontractor in connection with larger potential production contracts to assemble such vehicles utilizing its existing capabilities and technologies. The limited exceptions include the event in which the Company elects to award a subcontract for the manufacturing or assembly to a strategic partner owning in excess of 19% of the Company.

Consideration for the License Agreement is as follows:

•A ten percent ownership interest in the common stock of LMC in exchange for the Company’s obligations under the License Agreement. The LMC common stock received provides the Company with anti-dilution rights for two years. Under the Voting Agreement, the Company has the right to designate one director to LMC’s board of directors, subject to certain limitations.
•One percent of the aggregate debt and equity commitments funded to LMC upon completion of the Capital Raise (the “Minimum Royalty”). Any amount paid to the Company from the Capital Raise is non refundable.
•A one percent royalty on the gross sales price of the first 200,000 Vehicles sold, but only to the extent that the aggregate amount of such royalty fees exceeds the amount paid as the Royalty Advance.
•Upon completion of the Capital Raise, the Company intends to transfer approximately 6,000 existing Vehicles orders to LMC. LMC will pay a four percent commission on the gross sales price of any transferred orders fulfilled by LMC. The success of the Capital Raise is not within the Company’s control, and it therefore cannot provide assurance that it will receive the Royalty Advance or receive the projected underlying royalty from the production of Vehicles.

The consideration for the License Agreement includes a fixed and variable component:

•The fixed component consists of the ten percent ownership interest in LMC and any amounts received under the Minimum Royalty. The fair value of the LMC ownership interest received was $12.2 million and was recorded in Other Income for the year ended December 31, 2019.
•The variable component consists of the four percent commission and the one percent royalty. Variable consideration will be recognized when each vehicle for which a royalty or commission is owned is sold.
Gain on divestiture
On November 27, 2019, the Company completed the sale of SureFly™ for $4.0 million. The gain on divestiture was $3.7 million, net of selling costs of $0.3 million. SureFly was the Company's hybrid electrically powered vertical takeoff and landing aircraft project. The Company had no revenues associated with SureFly in 2019 or 2018. Operating expenses associated with the development of Surefly were $1.4 million and $2.5 million in 2019 and 2018, respectively.

16. OTHER TRANSACTION

On October 31, 2019, the Company and ST Engineering Hackney, Inc. ("Seller") entered into an Asset Purchase Agreement ("Purchase Agreement") to purchase certain assets of Seller ("Acquired Assets") and assume certain liabilities of Seller. Upon execution of the Purchase Agreement, the Company deposited $1.0 million in cash and shares of its common stock having a value of $6.6 million ("Escrow Shares") into an escrow account ("Escrow Account") as collateral. The number of Escrow Shares is subject to adjustment if the value of the Escrow Shares is less than $5.28 million or greater than $7.92 million on certain dates.
The purchase price for the Acquired Assets was $7.0 million, $1.0 million which was payable from the Escrow Account upon satisfaction of certain conditions, and the remaining $6.0 million (the “Second Payment”) is payable in cash within 45 days if additional conditions are met. The Purchase Agreement provides that the Company shall make additional payments to Seller in the event the Second Payment is not made within 45 days of when the payment is due. In the event the Second Payment is not made to Seller within 105 days the payment is due, the Seller may, at its option, require that the Escrow Agent release to Seller Escrow Shares with a value (based on the then-current market price of the shares) equal to $6.0 million in satisfaction of the Second Payment.
The transaction will be accounted for as customer acquisition costs as the primary asset acquired is the right to bid on a customer contract. As each payment is made the Company will determine if there is future benefit associated with the contract and if it is determined that there is, the payment will be capitalized as a customer acquisition cost and expensed over the period of benefit. In January 2020, the transaction closed and the initial payment of $1.0 million was released from the escrow and was expensed in 2020.

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
Our Chief Executive Officer and Chief Financial Officer have concluded that the Consolidated Financial Statements included in this Annual Report on Form 10-K present fairly, in all material respects, the financial position of the Company at December 31, 2019 and 2018 and the consolidated results of operations and cash flows for each of the years presented herein in conformity with United States generally accepted accounting principles.
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
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In connection with management’s assessment of our internal control over financial reporting as required under SOX, we identified the following material weaknesses in our internal control over financial reporting as of December 31, 2018:
•The Company had not established adequate financial reporting monitoring activities to mitigate the risk of accounting errors.
•The lack of a fully implemented enterprise resource planning (“ERP”) system caused over reliance on manual entries.
Because of the material weaknesses noted above, management has concluded that it did not maintain effective internal control over financial reporting as of December 31, 2018, based on Internal Control over Financial Reporting - Guidance for Smaller Public Companies issued by COSO.
In 2019, we have implemented the following changes to our internal controls which have remediated the material weaknesses identified in 2018:

•Added resources to our accounting and finance function.

•Identified significant accounts, disclosures, and assertions present in 2019 having a reasonable possibility of containing a misstatement that would cause the financial statements to be materially misstated. Designed and implemented controls to respond to risk factors relevant to the identified significant accounts, disclosures and assertions.
•Identified gaps in our internal controls over financial reporting and designed and implemented controls to remediate those gaps.
•Hired an international accounting firm to function as our internal audit group.
•Hired a director of Information Technology ("IT") to direct our IT operations, including overseeing information technology general controls ("ITGC's").
•Assessed and strengthened our ITGCs, including removing inappropriate access to our IT systems and improving change management controls.
•Completed implementation of the ERP module covering our purchase orders.
After implementing the changes in internal control and remediation efforts described above, the Company has concluded that internal controls were effective as of December 31, 2019.
The independent registered public accounting firm that audited the consolidated financial statements included in this Annual Report has issued an attestation report on the Company’s internal control over financial reporting which appears herein.
(c) Changes in Internal Control over Financial Reporting
Except as noted above, there were no changes in our internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the year ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
None

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The officers and directors of the Company are as follows:

Name	Age	Position
Raymond J. Chess	62	Director, Chairman
Harry DeMott	53	Director
H. Benjamin Samuels	52	Director
Gerald B. Budde	58	Director
Michael L. Clark	48	Director
Duane A. Hughes	56	President and Chief Executive Officer
Robert Willison	58	Chief Operating Officer
Steve Schrader	57	Chief Financial Officer
Stephen Fleming	47	General Counsel and Vice President
Anthony Furey	47	Vice President of Finance
Gregory Ackerson	43	Controller

Officers are elected annually by the Board of Directors (subject to the terms of any employment agreement) to hold such office until an officer’s successor has been duly appointed and qualified, unless an officer dies, resigns or is removed by the Board.
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
Background of Directors and Executive Officers
Raymond J. Chess, Director, Chairman
Raymond Chess has 40+ years in the automotive industry. Mr. Chess joined General Motors in 1980, and during his 37 years with the company, he held ever increasing roles and responsibilities in both manufacturing and product development. While in manufacturing, Mr. Chess held key positions in both plant floor operations and manufacturing engineering such as Chief Manufacturing Engineer and Executive Director of Stamping and Assembly. While in product development, Ray was a Vehicle Line Executive, where he lead global cross functional responsibilities for GM’s commercial truck line from 2001 to 2009 and GM’s cross over segment from 2009 through 2012. Upon retirement from General Motors, he formed his own engineering consulting company. In 2014, Ray was elected onto the Board of Directors of Rush Enterprises. Ray also sits on the advisory board of Productive Research LLC. He started working with Workhorse in 2014 on their advisory board, was then elected to their Board of Directors and subsequently became the Chairman.
H. Benjamin Samuels, Director
Mr. Samuels served as CEO of Victory Packaging from May 2007 through 2015, during which time he led an executive team managing more than 1,700 employees. In 2015, Mr. Samuels was appointed as Co-President after Victory Packaging was acquired by KapStone Paper and Packaging Corporation. From 1995 through 2007, Mr. Samuels served in multiple roles, including as Vice Chairman and leader of Victory Packaging’s national accounts group, real estate, finance and legal departments, achieving a period of unprecedented growth in sales and revenues. Mr. Samuels is an active member in the community, where he served as the Chairman of the Houston Food Bank and as a director of the Samuels Family Foundation. Samuels serves on the boards of and holds leadership positions with Teach For America, Children at Risk, Brighter Bites, Move For Hunger, American Jewish Committee, Leo Baeck Education Center Foundation, and Jewish Federation of Greater Houston.

Mr. Samuels received a Bachelor’s Degree in American studies and economics from Amherst College in Massachusetts as well as an MBA from the Harvard Graduate School of Business Administration.
Gerald B. Budde, Director
Mr. Budde is currently the Eastern Regions Chief Financial Officer of AssuredPartners, Inc. Mr. Budde started his career in public accounting with EY after graduating with a Bachelor of Science degree in Accounting from the University of Dayton. After almost eleven years with EY as a licensed CPA, Mr. Budde was hired in April 1994 by Cincinnati Milacron Inc. Mr. Budde was appointed as Machine Tool Group Controller in January 1995, became the Vice President of Finance for Cincinnati Machine, a successor company, in October 1998, and was subsequently appointed as Vice President of Finance and Administration for UNOVA Manufacturing Technologies in 2002. Mr. Budde left UNOVA in 2003 to become the Chief Financial Officer at Neace Lukens, who was acquired by AssuredPartners in 2011. Prior to his current role, Mr. Budde was the Chief Financial Officer of AssuredPartners NL, LLC overseeing multiple AssuredPartners entities.  Mr. Budde was previously a member of the Board of Trustees and remains as an active member of the Finance Committee for Mount Notre Dame high school and is also a member of the Finance Commission for St Margaret of York parish and school. Mr. Budde’s business, management, and accounting knowledge and experience led to the conclusion he should serve on the Board of Directors, given the Company’s business and structure.
Harry DeMott, Director
Mr. DeMott, has more than 25 years of experience in the investment community, having worked as an analyst and portfolio manager at leading brokerage firms and investment management firms. He has also served on the boards of several companies. He is a long-time operator and investor in the media, sports and entertainment industries. He is the co-founder of Raptor Ventures I LP, where he has been a General Partner since February 2011. In addition, Mr. DeMott is a member of the Board of Directors of Proper (where he also serves as executive Chairman), Hi.Fi, SecurityPoint Media, Australis and Ticket Evolution.
He also serves as founder and managing partner for Hamerle Investments, a family investment company. Prior to co-founding Raptor Ventures, Mr. DeMott served on the Board of Directors of Pandora Media, Inc. from 2006 through 2011. Earlier, he served as senior analyst at Knighthead Capital Management, analyst at King Street Capital Management, portfolio manager at Bourgeon Capital Management and managing member and founder at Gothic Capital Management. During this 16-year period, Mr. DeMott focused on finding, fostering and investing in disruptive technology companies. He previously spent nine years at First Boston (now Credit Suisse), where he was a director in the equity research division specializing in radio, television, outdoor advertising and cell towers. He earned a Bachelor of Arts in economics from Princeton University in 1988 and a MBA in finance from New York University in 1991.
Michael L. Clark, Director
Mr. Clark is a Chartered Financial Analyst (CFA) Charterholder with close to twenty years of investing and capital markets experience. He also serves as a director of privately-held Laws Whiskey House, Denver-based award winning craft distillery. Mr. Clark has also served as a director of Halcón Resources from since September 2016 until October 2019 and as a director of Paragon Offshore Ltd., as Chairman of the Corporate Governance and Compensation Committee and a member of its Audit Committee from July 2017 until its sale to Borr Drilling Limited in March 2018. Mr. Clark was a Retired Partner of SIR Capital Management, LLC from 2014 until his departure in 2016 and from 2008 to 2013 served as a Portfolio Manager and Partner. Prior to that, Mr. Clark valued equities as a Portfolio Manager at Satellite Asset Management, LLC from 2005 to 2007 and as an Equity Research Analyst at SAC Capital Management, LLC from 2003 to 2005 and at Merrill Lynch from 1997 to 2002. Mr. Clark began his career at Deloitte & Touche, LLP, progressing to Senior Auditor. He is a Certified Public Accountant licensed in New York State and also holds the Accredited in Business Valuation (ABV) credential awarded by the American Institute of Certified Public Accountants. The National Association of Corporate Directors (NACD) recognized him as a NACD Governance Fellow in 2017. Mr. Clark graduated cum laude from the University of Pennsylvania with a Bachelor of Arts in Economics and earned a Masters of Business Administration in Finance and Economics with Distinction (top 10%) from New York University’s Stern School of Business. Mr. Clark’s qualifications to serve on the board include his public company board service and his wealth of accounting, valuation and capital markets experience.
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
Robert Willison, Chief Operating Officer
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
Steve Schrader, Chief Financial Officer

Mr. Schrader has over sixteen years of experience in public and private companies in industries such as manufacturing, health care and utilities and is currently serving as our Chief Financial Officer. Prior to his appointment by the Company, from December 2015 to December 2019, Mr. Schrader was Chief Financial Officer of Fuyao Glass America Inc., a subsidiary of a Chinese-owned public company specializing in the manufacture of automobile glass. From October 2006 to May 2015, Mr. Schrader served as the Chief Financial Officer of Oncology Hematology Care (OHC), the largest oncology practice in the Cincinnati metro area. Mr. Schrader started his career working for utilities that are now part of Duke Energy. His last position there was Vice President and Chief Financial Officer of Cinergy’s Regulated Business prior to Duke’s acquisition in 2006. Mr. Schrader holds a B.S. in Finance and Accounting from Ball State and an MBA from Butler University. He also received an Advanced Management Program Certificate from Harvard Business School.

Stephen Fleming, General Counsel and Vice President

Mr. Fleming serves has our corporate general counsel. Prior to joining Workhorse in November 2019, Mr. Fleming served as outside corporate/securities counsel to Workhorse since 2010. Mr. Fleming has served as the Managing Member of Fleming PLLC, a boutique law firm specializing in corporate/securities law, since 2008. Mr. Fleming graduated from Catholic University of America in 1995 with a Bachelor of Arts in Political Science. In 1999, Mr. Fleming received his Juris Doctorate and Master of Science in Finance from the University of Denver.

Anthony Furey, Vice President of Finance

Mr. Furey is a senior-level finance executive with more than 25 years of experience in corporate finance and capital markets and is currently serving as our Vice President of Finance. Prior to that, Mr. Furey was the Director of Business Development for Workhorse and Director of Finance for SureFly a former subsidiary of Workhorse Group. Prior to joining Workhorse, Anthony owned and was president of Fastnet Advisors, LLC, an mergers and acquisition and corporate advisory practice. As President, Anthony led over $300 million in financing and uplisting transactions and was responsible for managing the company’s day-to-day growth and operations. Prior to Fastnet Advisors, LLC, Anthony spent fifteen years on both the buy and sell side in institutional sales and trading, holding Series 7,65 & 63 licenses.

Gregory Ackerson, Controller

Mr. Ackerson has been with the Company since April 2018. Prior to joining the Company, Mr. Ackerson was an Assurance Senior Manager with BDO USA LLP from December 2015 through March 2018, Assistant Vice President Accounting Risk and Policy at Fifth Third Corporation from June 2015 to December 2015 and Senior Manager Technical Accounting for NewPage Corporation from April 2011 through March 2015. Mr. Ackerson has also served as an Inspection Specialist for PCAOB and various progressive audit roles with PwC. Mr. Ackerson received his Master of Science in Accounting and Bachelor of Business Administration and Finance both in 2000.

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

Involvement in Certain Legal Proceedings
To our knowledge, during the last ten years, none of our directors and executive officers has:
•Had a bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time.
•Been convicted in a criminal proceeding or been subject to a pending criminal proceeding, excluding traffic violations and other minor offenses.
•Been subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities.
•Been found by a court of competent jurisdiction (in a civil action), the SEC, or the Commodities Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.
•Been the subject to, or a party to, any sanction or order, not subsequently reverse, suspended or vacated, of any self-regulatory organization, any registered entity, or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.
CORPORATE GOVERNANCE
Governance Policies of the Board of Directors
The Board of Directors has adopted Governance Policies of the Board of Directors to assist the Board in the exercise of its duties and responsibilities and to serve the best interests of the Company and its stockholders. These policies provide a framework for the conduct of the Board’s business.
Committees
Establishment of Board Committees and Adoption of Charters
The Company has a Nominating and Corporate Governance Committee, a Compensation Committee and an Audit Committee (collectively, the “Committees”) and approved and adopted charters to govern each of the Committees.
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

Nominating and Corporate Governance Committee	Compensation Committee	Audit Committee

Raymond J. Chess (Chairman)	Harry DeMott (Chairman)	Gerald B. Budde (Chairman)
Gerald B. Budde	Gerald B. Budde	Raymond J. Chess
Harry DeMott	H. Benjamin Samuels	H. Benjamin Samuels
	Michael L. Clark	Michael L. Clark
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
•developing and maintaining our corporate governance policy guidelines;
•developing and maintaining our codes of conduct and ethics;
•overseeing the interpretation and enforcement of our Code of Conduct and our Code of Ethics for Chief Executive Officer and Senior Financial and Accounting Officers;
•evaluating the performance of our board of directors, its committees, and committee chairmen and our directors; and
•selecting and recommending a slate of director nominees for election at each of our annual meetings of the stockholders and recommending to the board director nominees to fill vacancies or new positions on the board of directors or its committees that may occur from time to time.
During 2019, the Governance Committee met one time. The Governance Committee is governed by a written charter approved by our board of directors. A copy of the Governance Committee’s charter is posted on the Company’s website at www.workhorse.com in the “Investors” section of the website. In identifying potential independent board of directors’ candidates with significant senior-level professional experience, the Governance Committee solicits candidates from the board of directors, senior management and others and may engage a search firm in the process. The Governance Committee reviews and narrows the list of candidates and interviews potential nominees. The final candidate is also introduced and interviewed by the board of directors and the lead director if one has been appointed. In general, in considering whether to recommend any particular candidate for inclusion in our board of directors’ slate of recommended director nominees, the Governance Committee will apply the criteria set forth in our corporate governance guidelines. These criteria include the candidate’s integrity, business acumen, commitment to understanding our business and industry, experience, conflicts of interest and the ability to act in the interests of our stockholders. Further, specific consideration is given to, among other things, diversity of background and experience that a candidate would bring to our board of directors. The Governance Committee does not assign specific weights to particular criteria and no particular criterion is a prerequisite for each prospective nominee. We believe that the backgrounds and qualifications of our directors, considered as a group, should provide a composite mix of experience, knowledge and abilities that will allow our board of directors to fulfill its responsibilities. Stockholders may recommend individuals to the Governance Committee for consideration as potential director candidates by submitting their names, together with appropriate biographical information and background materials to our Governance Committee. Assuming that appropriate biographical and background material has been provided on a timely basis, the Governance Committee will evaluate stockholder recommended candidates by following substantially the same process, and applying substantially the same criteria, as it follows for candidates submitted by others.
Audit Committee.
We have a separately-designated standing Audit Committee established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Our board of directors has determined that the members are all “independent directors” as defined by the rules of The NASDAQ Stock Market, Inc. applicable to members of an audit committee and Rule 10A-3(b)(i) under the Exchange Act. In addition, Mr. Budde is an “audit committee financial expert” as defined in Item 407(d)(5) of Regulation S-K and demonstrates “financial sophistication” as defined by the rules of The NASDAQ Stock Market, Inc. The Audit Committee is appointed by our board of directors to assist our board of directors in monitoring (1) the integrity of our financial statements, (2) our compliance with legal and regulatory requirements, and (3) the independence and performance of our internal and external auditors. The Audit Committee’s principal functions include:
•reviewing our annual audited financial statements with management and our independent auditors, including major issues regarding accounting principles, auditing practices and financial reporting that could significantly affect our financial statements;
•reviewing our quarterly financial statements with management and our independent auditor prior to the filing of our Quarterly Reports on Form 10-Q, including the results of the independent auditors’ reviews of the quarterly financial statements;

•recommending to the board of directors the appointment of, and continued evaluation of the performance of, our independent auditor;
•approving the fees to be paid to our independent auditor for audit services and approving the retention of our independent auditor for non-audit services and all fees for such services;
•reviewing periodic reports from our independent auditor regarding our auditor’s independence, including discussion of such reports with the auditor;
•reviewing the adequacy of our overall control environment, including internal financial controls and disclosure controls and procedures; and
•reviewing with our management and legal counsel legal matters that may have a material impact on our financial statements or our compliance policies and any material reports or inquiries received from regulators or governmental agencies.
During 2019, the audit committee met four times. A copy of the Audit Committee’s charter is posted on the Company’s website at www.workhorse.com in the “Investors” section of the website.
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
Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors and executive officers and persons who own more than 10% of the issued and outstanding shares of our common stock to file reports of initial ownership of common stock and other equity securities and subsequent changes in that ownership with the SEC. Officers, directors and greater than ten percent stockholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. To our knowledge, based solely on a review of the copies of such reports furnished to us and written representations that no other reports were required, during the year ended December 31, 2019 all Section 16(a) filing requirements applicable to our officers, directors and greater than 10% beneficial owners were complied with.

ITEM 11. EXECUTIVE COMPENSATION
COMPENSATION DISCUSSION AND ANALYSIS ("CD&A")

This CD&A is designed to provide our shareholders with an understanding of our compensation philosophy and objectives, as well as the analysis that we performed in setting executive compensation for 2019. It discusses the Compensation Committee’s (referred to as the Committee in this CD&A) determination of how and why, in addition to what, compensation actions were taken during 2019 for our Chief Executive Officer and our two next highest paid executive officers (the "Named Executive Officers" or "NEOs"). As a Smaller Reporting Company much of this disclosure is voluntary but allows us to showcase our adoption of many widely accepted compensation and governance “best practices.”

Overview

Many of our compensation decisions for the last year reflect our continued transition of our executive compensation program. Workhorse's historical compensation philosophy was to provide base salaries with equity based incentives, primarily in the form of stock options. However, in order to continue to attract high quality executives and employees, we recognized that we needed to be more competitive on cash compensation going forward by offering a more structured annual bonus program, and we also shifted to granting restricted stock awards mixed with options as part of our equity incentives to better align with market practices.

Highlights of key changes made as part of our transition include:

Salary increase for our CEO – our CEO received an increase in base salary in recognition of his transition from COO to President & CEO bringing it more in line with competitive pay levels and to more accurately reflect his duties and responsibilities.

Established annual incentive target opportunities – each NEO now has a target bonus opportunity expressed as a percentage of base salary. We see this as a step toward better alignment with peers and market best practices.

A formalized approach to funding annual incentives – the bonus funding for 2019 was formulaically determined based on a mix of financial and individual performance targets. Although we made substantial progress on our operating model in Fiscal 2019, both adjusted EBITDA and year end net debt balance were below threshold for 2019. Individual performance was assessed by the Compensation Committee to be at maximum performance levels resulting in overall annual incentive funding below target opportunity level.

Shifted to include restricted stock awards with time-based vesting – given our historical reliance on stock options, our executives had relatively little in-the-money unvested equity. As a result, the Compensation Committee determined that it was appropriate to use restricted stock awards as a primary vehicle for equity awards for 2019 in order to provide greater retention incentives, create more direct alignment with stockholders, and be more consistent with peers.

Increased allocation of CEO's at-risk / variable compensation - 78% of our CEO's compensation is at-risk or variable in nature. The graph below illustrates the allocation of our CEO's pay under our latest programs and awards.

Our Named Executive Officers

Our Named Executive Officers, along with other select members of the senior management team participate in the compensation plans and programs described in this CD&A. While different in some aspects of their operation, the compensation programs for the broader employee population at Workhorse are driven by consistent principles which seek to compete effectively in our industry with the ability to reward for strong corporate and individual performance.

The list below reflects our Principal Executive Officer and our two other highest paid executive officers in 2019:

Name	Age	Position
Duane A. Hughes	56	President and Chief Executive Officer
Robert Willison	58	Chief Operating Officer
Stephen Fleming	47	General Counsel and Vice President

Workhorse's Executive Compensation Objections & Practices
In order to accomplish our goals and to ensure that the Company's executive compensation program is consistent with its direction and business strategy, the compensation program for our senior executive officers is based on the following objectives:
•to attract, motivate, retain and reward a knowledgeable and driven management team and to encourage them to attain and exceed performance expectations within a calculated risk framework; and
•to reward each executive based on individual and corporate performance and to incentivize such executives to drive the organization's current growth and sustainability objectives.
These objectives serve to assure our long-term success and are built on the following compensation principles:
•compensation is designed to align executives to the critical business issues facing the Company;
•compensation should be fair and reasonable to shareholders and be set with reference to the local market and similar positions in comparable companies;

•an appropriate portion of total compensation should be equity-based, aligning the interest of executives with shareholders; and
•compensation should be transparent to the Board of Directors, executives, and our shareholders.
All elements of compensation are compared to the total compensation packages of a peer group of companies, which includes both competitors and companies representing our industry broadly to reflect the markets in which we compete for business and people.
Compensation Best Practices
We have made significant effort to align our executive compensation programs and practices with stockholder interests, and to incorporate strong governance standards within our compensation program, such as:
†Annual Incentives Based on Performance - in 2019 we designed and implemented an annual incentive award program that is based on Company financial and operational performance and also includes an assessment of individual performance as determined by the Committee.
†Cap on Incentive Award Payouts - incentive award payouts are capped in our new program
†Balanced Mix of Variable & Performance Based Compensation - we provide our executives with a balanced mix of variable and performance based compensation designed to motivate our executives to improve both our financial performance and stock price over the short and long-term.
†Actively Engage with our Shareholders - throughout the year we actively engage with our largest shareholders and consider feedback and input on our programs and practices
†Anti-Hedging & Anti-Pledging Policies - we prohibit our executives and directors from hedging and pledging Company securities.
†"Double Trigger" Change of Control Payments - our change of control program provides for cash payments that are triggered only in a qualifying termination of employment occurs in connection with the change in control.
†Clawback Policy - our annual incentive awards and any future performance based awards are subject to a clawback policy which applies to all of our executive officers and provides for the forfeiture of these awards or the return of any related gain in the event of a restatement of our financial statements.
†No Excise Tax Gross-Ups - we do not provide gross-ups in any executive employment agreement or severance program.
†Engagement of Independent Compensation Consultant - our Committee retains an independent compensation consultant who reports directly to the Committee and does not provide any other services to management or the Company.
What We Don't Do

X No Guaranteed Annual Salary Increases or Bonuses.
X No Special Tax Gross Ups.
X No Repricing or Exchange of Underwater Stock Options.
X No Plans that Encourage Excessive Risk-Taking.
X No Hedging or Pledging of Workhorse Securities.
X No Excessive Perks.
Executive Compensation Recoupment Policy
The Board can recoup all or part of any compensation paid to an executive officer in the event of a material restatement of the company's financial results. The Board will consider:

•whether any executive officer received compensation based on the original consolidated financial statements because it appeared he or she achieved financial performance targets that in fact were not achieved based on the restatement; and
•the accountability of any executive officer whose acts or omissions were responsible, in whole or in part, for the events that led to the restatement and whether such actions or omissions constituted misconduct.
Role of the Compensation Committee in Setting Compensation & Overall Oversight of Our Programs
Our compensation committee consists of Harry DeMott, Gerald Budde, Michael Clark and Benjamin Samuels. Our board of directors has determined that each of the members are an “independent director” as defined by the rules of The NASDAQ Stock Market, Inc. applicable to members of a compensation committee. The Compensation Committee is responsible for establishing the compensation of our senior management, including salaries, bonuses, termination arrangements, and other executive officer benefits as well as director compensation. The Compensation Committee also administers our equity incentive plans. During 2019, the Compensation Committee met six times. The Compensation Committee is governed by a written charter approved by the board of directors. A copy of the Compensation Committee’s charter is posted on the Company’s website at www.workhorse.com in the “Investors” section of the website. The Compensation Committee works with the Chairman of the Board and Chief Executive Officer and reviews and approves compensation decisions regarding senior management including compensation levels and equity incentive awards. The Compensation Committee also approves employment and compensation agreements with our key personnel and directors. The Compensation Committee has the power and authority to conduct or authorize studies, retain independent consultants, accountants or others, and obtain unrestricted access to management, our internal auditors, human resources and accounting employees and all information relevant to its responsibilities.
The responsibilities of the Compensation Committee, as stated in its charter, include the following:
•review and approve the Company’s compensation guidelines and structure;
•review and approve on an annual basis the corporate goals and objectives with respect to compensation for the Chief Executive Officer;
•review and approve on an annual basis the evaluation process and compensation structure for the Company’s other officers, including salary, bonus, incentive and equity compensation; and
•periodically review and make recommendations to the Board of Directors regarding the compensation of non-management directors.
The Compensation Committee is responsible for developing the executive compensation philosophy and reviewing and recommending to the Board of Directors for approval all compensation policies and compensation programs for the executive team.
Role of Management in Setting Compensation
Our CEO is consulted in the Committee’s determination of compensation matters related to the executive officers reporting directly to the CEO. Each year, the CEO makes recommendations to the Committee regarding such components as salary adjustments, target annual incentive opportunities and the value of long-term incentive awards. In making his recommendations, the CEO considers such components as experience level, individual performance, overall contribution to Company performance and market data for similar positions. The Committee takes the CEO’s recommendations under advisement, but the Committee makes all final decisions regarding such individual compensation.
Our CEO’s compensation is reviewed and discussed by the Committee, which then makes recommendations regarding his compensation to the independent members of our board of directors. Our board of directors ultimately makes decisions regarding the CEO’s compensation.
Our CEO attends Committee meetings as necessary. He is excused from any meeting when the Committee deems it advisable to meet in executive session or when the Committee meets to discuss items that would impact the CEO’s compensation. The Committee may also consult other employees, including the remaining Named Executive Officers, when making compensation decisions, but the Committee is under no obligation to involve the Named Executive Officers in its decision-making process.

Role of the Compensation Consultant in Setting Compensation

The Compensation Committee has engaged the services of Compensation Advisory Partners, LLC (“CAP”) as its independent executive compensation consultant. Certain of our Board members have worked with CAP in the past and value the firm’s collective knowledge and capabilities, and its ability to help us develop compensation programs that incentivize our executives and align performance with company strategies and stockholders’ interests.

CAP’s current role is to advise the Committee on matters relating to executive compensation to help guide, develop, and implement our executive compensation programs. CAP reports directly to the Compensation Committee. The Committee regularly reviews the services provided by CAP and believe the firm to be independent in providing executive compensation consulting services to us. A review of CAP’s relationship did not raise any conflicts of interest, consistent with the guidelines provided under the Dodd-Frank Act and by the SEC and the NYSE. In making this determination, the Committee notes that during 2019:

•CAP did not provide any services to the Company or management other than services requested by or with the approval of the Committee, and its services were limited to executive and director compensation consulting;
•The Committee or members of the Committee meet regularly in executive session with CAP outside the presence of management;
•CAP maintains a conflicts policy, which was provided to the Committee with specific policies and procedures designed to ensure independence;
•Fees paid to CAP by Workhorse during 2019 were less than 1% of CAP's total revenue;
•None of the CAP consultants working on matters with us had any business or personal relationship with Committee members (other than in connection with working on matters with us);
•None of the CAP consultants working on matters with us (or any consultants at CAP) had any business or personal relationship with any of our executive officers; and
•None of the CAP consultants working on matters with us owns shares of our common stock.

The Committee continues to monitor the independence of its compensation consultant on a periodic basis.
Compensation Peer Group

We have developed a compensation peer group, which is composed of specific peer companies within our industry. Our peer group was developed with the assistance of CAP and is used to analyze our executive and director compensation levels and overall program design. This compensation peer group is used to determine market levels of the main elements of executive compensation (base salary, annual incentives/bonus, long-term incentives, as well as total direct compensation).

The peer group is also used to gauge industry practices regarding the structure and mechanics of annual and long-term incentive plans, employment agreements, severance and change in control policies and employee benefits. The composition of the peer group is reviewed by the Committee on an annual basis to ensure that we have and maintain an appropriate group of comparator companies.

In May 2019, with the assistance of CAP, the Committee developed and approved the peer group for use as a source of executive compensation and practices data. Criteria for selecting peer companies for compensation benchmarking is based on a number of factors. The peer companies selected should reflect an optimum mix of the criteria listed below in their relative order of importance:

Competitive market:

†Competing Talent—companies with executive talent similar to that valued by us;
†Competitors—companies in the same or similar industry sector; and
†Competing Industry—companies in the same general industry sector having similar talent pools.

Size and demographics:

†Companies that are generally similar in revenue and/or market cap size and whose median revenue for the group approximates our revenue;
†Firms with a competitive posture and comparable area of operations;
†Companies within our corporate headquarters region

The Committee, based on CAP’s analysis and our internal analysis, determined to use the following peer group of 14 companies to evaluate and compare our compensation practices in 2019:

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
In order to accomplish our goals and to ensure that the Company’s executive compensation program is consistent with its direction and business strategy, the compensation program for our senior executive officers is based on the following objectives:
•to attract, motivate, retain and reward a knowledgeable and driven management team and to encourage them to attain and exceed performance expectations within a calculated risk framework; and
•to reward each executive based on individual and corporate performance and to incentivize such executives to drive the organization’s current growth and sustainability objectives.

The following key principles guide the Company’s overall compensation philosophy:
•compensation is designed to align executives to the critical business issues facing the Company;
•compensation should be fair and reasonable to shareholders and be set with reference to the local market and similar positions in comparable companies;
•an appropriate portion of total compensation should be equity-based, aligning the interests of executives with shareholders; and
•compensation should be transparent to the Board of Directors, executives and shareholders.
Compensation Elements and Rationale
There are three basic components to the Company’s executive compensation program: base salary, our new annual incentive program, and long-term incentive equity compensation. The Compensation Committee actively evaluates our executive compensation program design against best market practices as the Company experiences further growth.
Base Salary
Base salary is the foundation of the compensation program and is intended to compensate competitively relative to comparable companies within our industry and the marketplace where we compete for talent. Base salary is a fixed component of the compensation program and is used as the base to determine elements of incentive compensation and benefits.
As shown in the table below Mr. Hughes base salary increased by 36% in 2019 to $475,000. This increase was approved by the Board in connection with and in recognition of Mr. Hughes promotion to President and CEO. Mr. Hughes was also receiving a retainer for his service on the Board. Our Committee determined that it would be more appropriate for Mr. Hughes to no longer receive his Board retainer and that value be captured within his base salary. Mr. Willison and Mr. Fleming were hired in 2019. Their respective salaries were set in consideration of internal and external market considerations.

Executive	2018 Position	2018 Base Salary	2019 Position	2019 Base Salary	% Change
Duane A. Hughes	Chief Operating Officer	$275,000	President and Chief Executive Officer	$475,000	73%
Robert Willison	n/a	n/a	Chief Operating Officer	$300,000	n/a
Stephen Fleming	n/a	n/a	General Counsel and Vice President	$300,000	n/a

Annual Incentive Program (Bonus)

During the 1st quarter of 2019, the Committee established the 2019 annual cash incentive bonus program, pursuant to which our Named Executive Officers were eligible to receive performance-based cash bonuses based on certain quantitative and qualitative performance metrics. For 2019, our Named Executive Officers’ target bonus opportunities were set based on market norms and each executive's role within the Company. Our CEO bonus target is set at 100% of base salary, 75% for our COO, and 50% for our General Counsel. Our Named Executive Officers’ maximum bonus opportunities were 200% for our CEO, 100% of base salary for our COO, and 75% for our General Counsel.

	Bonus Target as Percent of Base	Maximum Bonus as Percent of Base
President & CEO	100%	200%
COO	75%	100%
General Counsel and VP	50%	75%

The financial measures of adjusted EBITDA and Year End Net Debt Balance accounted for a total of 60% of the target bonus opportunity while personal performance goals accounted for the remaining 40% of target bonus opportunity, as detailed below:

Payout opportunities were established according to a threshold, target and maximum performance for each performance metric. For each financial performance metric, threshold performance is equal to 50% of target performance and maximum performance is equal to 200% of target performance. In addition, with respect to each financial performance metric, if threshold level performance is achieved, then a threshold level payout is triggered, and if the maximum performance is achieved then a maximum level payout occurs. The chart below shows our CEO payout curves for each performance metric under the 2019 annual cash incentive bonus program:

After the level of performance is determined by the Compensation Committee, the payout percentage for each individual metric is added together to calculate the total payout percentage for each Named Executive Officer. The final payout percentage is then multiplied by the participant’s target bonus opportunity in order to calculate the total bonus payable to each Named Executive Officer. On January 28, 2020, based on the Company’s achievement relative to the adjusted EBITDA, Year End Net Debt Balance, and each Named Executive Officer’s individual performance, our Compensation Committee approved payouts to be made to our Named Executive Officers under the 2019 annual cash incentive bonus program in the amounts set forth in the “Non-Equity Incentive Plan Compensation” column in the Summary Compensation Table.

2019 Payouts

Performance for both our adjusted EBITDA and Year End Net Debt Balance fell below threshold levels. As a result our executives did not receive a bonus payout related to these two financial measures which accounts for 60% of the target opportunity. For the individual performance component of our program the Compensation Committee determined that our executives performed at a very high level navigating through strained capital availability while developing a lightweight C-

Series and a next generation all-electric delivery vehicle among other accomplishments. The Committee also considered how well the stock performed in 2019 during our CEO's tenure and determined that the individual performance component should pay out at above target for time in the position. Fifty percent of the bonus earned was paid upon approval while the remaining fifty percent will be paid out at the Company's next capital raise.
Long-Term Incentive (Equity)
The Company’s long-term incentive program provides for the granting of stock options and restricted stock to executive officers to both motivate executive performance and retention, as well as to align executive officer performance to shareholder value creation. In awarding long-term incentives, the Company compares the long-term incentive program to that of comparable companies within our industry and evaluates such factors as the value of awards granted to each executive position within the market, the number of shares available under our Stock Incentive Plan, and the number of awarded shares outstanding relative to our total common shares outstanding. The Board of Directors fixes the exercise price of stock options at the time of the grant based on the market price of our stock on the NASDAQ.
Each long-term incentive grant is based on the level of the position held and overall market competitiveness. The Compensation Committee takes into consideration previous grants when it considers new grants of stock options and restricted stock.
2019 NEO Awards
In 2019 we awarded stock options to our CEO and COO. Our CEO, Mr. Hughes received a grant of 1,000,000 stock options with a grant date fair value of $634,300. Mr. Hughes also received a grant of 50,000 stock options with a grant date fair value of $31,715 for his role as a director. Mr. Willison, our COO, received a grant of 400,000 stock options with a grant date fair value of $170,600, which vest ratably over a four year period. We believe that awarding stock options provides a performance based element to our mix of long-term compensation by directly tying the interests of our executives to stock price appreciation. During the negotiation of Mr. Hughes' employment agreement entered into in 2019 it was determined that his February 2019 stock option grant would vest immediately upon execution of the agreement which occurred on November 6, 2019.
Each of our NEOs were awarded time based restricted shares in 2019 in connection with the execution of new employment agreements. We believe that granting full value restricted shares is an important vehicle for retaining long-term executive talent. Restricted stock grants deliver value and ownership to the executive upon vesting which provides strong linkage between our executive's interests and that of our shareholders. Mr. Hughes was awarded a grant of restricted stock with a grant date value of $600,000 while Mr. Willison and Fleming were each awarded $300,000 worth of restricted shares. These grants vest ratably over a 3 year period. Mr. Fleming was also granted a separate award as inducement to accept our offer of employment consisting of additional restricted shares with a grant date value of $1,000,000.
Non-Cash Compensation
The Company provides standard health benefits to its executives, including medical, dental and disability insurance.
The Company’s non-cash compensation is intended to provide a similar level of benefits as those provided by comparable companies within our industry.
Pension Benefits
None.
Non-Qualified Deferred Compensation
None.
Retirement, Resignation or Termination Plans
Each of the Company’s executive employment agreements with Messrs. Hughes, Willison and Fleming contemplates the case of termination due to various provisions whereby the named executive officers will receive severance payments, as described below.
Compensation and Risk

We do not believe that our compensation policies and practices are reasonably likely to have a material adverse effect on us. We have taken steps to ensure our executive compensation program does not incentivize risk outside the Company’s risk appetite. Some of the key ways that we currently manage compensation risk are as follows:
•appointed a Compensation Committee which is composed entirely of independent directors to oversee the executive compensation program;
•the use of deferred equity compensation in the form of stock options to encourage a focus on long-term corporate performance versus short-term results; and
•disclosure of executive compensation to stakeholders;
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
Compensation Committee Interlocks and Insider Participation
No person who served as a member of our Compensation Committee during Fiscal 2019 was a current or former officer or employee of our Company or engaged in certain transactions with our Company required to be disclosed by regulations of the SEC. Additionally, during Fiscal 2019 there were no Compensation Committee “interlocks,” which generally means that no executive officer of our Company served: (a) as a member of the compensation committee (or other board committee performing equivalent functions or, in the absence of any such committee, the entire board of directors) of another entity which had an executive officer serving as a member of our Company’s Compensation Committee; (b) as a director of another entity which had an executive officer serving as a member of our Company’s Compensation Committee; or (c) as a member of the compensation committee (or other board committee performing equivalent functions or, in the absence of any such committee, the entire board of directors) of another entity which had an executive officer serving as a director of our Company.
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
The following summary compensation table sets out details of compensation paid to (a) our principal executive officer; (b) each of our two most highly compensated executive officers who served as executive officers during the fiscal year ended December 31, 2019; and (c) up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the year ended December 31, 2018, except that no disclosure is provided for any named executive officer, other than our principal executive officer, whose total compensation did not exceed $100,000 for the fiscal year ended December 31, 2019:

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)(1)	Option Awards ($)(2)	Non-equity Incentive Plan Compensation	Change in Pension Value and Non Qualified Preferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Duane A. Hughes (3)	2019	$391,058	$50,000	$600,000	$666,015	$132,500			$1,839,573
President and Chief Executive Officer	2018	275,000							275,000
	2017	253,750			796,400				1,050,150

Robert Willison (4)	2019	217,308		300,000	170,600	42,000			729,908
Chief Operating Officer

Stephen Fleming (5)	2019	32,307		1,300,000		45,000		295,000	1,672,307
General Counsel and Vice President

(1)Represents the restricted stock awards granted to Mr. Hughes, Mr. Willison, and Mr. Fleming in November.
(2)Represents the aggregate grant date fair value of the award computed in accordance with FASB ASC Topic 718 to each of our Named Executive Officers. For 2019, these amounts include stock option awards granted to Mr. Hughes in February and to Mr. Willison in May.
(3)Mr. Hughes was appointed President & CEO on February 4, 2019. For his role as a Director he was paid a retainer of $30,000 which is included in the Salary column above. Upon the execution of Mr. Hughes' employment agreement he was entitled to receive a bonus of $25,000 and an additional $25,000 upon the successful closing a financing in excess of $10,000,000. This $50,000 is reflected in the Bonus column of 2019 for Mr. Hughes.
(4)Mr. Willison was appointed as our Chief Operating Officer on February 19, 2019.
(5)Mr. Fleming was appointed our General Counsel and Vice President on November 6, 2019. Mr. Fleming was paid $295,000 in 2019 for outside legal consultation and guidance which is reflected in the All Other Compensation column above.
Employment Agreements
On November 6, 2019, the Company entered into new employment agreements with our executive officers. These new agreements define the position held by each executive officer as well as base salary level and eligibility to participate in the Company's short and long term incentive programs.
Pursuant to the terms of the executive retention agreements in certain circumstances, the Company has agreed to provide specified severance and bonus amounts and to accelerate the vesting on their equity awards upon termination upon a change of control, as the term is defined in the agreements. In the event of a termination upon a change of control or an involuntary termination, our CEO is entitled to receive an amount equal to 24 months of his base salary plus two times the target annual bonus then in effect. Our COO is entitled to receive an amount equal to 18 months of his base salary plus 1.5 times his target bonus amount. Our General Counsel is entitled to receive 16 months of his base salary plus 1.25 times his target bonus amount. Executives are also entitled to receive payment equal to the target bonus then in effect for the executive officer for the year in which such termination occurs, such bonus payment to be pro-rated to reflect the full number of months the executive remained in the Company’s employ. In addition, the vesting on any equity award held by the executive officer will be accelerated in full upon a termination and change of control or an involuntary termination. In the event the executive is terminated for cause, then the vesting of all equity awards shall cease and such equity awards will be terminated. In the event the executive leaves for any reason that is not considered a good reason, then the vesting of equity award shall cease. At the election of the executive officer, the Company will also continue to provide health related employee insurance coverage for nine-twelve months, at the Company’s expense upon termination upon a change of control or an involuntary termination.
If the Executive’s employment with the Company terminates by reason of an Involuntary Termination, then the Executive shall be entitled to receive an amount equal to nine-twelve months of base salary. Our CEO is entitled to receive 12 months of his base salary while our COO and General Counsel are entitled to receive 9 months of their then current base salaries. Executives are also entitled to receive the amount equal to the target Cash Bonus then in effect for the Executive for the year in which such termination occurs prorated to reflect the number of full or partial months the Executive was employed with the Company during such calendar year. Acceleration of vesting on outstanding equity awards in the event of an Involuntary Termination occurs only at the discretion of the Board.
Grants of Plan-Based Awards
The following table provides information regarding grants of share based awards to the Named Executive Officers in 2019.

Name	Grant date	Threshold	Target	Maximum	All Other Stock Awards: Number of Shares of Stock or Units #	All Other Stock Awards: Number of Securities Underlying (#)	Exercise Price of Options Awards ($/sh)	Grant Data Fair Value of Stock and Options Awards $ (1)

Duane A. Hughes	02/4/2019				1,000,000			$634,300
President and Chief Executive Officer	02/4/2019				50,000			31,715
	11/6/2019				239,044			600,000

Rob Willison	5/2/2019				400,000			170,600
Chief Operating Officer	11/06/2019				119,522			300,000

Stephen Fleming	11/6/2019				517,928			1,300,000
General Counsel and Vice President
(1)Represents the aggregate grant date fair value of the award computed in accordance with FASB ASC Topic 718.

Outstanding Equity Awards
The following table sets forth information with respect to the outstanding equity awards of our principal executive officers and principal financial officer during 2019, and each person who served as an executive officer of the Company as of December 31, 2019:

Outstanding Equity Awards at Year-End
Option Awards						Stock Awards
Name and Principal Position	Number of Securities underlying unexercised options (#) Exercisable	Number of securities underlying unexercised options (#) Unexercisable	Equity incentive plan awards: number of securities underlying unexercised options (3)	Options exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares or units of stock that have not vested ($)	Equity incentive plan awards: Number if unearned shares other rights that have not vested (#)	Equity incentive awards: Market or payout value of unearned shares, units or other rights that have not vested ($) (1)

Duane A. Hughes	—	—	—	—	—	239,044	$726,694	—	—
President and Chief Executive Officer	1,000,000			0.97	2/4/2029	—		—	—
	18,000	32,000		0.97	2/4/2029
	275,000	125,000	—	5.28	5/19/2027	—	—	—	—
	22,000	—	—	7.21	8/15/2021	—	—	—	—
	25,000	—	—	4.99	2/1/2021	—	—	—	—
	20,000	—	—	1.75	8/11/2020	—	—	—	—

Robert Willison	—	—	—	—	—	119,522	363,347	—	—
Chief Operating Officer	75,000	325,000	—	0.93	5/2/2024	—	—	—	—

Stephen Fleming
General Counsel and Vice President	—	—	—	—	—	517,928	1,574,501	—	—
	46,875	103,125	—	1.19	8/14/2023

(1)The market value of unvested restricted stock is computed based on the $3.04 closing price per share of our common stock on December 31, 2019.
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
Director Compensation
Under the Non-Employee Director Compensation Program, our non-employee directors are generally eligible to receive compensation for services they provide to us consisting of retainers and equity compensation as described below. During 2019, each non-employee director was eligible to receive the following for their service on the Board pursuant to the Non-Employee Director Compensation Program:
•An annual Board retainer of $50,000
•An additional retainer of $10,000 for the Chairman of the Board
In addition to cash compensation, our non-employee directors are eligible to receive annual equity-based compensation consisting of restricted stock awards with an aggregate grant date value equal to $60,000 or, in the case of the Chairman of the Board, $75,000. Generally, the forfeiture restrictions applicable to the restricted stock awards lapse on the six month anniversary of the date of grant of such awards. The restricted stock awards granted to our non-employee directors are subject to the terms and conditions of the Stock Plan and the award agreements pursuant to which such awards are granted. Each non-employee director is also reimbursed for travel and miscellaneous expenses to attend meetings and activities of the Board or its committees.

Name	Fees Earned or Paid in Cash $ (1)	Stock Awards $ (2)	Total $
Raymond J. Chess	$43,330	$75,000	$118,330
H. Benjamin Samuels	41,664	60,000	101,664
Gerald B. Budde	41,664	60,000	101,664
Harry DeMott	41,664	60,000	101,664
Michael L. Clark	41,664	60,000	101,664
(1) Amounts reported in this column reflect annual cash retainer amounts received by our non-employee directors for service on our Board. As described above, in 2019, our directors received monthly retainer payments of $3,333 for board service January through October 2019. In November the monthly retainer payment was increased to $4,167. In addition, Mr. Chess received an additional monthly retainer of $833 for his service as Chairman of the Board (annual value of $10,000).
(2) In November 2019, our non-employee directors received restricted stock awards covering 23,904 shares of common stock with a grant date fair value equal to approximately $60,000 for their service on our Board. As discussed above, Mr. Chess received a restricted stock award covering 29,880 shares of common stock with a grant date fair value equal to approximately $75,000 for his service as Chairman of the Board. The amounts reflected in the “Stock awards” column represent the grant date fair value of restricted stock awards granted to our non-employee directors pursuant to the Stock Plan, as computed in accordance with FASB ASC Topic 718.
Directors’ and Officers’ Insurance
The Company has purchased directors and officer’s liability insurance (“D&O Insurance”) for the benefit of its directors and officers, and the directors and officers of its subsidiaries, against liability incurred by them in the performance of their duties as directors and officers of the Company, or its subsidiaries, as the case may be. The primary policy also provides coverage to the corporate entity for security claims.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The following table sets forth certain information, as of February 28, 2020 with respect to the beneficial ownership of the outstanding common stock by (i) any holder of more than five (5%) percent; (ii) each of the Company’s executive officers and directors; and (iii) the Company’s directors and executive officers as a group. Except as otherwise indicated, each of the stockholders listed below has sole voting and investment power over the shares beneficially owned.

Name of Beneficial Owner (1)		Common Stock Beneficially Owned	Percentage of Common stock (2)
Marathon Asset Management, L.P.	(3)	11,467,149	14.0%
Joseph T. Lukens	(4)	7,511,786	10.5%
Arosa Opportunistic Fund, L.P.	(5)	7,927,755	9.9%
Seaport Global Capital L.P.	(6)	6,370,775	8.3%
Stephen D. Baksa	(7)	3,833,174	5.4%
Benjamin Samuels †	(8)	2,133,441	3.0%
Duane Hughes †	(9)	1,624,044	2.3%
Stephen Fleming †	(10)	651,818	*
Gerald Budde †	(11)	247,405	*
Robert Willison †	(12)	219,522	*
Raymond Chess †	(13)	179,289	*
Harry DeMott †	(14)	109,713	*
Michael Clark †	(15)	89,713	*
All officers and directors as a group (11 people)		5,878,324	8.1%
* Less than one percent.
† Executive officer and/or director.
(1)Except as otherwise indicated, the address of each beneficial owner is c/o Workhorse Group Inc, 100 Commerce Drive, Loveland, Ohio 45140.

(2)Applicable percentage ownership is based on 70,671,139 shares of common stock outstanding as of February 28, 2020. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Stock options to purchase shares of common stock that are currently exercisable or exercisable within 60 days of February 28, 2020 are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

(3)Represents (i) a common stock warrant to purchase 2,994,249 shares of common stock at $1.25 per share held by Marathon Centre Street Partnership, L.P. (“Marathon Centre”); (ii) a common stock warrant to purchase 2,300,969 shares of common stock at $1.25 per share held by Marathon Structured Products Strategies Fund, LP (“Marathon Structured”); (iii) a common stock warrant to purchase 1,514,498 shares of common stock at $1.25 per share held by TRS Credit Fund, LP (“TRS”); (iv) a common stock warrant to purchase 1,243,674 shares of common stock at $1.25 per share held by Marathon Blue Grass Credit Fund, LP (“Marathon Blue Grass”); (v) a common stock warrant to purchase 550,942 shares of common stock at $1.4863 per share held by Marathon Centre; (vi) a common stock warrant to purchase 423,379 shares of common stock at $1.4863 per share held by Marathon Structured; (vii) a common stock warrant to purchase 278,668 shares of common stock at $1.4863 per share held by Marathon Blue Grass; (viii) a common stock warrant to purchase 228,836 shares of common stock at $1.4863 per share held by TRS; (ix) a common stock warrant to purchase 133,272 shares of common stock at $1.039 per share held by Marathon Centre; (x) a common stock warrant to purchase 102,414 shares of common stock at $1.039 per share held by Marathon Structured; (xi) a common stock warrant to purchase 67,409 shares of common stock at $1.039 per share held by Marathon Blue Grass, (xii) a common stock warrant to purchase 55,355 shares of common stock at $1.039 per share held by TRS; (xiii) a common stock warrant to purchase 15,018 shares of common stock at $1.7820 per share held by Marathon Blue Grass; (xiv) a common stock warrant to purchase 29,692 shares of common stock at $1.7820 per share held by Marathon Centre; (xv) a common stock warrant to purchase 22,817 shares of common stock at $1.7820 per share held by Marathon Structured; (xvi) a common stock warrant to purchase 12,333 shares of common stock at $1.7820 per share held by TRS; (xvii) a common stock warrant to purchase 280,887 shares of common stock at $3.3550 per share held by Marathon Blue Grass; (xviii) a common stock warrant to purchase 555,329 shares of common stock at $3.3550 per share held by Marathon Centre; (xix) a common stock warrant to purchase 426,750 shares of common stock at $3.3550 per share held by Marathon Structured; and (xx) a common stock warrant to purchase 230,658 shares of common stock at $3.3550 per share held by TRS. Marathon Asset Management, L.P. is the manager of Marathon Centre, Marathon Structured, TRS and Marathon Blue Grass. The general partner of Marathon Asset Management, L.P. is Marathon Asset Management GP, L.L.C. (the “General Partner”). Bruce Richards and Louis Hanover are the managing members of the General Partner. The business address is One Bryant Park, 38th Floor, New York, New York 10036.

(4)Represents (i) 7,040,847 shares of common stock held by Mr. Lukens fund, the New Era Capital Fund; (ii) 77,435 shares of common stock held by The Joe & Kim Lukens Foundation; (iii) 25,000 shares of common stock held by the Joseph T Lukens, Jr. and Gerald Budde, Co-Trustee of the Joseph T. Lukens, Jr. Irrevocable Trust for Nathan J. Lukens U/T/A Dated 2/23/2016; (iv) 25,000 shares of common stock held by the Joseph T. Lukens, Jr. and Gerald Budde, Co-Trustee of the Joseph T. Lukens, Jr. Irrevocable Trust for Roman E. Lukens U/T/A Dated 2/23/2016; and (vi) a common stock purchase warrant to acquire 571,429 shares of common stock at $5.28 per share.

(5)Represents (i) a common stock warrant to purchase 5,000,358 shares of common stock at $1.25 per share; (ii) a common stock warrant to purchase 1,143,200 shares of common stock at $1.21 per share; (iii) a common stock warrant to purchase 894,821 shares of common stock at $1.25 per share; (iv) a common stock warrant to purchase 108,768 shares of common stock at $1.25 per share; (v) a common stock warrant to purchase 2,260,050 shares of common stock at $1.62 per shares; and (vi) 2,025,377 shares of common stock held by Arosa Capital Management LP. Pursuant to the warrants, Arosa may not exercise such warrant if such exercise would result in Arosa beneficially owning in excess of 9.99% of our then issued and outstanding common stock. The shares, including the shares of common stock issuable upon exercise of the warrants, are held by Arosa Opportunistic Fund LP, a Cayman Islands exempted limited partnership (“Arosa Opportunistic Fund”). Arosa Capital Management LP, a Delaware limited partnership (“Arosa Capital”), serves as the registered investment adviser of Arosa Opportunistic Fund, and Till Bechtolsheimer, the managing member of the general partner of Arosa Opportunistic Fund and Chief Executive Officer of Arosa Capital, may be deemed to beneficially own the shares reported herein. The business address of Arosa is 55 Hudson Yards, Suite 2800, NY, NY 10036.

(6)Represents (i) 518,675 shares of common stock held by Seaport Global Asset Management, LLC; (ii) a common stock warrant to purchase 3,241,910 shares of common stock at $1.62 per share held by Seaport Global Asset Management EV LLC; (iii) a common stock warrant to purchase 1,424,590 shares of common stock at $1.62 per share held by the Armory Fund, LLP; and (iv) a common stock warrant to purchase 1,185,600 shares of common stock at $1.62 per share held by AMFCO-4, LLC. Pursuant to the warrants, Seaport may not exercise such warrants if such exercise would result in Seaport beneficially owning in excess of 9.99% of our then issued and outstanding common stock. Seaport Global Asset Management, LLC (“SGAM”) is the manager of Seaport Global Asset Management EV LLC, Armory Fund, LP and AMFCO-4, LLC. Stephen C. Smith is the Chief Executive Officer of SGAM. The business address of the foregoing person is 319 Clematis Street, Suite 1000, West Palm Beach, FL 33401 and the business address of SGAM is 360 Madison Avenue, 20th Floor, New York, New York 10017.

(7)Represents 3,833,174 shares of common stock held directly by Mr. Baksa.

(8)Represents (i) 765,094 shares of common stock held by Samuel 2012 Children’s Trust UAD 10/28/12 (the “Trust”), (ii) a common stock purchase warrant to acquire 285,071 shares of common stock at an exercise price of $5.28 per share held by the Trust, (iii) a common stock purchase warrant to acquire 95,253 shares of common stock at an exercise price of $5.28 per share held by the Trust, and (iv) a stock option to acquire 50,000 shares of common stock at $7.01 per share; (v) a stock option to acquire 10,000 shares of common stock at $7.21 per share; (vi) 439,346 shares of common stock held directly by Mr. Samuels; and (vii) 420,964 shares of common stock held by the Marci Rosenberg 2012 Family Trust, a trust managed by Mr. Samuels’ wife. Mr. Samuels is a trustee of the Children’s Trust.

(9)Represents (i) a stock option to acquire 20,000 shares of common stock at $1.75 per share; (ii) a stock option to acquire 25,000 shares of common stock at $4.99 per share; (iii) a stock option to acquire 22,000 shares of common stock at $7.21 per share; (iv) a common stock option to acquire 400,000 shares of common stock at $5.28 per share; (v) a common stock option to acquire 1,000,000 shares of common stock at $0.97 per share; and (vii) 239,044 shares of restricted stock.

(10)Represents (i) a stock option to acquire 150,000 shares of common stock at $1.19 per share; (ii) 517,928 shares of restricted stock; and (3) 77,640 shares of common stock held directly.

(11)Represents (i) a stock option to acquire 50,000 shares of common stock at $7.01 per share; (ii) a stock option to acquire 10,000 shares of common stock at $7.21 per share; (iii) 119,692 shares of common stock owned by the Gerald B. Budde Living Trust, which Mr. Budde is the trustee; and (v) 71,713 shares of restricted stock.

(12)Represents a stock option to acquire 400,000 shares of common stock at $0.932 per share and 119,522 shares of restricted stock.

(13)Represents (i) a stock option to acquire 10,000 shares of common stock at $1.75 per share; (ii) a stock option to acquire 10,000 shares of common stock at $4.99 per share, (iii) a stock option to acquire 10,000 shares of common stock at $7.21 per share; (iv) 77,689 shares of restricted stock; and (v) 71,600 shares of common stock held directly.

(14)Represents (i) a stock option to acquire 50,000 shares of common stock at $8.20 per share; and (ii) 71,713 shares of restricted stock.

(15)Represents (i) a stock option to acquire 50,000 shares of common stock at $1.10 per share; and (ii) 71,713 shares of restricted stock.

Changes in Control
We have no knowledge of any arrangements, including any pledge by any person of our securities, the operation of which may, at a subsequent date, result in a change in our control.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Transactions with Related Persons
The Company obtains its property and casualty insurance through Assured Partners NL, LLC ("Assured"), which one of our directors, Gerald Budde, is Eastern Region Chief Financial Officer of AssuredPartners, Inc. The placement of insurance was completed by an agent outside of the Eastern Region and Mr. Budde did not participate in any decisions about insurance, nor was he paid any portion of the brokerage fee. Assured Partners LP received revenue of approximately $86,000 on insurance policies totaling approximately $750,000 in premiums in 2019.
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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
Fees for professional services provided by our independent auditors, Grant Thornton LLP in each of the last two years, in each of the following categories including expenses are:

	2019	2018
Audit fees	$285,170	$233,965
Audit-related fees	22,357	20,300
Tax fees	—	—
All other fees	—	—

Total fees	$307,527	$254,265
Audit Fees
Audit fees include the audit of the Annual Report on Form 10-K, including the audit of internal control over financial reporting and reviews of the Quarterly Reports on Form 10-Q.
Audit related fees include work associated with registration statements and issuance of comfort letters.
The policy of the audit committee, is to approve the appointment of the principal auditing firm and any permissible audit-related services. Fees charged by Grant Thornton LLP were approved by the Board with engagement letters signed by Gerald Budde, Audit Committee Chairman.
The Audit Committee is responsible for the pre-approval of audit and permitted non-audit services to be performed by the Company’s independent auditor. The Audit Committee will, on an annual basis, consider and, if appropriate, approve the provision of audit and non-audit services by the auditor. Thereafter, the Audit Committee will, as necessary, consider and, if appropriate, approve the provision of additional audit and non-audit services by the auditor which are not encompassed by the Audit Committee’s annual pre-approval and are not prohibited by law. The Audit Committee has delegated to the Chair of the Audit Committee the authority to pre-approve, on a case-by-case basis, non-audit services to be performed by the auditor. The Audit Committee has approved all audit and permitted non-audit services performed by the auditor for the year ended December 31, 2019.

PART IV
Item 15. Exhibits

Exhibit No.	Description	Form Incorporated From	Report Date
3.1	Certificate of Designation for Series A Preferred Stock	8-K	1/4/2010
3.2	Certificate of Change	8-K	5/25/2010
3.3	Certificate of Correction	8-K	5/25/2010
3.4	Articles of Merger	8-K	5/25/2010
3.5	Certificate of Correction (Articles of Merger)	8-K	5/25/2010
3.6	Certificate of Amendment to the Certificate of Incorporation	8-K	9/10/2010
3.7	Certificate of Incorporation	SB-2	2/4/2008
3.8	Articles of Merger between AMP Holding Inc. Workhorse Group Inc.	8-K	4/16/2015
3.9	Certificate of Change filed December 9, 2015	8-K	12/10/2015
3.10	Certificate of Amendment to the Certificate of Incorporation dated August 8, 2017	10-Q	8/9/2017
3.11	Certificate of Amendment to the Certificate of Incorporation dated May 3, 2019	10-Q	5/7/2019
3.12	Certificate of Designation of Series B Preferred Stock	8-K	6/6/2019
4.1	Stock Option Agreement by and between Workhorse Group Inc. and Gerald Budde dated December 17, 2015	8-K	12/21/2015
4.2	Stock Option Agreement by and between Workhorse Group Inc. and H. Benjamin Samuels dated December 17, 2015	8-K	12/21/2015
4.3	Stock Option Agreement by and between Workhorse Group Inc. and Harry DeMott dated September 16, 2016	8-K	9/9/2016
4.4	Form of Warrant – September 2017	8-K	9/14/2017
4.5	Form of Warrant to Purchase Common Stock issued to a fund managed by Arosa Capital Management LP dated July 6, 2018	10-Q	8/6/2018
4.6	Stock Option Agreement by and between Workhorse Group Inc. and Michael L. Clark dated September 28, 2018	8-K	10/1/2018
4.7	Form of Amended and Restated Warrant to Purchase Common Stock issued to Arosa Opportunistic Fund LP dated November 28, 2018	8-K	12/3/2018
4.8	Form of Common Stock Purchase Warrants, each dated December 31, 2018	8-K	1/2/2019
4.9	Form of Subscription Agreement – February 2019	8-K	2/11/2019
4.10	Form of Amendment No. 1 to Common Stock Purchase Warrant (Marathon)	8-K	4/16/2019
4.11	Amendment No. 1 to Common Stock Purchase Warrant (Arosa)	8-K	4/16/2019
4.12	Description of Securities Registered under Section 12 of the Securities Exchange Act of 1934	†
10.1	Asset Purchase Agreement by and between Workhorse Custom Chassis, LLC, as Seller, and AMP Trucks Inc., as Buyer dated as of March 4, 2013	8-K	3/4/2013
10.2	Amendment No. 1 to the Asset Purchase Agreement by and between Workhorse Custom Chassis, LLC, as Seller, and AMP Trucks Inc., as Buyer dated as of March 13, 2013	8-K	3/13/2013
10.3	Director Agreement by and between Workhorse Group Inc. and Raymond Chess dated October 24, 2013	8-K	10/30/2013
10.4	Director Agreement by and between Workhorse Group Inc. and Gerald Budde dated December 17, 2015	8-K	12/21/2015
10.5	Director Agreement by and between Workhorse Group Inc. and Benjamin Samuels dated December 17, 2015	8-K	12/21/2015
10.6	Director Agreement by and between Workhorse Group Inc. and Harry DeMott dated September 15, 2016	8-K	9/9/2016
10.7	Services Partner Agreement between Workhorse Group Inc. and Ryder Truck Rental, Inc. dated April 27, 2017	8-K	5/3/2017

10.8	Executive Retention Agreement by and between Workhorse Group Inc. and Stephen S. Burns dated May 19, 2017	8-K	5/19/2017
10.9	Executive Retention Agreement by and between Workhorse Group Inc. and Paul Gaitan dated August 9, 2017	8-K	8/11/2017
10.10	Form of Indemnification Agreement	8-K	5/19/2017
10.11	Form of Employee Invention Assignment, Confidentiality, Non-Compete and Non-Solicit Agreement	8-K	5/19/2017
10.12	Loan Agreement between Workhorse Group Inc. and a fund managed by Arosa Capital Management LP dated July 6, 2018	8-K	7/10/2018
10.13
Guarantee and Collateral Agreement between Workhorse Group Inc., Workhorse Technologies Inc., Workhorse Properties Inc., Workhorse Motor Works Inc., Surefly, Inc. and a fund managed by Arosa Capital Management LP dated July 6, 2018
		8-K	7/10/2018
10.14
Intellectual Property Security Agreement between Workhorse Group Inc., Workhorse Technologies Inc., Workhorse Properties Inc., Workhorse Motor Works Inc., Surefly, Inc. and a fund managed by Arosa Capital Management LP dated July 6, 2018
		8-K	7/10/2018
10.15
First Amendment to Loan Agreement between Workhorse Group Inc., Workhorse Technologies Inc., Workhorse Properties Inc., Workhorse Motor Works Inc., Surefly, Inc. and a fund managed by Arosa Capital Management LP dated August 2, 2018
		10-Q	8/6/2018
10.16	Director Agreement by and between Workhorse Group Inc. and Michael L. Clark dated September 28, 2018	8-K	10/1/2018
10.17	Sales Agreement between Workhorse Group Inc. and Duke Energy One, Inc. dated November 28, 2018	8-K	12/3/2018
10.18	Limited Consent, Waiver and Release by and between Workhorse Group Inc. and Arosa Opportunistic Fund LP	8-K	12/3/2018
10.19
Credit Agreement among Workhorse Group Inc., as the Borrower, Marathon Structured Product Strategies Fund, LP, Marathon Blue Grass Credit Fund, LP, Marathon Centre Street Partnership, L.P. and TRS Credit Fund, LP, as the Lenders, and Wilmington Trust, National Association, as the Agent, dated December 31, 2018
		8-K	1/2/2019
10.20
Security Agreement, dated December 31, 2018, among Workhorse Group Inc., a Nevada corporation, Workhorse Technologies Inc., an Ohio corporation, Workhorse Properties Inc., an Ohio corporation, Workhorse Motor Works Inc, an Indiana corporation, Surefly, Inc., a Delaware corporation, and Wilmington Trust, National Association, in its capacity as agent
		8-K	1/2/2019
10.21
Pledge Agreement, dated December 31, 2018, among Workhorse Group Inc., a Nevada corporation, Workhorse Technologies Inc., an Ohio corporation, Workhorse Properties Inc., an Ohio corporation, Workhorse Motor Works Inc, an Indiana corporation, Surefly, Inc., a Delaware corporation, Wilmington Trust, National Association, in its capacity as agent
		8-K	1/2/2019
10.22
Guarantee, dated December 31, 2018, by Workhorse Technologies Inc., an Ohio corporation, Workhorse Properties Inc., an Ohio corporation, Workhorse Motor Works Inc, an Indiana corporation, and Surefly, Inc., a Delaware corporation
		8-K	1/2/2019
10.23
Registration Rights Agreement, dated December 31, 2018, among Workhorse Group Inc., Marathon Structured Product Strategies Fund, LP, Marathon Blue Grass Credit Fund, LP, Marathon Centre Street Partnership, L.P. and TRS Credit Fund, LP
		8-K	1/2/2019
10.24	Services Agreement between Stephen S. Burns and Workhorse Group Inc. dated February 4, 2019	8-K	2/5/2019
10.25	Amended and Restated Executive Retention Agreement between Duane Hughes and Workhorse Group Inc. dated February 4, 2019	8-K	2/5/2019
10.26	Director Agreement between Duane Hughes and Workhorse Group Inc. dated February 4, 2019	8-K	2/5/2019
10.27
First Amendment, Waiver and Consent to Credit Agreement among Workhorse Group Inc., as the Borrower, Marathon Structured Product Strategies Fund, LP, Marathon Blue Grass Credit Fund, LP, Marathon Centre Street Partnership, L.P. and TRS Credit Fund, LP, as the Lenders, and Wilmington Trust, National Association, as the Agent, dated March 13, 2019
		10-K	3/18/2019

10.28	Form of Subscription Agreement (April 2020)	8-K	4/30/2019
10.29
Third Amendment to Credit Agreement, dated as of April 30, 2019, by and among Workhorse Group Inc., as borrower, Marathon Structured Product Strategies Fund, LP, Marathon Blue Grass Credit Fund, LP, Marathon Centre Street Partnership, L.P. and TRS Credit Fund, LP, as lenders, and Wilmington Trust, National Association, as the agent
		8-K	4/30/2019
10.30	Form of Subscription Agreement – Series B Preferred Stock	8-K	5/31/2019
10.31	Asset Purchase Agreement dated as of October 1, 2019 by and among Workhorse Group Inc., Surefly Inc. and Moog Inc	8-K	10/1/2019
10.32	Amendment No. 1 to the Asset Purchase Agreement dated as of October 4, 2019 by and among Workhorse Group Inc., Surefly Inc. and Moog Inc.	8-K	10/1/2019
10.33	Amendment No. 1 to the Asset Purchase Agreement dated as of October 31, 2019 by and among Workhorse Group Inc., Surefly Inc. and Moog Inc.	8-K	10/1/2019
10.34	Amended and Restated Employment Agreement between Workhorse Group Inc. and Duane Hughes dated November 6, 2019	8-K	11/6/2019
10.35	Amended and Restated Employment Agreement between Workhorse Group Inc. and Robert Willison dated November 6, 2019	8-K	11/6/2019
10.36	Employment Agreement between Workhorse Group Inc. and Anthony Furey dated November 6, 2019	8-K	11/6/2019
10.37	Employment Agreement between Workhorse Group Inc. and Stephen Fleming dated November 6, 2019	8-K	11/6/2019
10.38	Employment Agreement between Workhorse Group Inc. and Gregory Ackerson dated November 6, 2019	8-K	11/6/2019
10.39	Employment Agreement between Workhorse Group Inc. and Steven Schrader dated December 19, 2019	8-K	11/6/2019
10.4	Operating Agreement of Certus Unmanned Aerial Systems LLC effective as of November 27, 2019	8-K	11/27/2019
10.41	Intellectual Property License Agreement between Workhorse Group Inc. and Lordstown Motors Corp. dated November 7, 2019	†
10.42
Asset Purchase Agreement by Asset Purchase Agreement by and between ST Engineering Hackney, Inc. and Workhorse Group Inc. dated as of October 31, 2019 between ST Engineering Hackney, Inc. and Workhorse Group Inc. dated as of October 31, 2019
†
10.43	Form of Securities Purchase Agreement	8-K	12/9/2019
10.44	Form of 4.50% Senior Secured Convertible Note due 2022	8-K	12/9/2019
10.45	Form of Warrants to Purchase Common Stock	8-K	12/9/2019
10.46	Form of Security Agreement	8-K	12/9/2019
10.47	2019 Incentive Stock Plan	†
21.1	List of Subsidiaries	†
23.1	Consent of Grant Thornton LLP	†
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	†
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	†
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	†
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	†
99.1	Nominating and Corporate Governance Committee Charter adopted by the Board of Directors of Workhorse Group Inc. on December 17, 2015	10-Q	8/9/2017
99.2	Compensation Committee Charter adopted by the Board of Directors of Workhorse Group Inc. on December 17, 2015	10-Q	8/9/2017
99.3	Audit Committee Charter adopted by the Board of Directors of Workhorse Group Inc. on December 17, 2015	10-Q	8/9/2017
101.INS	Inline XBRL INSTANCE DOCUMENT

101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Inline XBRL Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
† Exhibits that are filed with this report.
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

WORKHORSE GROUP INC.

Dated:	March 13, 2020	By:	/s/ Duane A. Hughes
		Name:	Duane A. Hughes
		Title:	Chief Executive Officer (Principal Executive Officer)

Dated:	March 13, 2020	By:	/s/ Steve Schrader
		Name:	Steve Schrader
		Title:	Chief Financial Officer (Principal Financial Officer)
Dated:	March 13, 2020	By:	/s/ Gregory T. Ackerson
		Name:	Gregory T. Ackerson
		Title:	Controller (Principal Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on March 13, 2020, on behalf of the registrant and in the capacities indicated.

Signature	Title

/s/ Duane A. Hughes	Chief Executive Officer and Director (Principal Executive Officer)
Duane A. Hughes

/s/ Steve Schrader	Chief Financial Officer (Principal Financial Officer)
Steve Schrader

/s/ Raymond Chess	Director
Raymond Chess

/s/ Gerald B. Budde	Director
Gerald Budde

/s/ H. Benjamin Samuels	Director
H. Benjamin Samuels

/s/ Harry DeMott	Director
Harry DeMott

/s/ Michael L. Clark	Director
Michael L. Clark