Form 10-Q
period 2020-03-31
Workhorse Group Inc.
filed 2020-05-06
CIK 1425287

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
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
(513) 360-4704
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

The number of shares of the Registrant's Common Stock, $0.001 par value per share, outstanding as of April 30, 2020, was 70,629,331.

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
All references in this Form 10-Q that refer to the “Company”, “Workhorse Group”, “Workhorse”, “we,” “us” or “our” are to Workhorse Group Inc.
ii

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Workhorse Group Inc.
Condensed Consolidated Balance Sheets

	March 31, 2020	December 31, 2019
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$16,824,627	$23,868,416
Restricted cash held in escrow	—	1,000,000
Accounts receivable, less allowance for doubtful accounts of $0 at March 31, 2020 and December 31, 2019	48,830	7,921
Lease receivable, current	33,100	33,100
Inventory, net	2,630,824	1,798,146
Prepaid expenses	4,756,923	4,812,088
Total current assets	24,294,304	31,519,671

Property, plant and equipment, net	6,768,619	6,830,181
Investment in LMC	13,059,700	12,194,800
Lease receivable, long-term	123,661	129,177

Total Assets	$44,246,284	$50,673,829

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$3,061,730	$1,678,983
Accrued liabilities	3,387,921	3,105,184
Warranty liability	5,302,770	6,001,864
Warrant liability	7,190,000	16,335,000
Customer deposits	190,000	303,000
Current portion of Convertible Note, at fair value	20,160,000	19,620,000
Total current liabilities	39,292,421	47,044,031

Convertible Note, at fair value	7,430,000	19,400,000
Mandatorily redeemable Series B preferred stock	19,520,491	19,142,908

Commitments and contingencies

Stockholders’ deficit:
Series A preferred stock, par value $0.001 per share, 75,000,000 shares authorized, 0 shares issued and outstanding at March 31, 2020 and December 31, 2019	—	—
Common stock, par value $0.001 per share, 250,000,000 shares authorized, 69,493,836 shares issued and outstanding at March 31, 2020 and 67,105,000 shares issued and outstanding at December 31, 2019	69,494	67,105
Additional paid-in capital	150,883,717	143,826,315
Accumulated deficit	(174,049,839)	(178,806,530)
Accumulated other comprehensive income	1,100,000	—
Total stockholders' deficit	(21,996,628)	(34,913,110)

Total Liabilities and Stockholders' Deficit	$44,246,284	$50,673,829
See accompanying notes to the condensed consolidated financial statements.

Workhorse Group Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended March 31,
	2020	2019

Net sales	$84,300	$364,182

Cost of sales	1,747,975	1,397,606
Gross loss	(1,663,675)	(1,033,424)

Operating expenses
Selling, general and administrative	5,565,787	2,090,890
Research and development	1,902,236	1,362,275
Total operating expenses	7,468,023	3,453,165

Other income	864,900	—

Loss from operations	(8,266,798)	(4,486,589)

Interest (income) expense, net	(13,023,489)	1,777,583

Income (loss) before provision for income taxes	4,756,691	(6,264,172)
Provision for income taxes	—	—

Net income (loss)	$4,756,691	$(6,264,172)

Net income (loss) attributable to common stockholders per share - basic	$0.07	$(0.11)
Net income (loss) attributable to common stockholders per share - diluted	$0.06	$(0.11)

Weighted average number of common shares outstanding - basic	68,465,759	55,260,519
Weighted average number of common shares outstanding - diluted	83,768,820	55,260,519
See accompanying notes to the condensed consolidated financial statements.

Workhorse Group Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended March 31,
	2020	2019

Net income (loss)	$4,756,691	$(6,264,172)

Other comprehensive income
Credit risk adjustment in fair value of Convertible Note	1,100,000	—

Comprehensive income (loss)	$5,856,691	$(6,264,172)
See accompanying notes to the condensed consolidated financial statements.

Workhorse Group Inc.
Condensed Consolidated Statements of Stockholders’ Deficit
(Unaudited)

	Common Stock		Series A Preferred Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Deficit
	Number of Shares	Amount	Number of Shares	Amount
Balance as of December 31, 2018	58,270,934	$58,271	—	$—	$126,076,782	$(141,557,496)	$—	$(15,422,443)
Issuance of common stock	3,226,056	3,226	—	—	2,996,509	—	—	2,999,735
Stock-based compensation	—	—	—	—	691,070	—	—	691,070
Net loss for the three months ended March 31, 2019	—	—	—	—	—	(6,264,172)	—	(6,264,172)
Balance as of March 31, 2019	61,496,990	$61,497	—	$—	$129,764,361	$(147,821,668)	$—	$(17,995,810)

	Common Stock		Series A Preferred Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Deficit
	Number of Shares	Amount	Number of Shares	Amount
Balance as of December 31, 2019	67,105,000	$67,105	—	$—	$143,826,315	$(178,806,530)	—	$(34,913,110)
Stock options and warrants exercised, and vesting of restricted shares	432,112	432	—	—	242,568	—	—	243,000
Common stock issued for preferred stock dividends	308,642	309	—	—	499,691	—	—	500,000
Conversion of Convertible Note	1,546,889	1,547	—	—	5,192,005	—	—	5,193,552
Common stock issued for interest on Convertible Note	101,193	101	—	—	264,111	—	—	264,212
Stock-based compensation	—	—	—	—	859,027	—	—	859,027
Net income for the three months ended March 31, 2020	—	—	—	—	—	4,756,691	—	4,756,691
Other comprehensive income	—	—	—	—	—	—	1,100,000	1,100,000
Balance as of March 31, 2020	69,493,836	$69,494	—	$—	$150,883,717	$(174,049,839)	$1,100,000	$(21,996,628)

See accompanying notes to the condensed consolidated financial statements.

Workhorse Group Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
	2020	2019
Cash flows from operating activities:
Net income (loss)	$4,756,691	$(6,264,172)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	171,761	96,687
Tooling expense	353,786	—
Amortization of discount and debt issuance costs on long-term debt	—	129,050
Amortization of discount on mandatorily redeemable Series B preferred stock	377,583	—
Change in fair value of Convertible Note and loss on conversion to common stock	(5,136,448)	—
Change in fair value of warrant liability	(9,145,000)	568,066
Change in fair value of investment in LMC	(864,900)	—
Dividends for mandatorily redeemable Series B preferred stock paid in common stock	500,000	—
Interest on Convertible Note paid in common stock	264,212	—
Stock-based compensation	859,027	691,070
Effects of changes in operating assets and liabilities:
Accounts and lease receivable	(35,393)	(351,138)
Inventory	(832,678)	42,818
Prepaid expenses	55,165	225,761
Accounts payable and accrued liabilities	1,665,484	(747,229)
Warranty liability	(699,094)	(147,602)
Customer deposits	(113,000)	(12,000)
Net cash used in operating activities	(7,822,804)	(5,768,689)

Cash flows from investing activities:
Capital expenditures	(463,985)	—
Net cash used in investing activities	(463,985)	—

Cash flows from financing activities:
Proceeds from long-term debt	—	4,104,140
Issuance of common stock	—	2,999,735
Exercise of warrants and options	243,000	—
Net cash provided by financing activities	243,000	7,103,875

Change in cash and cash equivalents	(8,043,789)	1,335,186
Cash, cash equivalents and restricted cash, beginning of the period	24,868,416	1,512,750
Cash and cash equivalents, end of the period	$16,824,627	$2,847,936

The following table provides a reconciliation of cash, cash equivalents and restricted cash to the amounts reported within the condensed consolidated balance sheets:

	March 31, 2020	December 31, 2019
Cash and cash equivalents	$16,824,627	$23,868,416
Restricted cash held in escrow	—	1,000,000
Total cash, cash equivalents and restricted cash	$16,824,627	$24,868,416

Supplemental disclosure of non-cash activities:

During the three months ended March 31, 2020, the Company issued 1,546,889 shares of common stock in connection with the conversion of the Convertible Note, which were valued at $4,335,557. The Company recorded additional paid-in capital with the offset as a reduction to the fair value of the Convertible Note.

During the three months ended March 31, 2020, the decrease in fair value of the Convertible Note included a $1,100,000 adjustment attributed to changes in credit risk. The Company recorded other comprehensive income with the offset as a reduction to the fair value of the Convertible Note.

See accompanying notes to the condensed consolidated financial statements.

Workhorse Group Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1.SUMMARY OF BUSINESS AND SIGNIFICANT ACCOUNTING PRINCIPLES
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
Principles of consolidation
The condensed consolidated financial statements include the financial statements of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.
Basis of presentation
The financial statements have been prepared on a going concern basis, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has limited revenues and a history of negative working capital and stockholders’ deficits. Our existing capital resources are expected to be sufficient to fund our operations through the second quarter of 2020. Unless and until we are able to generate a sufficient amount of revenue, reduce our costs and/or enter into a strategic relationship, we expect to finance future cash needs through public and/or private offerings of equity securities and/or debt financings. If we are not able to obtain additional financing and/or substantially increase revenue from sales, we will be unable to continue as a going concern. These conditions raise substantial doubt about the ability of the Company to continue as a going concern.
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
The Company has continued to raise capital and debt. Management believes the proceeds from these offerings, future offerings, and the Company’s anticipated revenue, provides an opportunity to continue as a going concern. If additional funding is required, the Company plans to obtain working capital from either debt or equity financing. Obtaining such working capital is not assured. The Company is currently in a production ramp up mode and placing greater emphasis on manufacturing capability.
In the opinion of Management, the Unaudited Condensed Consolidated Financial Statements include all adjustments that are necessary for the fair presentation of Workhorse’s financial conditions, results of operations and cash flows for the interim periods presented. Such adjustments are of a normal, recurring nature. Intercompany balances and transactions are eliminated in consolidation. The results of operations and cash flows for the interim periods presented may not necessarily be indicative of full-year results. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto of Workhorse contained in its Annual Report on Form 10-K for the year ended December 31, 2019.
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates.

2. INVENTORY, NET

Inventory, net consists of the following:

	March 31, 2020	December 31, 2019
Raw materials	$4,489,572	$3,741,097
Work in process	422,176	422,176
Finished goods	—	—
	4,911,748	4,163,273
Less inventory reserve	(2,280,924)	(2,365,127)
Total inventory, net	$2,630,824	$1,798,146

3. INVESTMENT IN LMC

The Company has a ten percent ownership interest in Lordstown Motors Corp. ("LMC") with a value of $13.1 million and $12.2 million as of March 31, 2020 and December 31, 2019, respectively. The investment was obtained pursuant to the transaction with LMC described below. During the period, the Company received additional shares as part of its anti-dilution feature with LMC, which were valued at approximately $0.9 million.

We have elected the measurement alternative allowed under generally accepted accounting principles ("GAAP") for our investment in LMC, which does not have a readily determinable fair value. Under the measurement alternative, we measure this investment at cost, less any impairment, plus or minus changes resulting from observable price changes in orderly transactions in an identical or similar investment in LMC.
At each reporting period, we evaluate our investment in LMC to determine if there are any events or circumstances that are likely to have a significant adverse effect on the fair value of the investment. Examples of such impairment indicators include, but are not limited to, a significant deterioration in earnings performance, recent financing rounds at reduced valuations, a significant adverse change in the regulatory, economic or technological environment of an investee or a significant doubt about an investee’s ability to continue as a going concern. If we identify an impairment indicator, we will estimate the fair value of the investment and compare it to its carrying value. Our estimation of fair value considers financial information related to the investee available to us, including valuations based on recent third-party equity investments in the investee. If the fair value of the investment is less than its carrying value, the investment is impaired and an impairment loss equal to the difference between the investment’s carrying value and its fair value is recognized under the measurement alternative.

LMC Transaction

On November 7, 2019, the Company entered into a transaction with LMC (the "LMC Transaction") pursuant to which the Company granted LMC a perpetual and worldwide license to certain intellectual property relating to the Company’s W-15 electric pickup truck platform and its related technology (the “Licensed Intellectual Property”) for consideration as described below. LMC will endeavor to, among other things, raise sufficient third-party capital for the acquisition, retrofitting, and restart of the Lordstown Assembly Complex, and the ongoing operating costs, which amounts are expected to be significant (the “Capital Raise”).

Consideration

•A ten percent ownership interest in the common stock of LMC in exchange for the Company’s obligations under the License Agreement. The LMC common stock received provides the Company with anti-dilution rights for two years.
•One percent of the aggregate debt and equity commitments funded to LMC upon completion of the Capital Raise (the "Minimum Royalty"). Any amount paid to the Company from the Capital Raise is non-refundable.
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

The consideration includes a fixed and variable component:

•The fixed component consists of the ten percent ownership interest in LMC and any amounts received under the Minimum Royalty. The fair value of the LMC ownership interest received was $12.2 million.
•The variable component consists of the four percent commission and the one percent royalty. Variable consideration will be recognized when each vehicle for which a royalty or commission is owed is sold.
4. REVENUE
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
Disaggregation of Revenue
Our revenues related to the following types of business were as follows:

	Three Months Ended March 31,
	2020	2019
Automotive	$—	$240,000
Aviation	60,783	—
Other	23,517	124,182
Total revenues	$84,300	$364,182

5. CONVERTIBLE NOTE AND LONG-TERM DEBT
Convertible Note consists of the following:

	March 31, 2020	December 31, 2019
Convertible Note, at fair value	27,590,000	39,020,000
Less current portion	(20,160,000)	(19,620,000)
Convertible Note, net of current portion	$7,430,000	$19,400,000

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
The fair value of the Convertible Note as of March 31, 2020 and December 31, 2019 was $27.6 million and $39.0 million, respectively, and the contractual principal balance as of March 31, 2020 and December 31, 2019 was $36.0 million and $40.5 million, respectively. In electing the fair value option, the Company recognizes changes in fair value related to changes in credit risk, if any, in other comprehensive income and the remaining change in fair value in interest expense. For the three months ended March 31, 2020, the fair value of the Convertible Note decreased $11.4 million which included a $1.1 million adjustment to other comprehensive income attributed to changes in credit risk and a $5.1 million adjustment to interest expense. The change related to credit risk was primarily caused by an increase in credit rating yield for comparable companies during the period.
During the three months ended March 31, 2020, $4.5 million par value of the Convertible Note was converted to 1,546,889 shares of common stock resulting in a loss of $0.9 million, which is included in interest expense.
Any principal repayment of the Convertible Note is at 112% of the par value. Beginning March 1, 2020 the holder of the Convertible Note may require the Company to redeem up to $1.5 million par value ("Redemption Payment") of the Convertible Note monthly. Subject to certain limitations, the Company at its discretion can pay some or all of Redemption Payment in cash or shares of common stock.
The Convertible Note is a senior secured obligation of the Company secured by substantially all assets of the Company and ranks senior to all unsecured debt of the Company. The Convertible Note contains certain covenants, including that we maintain at all times liquidity calculated as unrestricted, unencumbered cash and cash equivalents in a minimum of $8.0 million.
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

Purchase Warrants

In December 31, 2018, the Company entered into a Credit Agreement (the "Credit Agreement"), with Marathon Asset Management, LP. In conjunction with entering into the Credit Agreement, the Company issued Common Stock Purchase Warrants (“Initial Warrants”) to purchase 8,053,390 shares of common stock at an exercise price of $1.25 per share. The Credit Agreement was paid in 2019, but the Initial Warrants are still outstanding. Until December 31, 2020, the Company must issue additional Warrants to the Lenders equal to 10%, in the aggregate, of any additional equity issuances on substantially the same terms and conditions of the Initial Warrants, except that (i) the expiration date shall be five years from the issuance date, (ii) the exercise price shall be equal to 110% of the issuance price per share in the relevant issuance, and (iii) the holder shall be entitled to exercise the warrant on a cashless basis at any time.

Currently the Initial Warrants are classified as liability financial instruments and required to be marked-to-market at each balance sheet date with a corresponding charge to interest expense. As of March 31, 2020 and December 31, 2019, the warrant liability for the Initial Warrants was $7.2 million and $16.3 million, respectively. Any additional warrants issued in connection with the Credit Agreement have been classified as equity instruments and are not required to be marked-to-market at each balance sheet date.

6. MANDATORILY REDEEMABLE SERIES B PREFERRED STOCK
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
The Preferred Stock ranks senior to the Company’s common stock with respect to dividend rights and rights upon liquidation, winding-up or dissolution. The Preferred Stock is entitled to annual dividends at a rate equal to 8.0% per annum on the Stated Value. Accrued dividends are payable quarterly in shares of common stock of the Company based on a fixed share price of $1.62. The Warrants have an exercise price of $1.62 per share and expire seven years from the date of issuance.
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
As the Preferred Stock is mandatorily redeemable, it is classified as a liability on the condensed consolidated balance sheets. All dividends payable on the Preferred Stock are classified as interest expense.
The Preferred Stock and Warrants are considered freestanding financial instruments and have been accounted for separately. The Warrants are considered equity instruments and not marked-to-market at each reporting period. On the date of issuance, the value of the Warrants was $6.7 million, which was determined using the Black-Scholes valuation model. The fair value of the Warrants was recorded as an increase to additional paid-in capital and a discount of the Preferred Stock. The discount is being amortized to interest expense using the effective interest method through May 2023. Amortization of the discount was for the three months ended March 31, 2020 was $0.4 million.
7. STOCK-BASED COMPENSATION
The Company maintains, as approved by the board of directors, the 2019 Stock Incentive Plan (the "Plan") providing for the issuance of stock-based based awards to employees, officers, directors or consultants of the Company. Non-qualified stock options may only be granted with an exercise price equal to the market value of the Company’s common stock on the grant date. Awards under the Plan may be either vested or unvested options, or unvested restricted stock. The Plan has authorized 8,000,000 shares for issuance of stock-based awards. As of March 31, 2020, there were shares available for issuance of future stock awards, which includes 8,042,278 shares available under the 2019 and 2017 incentive plans.
Stock-based compensation expense
The following table summarizes stock-based compensation expense:

	Three Months Ended March 31,
	2020	2019
Stock options	$80,430	$691,070
Restricted stock	778,597	—
Total stock-based compensation	$859,027	$691,070

Stock options
The following table summarizes option activity for directors, officers, consultants and employees:

	Number of Options	Weighted Average Exercise Price per Option	Weighted Average Grant Date Fair Value per Option	Weighted Average Remaining Contractual Life (Years)
Balance, December 31, 2019	3,725,000	$2.32
Granted	—
Exercised	—
Forfeited	—
Expired	(12,500)	2.74
Balance, March 31, 2020	3,712,500	$2.31

Number of options exercisable at March 31, 2020	3,128,500	$2.38		5.4

As of March 31, 2020, unrecognized compensation expense was $0.4 million for unvested options which is expected to be recognized over the next 2.0 years.

Restricted stock
The following table summarizes restricted stock activity:

	Number of Unvested Shares	Weighted Average Grant Date Fair Value per Share
Balance, December 31, 2019	1,768,726	$2.57
Granted	—	—
Vested	(282,112)	2.54
Forfeited	—	—
Balance, March 31, 2020	1,486,614	$2.57

As of March 31, 2020, unrecognized compensation expense was $3.4 million for unvested restricted stock awards which is expected to be recognized over the next 2.2 years.
8. INCOME TAXES
As the Company has not generated taxable income since inception, the cumulative deferred tax assets remain fully reserved, and no provision or liability for federal or state income taxes has been included in the financial statements.

9. EARNINGS PER SHARE
Basic earnings per share is computed by dividing net income (loss) available to common stockholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted earnings per share is calculated using the treasury stock method, on the basis of the weighted average number of shares outstanding plus the dilutive effect, if any, of stock options, unvested restricted stock and warrants. The if converted method is used for determining the impact of the Convertible Note.

The following table shows the computation of basic and diluted earnings per share:

	Three Months Ended March 31,
	2020	2019
Net income (loss)	$4,756,691	$(6,264,172)
Net income (loss) attributable to common stockholders	$4,756,691	$(6,264,172)

Basic weighted average shares outstanding	68,465,759	55,260,519
Dilutive effect of options and warrants	15,303,061	—
Diluted weighted average shares outstanding	83,768,820	55,260,519

Anti-dilutive options and warrants excluded from diluted average shares outstanding	5,066,931	22,752,782

Excluded from the table above are the warrant shares related to the Convertible Note, which represent 13,278,689 warrants calculated using the if converted method. The warrants are issuable at the option of the Company following the full or partial redemption of the Convertible Note. In the event the Convertible Note is redeemed, the percentage of the warrants that will be issued upon such redemption will be equal to the percentage of the principal amount at such time. Therefore, as the principal balance of the Convertible Note decreases, the number of potential warrants to be issued decreases proportionally.
Also excluded from the table above are the shares on the conversion of the Convertible Note, which represent 14,137,319 shares of common stock calculated using the if converted method. The Convertible Note is convertible into shares of the Company's common stock.

10. RECENT ACCOUNTING DEVELOPMENTS
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

11. STOCKHOLDERS' EQUITY
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
On June 22, 2017, the Company entered into an at the market issuance sales agreement with Cowen and Company, LLC under which the Company may offer and sell shares of its common stock having an aggregate offering price of up to $25.0 million.

For the three months ended March 31, 2019, the Company issued 1,609,373 shares under this agreement for net proceeds of approximately $1.5 million. This agreement was canceled in the first quarter of 2019.

Warrants
In connection with the issuance of debt, common stock and preferred stock, the Company issued warrants to purchase shares of the Company's common stock. The following table summarizes warrant activity:

	Number of Warrants	Weighted Average Exercise Price per Warrant
Balance, December 31, 2019	30,527,776	$1.82
Granted, Marathon debt	34,293	1.78
Exercised	(173,809)	1.59
Expired	(43,157)	1.40
Balance, March 31, 2020	30,345,103	$1.82

The above table excludes 15,459,016 warrants issued with the Convertible Note. The warrants are only exercisable at the option of the Company following the full or partial redemption of the Convertible Note.

12. OTHER TRANSACTION

On October 31, 2019, the Company and ST Engineering Hackney, Inc. ("Seller") entered into an Asset Purchase Agreement ("Purchase Agreement") to purchase certain assets of Seller ("Acquired Assets") and assume certain liabilities of Seller. Upon execution of the Purchase Agreement, the Company deposited $1.0 million in cash and shares of its common stock having a value of $6.6 million ("Escrow Shares") into an escrow account ("Escrow Account") as collateral. The number of Escrow Shares is subject to adjustment if the value of the Escrow Shares is less than $5.3 million or greater than $7.9 million on certain dates. In January 2020, the transaction closed and the initial payment of $1.0 million was released from the Escrow Account and recorded as a selling expense. The transaction will be accounted for as customer acquisition costs as the primary asset acquired is the right to bid on a customer contract. As each payment is made the Company will determine if there is future benefit associated with the contract and if it is determined that there is, the payment will be capitalized as a customer acquisition cost and expensed over the period of benefit.
The purchase price for the Acquired Assets was $7.0 million, $1.0 million of which was payable from the Escrow Account upon satisfaction of certain conditions, and the remaining $6.0 million (the “Second Payment”) is payable in cash within 45 days if additional conditions are met. The Purchase Agreement provides that the Company shall make additional payments to Seller in the event the Second Payment is not made within 45 days of when the payment is due. In the event the Second Payment is not made to Seller within 105 days the payment is due, the Seller may, at its option, require that the escrow agent release to Seller Escrow Shares with a value (based on the then-current market price of the shares) equal to $6.0 million in satisfaction of the Second Payment.

13. FAIR VALUE MEASUREMENTS
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
The following table sets forth a reconciliation of the warrant liability:

March 31, 2020
Warrant liability, beginning of year	$16,335,000
Fair value of new warrants issued	—
Change in fair value for the period	(9,145,000)
Warrant liability, end of period	$7,190,000

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
The following table sets forth a reconciliation of the Convertible Note:

March 31, 2020
Convertible Note, beginning of year	$39,020,000
Conversion of Convertible Note into common stock	(4,335,557)
Change in fair value for the period	(5,994,443)
Change in fair value for the period, attributed to changes in credit risk	(1,100,000)
Convertible Note, end of period	$27,590,000

14. SUBSEQUENT EVENTS
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
Paycheck Protection Program Term Note
On April 14, 2020, the Company entered into a Paycheck Protection Program Term Note (“PNC Note”) with PNC Bank, N.A. (“PNC”) under the Paycheck Protection Program (the "Program") of the recently enacted Coronavirus Aid, Relief, and Economic Security Act ("CARES Act") administered by the U.S. Small Business Administration. The Company received total proceeds of $1.4 million from the PNC Note. In accordance with the requirements of the CARES Act, the Company will use proceeds from the PNC Note primarily for payroll costs. Interest accrues on the PNC Note at the rate per annum of 1.00%. The Company may apply to PNC for forgiveness of the amount due on the PNC Note which shall be an amount equal to the sum of payroll costs, mortgage interest, rent obligations and covered utility payments incurred during the eight weeks following disbursement under the PNC Note.
During the period from April 14, 2020 through the six-month anniversary of the date of the PNC Note (the “Deferral Expiration Date”), neither principal nor interest shall be due and payable during this deferral period. On the Deferral Expiration Date, the outstanding principal of the PNC Note that is not forgiven under the Program (the “Conversion Balance”) shall convert to an amortizing term loan. On November 15, 2020, all accrued interest that is not forgiven under the Program shall be due and payable. Additionally, on November 15, 2020 and continuing on the 15th day of each month thereafter until April 13, 2022 equal installments of principal shall be due and payable, each in an amount determined by dividing the Conversion Balance by 18 (the “Monthly Principal Amount”). Interest shall be payable at the same time as the Monthly Principal Amount. Any outstanding principal and accrued interest shall be due and payable in full on April 13, 2022.
Impact of COVID-19 Pandemic
In December 2019, a novel coronavirus disease (“COVID-19”) was reported and in January 2020, the World Health Organization (“WHO”) declared it a Public Health Emergency of International Concern. On February 28, 2020, the WHO raised its assessment of the COVID-19 threat from high to very high at a global level due to the continued increase in the number of cases and affected countries, and on March 11, 2020, the WHO characterized COVID-19 as a pandemic.
As of the date of this filing, our locations and primary suppliers continue to be operating. However, the broader implications of COVID-19 on our results of operations and overall financial performance remain uncertain. We may experience constrained supply or other business disruptions that could materially impact our business, results of operations and overall financial performance in future periods. See Risk Factors for further discussion of the possible impact of the COVID-19 pandemic on our business.

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
We are an OEM capable of manufacturing Class 3-6 commercial-grade, medium-duty trucks at our Union City, Indiana facility, marketed under the Workhorse® brand. Workhorse last mile delivery trucks are assembled in the Union City assembly facility.
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
Our goal is to continue to increase sales and production, while executing on our cost-down strategy to a point that will enable us to achieve gross margin profitability of the last mile-delivery truck platform. As a key strategy, we have developed the Workhorse C-Series platform, which has been accelerated from our previous development efforts.
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
Our HorseFly™ delivery drone is a custom designed, purpose-built drone that is fully integrated in our electric trucks. HorseFly is designed with a maximum gross weight of 30 lbs., a 10 lb. payload and a maximum air speed of 50 mph. It is designed and built to be rugged and consisting of redundant systems to further meet the FAA’s required rules and regulations. As part of the divestiture of SureFly in November 2019, the Company formed a 50/50 joint venture to which we contributed our HorseFly technology.

Results of Operations
Our condensed consolidated statements of operations data is as follows:

	Three Months Ended March 31,
	2020	2019

Net sales	$84,300	$364,182

Cost of sales	1,747,975	1,397,606
Gross loss	(1,663,675)	(1,033,424)

Operating expenses
Selling, general and administrative	5,565,787	2,090,890
Research and development	1,902,236	1,362,275
Total operating expenses	7,468,023	3,453,165

Other income	864,900	—

Loss from operations	(8,266,798)	(4,486,589)

Interest (income) expense, net	(13,023,489)	1,777,583

Income (loss) before provision for income taxes	4,756,691	(6,264,172)
Provision for income taxes	—	—

Net (income) loss	$4,756,691	$(6,264,172)
Net Sales
Net sales for the three months ended March 31, 2020 and 2019 were $0.1 million and $0.4 million, respectively. The decrease in net sales was primarily due to a strategic shift to development of the C-Series, which resulted in a decrease in volume of trucks sold.
Cost of Sales
Cost of sales for the three months ended March 31, 2020 and 2019 were $1.7 million and $1.4 million, respectively. The cost of sales increase was primarily due to an increase in tooling costs incurred for production of the C-Series.
Selling, General and Administrative Expenses
Selling, general and administrative (“SG&A”) expenses during the three months ended March 31, 2020 and 2019 were $5.6 million and $2.1 million, respectively. The increase in SG&A expenses was primarily due to recognition of $1.0 million of selling expense, higher employee-related costs and higher spending in areas such as contract labor.
Research and Development Expenses
Research and development (“R&D”) expenses during the three months ended March 31, 2020 and 2019 were $1.9 million and $1.4 million, respectively. The increase in R&D expenses is primarily due to the finalization of the design of the C-Series.

Interest (Income) Expense, Net
Interest (income) expense, net is comprised of the following:

	Three Months Ended March 31,
	2020	2019

Contractual interest expense	$922,838	$933,725
Amortization of discount and debt issuance costs	377,584	281,586
Adjustment to fair value of warrant liability	(9,145,000)	568,066
Adjustment to fair value of Convertible Note	(5,136,448)	—
Other	(42,463)	(5,794)
Total interest (income) expense, net	$(13,023,489)	$1,777,583

Interest (income) expense, net for the three months ended March 31, 2020 and 2019 was $(13.0) million and $1.8 million, respectively. The change was primarily attributable to a $9.1 million mark-to-market adjustment in 2020 for warrants issued to lenders due to the change in the stock price during the first quarter. In addition there was a change in the fair value of the Convertible Note of approximately $5.1 million for the three months ended March 31, 2020.
Liquidity and Capital Resources
Cash Requirements
From inception, we have financed our operations primarily through sales of equity securities and issuance of debt. We have utilized this capital for research and development and to fund designing, building and delivering vehicles to customers and for working capital purposes.
As of March 31, 2020, we had approximately $16.8 million in cash and cash equivalents, as compared to approximately $23.9 million as of December 31, 2019, a decrease of $7.1 million. The decrease in cash and cash equivalents was primarily attributable to spend related to our ramp-up of the C-Series, including contract labor, employee-related costs and inventory build.
We believe our existing capital resources will be sufficient to support our current and projected funding requirements through the second quarter of 2020 at which time additional funding will be required.
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
For the three months ended March 31, 2020, we maintained an investment in a bank money market fund. Cash in excess of immediate requirements is invested with regard to liquidity and capital preservation. Wherever possible, we seek to minimize the potential effects of concentration and degrees of risk. We will continue to monitor the impact of the changes in the conditions of the credit and financial markets to our investment portfolio and assess if future changes in our investment strategy are necessary

Summary of Cash Flows

	Three Months Ended March 31,
	2020	2019
Net cash used in operating activities	$(7,822,804)	$(5,768,689)
Net cash used in investing activities	$(463,985)	$—
Net cash provided by financing activities	$243,000	$7,103,875
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
During the three months ended March 31, 2020 and 2019, net cash used in operating activities was $7.8 million and $5.8 million, respectively. The increase in net cash used in operations during the three months ended March 31, 2020 as compared to 2019 was primarily attributable to spend related to our ramp-up of the C-Series, including contract labor, employee-related costs and inventory build.
Cash Flows from Investing Activities
During the three months ended March 31, 2020, net cash used in investing activities was $0.5 million, while in 2019 it was negligible. The Company had capital expenditures of $0.5 million for tooling for the production of the C-Series truck.
Cash Flows from Financing Activities
During the three months ended March 31, 2020 and 2019, net cash provided by financing activities was $0.2 million and $7.1 million, respectively. The decrease in net cash provided by financing activities was primarily driven by $4.1 million of proceeds from revolving loans and $3.0 million of proceeds from issuance of common stock during the three months ended March 31, 2019.
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
For a discussion of our critical accounting policies and estimates, see “Critical Accounting Policies” included in our Annual Report on Form 10-K for the year ended December 31, 2019, under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
For a discussion of our quantitative and qualitative disclosures about market risk, see “Quantitative and Qualitative Disclosures About Market Risks” included in our Annual Report on Form 10-K for the year ended December 31, 2019, under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” There have been no material changes to the information provided in our Annual Report on Form 10-K for the year ended December 31, 2019.
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
Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that, as of the end of the covered by this Quarterly Report, our disclosure controls and procedures were effective.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS

We are involved from time to time in legal proceedings incidental to the conduct of our business. Material legal proceedings which arose, or in which there were material developments, during the three months ended March 31, 2020 are discussed below.

On July 18, 2019, All Cell Technologies, LLC and Illinois Institute of Technology filed a Complaint for Patent Infringement against the Company in the United States District Court for the Southern District of Indiana (Civil Action No. 1:19-cv-2975) claiming infringement of US Patent No. 6,468,689, 6,942,944 and, 8,273,474. On February 28, 2020, the Court ordered a Settlement Conference between the parties for May 22, 2020 before the Magistrate Judge assigned to the case. Management intends to defend vigorously, but is also pursuing whether the lawsuit can be settled. Management of the Company believes this lawsuit is baseless and, in addition to defending itself vigorously, is also pursuing whether the lawsuit can be settled. Because the number of allegedly infringing products (battery bricks) is small and the accused products are no longer being used by the Company, Management believes that the lawsuit may be amenable to early resolution.

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

On March 20, 2020, the Company filed a Complaint against Outlast Technologies LLC, a manufacturer of battery thermal management matrix products, in the United States District Court for the District of Colorado (Case No. 1:20-cv-00774-NRN) claiming breaches of the implied warranty against infringement and implied warranty for a particular purpose. The Company is seeking damages to be assessed at trial. The products at issue are the battery bricks that the Company is being accused of patent infringement over in the All Cell litigation described above.
ITEM 1A. RISK FACTORS
For a detailed discussion of risk factors affecting us, see “Part I – Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019. There have been no material changes in the current period regarding our risk factors, other than the addition of the following:
We face various risks related to health epidemics such as the global COVID-19 pandemic, which may have material adverse consequences on our operations, financial position, cash flows, and those of our customers and suppliers.
We face adverse effects related to the global COVID-19 pandemic, including disruption and volatility in the global capital markets, disruption in our global supply chain and delays in our overall manufacturing activities. We would expect the COVID-19 pandemic to adversely affect our operations if significant portions of our workforce are unable to work effectively due to illness, quarantines, government actions, facility closures, or other restrictions in connection with the COVID-19 pandemic. Additionally, our financial position, supply chain, liquidity, cash flow and customer orders would also face pressures for at least the balance of this fiscal year.
Substantially all of our operations and production activities have remained operational during the COVID-19 pandemic. We believe our facilities are considered essential activities exempt from closure directives. However, they are subject to various local and national directives curtailing operations, requiring work from home and social distancing which otherwise could impact the efficiency of our operations. Such directives could change at any time.

We continue to monitor the situation, assess further possible implications to our operations, supply chain, liquidity, cash flow and customer orders, and take actions in an effort to mitigate adverse consequences.
Recognizing the unprecedented nature, scale and uncertainty associated with this global health crisis, the duration and extent of the on-going impact cannot be reasonably estimated at this time.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Preferred Dividends
On June 5, 2019, the Company closed agreements for the sale of 1,250,000 units consisting of one share of Series B Preferred Stock (the “Preferred Stock”), with a stated value of $20.00 per share (the “Stated Value”) and a common stock purchase warrant to purchase 7.41 shares of the common stock (the “Warrants”) for an aggregate purchase price of $25.0 million. The Preferred Stock is not convertible and does not have voting rights. The Preferred Stock ranks senior to the Company’s common stock with respect to dividend rights and rights upon liquidation, winding-up or dissolution. The Preferred Stock is entitled to annual dividends at a rate equal to 8.0% per annum on the Stated Value. Accrued dividends will be payable quarterly in shares of common stock of the Company based on a fixed share price of $1.62. During the quarter ended March 31, 2020, the Company issued 308,642 shares of common stock to the holders of the Preferred Stock.
Warrant Exercise
During the first quarter ended March 31, 2020, the Company issued 23,809 shares of common stock in connection with the exercise of Common Stock Purchase Warrants in consideration of $33,333.
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

WORKHORSE GROUP INC.

Dated: May 6, 2020	By:	/s/ Duane A. Hughes
Name: Duane A. Hughes Title: Chief Executive Officer (Principal Executive Officer)

Dated: May 6, 2020	By:	/s/ Steve Schrader
Name: Steve Schrader Title: Chief Financial Officer (Principal Financial Officer)

Dated: May 6, 2020	By:	/s/ Gregory T. Ackerson
Name: Gregory T. Ackerson Title: Corporate Controller (Principal Accounting Officer)