Form 10-Q
period 2020-06-30
Workhorse Group Inc.
filed 2020-08-10
CIK 1425287

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
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

If an emerging growth comp any, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, $0.001 par value per share	WKHS	The NASDAQ Capital Market

The number of shares of the Registrant's Common Stock, $0.001 par value per share, outstanding as of August 4, 2020, was 105,134,924.

1

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
All references in this Form 10-Q that refer to the “Company”, “Workhorse Group”, “Workhorse”, “we,” “us” or “our” are to Workhorse Group Inc.
ii

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Workhorse Group Inc.
Condensed Consolidated Balance Sheets

	June 30, 2020	December 31, 2019
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$26,197,831	$23,868,416
Restricted cash held in escrow	—	1,000,000
Accounts receivable, less allowance for doubtful accounts of $0 at June 30, 2020 and December 31, 2019	42,577	7,921
Lease receivable, current	33,100	33,100
Inventory, net	4,176,289	1,798,146
Prepaid expenses	4,752,206	4,812,088
Total current assets	35,202,003	31,519,671

Property, plant and equipment, net	7,082,138	6,830,181
Investment in LMC	13,059,700	12,194,800
Lease receivable, long-term	109,869	129,177

Total Assets	$55,453,710	$50,673,829

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$2,061,799	$1,678,983
Accrued liabilities	3,018,415	3,105,184
Warranty liability	4,079,769	6,001,864
Warrant liability	—	16,335,000
Customer deposits	124,000	303,000
Current portion of long-term debt	627,111	—
Current portion of Convertible Note, at fair value	95,330,000	19,620,000
Total current liabilities	105,241,094	47,044,031

Long-term debt	783,889	—
Convertible Note, at fair value	—	19,400,000
Mandatorily redeemable Series B preferred stock	19,905,522	19,142,908

Commitments and contingencies

Stockholders’ deficit:
Series A preferred stock, par value $0.001 per share, 75,000,000 shares authorized, 0 shares issued and outstanding at June 30, 2020 and December 31, 2019	—	—
Common stock, par value $0.001 per share, 250,000,000 shares authorized, 89,330,123 shares issued and outstanding at June 30, 2020 and 67,105,000 shares issued and outstanding at December 31, 2019	89,330	67,105
Additional paid-in capital	233,715,623	143,826,315
Accumulated deficit	(305,381,748)	(178,806,530)
Accumulated other comprehensive income	1,100,000	—
Total stockholders' deficit	(70,476,795)	(34,913,110)

Total Liabilities and Stockholders' Deficit	$55,453,710	$50,673,829
See accompanying notes to the condensed consolidated financial statements.

Workhorse Group Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

Net sales	$91,942	$5,508	$176,242	$369,690

Cost of sales	1,511,360	930,164	3,259,335	2,327,770
Gross loss	(1,419,418)	(924,656)	(3,083,093)	(1,958,080)

Operating expenses
Selling, general and administrative	3,949,081	1,996,054	9,514,868	4,086,944
Research and development	1,616,604	1,216,727	3,518,840	2,579,002
Total operating expenses	5,565,685	3,212,781	13,033,708	6,665,946

Other income	—	—	864,900	—

Loss from operations	(6,985,103)	(4,137,437)	(15,251,901)	(8,624,026)

Interest expense, net	124,346,806	15,922,763	111,323,317	17,700,346

Loss before provision for income taxes	(131,331,909)	(20,060,200)	(126,575,218)	(26,324,372)
Provision for income taxes	—	—	—	—

Net loss	(131,331,909)	(20,060,200)	(126,575,218)	(26,324,372)

Net loss attributable to common stockholders per share - basic and diluted	$(1.76)	$(0.33)	$(1.77)	$(0.44)

Weighted average number of common shares outstanding - basic and diluted	74,701,343	60,530,168	71,583,551	60,530,168
See accompanying notes to the condensed consolidated financial statements.

Workhorse Group Inc.
Condensed Consolidated Statements of Comprehensive Loss
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

Net loss	$(131,331,909)	$(20,060,200)	$(126,575,218)	$(26,324,372)

Other comprehensive income
Credit risk adjustment in fair value of Convertible Note	—	—	1,100,000	—

Comprehensive loss	$(131,331,909)	$(20,060,200)	$(125,475,218)	$(26,324,372)
See accompanying notes to the condensed consolidated financial statements.

Workhorse Group Inc.
Condensed Consolidated Statements of Stockholders’ Deficit
(Unaudited)

	Common Stock		Series A Preferred Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Deficit
	Number of Shares	Amount	Number of Shares	Amount
Balance as of March 31, 2019	61,496,990	$61,497	—	$—	$129,764,361	$(147,821,668)	$—	$(17,995,810)
Issuance of common stock	3,957,432	3,958	—	—	2,924,542	—	—	2,928,500
Stock options and warrants exercised	510,894	511	—	—	(511)	—	—	—
Deemed dividend	116,496	116	—	—	86,091	(86,207)	—	—
Stock-based compensation	—	—	—	—	185,848	—	—	185,848
Effect of reclassification of warrants	—	—	—	—	857,072			857,072
Value of warrants issued with preferred stock	—	—	—	—	6,709,961	—	—	6,709,961
Net loss for the three months ended June 30, 2019	—	—	—	—	—	(20,060,200)	—	(20,060,200)
Balance as of June 30, 2019	66,081,812	$66,082	—	$—	$140,527,364	$(167,968,075)	$—	$(27,374,629)

	Common Stock		Series A Preferred Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Deficit
	Number of Shares	Amount	Number of Shares	Amount
Balance as of December 31, 2018	58,270,934	$58,271	—	$—	$126,076,782	$(141,557,496)	$—	$(15,422,443)
Issuance of common stock	7,183,488	7,184	—	—	5,921,051	—	—	5,928,235
Stock options and warrants exercised	510,894	511	—	—	(511)	—	—	—
Deemed dividend	116,496	116	—	—	86,091	(86,207)	—	—
Stock-based compensation	—	—	—	—	876,918	—	—	876,918
Effect of reclassification of warrants	—	—	—	—	857,072			857,072
Value of warrants issued with preferred stock	—	—	—	—	6,709,961	—	—	6,709,961
Net loss for the six months ended June 30, 2019	—	—	—	—	—	(26,324,372)	—	(26,324,372)
Balance as of June 30, 2019	66,081,812	$66,082	—	$—	$140,527,364	$(167,968,075)	$—	$(27,374,629)

Workhorse Group Inc.
Condensed Consolidated Statements of Stockholders’ Deficit
(Unaudited)

	Common Stock		Series A Preferred Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Deficit
	Number of Shares	Amount	Number of Shares	Amount
Balance as of March 31, 2020	69,493,836	$69,494	—	$—	$150,883,717	$(174,049,839)	$1,100,000	$(21,996,628)
Stock options and warrants exercised, and vesting of restricted shares	12,479,122	12,479	—	—	46,902,920	—	—	46,915,399
Common stock issued for preferred stock dividends	308,642	309	—	—	499,691	—	—	500,000
Conversion of Convertible Note	6,837,381	6,837	—	—	33,534,630	—	—	33,541,467
Common stock issued for interest on Convertible Note	211,142	211	—	—	724,474	—	—	724,685
Stock-based compensation	—	—	—	—	1,170,191	—	—	1,170,191
Net loss for the three months ended June 30, 2020	—	—	—	—	—	(131,331,909)	—	(131,331,909)
Other comprehensive income	—	—	—	—	—	—	—	—
Balance as of June 30, 2020	89,330,123	$89,330	—	$—	$233,715,623	$(305,381,748)	$1,100,000	$(70,476,795)

	Common Stock		Series A Preferred Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Deficit
	Number of Shares	Amount	Number of Shares	Amount
Balance as of December 31, 2019	67,105,000	$67,105	—	$—	$143,826,315	$(178,806,530)	—	$(34,913,110)
Stock options and warrants exercised, and vesting of restricted shares	12,911,234	12,911	—	—	47,145,488	—	—	47,158,399
Common stock issued for preferred stock dividends	617,284	618	—	—	999,382	—	—	1,000,000
Conversion of Convertible Note	8,384,270	8,384	—	—	38,726,635	—	—	38,735,019
Common stock issued for interest on Convertible Note	312,335	312	—	—	988,585	—	—	988,897
Stock-based compensation	—	—	—	—	2,029,218	—	—	2,029,218
Net loss for the six months ended June 30, 2020	—	—	—	—	—	(126,575,218)	—	(126,575,218)
Other comprehensive income	—	—	—	—	—	—	1,100,000	1,100,000
Balance as of June 30, 2020	89,330,123	$89,330	—	$—	$233,715,623	$(305,381,748)	$1,100,000	$(70,476,795)

See accompanying notes to the condensed consolidated financial statements.

Workhorse Group Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
	2020	2019
Cash flows from operating activities:
Net loss	$(126,575,218)	$(26,324,372)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	368,372	193,786
Tooling expense	353,786	—
Amortization of discount and debt issuance costs on long-term debt	—	260,103
Amortization of discount on mandatorily redeemable Series B preferred stock	762,614	119,471
Change in fair value of Convertible Note and loss on conversion to common stock	96,145,019	—
Change in fair value of warrant liability	12,176,690	14,910,668
Change in fair value of investment in LMC	(864,900)	—
Dividends for mandatorily redeemable Series B preferred stock paid in common stock	1,000,000	—
Interest on Convertible Note paid in common stock	988,897	—
Stock-based compensation	2,029,218	876,918
Write down of inventory	—	22,221
Effects of changes in operating assets and liabilities:
Accounts and lease receivable	(15,348)	24,135
Inventory	(2,378,143)	313,712
Prepaid expenses	59,882	554,276
Accounts payable and accrued liabilities	296,047	(2,228,966)
Warranty liability	(1,922,095)	(485,209)
Customer deposits	(179,000)	(47,000)
Net cash used in operating activities	(17,754,179)	(11,810,257)

Cash flows from investing activities:
Capital expenditures	(974,115)	(2,965,372)
Net cash used in investing activities	(974,115)	(2,965,372)

Cash flows from financing activities:
Proceeds from long-term debt	1,411,000	5,854,140
Proceeds from issuance of Series B preferred stock	—	25,000,000
Issuance of common stock	—	5,928,235
Exercise of warrants and options	18,646,709	—
Net cash provided by financing activities	20,057,709	36,782,375

Change in cash and cash equivalents	1,329,415	22,006,746
Cash, cash equivalents and restricted cash, beginning of the period	24,868,416	1,512,750
Cash and cash equivalents, end of the period	$26,197,831	$23,519,496

Supplemental disclosure of non-cash activities:

During the six months ended June 30, 2020, the Company issued 8,384,270 shares of common stock in connection with the conversion of the Convertible Note, which were valued at $38,735,019. The Company recorded additional paid-in capital with the offset as a reduction to the fair value of the Convertible Note.

During the six months ended June 30, 2020, the change in fair value of the Convertible Note included a $1,100,000 adjustment attributed to changes in credit risk. The Company recorded other comprehensive income with the offset as a reduction to the fair value of the Convertible Note.

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
Basis of presentation
The financial statements have been prepared on a going concern basis, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has limited revenues and a history of negative working capital and stockholders’ deficits. Our existing capital resources are expected to be sufficient to fund our operations into 2022. Unless and until we are able to generate a sufficient amount of revenue, reduce our costs and/or enter into a strategic relationship, we expect to finance future cash needs through public and/or private offerings of equity securities and/or debt financings. If we are not able to obtain additional financing and/or substantially increase revenue from sales, we will be unable to continue as a going concern. These conditions raise substantial doubt about the ability of the Company to continue as a going concern.
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
Impact of COVID-19 Pandemic
In December 2019, a novel coronavirus disease (“COVID-19”) was reported and on January 30, 2020, the World Health Organization (“WHO”) declared it a Public Health Emergency of International Concern. On February 28, 2020, the WHO

raised its assessment of the COVID-19 threat from high to very high at a global level due to the continued increase in the number of cases and affected countries, and on March 11, 2020, the WHO characterized COVID-19 as a pandemic.
As of the date of this filing, our locations and primary suppliers continue to operate. However, the broader implications of COVID-19 on our results of operations and overall financial performance remain uncertain. We may experience constrained supply or other business disruptions that could materially impact our business, results of operations and overall financial performance in future periods. See Risk Factors for further discussion of the possible impact of the COVID-19 pandemic on our business.

2. INVENTORY, NET

Inventory, net consists of the following:

	June 30, 2020	December 31, 2019
Raw materials	$5,412,613	$3,741,097
Work in process	927,351	422,176
Finished goods	—	—
	6,339,964	4,163,273
Less inventory reserve	(2,163,675)	(2,365,127)
Total inventory, net	$4,176,289	$1,798,146

3. INVESTMENT IN LMC

The Company has a ten percent ownership interest in Lordstown Motors Corp. ("LMC") with a value of $13.1 million and $12.2 million as of June 30, 2020 and December 31, 2019, respectively. The investment was obtained pursuant to the transaction with LMC described below. During the six months ended June 30, 2020, the Company received additional shares as part of its anti-dilution feature with LMC, which were valued at approximately $0.9 million. There were no additional shares received during the three months ended June 30, 2020.

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
•One percent of the aggregate debt and equity commitments funded to LMC upon completion of the Capital Raise (the "Royalty Advance"). Any amount paid to the Company from the Capital Raise is non-refundable.
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
Disaggregation of Revenue
Our revenues related to the following types of business were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Automotive	$85,000	$—	$85,000	$240,000
Aviation	—	—	60,783	—
Other	6,942	5,508	30,459	129,690
Total revenues	$91,942	$5,508	$176,242	$369,690

5. CONVERTIBLE NOTE AND LONG-TERM DEBT
Convertible Note and long-term debt consist of the following:

	June 30, 2020	December 31, 2019
Convertible Note, at fair value	95,330,000	39,020,000

Long-term debt	1,411,000	—
Less current portion	(95,957,111)	(19,620,000)
Convertible Note and long-term debt, net of current portion	$783,889	$19,400,000

Convertible Note

Current Activity
The fair value of the Convertible Note as of June 30, 2020 and December 31, 2019 was $95.3 million and $39.0 million, respectively, and the contractual principal balance as of June 30, 2020 and December 31, 2019 was $18.5 million and $40.5 million, respectively. In electing the fair value option, the Company recognizes changes in fair value related to changes in credit risk, if any, in other comprehensive income and the remaining change in fair value in interest expense. For the six months ended June 30, 2020, the fair value of the Convertible Note increased $56.3 million which included a $1.1 million adjustment to other comprehensive income attributed to changes in credit risk and a $75.2 million adjustment to interest expense. The change related to credit risk was primarily caused by an increase in credit rating yield for comparable companies during the first quarter of 2020.
During the three months ended June 30, 2020, $17.5 million par value of the Convertible Note was converted to 6,837,381 shares of common stock resulting in a loss of $20.1 million, which is recorded in interest expense. During the six months ended June 30, 2020, $22.0 million par value of the Convertible Note was converted to 8,384,270 shares of common stock resulting in a loss of $21.0 million, which is recorded in interest expense.
Based on the contractual principal balance as of June 30, 2020, the number of warrants exercisable following the full or partial redemption of the Convertible Note is 6,975,410. The exercise price is the greater of the conversion price of the Convertible Note on the day the warrants become exercisable or the weighted average 30 day price of our common stock.
Subsequent Activity
The fair value of the Convertible Note as of the date of this filing is zero. During the period July 1, 2020 through August 3, 2020, the remaining $18.5 million par value of the Convertible Note was converted to 6,065,576 shares of common stock resulting in a loss of $14.9 million, which is recorded in interest expense. Based on the contractual principal balance, the number of warrants exercisable following the full redemption of the Convertible Note is zero.
Background
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

The Convertible Note was issued with 15,459,016 warrants to purchase common stock of the Company at an initial exercise price of $3.05. The warrants are only exercisable at the option of the Company following the full or partial redemption of the Convertible Note. In the event the Convertible Note is redeemed in part, the percentage of the warrants that will become exercisable upon such redemption will be equal to a percentage of the original principal amount of the Note redeemed at such time. Each exercise of the warrants entitles the holder to common shares equal to 115% of the total principal amount redeemed at such time divided by the conversion price. The Convertible Note and the warrants were determined to be freestanding instruments and were accounted for separately.

Paycheck Protection Program Term Note
On April 14, 2020, the Company entered into a Paycheck Protection Program Term Note (“PPP Term Note” or the “Note”) with PNC Bank, N.A. (“PNC”) under the Paycheck Protection Program of the recently enacted Coronavirus Aid, Relief, and Economic Security Act ("CARES Act"). The Company received total proceeds of $1.4 million from the PPP Term Note, which is due on April 13, 2022. In accordance with the requirements of the CARES Act, the Company will use the proceeds primarily for payroll costs. Interest accrues on the Note at the rate of 1.0% per annum. The Company may apply to PNC for forgiveness of the amount due on the Note which shall be an amount equal to the sum of payroll costs, mortgage interest, rent obligations and covered utility payments incurred during the eight weeks following disbursement on the Note.
Neither principal nor interest shall be due or payable during the period from April 14, 2020 through the six-month anniversary of the date of the Note. On November 15, 2020, the outstanding principal of the Note that is not forgiven shall convert to an amortizing term loan and shall be due and payable in equal monthly installments until April 13, 2022. Additionally on November 15, 2020, all accrued interest that is not forgiven shall be due and payable.
The Company has elected to account for the PPP Term Note as debt and will accrue interest over the term of the Note. During the six months ended June 30, 2020, the Company did not make any repayments or apply for forgiveness of any amount due on the Note.

Purchase Warrants

In December 31, 2018, the Company entered into a Credit Agreement (the "Credit Agreement"), with Marathon Asset Management, LP. In conjunction with entering into the Credit Agreement, the Company issued Common Stock Purchase Warrants (“Initial Warrants”) to purchase 8,053,390 shares of common stock at an exercise price of $1.25 per share. The Credit Agreement was paid in 2019. Until December 31, 2020, the Company must issue additional Warrants to the Lenders equal to 10%, in the aggregate, of any additional equity issuances on substantially the same terms and conditions of the Initial Warrants, except that (i) the expiration date shall be five years from the issuance date, (ii) the exercise price shall be equal to 110% of the issuance price per share in the relevant issuance, and (iii) the holder shall be entitled to exercise the warrant on a cashless basis at any time.

The Initial Warrants are classified as liability financial instruments and required to be marked-to-market at each balance sheet date with a corresponding charge to interest expense. The Initial Warrants were exercised during the six months ended June 30, 2020, resulting in the issuance of 8,053,390 shares of common stock. The Initial Warrants were marked-to-market at each exercise date, which resulted in a charge to interest expense of $12.2 million for the six months ended June 30, 2020. As of June 30, 2020 and December 31, 2019, the warrant liability for the Initial Warrants was zero and $16.3 million, respectively. Any additional warrants issued in connection with the Credit Agreement have been classified as equity instruments and are not required to be marked-to-market at each balance sheet date.

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
The Preferred Stock ranks senior to the Company’s common stock with respect to dividend rights and rights upon liquidation, winding-up or dissolution. The Preferred Stock is entitled to annual dividends at a rate equal to 8.0% per annum on the Stated Value. The Warrants have an exercise price of $1.62 per share and expire seven years from the date of issuance. Accrued dividends are payable quarterly in shares of common stock of the Company based on a fixed share price of $1.62. During the three and six months ended June 30, 2020, the Company issued 308,642 and 617,284 shares of common stock to the holders of the Preferred Stock, respectively.
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
The Preferred Stock and Warrants are considered freestanding financial instruments and have been accounted for separately. The Warrants are considered equity instruments and not marked-to-market at each reporting period. On the date of issuance, the value of the Warrants was $6.7 million, which was determined using the Black-Scholes valuation model. The fair value of the Warrants was recorded as an increase to additional paid-in capital and a discount of the Preferred Stock. The discount is being amortized to interest expense using the effective interest method through May 2023. Amortization of the discount for the three and six months ended June 30, 2020 was $0.4 million and $0.8 million, respectively.

7. STOCK-BASED COMPENSATION
The Company maintains, as approved by the board of directors, the 2019 Stock Incentive Plan (the "Plan") providing for the issuance of stock-based based awards to employees, officers, directors or consultants of the Company. Non-qualified stock options may only be granted with an exercise price equal to the market value of the Company’s common stock on the grant date. Awards under the Plan may be either vested or unvested options, or unvested restricted stock. The Plan has authorized 8,000,000 shares for issuance of stock-based awards. As of June 30, 2020, there were shares available for issuance of future stock awards, which includes 6,641,577 shares available under the 2019 and 2017 incentive plans.
Stock-based compensation expense
The following table summarizes stock-based compensation expense:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Stock options	$347,328	$185,848	$427,758	$876,918
Restricted stock	822,863	—	1,601,460	—
Total stock-based compensation	$1,170,191	$185,848	$2,029,218	$876,918

Stock options
The following table summarizes option activity for directors, officers, consultants and employees:

	Number of Options	Weighted Average Exercise Price per Option	Weighted Average Grant Date Fair Value per Option	Weighted Average Remaining Contractual Life (Years)
Balance, December 31, 2019	3,725,000	$2.32
Granted	875,075	1.81	0.61
Exercised	(22,500)	2.75
Forfeited	(117,594)	4.42
Expired	(12,500)	2.74
Balance, June 30, 2020	4,447,481	$2.16

Number of options exercisable at June 30, 2020	3,117,500	$2.39		5.4

As of June 30, 2020, unrecognized compensation expense was $0.6 million for unvested options which is expected to be recognized over the next 1.2 years.

Restricted stock
The following table summarizes restricted stock activity:

	Number of Unvested Shares	Weighted Average Grant Date Fair Value per Share
Balance, December 31, 2019	1,768,726	$2.57
Granted	643,220	2.67
Vested	(467,368)	2.53
Forfeited	—	—
Balance, June 30, 2020	1,944,578	$2.61

As of June 30, 2020, unrecognized compensation expense was $4.3 million for unvested restricted stock awards which is expected to be recognized over the next 2.1 years.

8. INCOME TAXES
As the Company has not generated taxable income since inception, the cumulative deferred tax assets remain fully reserved, and no provision or liability for federal or state income taxes has been included in the financial statements.

9. EARNINGS PER SHARE
Basic earnings per share is computed by dividing net loss available to common stockholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted earnings per share is calculated using the treasury stock method, on the basis of the weighted average number of shares outstanding plus the dilutive effect, if any, of stock options, unvested restricted stock and warrants. The if converted method is used for determining the impact of the Convertible Note.
The following table shows the computation of basic and diluted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net loss	$(131,331,909)	$(20,060,200)	$(126,575,218)	$(26,324,372)
Deemed dividends	—	86,207	—	86,207
Net income loss attributable to common stockholders	$(131,331,909)	$(20,146,407)	$(126,575,218)	$(26,410,579)

Basic weighted average shares outstanding	74,701,343	60,530,168	71,583,551	60,530,168
Dilutive effect of options and warrants	—	—	—	—
Dilutive effect of Convertible Note	—	—	—	—
Diluted weighted average shares outstanding	74,701,343	60,530,168	71,583,551	60,530,168

Anti-dilutive options and warrants excluded from diluted average shares outstanding	24,294,118	33,315,619	24,294,118	33,315,619

Excluded from the table above are the warrant shares related to the Convertible Note, which represent 11,803,279 and 13,278,689 warrants calculated using the if converted method for the three and six months ended June 30, 2020, respectively. The warrants are issuable at the option of the Company following the full or partial redemption of the Convertible Note. In the event the Convertible Note is redeemed, the percentage of the warrants that will be issued upon such redemption will be equal to the percentage of the principal amount at such time. Therefore, as the principal balance of the Convertible Note decreases, the number of potential warrants to be issued decreases proportionally.
Also excluded from the table above are the shares on the conversion of the Convertible Note, which represent 9,958,506 and 12,488,899 shares of common stock calculated using the if converted method for the three and six months ended June 30, 2020, respectively. The Convertible Note is convertible into shares of the Company's common stock.

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

11. STOCKHOLDERS' EQUITY

Warrants
In connection with the issuance of debt, common stock and preferred stock, the Company issued warrants to purchase shares of the Company's common stock. The following table summarizes warrant activity:

	Number of Warrants	Weighted Average Exercise Price per Warrant
Balance, December 31, 2019	30,527,776	$1.82
Granted, Marathon debt	68,586	1.78
Exercised	(12,651,146)	1.48
Expired	(43,157)	1.40
Balance, June 30, 2020	17,902,059	$2.06

The above table excludes 6,975,410 warrants issued with the Convertible Note. The warrants are only exercisable at the option of the Company following the full or partial redemption of the Convertible Note.

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

The Company's warrant liability is measured at fair value using Level 3 inputs on issuance and at each reporting date. Considerable judgment is required in interpreting market data to develop the estimates of fair value. Accordingly, the Company’s estimates are not necessarily indicative of the amounts that the Company, or holders of the instruments, could realize in a current market exchange. Significant assumptions used in the fair value models include: the estimates of the redemption dates; credit spreads; dividend payments; and the market price and volatility of the Company’s common stock. The use of different assumptions and/or estimation methodologies could have a material effect on the estimated fair values.
The following table sets forth a reconciliation of the warrant liability:

June 30, 2020
Warrant liability, beginning of year	$16,335,000
Exercise of warrants	(28,511,690)
Change in fair value for the period	12,176,690
Warrant liability, end of period	$—

The Company's Convertible Note is measured at fair value using Level 3 inputs on issuance and at each reporting date. Considerable judgment is required in interpreting market data to develop the estimates of fair value. Accordingly, the Company’s estimates are not necessarily indicative of the amounts that the Company, or holders of the instruments, could realize in a current market exchange. Significant assumptions used in the fair value model includes: the estimates of the redemption dates; credit spreads; and the market price and volatility of the Company’s common stock. The use of different assumptions and/or estimation methodologies could have a material effect on the estimated fair values.
The following table sets forth a reconciliation of the Convertible Note:

June 30, 2020
Convertible Note, beginning of year	$39,020,000
Conversion of Convertible Note into common stock	(38,735,019)
Change in fair value for the period and loss on conversion to common stock	96,145,019
Change in fair value for the period, attributed to changes in credit risk	(1,100,000)
Convertible Note, end of period	$95,330,000

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
High Trail Convertible Note
The Company entered into a securities purchase agreement, with HT Investments MA LLC pursuant to which the Company agreed to issue and sell a senior secured convertible note for the principal amount of $70.0 million (the “Note”). The closing of the offering took place on July 16, 2020.
The Company did not pay underwriting discounts or commissions. However, after discounts the proceeds before expenses were $69.0 million. The Company expects to use the net proceeds from this offering for working capital to finance the production of its trucks and for general corporate purposes.

The Note ranks equal with the Company’s outstanding senior secured note and senior to all unsecured debt of the Company, and will be due on July 1, 2023. Interest is payable quarterly beginning October 1, 2020 at a rate of 4.5% per annum. The Note is initially convertible at a rate of $19.00 per share, subject to customary anti-dilution adjustments and adjustments for certain corporate events.
Any principal repayment of the Note is at 110% of the par value (the “Repayment Price”). Beginning October 1, 2020, the holder of the Note may require the Company to redeem up to $3.5 million of the par value (“Redemption Payment”). Subject to certain limitations, the Company, at its discretion, can pay some or all of the Redemption Payment in cash or shares of common stock. The Company may redeem all (or any portion in excess of $8.0 million) of the Note at any time at the greater of (a) 115% of the conversion value, calculated based on the highest volume weighted average price during the period beginning 30 days prior to such redemption and ending the day prior to the redemption date, or (b) 105% of the Repayment Price, in each case plus accrued and unpaid interest.
Pursuant to the credit agreement entered into between the Company and Marathon Asset Management, LP, on behalf of certain entities it manages (the "Marathon Lenders") dated December 31, 2018, until December 31, 2020, the Company must issue additional warrants to the Marathon Lenders when the Company makes certain equity issuances, in amount equal to approximately 10% of the Company’s fully diluted equity interests, and on substantially the same terms and conditions of the initial warrants issued, except that (i) the expiration date shall be five years from the issuance date, (ii) the exercise price shall be equal to 110% of the issuance price per share in the relevant issuance, and (iii) the holder shall be entitled to exercise the warrant on a cashless basis at any time. Accordingly, the Company issued the Marathon Lenders warrants to acquire an aggregate of 409,356 shares of common stock exercisable at a price of $20.90 per share.
Lordstown Motors Corp. Merger
On November 7, 2019, the Company entered into a transaction with LMC pursuant to which the Company granted LMC a perpetual and worldwide license to certain intellectual property relating to the Company’s W-15 electric pickup truck platform and its related technology (the “Licensed Intellectual Property”) in exchange for royalties, equity interests in LMC, and other consideration (the “LMC Transaction”). LMC will endeavor to, among other things, raise sufficient third-party capital for the acquisition, retrofitting, and restart of the Lordstown Assembly Complex, and the ongoing operating costs it expects to incur (the “Capital Raise”). Among other consideration, LMC is required to pay the Company one percent of the aggregate debt and equity commitments funded to LMC upon completion of the Capital Raise (the “Royalty Advance”). LMC must also pay a one percent royalty on the gross sales price of the first 200,000 vehicles sold, but only to the extent that the aggregate amount of such royalty fees exceed the amount paid as the Royalty Advance.
In order to fully implement its business plan and close on the Capital Raise, on August 1, 2020, LMC entered into an Agreement and Plan of Merger (the “LMC Merger Agreement”) with DiamondPeak Holdings Corp., pursuant to which LMC agreed to merge with and into a subsidiary of DiamondPeak (the “LMC Merger”). The LMC Merger Agreement may be terminated under certain circumstance, including, termination at the option of either party if the LMC Merger is not consummated by February 1, 2021, and conditions precedent including no Material Adverse Effect (as defined in the Merger Agreement), the retention by LMC of certain key employees and LMC having cash on hand equal to or in excess of $300 million. The shareholders of LMC will receive in the aggregate 58% of the issued and outstanding shares of Class A Common Stock of DiamondPeak as of the closing of the LMC Merger. Further, on August 1, 2020, DiamondPeak entered into subscription agreements with certain investors, pursuant to which, DiamondPeak agreed to issue and sell, in private placements to close immediately prior to the closing of the LMC Merger, an aggregate of 50 million shares of Class A Common Stock for $10.00 per share.
In order to further define the Company’s rights with respect to LMC, the Company and LMC entered into an Agreement on August 1, 2020 pursuant to which the parties confirmed that the Company will own 9.99% of DiamondPeak following the closing of the LMC Merger and the Royalty Advance was defined as $4,750,000. Further, the Company has entered into a Registration Rights and Lock Up Agreement with DiamondPeak, which will become effective upon completion of the LMC Merger pursuant to which DiamondPeak has agreed to file a registration statement with the Securities and Exchange Commission, registering the Company’s shares of Class A Common Stock held in DiamondPeak within 45 days of the closing of the LMC Merger (the “Filing Deadline”) and to use reasonable efforts to have such registration statement declared effective within 60 days of the Filing Deadline, which may be extended up to 120 days in the event the Securities and Exchange Commission elects to review such registration statement. The Company has agreed, subject to certain exceptions, to not sell any of its shares of Class A Common Stock for a period of six months following the closing of the LMC Merger.

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
We are also in compliance with the Federal Motor Vehicle Safety Standards. The Environmental Protection Agency ("EPA") issued Workhorse a Certificate of Conformity ("COC") for our three C-Series trucks and this Certificate gives us permission to sell our vehicles in all 50 states. In addition to the EPA, we applied for and received an Executive Order that enables us to sell our vehicles in California and 13 other states that follow the California Air Resources Board standards. This allows us to have our vehicles on the California Hybrid Incentive Program, which provides a $50,000 incentive per truck.
Our HorseFly™ delivery drone is a custom designed, purpose-built drone that is fully integrated in our electric trucks. HorseFly is designed with a maximum gross weight of 30 lbs., a 10 lb. payload and a maximum air speed of 50 mph. It is designed and built to be rugged, consisting of redundant systems to further meet the FAA’s required rules and regulations. As part of the divestiture of SureFly in November 2019, the Company formed a 50/50 joint venture to which we contributed our HorseFly technology.

Results of Operations
Our condensed consolidated statements of operations data is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

Net sales	$91,942	$5,508	$176,242	$369,690

Cost of sales	1,511,360	930,164	3,259,335	2,327,770
Gross loss	(1,419,418)	(924,656)	(3,083,093)	(1,958,080)

Operating expenses
Selling, general and administrative	3,949,081	1,996,054	9,514,868	4,086,944
Research and development	1,616,604	1,216,727	3,518,840	2,579,002
Total operating expenses	5,565,685	3,212,781	13,033,708	6,665,946

Other income	—	—	864,900	—

Loss from operations	(6,985,103)	(4,137,437)	(15,251,901)	(8,624,026)

Interest expense, net	124,346,806	15,922,763	111,323,317	17,700,346

Loss before provision for income taxes	(131,331,909)	(20,060,200)	(126,575,218)	(26,324,372)
Provision for income taxes	—	—	—	—

Net loss	$(131,331,909)	$(20,060,200)	$(126,575,218)	$(26,324,372)
Net Sales
Net sales for the three months ended June 30, 2020 and 2019 were $92 thousand and $6 thousand, respectively. The increase in net sales is due to an increase in volume related to our initial production of the C-Series.
Net sales for the six months ended June 30, 2020 and 2019 were $0.2 million and $0.4 million, respectively. The decrease in net sales is primarily due to a strategic shift to development of the C-Series, which resulted in a decrease in volume of trucks sold.
Cost of Sales
Cost of sales for the three months ended June 30, 2020 and 2019 were $1.5 million and $0.9 million, respectively. The increase is primarily driven by increases in labor and materials relating to costs for the C-Series production.
Cost of sales for the six months ended June 30, 2020 and 2019 were $3.3 million and $2.3 million, respectively. The increase is primarily driven by increases in labor and materials relating to costs for the C-Series production.
Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses during the three months ended June 30, 2020 and 2019 were $3.9 million and $2.0 million, respectively. The increase in SG&A expenses is primarily due to increases in consulting expenses, higher employee-related costs and incentive stock expenses.
Selling, general and administrative (“SG&A”) expenses during the six months ended June 30, 2020 and 2019 were $9.5 million and $4.1 million, respectively. The increase in SG&A expenses is primarily due to recognition of $1.0 million of selling expense, higher employee-related costs and higher spending on consulting.
Research and Development Expenses
Research and development (“R&D”) expenses during the three months ended June 30, 2020 and 2019 were $1.6 million and $1.2 million, respectively. The increase in R&D expenses is primarily due to the finalization of the design of the C-Series.
Research and development (“R&D”) expenses during the six months ended June 30, 2020 and 2019 were $3.5 million and $2.6 million, respectively. The increase in R&D expenses is primarily due to the finalization of the design of the C-Series.
Interest Expense, Net
Interest expense, net is comprised of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Adjustment to fair value of Convertible Note and loss on conversion to common stock	$101,343,165	$—	$96,206,717	$—
Adjustment to fair value of warrant liability and loss on exercise of warrants	21,321,690	14,342,602	12,176,690	14,910,668
Contractual interest expense	1,031,737	1,205,894	1,954,575	2,139,619
Amortization of discount and debt issuance costs	385,031	403,061	762,615	684,647
Other	265,183	(28,794)	222,720	(34,588)
Total interest expense, net	$124,346,806	$15,922,763	$111,323,317	$17,700,346

Interest expense, net for the three months ended June 30, 2020 and 2019 was $124.3 million and $15.9 million, respectively. The change is primarily attributable to the fair value adjustment to our Convertible Note and loss on conversion to common stock of approximately $101.3 million and an increase in mark-to-market adjustments of approximately $7.0 million in 2020 compared to 2019 for warrants issued to lenders. Both changes were due to changes in the Company's stock price for the period.

Interest expense, net for the six months ended June 30, 2020 and 2019 was $111.3 million and $17.7 million, respectively. The change is primarily attributable to the fair value adjustment to our Convertible note of approximately $96.2 million partially offset by a $2.7 million decrease in our mark-to-market adjustments for warrants issued to lenders. Both changes were due to changes in the Company's stock price for the period.

Liquidity and Capital Resources
Cash Requirements
From inception, we have financed our operations primarily through sales of equity securities and issuance of debt. We have utilized this capital for research and development and to fund designing, building and delivering vehicles to customers and for working capital purposes.
As of June 30, 2020, we had approximately $26.2 million in cash and cash equivalents, as compared to approximately $23.9 million as of December 31, 2019, an increase of $2.3 million. The increase in cash and cash equivalents is primarily attributable to funds received from the exercise of existing warrants partially offset by spend related to C-Series production ramp up.

We believe our existing capital resources, including additional funds received from warrant exercises and the $70 million senior secured convertible note issued in July 2020, will be sufficient to support our current and projected funding requirements into 2022 at which time additional funding will be required.
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
For the three and six months ended June 30, 2020, we maintained an investment in a bank money market fund. Cash in excess of immediate requirements is invested with regard to liquidity and capital preservation. Wherever possible, we seek to minimize the potential effects of concentration and degrees of risk. We will continue to monitor the impact of the changes in the conditions of the credit and financial markets to our investment portfolio and assess if future changes in our investment strategy are necessary
Summary of Cash Flows

	Six Months Ended June 30,
	2020	2019
Net cash used in operating activities	$(17,754,179)	$(11,810,257)
Net cash used in investing activities	$(974,115)	$(2,965,372)
Net cash provided by financing activities	$20,057,709	$36,782,375

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
During the six months ended June 30, 2020 and 2019, net cash used in operating activities was $17.8 million and $11.8 million, respectively. The increase in net cash used in operations during the six months ended June 30, 2020 as compared to 2019 is primarily attributable to spend related to our ramp-up of the C-Series, including contract labor, employee-related costs and inventory build.
Cash Flows from Investing Activities
During the six months ended June 30, 2020 and 2019, net cash used in investing activities was $1.0 million and $3.0 million, respectively. The decrease in net cash used in investing activities is primarily driven by less capital expenditures during the current year than prior year.
Cash Flows from Financing Activities
During the six months ended June 30, 2020 and 2019, net cash provided by financing activities was $20.1 million and $36.8 million, respectively.
The significant financing activities that occurred in 2020 and 2019 include:
2020

•$18.6 million proceeds from exercise of warrants and options; and
•$1.4 million proceeds from PPP Term Note.
2019
•Issuance of Series B Preferred Stock with net proceeds of $25.0 million;
•Sale of common stock with net proceeds of $5.9 million; and
•$5.8 million drawn on the Marathon Tranche Two loan, which was paid off at the end of 2019.
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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the six months ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS

We are involved from time to time in legal proceedings incidental to the conduct of our business. Material legal proceedings which arose, or in which there were material developments, during the six months ended June 30, 2020 are discussed below.

On July 18, 2019, All Cell Technologies, LLC and Illinois Institute of Technology filed a Complaint for Patent Infringement against the Company in the United States District Court for the Southern District of Indiana (Civil Action No. 1:19-cv-2975) claiming infringement of US Patent No. 6,468,689, 6,942,944 and, 8,273,474. On February 28, 2020, the Court ordered a Settlement Conference between the parties for May 22, 2020 before the Magistrate Judge assigned to the case. On June 30, 2020, the Company and All Cell Technologies, LLC and Illinois Institute of Technology entered into a Settlement Agreement pursuant to which the Company was released from all claims by the parties in consideration of a payment of $250,000. The settlement payment was made in July 2020.

On October 15, 2019, Jennifer Johnson-Campbell, individually, and as administrator of the Estate of Cathy and Windham Johnson, deceased, and Jessica Tagney, Individually, filed a Complaint in the Superior Court of Dougherty County in the State of Georgia (Civil Action File No. 2019SUCV2019001345) against the Company in connection with the death of the plaintiff while operating a W-42 truck on October 19, 2017 claiming Strict Liability, Negligence and Punitive Damages. The Company does not believe it manufactured the W-42 that is the subject to the Complaint. On November 15, 2019, the Company removed this case to U.S. District Court for the Middle District of Georgia (Civil Action File No 1:19-cv-00209), and on December 6, 2019, timely filed a motion to dismiss for lack of personal jurisdiction and failure to state a claim, advising the court and the Plaintiffs that the Company was not the manufacturer of the subject W-42 truck and had insufficient contacts with the state of Georgia to justify the exercise of jurisdiction in Georgia. The Plaintiffs responded to the motion to dismiss on December 26, 2019 and subsequently filed a motion for leave to amend their complaint to add Workhorse Trucks, Inc., Navistar, and Workhorse Custom Chassis, LLC. The Company opposed the motion for leave to amend with respect to Workhorse Trucks, Inc. on the grounds that the proposed amendments would be futile, because Georgia courts do not have jurisdiction over either the Company or Workhorse Trucks, Inc. The motions are fully briefed and pending before the Court. In the event that the motion to dismiss is not granted, the Company will vigorously defend themselves and, among other things, move for summary judgment at the close of discovery on the grounds that these entities did not manufacture the subject truck.

On March 20, 2020, the Company filed a Complaint against Outlast Technologies LLC, a manufacturer of battery thermal management matrix products, in the United States District Court for the District of Colorado (Case No. 1:20-cv-00774-NRN) claiming breaches of the implied warranty against infringement and implied warranty for a particular purpose. The products at issue are the battery bricks that the Company is being accused of patent infringement over in the All Cell litigation described above. Following the settlement with All Cell Technologies, LLC, the Company elected to withdraw the Complaint filed against Outlast Technologies LLC.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Preferred Dividends
On June 5, 2019, the Company closed agreements for the sale of 1,250,000 units consisting of one share of Series B Preferred Stock (the “Preferred Stock”), with a stated value of $20.00 per share (the “Stated Value”) and a common stock purchase warrant to purchase 7.41 shares of the common stock (the “Warrants”) for an aggregate purchase price of $25.0 million. The Preferred Stock is not convertible and does not have voting rights. The Preferred Stock ranks senior to the Company’s common stock with respect to dividend rights and rights upon liquidation, winding-up or dissolution. The Preferred Stock is entitled to annual dividends at a rate equal to 8.0% per annum on the Stated Value. Accrued dividends are payable quarterly in shares of common stock of the Company based on a fixed share price of $1.62. During the three and six months ended June 30, 2020, the Company issued 308,642 and 617,284 shares of common stock to the holders of the Preferred Stock, respectively.
Warrant Exercise
During the six months ended June 30, 2020, the Company issued 12,651,146 shares of common stock in connection with the exercise of Common Stock Purchase Warrants in consideration of $18.6 million.
Marathon Warrants
Pursuant to the credit agreement entered into between the Company and Marathon Asset Management, LP, on behalf of certain entities it manages (the “Marathon Lenders”), dated December 31, 2018 (the “Marathon Agreement”), until December 31, 2020, the Company must issue additional warrants to the Marathon Lenders when the Company makes certain equity issuances, in amount equal to approximately 10% of the Company’s fully diluted equity interests, and on substantially the same terms and conditions of the initial warrants issued to the Marathon Lenders, except that (i) the expiration date shall be five years from the issuance date, (ii) the exercise price shall be equal to 110% of the issuance price per share in the relevant issuance, and (iii) the holder shall be entitled to exercise the warrant on a cashless basis at any time. Accordingly, the Company issued the Marathon Lenders warrants to acquire an aggregate of 409,356 shares of Common Stock exercisable at a price of $20.90 per share (the “Additional Warrants”) following the issuance of a senior secured convertible note in the principal amount of $70 million to HT Investments MA LLC. Further, following the issuance of the dividends in connection with the Preferred Stock, the Company issued the Marathon Lenders warrants to acquire 68,586 shares of common stock exercisable at a price of $1.782 per share.
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

WORKHORSE GROUP INC.

Dated: August 10, 2020	By:	/s/ Duane A. Hughes
Name: Duane A. Hughes Title: Chief Executive Officer (Principal Executive Officer)

Dated: August 10, 2020	By:	/s/ Steve Schrader
Name: Steve Schrader Title: Chief Financial Officer (Principal Financial Officer)

Dated: August 10, 2020	By:	/s/ Gregory T. Ackerson
Name: Gregory T. Ackerson Title: Corporate Controller (Principal Accounting Officer)