Form 10-Q
period 2020-09-30
Workhorse Group Inc.
filed 2020-11-09
CIK 1425287

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________
Commission file number: 001-37673
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

The number of shares of the Registrant's Common Stock, $0.001 par value per share, outstanding as of October 30, 2020, was 120,529,157.

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
All references in this Form 10-Q that refer to the “Company”, “Workhorse Group”, “Workhorse”, “we,” “us” or “our” are to Workhorse Group Inc.
ii

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Workhorse Group Inc.
Condensed Consolidated Balance Sheets

	September 30, 2020	December 31, 2019
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$80,222,741	$23,868,416
Restricted cash held in escrow	—	1,000,000
Accounts receivable, less allowance for doubtful accounts of $41,583 and zero at September 30, 2020 and December 31, 2019, respectively	527,796	7,921
Lease receivable, current	33,100	33,100
Inventory, net	5,965,710	1,798,146
Prepaid expenses	12,959,268	4,812,088
Total current assets	99,708,615	31,519,671

Property, plant and equipment, net	7,545,291	6,830,181
Investment in LMC	13,059,700	12,194,800
Lease receivable, long-term	134,694	129,177

Total Assets	$120,448,300	$50,673,829

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$1,467,778	$1,678,983
Accrued liabilities	4,295,753	3,105,184
Warranty liability	3,565,942	6,001,864
Warrant liability	—	16,335,000
Customer deposits	77,000	303,000
Current portion of long-term debt	862,278	—
Current portion of convertible notes, at fair value	121,817,001	19,620,000
Total current liabilities	132,085,752	47,044,031

Long-term debt	548,722	—
Convertible notes, at fair value	—	19,400,000
Mandatorily redeemable Series B preferred stock	—	19,142,908

Commitments and contingencies

Stockholders’ deficit:
Series A preferred stock, par value $0.001 per share, 75,000,000 shares authorized, zero shares issued and outstanding as of September 30, 2020 and December 31, 2019	—	—
Common stock, par value $0.001 per share, 250,000,000 shares authorized, 114,963,145 shares issued and outstanding as of September 30, 2020 and 67,105,000 shares issued and outstanding as of December 31, 2019	114,964	67,105
Additional paid-in capital	376,111,332	143,826,315
Accumulated deficit	(389,512,470)	(178,806,530)
Accumulated other comprehensive income	1,100,000	—
Total stockholders' deficit	(12,186,174)	(34,913,110)

Total Liabilities and Stockholders' Deficit	$120,448,300	$50,673,829
See accompanying notes to the condensed consolidated financial statements.

Workhorse Group Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

Net sales	$564,707	$4,258	$740,949	$373,948

Cost of sales	2,815,242	1,423,904	6,074,577	3,751,674
Gross loss	(2,250,535)	(1,419,646)	(5,333,628)	(3,377,726)

Operating expenses
Selling, general and administrative	5,950,058	2,551,406	15,464,926	6,638,350
Research and development	1,614,485	1,640,454	5,133,325	4,219,456
Total operating expenses	7,564,543	4,191,860	20,598,251	10,857,806

Other income	—	—	864,900	—

Loss from operations	(9,815,078)	(5,611,506)	(25,066,979)	(14,235,532)

Interest expense, net	74,315,644	5,882,081	185,638,961	23,582,427

Loss before provision for income taxes	(84,130,722)	(11,493,587)	(210,705,940)	(37,817,959)
Provision for income taxes	—	—	—	—

Net loss	(84,130,722)	(11,493,587)	(210,705,940)	(37,817,959)

Net loss attributable to common stockholders per share - basic and diluted	$(0.78)	$(0.17)	$(2.52)	$(0.60)

Weighted average number of common shares outstanding - basic and diluted	107,406,000	66,176,921	83,611,526	63,566,295
See accompanying notes to the condensed consolidated financial statements.

Workhorse Group Inc.
Condensed Consolidated Statements of Comprehensive Loss
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

Net loss	$(84,130,722)	$(11,493,587)	$(210,705,940)	$(37,817,959)

Other comprehensive income
Credit risk adjustment in fair value of Convertible Note	—	—	1,100,000	—

Comprehensive loss	$(84,130,722)	$(11,493,587)	$(209,605,940)	$(37,817,959)
See accompanying notes to the condensed consolidated financial statements.

Workhorse Group Inc.
Condensed Consolidated Statements of Stockholders’ Deficit
(Unaudited)

	Common Stock		Series A Preferred Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Deficit
	Number of Shares	Amount	Number of Shares	Amount
Balance as of June 30, 2019	66,081,812	$66,082	—	$—	$140,527,364	$(167,968,075)	$—	$(27,374,629)
Stock options and warrants exercised	6,330	6	—	—	1,967	—	—	1,973
Stock-based compensation	—	—	—	—	334,711	—	—	334,711
Common stock issued for payment of Series B Preferred Stock dividend	101,471	102	—	—	166,669	—	—	166,771
Net loss for the three months ended September 30, 2019	—	—	—	—	—	(11,493,587)	—	(11,493,587)
Balance as of September 30, 2019	66,189,613	$66,190	—	$—	$141,030,711	$(179,461,662)	$—	$(38,364,761)

	Common Stock		Series A Preferred Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Deficit
	Number of Shares	Amount	Number of Shares	Amount
Balance as of December 31, 2018	58,270,934	$58,271	—	$—	$126,076,782	$(141,557,496)	$—	$(15,422,443)
Issuance of common stock	7,183,488	7,184	—	—	5,921,051	—	—	5,928,235
Stock options and warrants exercised	517,224	517	—	—	1,456	—	—	1,973
Deemed dividend	116,496	116	—	—	86,091	(86,207)	—	—
Stock-based compensation	—	—	—	—	1,211,629	—	—	1,211,629
Effect of reclassification of warrants	—	—	—	—	857,072			857,072
Value of warrants issued with preferred stock	—	—	—	—	6,709,961	—	—	6,709,961
Common stock issued for payment of Series B Preferred Stock Dividend	101,471	102			166,669			166,771
Net loss for the nine months ended September 30, 2019	—	—	—	—	—	(37,817,959)	—	(37,817,959)
Balance as of September 30, 2019	66,189,613	$66,190	—	$—	$141,030,711	$(179,461,662)	$—	$(38,364,761)

Workhorse Group Inc.
Condensed Consolidated Statements of Stockholders’ Deficit
(Unaudited)

	Common Stock		Series A Preferred Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Deficit
	Number of Shares	Amount	Number of Shares	Amount
Balance as of June 30, 2020	89,330,123	$89,330	—	$—	$233,715,623	$(305,381,748)	$1,100,000	$(70,476,795)
Stock options and warrants exercised, and vesting of restricted shares	19,247,746	19,248	—	—	30,634,257	—	—	30,653,505
Common stock issued for preferred stock dividends	303,617	304	—	—	491,556	—	—	491,860
Conversion of Convertible Note	6,065,576	6,066	—	—	110,236,598	—	—	110,242,664
Common stock issued for interest on Convertible Note	16,083	16	—	—	294,782	—	—	294,798
Stock-based compensation	—	—	—	—	738,516	—	—	738,516
Net loss for the three months ended September 30, 2020	—	—	—	—	—	(84,130,722)	—	(84,130,722)
Other comprehensive income	—	—	—	—	—	—	—	—
Balance as of September 30, 2020	114,963,145	$114,964	—	$—	$376,111,332	$(389,512,470)	$1,100,000	$(12,186,174)

	Common Stock		Series A Preferred Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Deficit
	Number of Shares	Amount	Number of Shares	Amount
Balance as of December 31, 2019	67,105,000	$67,105	—	$—	$143,826,315	$(178,806,530)	—	$(34,913,110)
Stock options and warrants exercised, and vesting of restricted shares	32,158,980	32,159	—	—	77,779,745	—	—	77,811,904
Common stock issued for preferred stock dividends	920,901	922	—	—	1,490,938	—	—	1,491,860
Conversion of Convertible Note	14,449,846	14,450	—	—	148,963,233	—	—	148,977,683
Common stock issued for interest on Convertible Note	328,418	328	—	—	1,283,367	—	—	1,283,695
Stock-based compensation	—	—	—	—	2,767,734	—	—	2,767,734
Net loss for the nine months ended September 30, 2020	—	—	—	—	—	(210,705,940)	—	(210,705,940)
Other comprehensive income	—	—	—	—	—	—	1,100,000	1,100,000
Balance as of September 30, 2020	114,963,145	$114,964	—	$—	$376,111,332	$(389,512,470)	$1,100,000	$(12,186,174)

See accompanying notes to the condensed consolidated financial statements.

Workhorse Group Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
	2020	2019
Cash flows from operating activities:
Net loss	$(210,705,940)	$(37,817,959)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	574,287	291,287
Tooling expense	350,500	—
Amortization of discount and debt issuance costs on long-term debt	—	850,800
Amortization of discount and loss on redemption of on mandatorily redeemable Series B preferred stock	5,857,092	482,589
Change in fair value of Convertible Note and loss on conversion to common stock	163,949,684	—
Change in fair value of warrant liability	12,176,690	18,935,392
Change in fair value of investment in LMC	(864,900)	—
Dividends for mandatorily redeemable Series B preferred stock paid in common stock	1,491,860	—
Interest on Convertible Note paid in common stock	1,283,695	—
Stock-based compensation	2,767,734	1,213,602
Other	—	41,588
Effects of changes in operating assets and liabilities:
Accounts and lease receivable	(525,392)	33,863
Inventory	(4,167,564)	122,407
Prepaid expenses	(8,147,180)	(4,538,704)
Accounts payable and accrued liabilities	979,364	(3,128,203)
Warranty liability	(2,435,922)	(551,798)
Customer deposits	(226,000)	(72,000)
Net cash used in operating activities	(37,641,992)	(24,137,136)

Cash flows from investing activities:
Capital expenditures	(1,639,897)	(4,001,838)
Proceeds on disposition of property, plant and equipment	—	5,000
Net cash used in investing activities	(1,639,897)	(3,996,838)

Cash flows from financing activities:
Proceeds from Convertible Note II	68,925,000	—
Proceeds from long-term debt	1,411,000	5,854,140
Redemption of Series B preferred stock	(25,000,000)	—
Proceeds from issuance of Series B preferred stock	—	25,000,000
Issuance of common stock	—	5,928,235
Exercise of warrants and options and restricted share award activity	49,300,214	—
Net cash provided by financing activities	94,636,214	36,782,375

Change in cash and cash equivalents	55,354,325	8,648,401
Cash, cash equivalents and restricted cash, beginning of the period	24,868,416	1,512,750
Cash and cash equivalents, end of the period	$80,222,741	$10,161,151

Supplemental disclosure of non-cash activities:

During the nine months ended September 30, 2020, the Company issued 14.4 million shares of common stock in connection with the conversion of the Convertible Note, which were valued at $149.0 million. The Company recognized the conversion as an adjustment to additional paid-in capital with the offset as a reduction to the fair value of the Convertible Note.

During the nine months ended September 30, 2020, the change in fair value of the Convertible Note included a $1.1 million adjustment attributed to changes in credit risk. The Company recognized the adjustment as other comprehensive income with the offset as a reduction to the fair value of the Convertible Note.

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
Basis of presentation
The financial statements have been prepared on a going concern basis, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has limited revenues and a history of negative working capital and stockholders’ deficits. Our existing capital resources are expected to be sufficient to fund our operations for several years. Unless and until we are able to generate a sufficient amount of revenue, reduce our costs and/or enter into a strategic relationship, we expect to finance future cash needs through public and/or private offerings of equity securities and/or debt financings. If we are not able to obtain additional financing and/or substantially increase revenue from sales, we will be unable to continue as a going concern. These conditions raise substantial doubt about the ability of the Company to continue as a going concern.
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
Impact of COVID-19 Pandemic
In December 2019, a novel coronavirus disease (“COVID-19”) was reported. On January 30, 2020, the World Health Organization (“WHO”) declared COVID-19 a Public Health Emergency of International Concern. On February 28, 2020, the

WHO raised its assessment of the COVID-19 threat from high to very high at a global level due to the continued increase in the number of cases and affected countries, and on March 11, 2020, the WHO characterized COVID-19 as a pandemic.
As of September 30, 2020, our locations and primary suppliers continue to operate. However, the broader implications of COVID-19 on our results of operations and overall financial performance remain uncertain. We may experience constrained supply or other business disruptions that could materially impact our business, results of operations and overall financial performance in future periods. See Risk Factors for further discussion of the possible impact of the COVID-19 pandemic on our business.

2.    INVENTORY, NET

Inventory, net consists of the following:

	September 30, 2020	December 31, 2019
Raw materials	$7,310,381	$3,741,097
Work in process	526,384	422,176
Finished goods	—	—
	7,836,765	4,163,273
Less inventory reserve	(1,871,055)	(2,365,127)
Total inventory, net	$5,965,710	$1,798,146

3.    INVESTMENT IN LMC

The Company has a ten percent ownership interest in Lordstown Motors Corp. (“LMC”) with a value of $13.1 million and $12.2 million as of September 30, 2020 and December 31, 2019, respectively. The investment was obtained pursuant to the transaction with LMC described below.

We have elected the measurement alternative allowed under generally accepted accounting principles (“GAAP”) for our investment in LMC, which did not have a readily determinable fair value as of September 30, 2020. Under the measurement alternative, we measure this investment at cost, less any impairment, plus or minus changes resulting from observable price changes in orderly transactions in an identical or similar investment in LMC. During the nine months ended September 30, 2020, the Company received additional shares as part of its anti-dilution feature with LMC, which were valued at approximately $0.9 million. There were no transactions in identical or similar securities during the three months ended September 30, 2020.
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
LMC Merger
On August 1, 2020, LMC entered into an Agreement and Plan of Merger (the “Merger Agreement”) with DiamondPeak Holdings Corp., in which LMC agreed to merge with and into a subsidiary of DiamondPeak (the “LMC Merger”). The shareholders of LMC will receive in the aggregate 58% of the issued and outstanding shares of Class A Common Stock of DiamondPeak as of the closing of the LMC Merger. Further, on August 1, 2020, DiamondPeak entered into subscription agreements with certain investors in which DiamondPeak agreed to issue and sell an aggregate of 50.0 million shares of Class A Common Stock for $10.00 per share.
In order to further define the Company’s rights with respect to LMC, the Company and LMC entered into an Agreement on August 1, 2020, which confirmed that the Company will own 9.99% of DiamondPeak following the closing of the LMC Merger and the Royalty Advance was defined as $4.75 million. Further, DiamondPeak has agreed to register the Company’s shares of Class A Common Stock held in DiamondPeak. The Company has agreed, subject to certain exceptions, to not sell any of its shares of Class A Common Stock for a period of six months following the closing of the LMC Merger.
On October 23, 2020, DiamondPeak completed its merger with LMC and on October 26, 2020, the LMC shares of Class A Common Stock began trading on the Nasdaq Global Select market under the ticker symbol “RIDE.” Workhorse obtained approximately 16.5 million shares of Class A Common Stock in connection with the LMC Merger, which were valued at $13.05 per share as of October 30, 2020. The Company no longer has anti-dilution rights or similar protections following the merger.
As a result of the Merger, the Company's investment in LMC will no longer qualifty for the measurement alternative as the fair value will be readily determinable. As such, in future periods, the Company will hold its investment at fair value.

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
•One percent of the aggregate debt and equity commitments funded to LMC upon completion of the Capital Raise (the "Royalty Advance"). Any amount paid to the Company from the Capital Raise is non-refundable. In accordance with the Agreement entered into on August 1, 2020, the Royalty Advance was defined as $4.75 million.
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

The consideration includes a fixed and variable component:

•The fixed component consists of the ten percent ownership interest in LMC and any amounts received under the Minimum Royalty. The fair value of the LMC ownership interest received was $12.2 million on November 7, 2019.
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
As performance obligations are satisfied within one year from a given reporting date, we omit disclosures of the transaction price apportioned to remaining performance obligations on open orders.
Disaggregation of Revenue
Our revenues related to the following types of business were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Automotive	$560,327	$—	$645,327	$240,000
Aviation	—	—	60,783	—
Other	4,380	4,258	34,839	133,948
Total revenues	$564,707	$4,258	$740,949	$373,948

5.    CONVERTIBLE NOTES AND LONG-TERM DEBT
Convertible notes and long-term debt consist of the following:

	September 30, 2020	December 31, 2019
Convertible Note, at fair value	—	39,020,000
Convertible Note II, at fair value	121,817,001

Long-term debt	1,411,000	—
Less current portion	(122,679,279)	(19,620,000)
Convertible notes and long-term debt, net of current portion	$548,722	$19,400,000

High Trail Convertible Note II
Background
On July 16, 2020, the Company issued a $70.0 million par value convertible note (the“Convertible Note II” or “Note II”) due July 1, 2023. The Company has elected to account for Note II using the fair value option allowed under GAAP. Interest is payable quarterly beginning October 1, 2020 at a rate of 4.5% per annum. The Convertible Note II is initially convertible at a rate of $19.00 per share, subject to change for anti-dilution adjustments and adjustments for certain corporate events.
The Convertible Note II is a senior secured obligation of the Company secured by substantially all assets of the Company and ranks senior to all unsecured debt of the Company. Any principal repayment of Note II is at 110% of the par value. Beginning October 1, 2020, the holder of the Convertible Note II may require the Company to redeem up to $3.9 million par value. Subject to certain limitations, the Company can pay some or all of the redemption in cash or shares of common stock.
The fair value of the Convertible Note II as of September 30, 2020 was $121.8 million and the contractual principal balance was $70.0 million. In electing the fair value option, the Company recognizes changes in fair value related to changes in credit risk, if any, in other comprehensive income and the remaining change in fair value in interest expense. For the three and nine months ended September 30, 2020, the fair value of the Convertible Note II increased $52.9 million, which is recorded in interest expense.
The primary reason for electing the fair value option is for simplification and cost-benefit considerations of accounting for the Convertible Note II at fair value in its entirety versus bifurcation of the embedded derivatives. The significant inputs to the valuation of the Convertible Note at fair value are Level 3 inputs since they are not observable directly. The fair value of Note II as of September 30, 2020 was determined using the subsequent settlement cost of the note. The settlement cost is calculated as the number of shares issued in exchange for the Note II multiplied by the closing price of Workhorse common stock on October 13, 2020, which was $23.63 per share.
Subsequent Activity
On October 14, 2020, the Company exchanged the full $70.0 million outstanding principal amount of the Convertible Note II at a premium for approximately 5.2 million shares of common stock.
High Trail Convertible Note

Current Activity
The fair value of the Convertible Note (the “Convertible Note”) as of September 30, 2020 and December 31, 2019 was zero and $39.0 million, respectively, and the contractual principal balance as of September 30, 2020 and December 31, 2019 was zero and $40.5 million, respectively. In electing the fair value option, the Company recognizes changes in fair value related to changes in credit risk, if any, in other comprehensive income and the remaining change in fair value in interest expense. Fair value adjustments for the nine months ended September 30, 2020 were approximately $74.1 million, which included a $1.1 million adjustment to other comprehensive income attributed to changes in credit risk and a $75.2 million adjustment to interest expense. The change related to credit risk was primarily caused by an increase in credit rating yield for comparable companies during the first quarter of 2020.
During the three months ended September 30, 2020, $18.5 million par value of the Convertible Note was converted to 6.1 million shares of common stock resulting in a loss of $14.9 million, which is recorded in interest expense. During the nine months ended September 30, 2020, the remaining $40.5 million par value of the Convertible Note was converted in full to 14.4 million shares of common stock, resulting in a loss of $35.9 million, which is recorded in interest expense.
Background
On December 9, 2019, the Company issued a $41.0 million par value Convertible Note due November 2022, with a stated interest rate of 4.5% per annum. The Company elected to account for the Convertible Note using the fair value option allowed under GAAP. Interest is payable quarterly beginning February 1, 2020. The Convertible Note is initially convertible at a rate of $3.05 per share subject to change for anti-dilution adjustments for certain corporate events.
Any principal repayment of the Convertible Note is at 112% of the par value. Beginning March 1, 2020, the holder of the Convertible Note may require the Company to redeem up to $1.5 million par value (“Redemption Payment”) of the Convertible Note monthly. Subject to certain limitations, the Company at its discretion can pay some or all of Redemption Payment in cash or shares of common stock.
The Convertible Note is a senior secured obligation of the Company secured by substantially all assets of the Company and ranks senior to all unsecured debt of the Company. The Convertible Note contains certain covenants, including that we maintain a minimum of $8.0 million of liquidity, calculated as unrestricted, unencumbered cash and cash equivalents.
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
The Convertible Note was originally issued with 15.5 million warrants to purchase common stock of the Company at an initial exercise price of $3.05. The Convertible Note and the warrants were determined to be freestanding instruments and were accounted for separately. The warrants were only exercisable at the option of the Company following the full or partial redemption of the Convertible Note. The percentage of the warrants exercisable upon full or partial redemption of the Convertible Note is equal to a percentage of the original principal amount redeemed at such time. Therefore, as the principal balance of the Convertible Note was fully converted during the period, the number of warrants exercisable as of September 30, 2020 is zero.
Paycheck Protection Program Term Note

On April 14, 2020, the Company entered into a Paycheck Protection Program Term Note (“PPP Term Note” or the “Note”) with PNC Bank, N.A. (“PNC”) under the Paycheck Protection Program of the recently enacted Coronavirus Aid, Relief, and Economic Security Act ("CARES Act"). The Company received total proceeds of $1.4 million from the PPP Term Note, which is due on April 13, 2022. In accordance with the requirements of the CARES Act, the Company used the proceeds primarily for payroll costs. Interest accrues on the Note at the rate of 1.0% per annum. The Company may apply to PNC for forgiveness of the amount due on the Note which shall be an amount equal to the sum of payroll costs, mortgage interest, rent obligations and covered utility payments incurred during the eight weeks following disbursement on the Note.
Neither principal nor interest shall be due or payable during the period from April 14, 2020 through the six-month anniversary of the date of the Note. On November 15, 2020, the outstanding principal of the Note that is not forgiven shall convert to an amortizing term loan and shall be due and payable in equal monthly installments until April 13, 2022. Additionally, on November 15, 2020, all accrued interest that is not forgiven shall be due and payable.
The Company has elected to account for the PPP Term Note as debt and will accrue interest over the term of the Note. During the three and nine months ended September 30, 2020, the Company did not make any repayments or apply for forgiveness of any amount due on the Note.
As of October 30, 2020, the Company applied for forgiveness of the full amount due on the Note.

Purchase Warrants

In December 31, 2018, the Company entered into a Credit Agreement (the "Credit Agreement"), with Marathon Asset Management, LP. In conjunction with entering into the Credit Agreement, the Company issued Common Stock Purchase Warrants (“Initial Warrants”) to purchase 8.1 million shares of common stock at an exercise price of $1.25 per share. The Credit Agreement was paid in 2019. Until December 31, 2020, the Company must issue additional Warrants to the Lenders equal to 10%, in the aggregate, of any additional equity issuances on substantially the same terms and conditions of the Initial Warrants, except that (i) the expiration date shall be five years from the issuance date, (ii) the exercise price shall be equal to 110% of the issuance price per share in the relevant issuance, and (iii) the holder shall be entitled to exercise the warrant on a cashless basis at any time.

The Initial Warrants are classified as liability financial instruments and required to be marked-to-market at each balance sheet date with a corresponding charge to interest expense. The Initial Warrants were exercised during the nine months ended September 30, 2020, resulting in the issuance of 8.1 million shares of common stock. The Initial Warrants were marked-to-market at each exercise date, which resulted in a charge to interest expense of $12.2 million for the nine months ended September 30, 2020. As of September 30, 2020 and December 31, 2019, the warrant liability for the Initial Warrants was zero and $16.3 million, respectively. Any additional warrants issued in connection with the Credit Agreement have been classified as equity instruments and are not required to be marked-to-market at each balance sheet date.

6.    MANDATORILY REDEEMABLE SERIES B PREFERRED STOCK
On June 5, 2019, the Company closed agreements for the sale of 1,250,000 units consisting of one share of Series B Preferred Stock (the “Preferred Stock”), with a stated value of $20.00 per share (the “Stated Value”) and a common stock purchase warrant to purchase 7.41 shares of the common stock (the “Warrants”) for an aggregate purchase price of $25.0 million. The Preferred Stock was not convertible and did not hold voting rights.
The Preferred Stock ranked senior to the Company’s common stock with respect to dividend rights and rights upon liquidation, winding-up or dissolution. The Preferred Stock was entitled to annual dividends at a rate equal to 8.0% per annum on the Stated Value. The Warrants have an exercise price of $1.62 per share and expire seven years from the date of issuance. Accrued dividends are payable quarterly in shares of common stock of the Company based on a fixed share price of $1.62. During the three and nine months ended September 30, 2020, the Company issued 0.3 million and 0.9 million shares of common stock to the holders of the Preferred Stock, respectively.
As the Preferred Stock was mandatorily redeemable, it was classified as a liability on the condensed consolidated balance sheets. All dividends payable on the Preferred Stock are classified as interest expense.
The Preferred Stock and Warrants were considered freestanding financial instruments and were accounted for separately. The Warrants were considered equity instruments and not marked-to-market at each reporting period. On the date of issuance, the value of the Warrants was $6.7 million, which was determined using the Black-Scholes valuation model. The fair value of the Warrants was recorded as an increase to additional paid-in capital and a discount of the Preferred Stock. The discount was amortized to interest expense using the effective interest method. Amortization of the discount for the three and nine months ended September 30, 2020 was $0.4 million and $1.1 million, respectively.
On September 28, 2020, the Company redeemed its Series B Preferred Stock in full for cash. Dividends on all shares of Series B Preferred Stock were paid in full as of the redemption date and will cease to accumulate. The Company recognized a loss on redemption of approximately $4.7 million related to the remaining unamortized discount, which is recorded within interest expense.

7.    STOCK-BASED COMPENSATION
The Company maintains, as approved by the board of directors, the 2019 Stock Incentive Plan (the “Plan”) providing for the issuance of stock-based based awards to employees, officers, directors or consultants of the Company. Non-qualified stock options may only be granted with an exercise price equal to the market value of the Company’s common stock on the grant date. Awards under the Plan may be either vested or unvested options, or unvested restricted stock. The Plan has authorized 8.0 million shares for issuance of stock-based awards. As of September 30, 2020, there were shares available for issuance of future stock awards, which includes approximately 6.6 million shares available under the 2019 and 2017 incentive plans.
Stock-based compensation expense
The following table summarizes stock-based compensation expense:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Stock options	$302,806	$334,711	$730,564	$1,211,629
Restricted stock	435,710	—	2,037,170	—
Total stock-based compensation	$738,516	$334,711	$2,767,734	$1,211,629

Stock options
The following table summarizes option activity for directors, officers, consultants and employees:

	Number of Options	Weighted Average Exercise Price per Option	Weighted Average Grant Date Fair Value per Option	Weighted Average Remaining Contractual Life (Years)
Balance, December 31, 2019	3,725,000	$2.32
Granted	875,075	1.81	0.61
Exercised	(1,458,655)	2.44
Forfeited	(118,943)	5.82
Expired	(20,000)	2.37
Balance, September 30, 2020	3,002,477	$2.04

Number of options exercisable at September 30, 2020	1,755,345	$2.26		6.7

As of September 30, 2020, unrecognized compensation expense was $0.3 million for unvested options which is expected to be recognized over the next 1.7 years.

Restricted stock
The following table summarizes restricted stock activity:

	Number of Unvested Shares	Weighted Average Grant Date Fair Value per Share
Balance, December 31, 2019	1,768,726	$2.57
Granted	643,220	2.67
Vested	(763,626)	2.55
Forfeited	—	—
Balance, September 30, 2020	1,648,320	$2.61

As of September 30, 2020, unrecognized compensation expense was $3.4 million for unvested restricted stock awards which is expected to be recognized over the next 2.0 years.

8.    INCOME TAXES
As the Company has not generated taxable income since inception, the cumulative deferred tax assets remain fully reserved, and no provision or liability for federal or state income taxes has been included in the financial statements.

9.    EARNINGS PER SHARE
Basic earnings per share is computed by dividing net loss available to common stockholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted earnings per share is calculated using the treasury stock method, on the basis of the weighted average number of shares outstanding plus the dilutive effect, if any, of stock options, unvested restricted stock and warrants. The if converted method is used for determining the impact of the convertible notes.
The following table shows the computation of basic and diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net loss	$(84,130,722)	$(11,493,587)	$(210,705,940)	$(37,817,959)
Deemed dividends	—	—	—	86,207
Net loss attributable to common stockholders	$(84,130,722)	$(11,493,587)	$(210,705,940)	$(37,904,166)

Basic weighted average shares outstanding	107,406,000	66,176,921	83,611,526	63,566,295
Dilutive effect of options and warrants	—	—	—	—
Dilutive effect of Convertible Note	—	—	—	—
Diluted weighted average shares outstanding	107,406,000	66,176,921	83,611,526	63,566,295

Anti-dilutive options and warrants excluded from diluted average shares outstanding	5,948,219	32,917,619	5,948,219	32,917,619

Excluded from the table above are the warrant shares related to the Convertible Note, which represent 6.1 million and 13.3 million warrants calculated using the if converted method for the three and nine months ended September 30, 2020, respectively.

Also excluded from the table above are the shares on the conversion of the Convertible Note, which represent 1.0 million and 4.8 million shares of common stock calculated using the if converted method for the three and nine months ended September 30, 2020, respectively. The Convertible Note is convertible into shares of the Company's common stock.

10.    RECENT ACCOUNTING DEVELOPMENTS

Accounting Standards Recently Adopted
In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-13, Measurement of Credit Losses on Financial Instruments, which requires entities to use a new impairment model based on current expected credit losses rather than incurred losses. Estimated credit losses under the ASU consider relevant information about past events, current conditions and reasonable and supportable forecasts that affect the collectability of financial assets, resulting in recognition of lifetime expected credit losses at initial recognition of the related asset. The Company adopted the ASU as of January 1, 2020. The adoption of this guidance did not have a material impact on the Company's financial condition and operations.
Accounting Standards Not Yet Adopted
In August 2020, the FASB issued ASU 2020-06, Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. The ASU simplifies the accounting for certain convertible instruments, amends the guidance on derivative scope exceptions for contracts in an entity's own equity and requires the use of the if-converted method for calculating diluted earnings per share. The ASU removes separation models for convertible debt with a cash conversion feature. Such convertible instruments will be accounted for as a single liability measured at amortized cost. The ASU is effective for interim and annual periods beginning after December 15, 2021, with early adoption permitted after December 15, 2020. Adoption of the ASU can either be on a modified retrospective or full retrospective basis. The Company is currently evaluating the impacts of this ASU on our financial statements.

11.    STOCKHOLDERS' EQUITY

Warrants
In connection with the issuance of debt, common stock and preferred stock, the Company issued warrants to purchase shares of the Company's common stock. The following table summarizes warrant activity:

	Number of Warrants	Weighted Average Exercise Price per Warrant
Balance, December 31, 2019	30,527,776	$1.82
Granted, Marathon debt	512,235	17.06
Exercised	(29,697,049)	1.85
Expired	(45,540)	1.60
Balance, September 30, 2020	1,297,422	$9.99

2019 Stock Offerings
In February 2019, the Company sold 1.6 million shares of common stock to investors (the “February 2019 Investors”) for net proceeds of $1.5 million. Through July 2019, if the Company issued shares of its common stock for a lower price per share than the price paid by the February 2019 Investors (a “Down Round”), the Company was required to issue additional shares of common stock (for no additional consideration) resulting in the effective purchase price per share being equal to the purchase price per share paid in the Down Round. On May 1, 2019 the Down Round provision of the agreement was triggered and an additional 116,496 shares of common stock were issued to the February 2019 Investors which was accounted for as a $86,207 deemed dividend. The deemed dividend was recorded as a reduction of retained earnings and increase in additional paid-in-capital and increased the net loss to common shareholders by the same amount.
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

During the three months ended March 31, 2019, the Company issued 1.6 million shares under this agreement for net proceeds of approximately $1.5 million. This agreement was canceled in the first quarter of 2019.
On May 1, 2019, the Company closed a registered public offering for the sale of 4.0 million shares of Common Stock for a purchase price of $0.74 per share. The net proceeds to the Company were approximately $2.9 million.

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

September 30, 2020
Warrant liability, beginning of year	$16,335,000
Exercise of warrants	(28,511,690)
Change in fair value for the period	12,176,690
Warrant liability, end of period	$—

The Company's convertible notes are measured at fair value using Level 3 inputs on issuance and at each reporting date. Considerable judgment is required in interpreting market data to develop the estimates of fair value. Accordingly, the Company’s estimates are not necessarily indicative of the amounts that the Company, or holders of the instruments, could realize in a current market exchange. Significant assumptions used in the fair value model includes: the estimates of the redemption dates; credit spreads; and the market price and volatility of the Company’s common stock. The use of different assumptions and/or estimation methodologies could have a material effect on the estimated fair values.
The following table sets forth a reconciliation of the Convertible Note:

September 30, 2020
Convertible Note, beginning of year	$39,020,000
Conversion of Convertible Note into common stock	(148,977,683)
Change in fair value for the period and loss on conversion to common stock	111,057,683
Change in fair value for the period, attributed to changes in credit risk	(1,100,000)
Convertible Note, end of period	$—

The following table sets forth a reconciliation of the Convertible Note II:

September 30, 2020
Convertible Note II, beginning of year	$—
Fair value of Convertible Note II on issuance	68,925,000
Conversion of Convertible Note II into common stock	—
Change in fair value for the period	52,892,001
Change in fair value for the period, attributed to changes in credit risk	—
Convertible Note II, end of period	$121,817,001

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
4.0% Senior Secured Convertible Notes Due 2024
On October 14, 2020 the Company issued $200 million par value convertible notes (the “Convertible Note III” or “Note III”) due October 14, 2024. Note III is a senior secured obligation of the Company, and ranks senior to all unsecured debt of the Company. Interest is payable quarterly beginning January 15, 2021 at a rate of 4.0% per annum. The interest rate on the Note III may be reduced to 2.75% if the Company meets certain conditions. The Convertible Note III is convertible at a rate of $35.29, subject to change for anti-dilution adjustments and adjustments for certain corporate events. Note III will generally not be redeemable at the option of the Company prior to the third anniversary of their issue date.

The Convertible Note III is guaranteed by all the Company’s current and future subsidiaries and are secured by substantially all the assets of the Company and its subsidiaries. The Company is required to hold the proceeds of the Convertible Note III in escrow until it completes certain requirements related to the collateral. Note III includes certain covenants, including limitations on liens, additional indebtedness, investments, and dividends and other restricted payments, and customary events of default. In connection with Note III, the Company entered into a security agreement, including customary covenants and agreements governing the collateral.

The Company paid commissions in connection with the Convertible Note III, reducing the proceeds to the Company to approximately $194.5 million. The Company expects to use the net proceeds from this offering to increase and accelerate production volume, advance new products to market, and support current working capital and other general corporate purposes.

Impact of COVID-19 Pandemic

The Company has recently experienced an outbreak of COVID-19 cases amongst our employees. As of the date of this filing, approximately 36% of our production employees have tested positive for COVID-19 or are currently awaiting test results. Additionally, several of our suppliers have experienced capacity constraints due to the pandemic, which has limited their shipment volumes. As a result, we expect a significant reduction to our planned production volume in the fourth quarter of 2020.

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

Workhorse electric delivery trucks are in use by our customers on U.S. roads. Our delivery customers include companies such as UPS, FedEx, Alpha Baking and W.B. Mason. Data from our in-house developed telematics system demonstrates our vehicles on the road are averaging approximately a 500% increase in fuel economy as compared to conventional gasoline-based trucks of the same size and duty cycle. In addition to improved fuel economy, we anticipate that the performance of our vehicles on-route will reduce long-term vehicle maintenance expense by approximately 60% as compared to fossil-fueled trucks.

We are an OEM capable of manufacturing Class 2-6 commercial-grade, medium-duty trucks at our Union City, Indiana facility, marketed under the Workhorse® brand.

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

The Workhorse C-Series electric delivery truck platform will be available in multiple size configurations, 450, 650 and 1,000 cubic feet. This ultra-low floor platform incorporates state-of-the-art safety features, economy and performance. We expect these vehicles offer fleet operators the most favorable total cost-of-ownership of any comparable vehicle available today. We believe we are the first American OEM to market a U.S. built electric delivery truck, and early indications of fleet interest are significant. We expect the C-Series trucks will be supported by our Ryder Systems and Hitachi partnerships.

We are also in compliance with the Federal Motor Vehicle Safety Standards. The Environmental Protection Agency ("EPA") issued Workhorse a Certificate of Conformity (“COC”) for our four C-Series truck variants and this Certificate gives us permission to sell our vehicles in all 50 states. In addition to the EPA, we applied for and received an Executive Order that enables us to sell our vehicles in California and 13 other states that follow the California Air Resources Board standards. This allows us to have our vehicles on the California Hybrid Vehicle Incentive Program, which provides the buyer with a $50,000 incentive per truck. Additionally, Workhorse's 2020 model year C-1000 Standard Range and C-650 Extended Range electric step vans were deemed eligible for monetary vouchers of up to $48,328 and $44,328 per vehicle, respectively. Under the rules of the New York Truck Voucher Incentive Program (“NYTVIP”), in order to receive the full voucher amount, vehicle purchasers must replace, or scrap, an existing diesel-powered vehicle for each NYTVIP eligible vehicle in its place.

Our HorseFly™ delivery drone is a custom designed, purpose-built drone that is fully integrated in our electric trucks. HorseFly is designed with a maximum gross weight of 30 lbs., a 10 lb. payload and a maximum air speed of 50 mph. It is designed and built to be rugged, consisting of redundant systems to further meet the Federal Aviation Administration's (“FAA”) required rules and regulations. As part of the divestiture of the SureFly assets in November 2019, the Company formed a 50/50 joint venture to which we contributed our HorseFly technology for commercial licensing purposes.

Results of Operations
Our condensed consolidated statements of operations data is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

Net sales	$564,707	$4,258	$740,949	$373,948

Cost of sales	2,815,242	1,423,904	6,074,577	3,751,674
Gross loss	(2,250,535)	(1,419,646)	(5,333,628)	(3,377,726)

Operating expenses
Selling, general and administrative	5,950,058	2,551,406	15,464,926	6,638,350
Research and development	1,614,485	1,640,454	5,133,325	4,219,456
Total operating expenses	7,564,543	4,191,860	20,598,251	10,857,806

Other income	—	—	864,900	—

Loss from operations	(9,815,078)	(5,611,506)	(25,066,979)	(14,235,532)

Interest expense, net	74,315,644	5,882,081	185,638,961	23,582,427

Loss before provision for income taxes	(84,130,722)	(11,493,587)	(210,705,940)	(37,817,959)
Provision for income taxes	—	—	—	—

Net loss	$(84,130,722)	$(11,493,587)	$(210,705,940)	$(37,817,959)
Net Sales
Net sales for the three months ended September 30, 2020 and 2019 were $565 thousand and $4 thousand, respectively. The increase in net sales is primarily due to an increase in volume related to our initial production of the C-Series electric delivery truck.
Net sales for the nine months ended September 30, 2020 and 2019 were $0.7 million and $0.4 million, respectively. The increase in net sales is primarily due to an increase in volume related to our initial production of the C-Series electric delivery truck.
Cost of Sales
Cost of sales for the three months ended September 30, 2020 and 2019 were $2.8 million and $1.4 million, respectively. The increase in cost of sales is due to an increase in volume related to our initial production of the C-Series electric delivery truck.
Cost of sales for the nine months ended September 30, 2020 and 2019 were $6.1 million and $3.8 million, respectively. The increase in cost of sales is due to an increase in volume related to our initial production of the C-Series electric delivery truck, in addition to increases in labor and materials related to costs for the C-Series production.
Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses during the three months ended September 30, 2020 and 2019 were $6.0 million and $2.6 million, respectively. The increase in SG&A expenses is primarily due to increases in consulting expenses, higher employee-related costs and incentive stock compensation expenses.
Selling, general and administrative (“SG&A”) expenses during the nine months ended September 30, 2020 and 2019 were $15.5 million and $6.6 million, respectively. The increase in SG&A expenses is primarily due to increases in consulting expenses, higher employee-related costs and incentive stock compensation expenses, and recognition of $1.0 million of selling expense.
Research and Development Expenses
Research and development (“R&D”) expenses during the nine months ended September 30, 2020 and 2019 were $5.1 million and $4.2 million, respectively. The increase in R&D expenses is primarily due to the finalization of the design of the C-Series and the HorseFly™ delivery drone.
Interest Expense, Net
Interest expense, net is comprised of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Adjustment to fair value of convertible notes and loss on conversion to common stock	$67,942,400	$—	$164,149,117	$—
Adjustment to fair value of warrant liability and loss on exercise of warrants	—	4,024,725	12,176,690	18,935,393
Contractual interest expense	1,157,671	1,263,859	3,112,246	3,403,478
Amortization of discount and debt issuance costs	383,844	648,742	1,146,459	1,333,389
Loss on redemption of Series B Preferred Stock	4,710,634	—	4,710,634	—
Other	121,095	(55,245)	343,815	(89,833)
Total interest expense, net	$74,315,644	$5,882,081	$185,638,961	$23,582,427

Interest expense, net for the three months ended September 30, 2020 and 2019 was $74.3 million and $5.9 million, respectively. The change is primarily attributable to fair value adjustments to our convertible notes and loss on conversion to common stock of approximately $67.9 million and a loss on the redemption of our Series B Preferred Stock of approximately $4.7 million.

Interest expense, net for the nine months ended September 30, 2020 and 2019 was $185.6 million and $23.6 million, respectively. The change is primarily attributable to fair value adjustments to our convertible notes and loss on conversion to common stock of approximately $164.1 million.
Liquidity and Capital Resources
Cash Requirements
From inception, we have financed our operations primarily through sales of equity securities and issuance of debt. We have utilized this capital for research and development and to fund designing, building and delivering vehicles to customers and for working capital purposes.
As of September 30, 2020, we had approximately $80.2 million in cash and cash equivalents, as compared to approximately $23.9 million as of December 31, 2019, an increase of $56.3 million. The increase in cash and cash equivalents is primarily attributable to funds received from the $70.0 million senior secured convertible note issued in July 2020 and the exercise of existing warrants, partially offset by a $25.0 million decrease for redemption of the Series B Preferred Stock and spend related to C-Series production ramp up.

We believe our existing capital resources, including additional funds received from the $200.0 million senior secured convertible note issued in October 2020, will be sufficient to support our current and projected funding requirements for several years.
With the exception of royalty payments that we may receive under our existing collaborations, we do not currently have any committed future funding. To the extent we raise additional capital by issuing equity securities, our stockholders may at that time experience dilution. Any debt financing that we are able to obtain may involve operating covenants that restrict our business.
Our future funding requirements will depend upon many factors, including, but not limited to:
•our ability to acquire or license other technologies we may seek to pursue;
•our ability to manage our growth;
•competing technological and market developments;
•the costs and timing of obtaining, enforcing and defending our patent and other intellectual property rights; and
•expenses associated with any unforeseen litigation.
For the three and nine months ended September 30, 2020, we maintained an investment in a bank money market fund. Cash in excess of immediate requirements is invested to consider liquidity and capital preservation. Wherever possible, we seek to minimize the potential effects of concentration and degrees of risk. We will continue to monitor the impact of the changes in the conditions of the credit and financial markets to our investment portfolio and assess if future changes in our investment strategy are necessary.
Summary of Cash Flows

	Nine Months Ended September 30,
	2020	2019
Net cash used in operating activities	$(37,641,992)	$(24,137,136)
Net cash used in investing activities	$(1,639,897)	$(3,996,838)
Net cash provided by financing activities	$94,636,214	$36,782,375

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
During the nine months ended September 30, 2020 and 2019, net cash used in operating activities was $37.6 million and $24.1 million, respectively. The increase in net cash used in operations during the nine months ended September 30, 2020 as compared to 2019 is primarily attributable to spend related to our ramp-up of the C-Series, including contract labor, employee-related costs and inventory build.
Cash Flows from Investing Activities
During the nine months ended September 30, 2020 and 2019, net cash used in investing activities was $1.6 million and $4.0 million, respectively. The decrease in net cash used in investing activities is primarily driven by less capital expenditures during the current year than prior year.
Cash Flows from Financing Activities
During the nine months ended September 30, 2020 and 2019, net cash provided by financing activities was $94.6 million and $36.8 million, respectively.
The significant financing activities that occurred in 2020 and 2019 include:
2020
•$25.0 million paid for redemption of Series B Preferred Stock;

•$68.9 million proceeds from Convertible Note II;
•$49.3 million net proceeds from exercise of warrants and options;
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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the nine months ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS

We are involved from time to time in legal proceedings incidental to the conduct of our business. Material legal proceedings which arose, or in which there were material developments, during the nine months ended September 30, 2020 are discussed below.

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

On October 15, 2019, Jennifer Johnson-Campbell, individually, and as administrator of the Estate of Cathy and Windham Johnson, deceased, and Jessica Tagney, Individually, filed a Complaint in the Superior Court of Dougherty County in the State of Georgia (Civil Action File No. 2019SUCV2019001345) against the Company in connection with the death of the plaintiff while operating a W-42 truck on October 19, 2017 claiming Strict Liability, Negligence and Punitive Damages. The Company does not believe it manufactured the W-42 that is the subject to the Complaint. On November 15, 2019, the Company removed this case to U.S. District Court for the Middle District of Georgia (Civil Action File No 1:19-cv-00209) (the “Federal Court”), and on December 6, 2019, timely filed a motion to dismiss for lack of personal jurisdiction and failure to state a claim, advising the court and the Plaintiffs that the Company was not the manufacturer of the subject W-42 truck and had insufficient contacts with the state of Georgia to justify the exercise of jurisdiction in Georgia. The Plaintiffs responded to the motion to dismiss on December 26, 2019 and subsequently filed a motion for leave to amend their complaint to add Workhorse Trucks, Inc., Navistar, and Workhorse Custom Chassis, LLC. The Company opposed the motion for leave to amend with respect to Workhorse Trucks, Inc. on the grounds that the proposed amendments would be futile, because Georgia courts do not have jurisdiction over either the Company or Workhorse Trucks, Inc. On September 30, 2020, the Federal Court entered an Order granting the Company’s Motion to Dismiss due to the lack of jurisdiction over the Company in the State of Georgia and as a result of the Plaintiff’s failure to establish that the Company committed a tortious act or omission, solicits business or owns, uses or possesses real property in the State of Georgia. Further, the Court granted the Plaintiff’s Motion for Leave to add unaffiliated entities Navistar, Inc. and Workhorse Custom Chassis, LLC, to the lawsuit and denied the Plaintiff’s Motion for Leave to add the Company’s wholly-owned subsidiary, Workhorse Motor Works Inc. On October 1, 2020, the Plaintiff filed a Motion for Discovery to take Jurisdictional Discovery. We intend to fill a motion opposing such motion.

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
We continue to monitor the situation, assess further possible implications to our operations, supply chain, liquidity, cash flow and customer orders, and take actions to mitigate adverse consequences.
Recognizing the unprecedented nature, scale and uncertainty associated with this global health crisis, the duration and extent of the on-going impact cannot be reasonably estimated at this time.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Preferred Dividends
On June 5, 2019, the Company closed agreements for the sale of 1,250,000 units consisting of one share of Series B Preferred Stock (the “Preferred Stock”), with a stated value of $20.00 per share (the “Stated Value”) and a common stock purchase warrant to purchase 7.41 shares of the common stock (the “Warrants”) for an aggregate purchase price of $25.0 million. The Preferred Stock is entitled to annual dividends at a rate equal to 8.0% per annum on the Stated Value. Accrued dividends were payable quarterly in shares of common stock of the Company based on a fixed share price of $1.62. During the three and nine months ended September 30, 2020, the Company issued 0.3 million and 0.9 million shares of common stock to the holders of the Preferred Stock, respectively. There are currently no shares of preferred stock outstanding, following the redemption of all shares of Series B Preferred Stock on September 28, 2020.
Warrant Exercise
During the three and nine months ended September 30, 2020, the Company issued approximately 17.0 million and 29.7 million shares of common stock in connection with the exercise of Common Stock Purchase Warrants in consideration of the payment of an aggregate exercise price of $32.4 million and $51.0 million, respectively.
Marathon Warrants
Pursuant to the credit agreement entered into between the Company and Marathon Asset Management, LP, on behalf of certain entities it manages (the “Marathon Lenders”), dated December 31, 2018 (the “Marathon Agreement”), until December 31, 2020, the Company must issue additional warrants to the Marathon Lenders when the Company makes certain equity issuances, to ensure the Marathon Lenders maintain their equity interests, and on substantially the same terms and conditions of the initial warrants issued to the Marathon Lenders, except that (i) the expiration date shall be five years from the issuance date, (ii) the exercise price shall be equal to 110% of the issuance price per share in the relevant issuance, and (iii) the holder shall be entitled to exercise the warrant on a cashless basis at any time. Accordingly, the Company issued the Marathon Lenders warrants to acquire an aggregate of 409,356 shares of common stock exercisable at a price of $20.90 per share (the “Additional Warrants”) following the issuance of a senior secured convertible note in the principal amount of $70.0 million to HT Investments MA LLC. Further, following the issuance of the dividends in connection with the Preferred Stock, the Company issued the Marathon Lenders warrants to acquire 102,879 shares of common stock exercisable at a price of $1.782 per share.
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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5. OTHER INFORMATION

4.0% Senior Secured Convertible Notes Due 2024

On October 14, 2020, the Company issued 4.0% senior secured convertible notes due 2024 in an aggregate principal amount of $200.0 million (the “Notes”) that are convertible into shares of the Company’s common stock, par value $0.001 per share, pursuant to an Indenture dated October 14, 2020, between the Company, the subsidiary guarantors described below and U.S. Bank National Association as trustee (the “Indenture”). The Notes are senior secured obligations of the Company, and rank senior to all unsecured debt of the Company, and will be due on October 15, 2024. The Notes bear interest at 4.0% per annum, paid quarterly commencing January 15, 2021 in cash or, subject to certain conditions and other limitations, shares of common stock, at the Company’s option. The interest rate on the Notes may be reduced to 2.75% if the Company meets certain conditions. The conversion price is $35.29, subject to customary anti-dilution adjustments and adjustments for certain corporate events. The number of shares issuable in lieu of cash interest on the Notes will be based on the share price of the common stock at the time. The Notes will generally not be redeemable at the option of the Company prior to the third anniversary of their issue date.

The Notes are guaranteed by all the Company’s current and future subsidiaries and are secured by liens on substantially all the assets of the Company and its subsidiaries. The Company is required to hold the proceeds of the Notes in escrow until it completes certain requirements related to the collateral. The Indenture includes customary affirmative and negative covenants, including limitations on liens, additional indebtedness, investments, and dividends and other restricted payments, and customary events of default. In connection with the Indenture, the Company entered into a security agreement, including customary covenants and agreements governing the collateral.

The representations, warranties and covenants contained in the Purchase Agreement were made only for purposes of such agreement and as of specific dates, were solely for the benefit of the parties to such agreement and may be subject to limitations agreed upon by the contracting parties.

The Company paid commissions to Goldman Sachs & Co. LLC and BTIG, LLC in connection with the issuance and sale of the Notes, reducing the proceeds to the Company before expenses to approximately $194.5 million, when they are released from escrow upon satisfaction of certain conditions related to the collateral. The Company expects to use the net proceeds from this offering to increase and accelerate production volume, advance new products to market, and support current working capital and other general corporate purposes.

LMC

On November 7, 2019, we entered into a transaction with LMC pursuant to which the Company agreed to grant LMC a perpetual and worldwide license to certain intellectual property relating to the Company’s W-15 electric pickup truck platform and its related technology (the “Licensed Intellectual Property”) in exchange for royalties, equity interests in LMC, and other consideration (the “LMC Transaction”). Pursuant to the agreements entered with LMC and the Company, LMC was required to endeavor to, among other things, raise sufficient third-party capital to cover the acquisition, retrofitting, and restart of the Lordstown Assembly Complex, and the ongoing operating costs it expects to incur (the “Capital Raise”). Among other consideration, LMC is required to pay the Company one percent of the aggregate debt and equity commitments funded to LMC upon completion of the Capital Raise (the “Royalty Advance”). LMC must also pay a one percent royalty on the gross sales price of the first 200,000 Vehicles sold, but only to the extent that the aggregate amount of such royalty fees exceed the amount paid as the Royalty Advance. LMC issued the Company 10% of its outstanding common stock in the LMC Transaction, with anti-dilution rights for two years.

On August 1, 2020, LMC entered into an Agreement and Plan of Merger (the “LMC Merger Agreement”) with DiamondPeak Holdings Corp., a Delaware company traded on Nasdaq (“DiamondPeak”), pursuant to which LMC agreed to merge with and into a subsidiary of DiamondPeak (the “LMC Merger”). Further, as disclosed by DiamondPeak in its Form 8-K Current Report filed with the Securities and Exchange Commission on August 3, 2020, on August 1, 2020, DiamondPeak entered into subscription agreements with certain investors, pursuant to which, among other things, DiamondPeak agreed to issue and sell, in private placements to close immediately prior to the closing of the LMC Merger, an aggregate of 50.0 million shares of Class A Common Stock for $10.00 per share.

In order to further define the Company’s rights with respect to LMC, the Company and LMC entered into a Confirmatory Agreement on August 1, 2020 pursuant to which the parties confirmed that (i) the Company would own 9.99% of DiamondPeak following the closing of the LMC Merger in full satisfaction of its anti-dilution rights and (ii) the Royalty Advance was defined as $4.75 million. Further, the Company has entered into a Registration Rights and Lock Up Agreement with DiamondPeak, which became effective upon consummation of the LMC Merger pursuant to which DiamondPeak has agreed to file a registration statement with the Securities and Exchange Commission, registering the Company’s shares of Class A Common Stock held in DiamondPeak within 45 days of the closing of the LMC Merger (the “Filing Deadline”) and to use commercially reasonable efforts to have such registration statement declared effective within 60 days of the Filing Deadline, which may be extended up to 120 days in the event the Securities and Exchange Commission elects to review such registration statement. The Company has agreed, subject to certain exceptions, to not sell any of its shares of Class A Common Stock for a period of six months following the closing of the LMC Merger.

On October 23, 2020, the LMC Merger closed.

Board of Directors

On November 5, 2020, in order to focus the Directors skills and expertise with respect to Committee membership, Jacqueline Dedo was appointed as Chairwoman of the Nominating and Governance Committee and Pamela Mader was appointed to such committee allowing Gerald Budde to step down. Mr. Budde will also step down from the Compensation Committee allowing Mr. Budde to focus his efforts in serving as Chairman of the Audit Committee. Further, Ms. Dedo was appointed as a member of the Audit Committee allowing Mr. Chess to step down from the Audit Committee to focus his efforts as Chairman of the Board of Directors of the Company.

ITEM 6. EXHIBITS

Exhibit No.	Description
10.1	Form of Purchase Agreement (1)
10.2	Form of Exchange Agreement (1)
10.3	Indenture (2)
10.4	Form of Global 4.00% Senior Secured Convertible Note (2)
10.5	Security Agreement (2)
10.6	Registration Rights Agreement (2)
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL INSTANCE DOCUMENT
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Inline XBRL Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*Filed herewith.
(1)        Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on October 13, 2020.
(2)        Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on October 16, 2020.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WORKHORSE GROUP INC.

Dated: November 9, 2020	By:	/s/ Duane A. Hughes
Name: Duane A. Hughes Title: Chief Executive Officer (Principal Executive Officer)

Dated: November 9, 2020	By:	/s/ Steve Schrader
Name: Steve Schrader Title: Chief Financial Officer (Principal Financial Officer)

Dated: November 9, 2020	By:	/s/ Gregory T. Ackerson
Name: Gregory T. Ackerson Title: Corporate Controller (Principal Accounting Officer)