Form 10-K
period 2020-12-31
Workhorse Group Inc.
filed 2021-03-01
CIK 1425287

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
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
Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐     No  ☒
Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐     No  ☒
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒     No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒     No ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☒     No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
As of June 30, 2020, the last business day of the Registrant’s most recently completed second fiscal quarter, the market value of our common stock held by non-affiliates was $1,129,851,463.
The number of shares of the Registrant’s common stock, $0.001 par value per share, outstanding as of February 15, 2021, was 123,506,483.

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
ii

PART I
ITEM 1. BUSINESS
Overview

We are a technology company focused on providing sustainable and cost-effective solutions to the commercial transportation sector. As an American manufacturer, we create all-electric delivery trucks and drone systems, including the technology that optimizes the way these mechanisms operate. We are last-mile delivery’s first purpose-built electric mobility solution and we are currently focused on our core competency of bringing the C-Series electric delivery trucks to market and fulfilling our existing backlog of orders.
Automotive

We are an Original Equipment Manufacturer (“OEM”) with goals to have a product line that satisfies the Class 2-6 commercial-grade, medium-duty truck market. They will be marketed under the Workhorse® brand. All Workhorse last-mile delivery trucks are assembled in the Union City facility.
We believe our all-electric commercial vehicles offer fleet operators significant benefits, which include:
•Lower total cost-of-ownership as compared to conventional gas/diesel vehicles;
•Improved profitability through lower maintenance costs and reduced fuel expenses;
•Increased package deliveries per day through use of more efficient delivery methods;
•Decreased vehicle emissions and reduction in carbon footprint; and
•Improved vehicle safety and driver experience.

The Company sells its vehicles to fleet customers through its distributors, Hitachi Capital America (“Hitachi”), Ryder System, Inc. (“Ryder”) and Pritchard Companies (“Pritchard”). Both Ryder and Pritchard are maintenance providers for Workhorse, which provides fleet operators access to their maintenance facilities.

Delivery Trucks for Last-Mile Delivery and Commercial Work Use

Workhorse delivery trucks are used by our customers on daily routes across the United States. To date, we have built and delivered approximately 370 electric and range-extended medium-duty delivery trucks to our customers. To our knowledge, we are the only American commercial electric vehicle OEM to achieve such a milestone. Our customers include companies such as Alpha Baking, FedEx Express, Fluid Market, Inc., Pride Group Enterprises, Pritchard, Ryder, United Parcel Service (“UPS”), and W.B. Mason.

In addition to improved fuel economy, we anticipate the performance of our vehicles will reduce long-term vehicle maintenance expense by approximately 60% as compared to fossil-fueled trucks. Over a 20-year vehicle life, we estimate our C-Series delivery trucks will save over $170,000 in fuel and maintenance savings. We expect that fleet operators will be able to achieve a three-year or better total cost of ownership break-even without government incentives.
C-Series Electric Delivery Truck

Workhorse announced the development of its C-Series electric delivery truck in 2017, which leverages the existing ultra-low floor, and long-life commercial delivery vehicle platform, as well as our extensive customer experience gained from working with our E-GEN and E-100 customers. The C-Series incorporates lightweight materials, best in class turning radius, 360° cameras, collision avoidance systems and an optional roof mounted HorseFly delivery drone.

The C-Series electric delivery truck platform is available in 650 and 1,000 cubic feet configurations. We also have plans for a high-ceiling class 2 van, which competes with conventional market leaders including the Mercedes Sprinter, Ford Transit and Dodge ProMaster gasoline/diesel vans for both last-mile delivery and other service-oriented applications such as telecommunications. Based on lab testing, we expect these vehicles to achieve a fuel economy of approximately 40 miles per gallon equivalent (“MPGe”) and offer fleet operators the most favorable total cost-of-ownership of any comparable conventional truck utilizing an internal combustion engine that is available today.

U.S. Post Office Replenishment Program / Next Generation Delivery Vehicle Project

Workhorse was one of the five participants that the United States Postal Service (“USPS”) selected to build prototype vehicles for the USPS Next Generation Delivery Vehicle (“NGDV”) project. The USPS has publicly stated that approximately 165,000 vehicles are to be replaced. Workhorse delivered six vehicles for prototype testing under the NGDV Acquisition Program in compliance with the terms set forth in their USPS prototype contract. On February 23, 2021, the USPS announced it awarded a contract to Oshkosh Defense to assemble 50,000 to 165,000 vehicles over the next ten years.

Technology

HorseFly™

Our HorseFly Unmanned Aerial System (“UAS”) is a custom-designed, purpose-built, all-electric drone system that is incorporated into our trucks and safely and efficiently delivers packages. HorseFly is designed with a maximum gross weight of 30 lbs., a 10 lb. payload and a maximum air speed of 50 mph. Our first aircraft can deliver a meaningful payload up to 10 miles, automatically lowering packages safely from 50 feet above the delivery point via our proprietary winch system. It is designed and built to be rugged and consisting of redundant systems to further meet the FAA’s required rules and regulations. Workhorse was granted a patent on our UAS, and though initially designed as a complimentary system delivering packages from our electric trucks, the latest iteration of our UAS supports package delivery point-to-point, enabling deliveries to and from almost anywhere, allowing it to serve a broader customer base. As part of the divestiture of SureFly, the Company formed a 50/50 joint venture to which we contributed our HorseFly technology.

Our HorseFly system includes an aircraft, Ground Control Station (“GCS”) and the supporting takeoff, landing and cargo handling systems. Our rugged components are designed to support the high volumes, long duty days and ease of maintenance demanded by the commercial package delivery industry. When properly equipped and certificated, the system allows Remote Pilots in Command (“RPIC”) to control more than one aircraft simultaneously.

Our GCS enables safe, simple flight planning, precise control of the aircraft, and it includes an elegant and friendly customer interface. When a customer opts in for our delivery service, they can “drop a pin” and choose where we deliver on their property. We text customers when our aircraft are inbound to their address. If they cannot accept delivery for some reason, the system allows them to decline that delivery. Our aircraft returns to its launch point, and the customer can reschedule the delivery to a more convenient time.

In 2020, Workhorse began the Federal Aviation Administration’s (“FAA”) Type Certification process for our Horsefly UAS. Type certification will be a major point of differentiation in the delivery drone marketplace. Safety, reliability and capability are the primary points of value in a commercial UAS. Presently, the FAA allows some exceptions for commercial operations to use non-certificated drone systems. As the industry matures, we expect the FAA will require certificated aircraft in most commercial operations.

In tests and demonstrations over the past three years, Workhorse has flown thousands of missions in the National Airspace System, demonstrating package deliveries for large multi-national companies including UPS in Ohio, Michigan, Florida and California. Our aircraft has proven to be safe, reliable, and capable of delivering packages.

Metron

Additionally, we have developed a cloud-based, remote management system to manage and track the performance of all of the vehicles we deploy in order to provide a real-time solution for fleet managers.
The telematics system and associated hardware installed in the Workhorse vehicles is designed to monitor the controller area network traffic for specific signals. These signals are uploaded along with GPS data to a Workhorse server facility where the data signals are tracked at ten second intervals while driving and during the electricity generating process and at sixty seconds during a plug-in charge. The real-time data is stored in a database as it arrives and delivers updates to clients connected through a web interface. We are moving to a ".Net" platform for more robust back-end tools and web support.
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

In-House Software Development

Our powertrain encompasses the complete motor assemblies, computers, and software required for vehicle electrification. We use off-the-shelf components and combine them with our proprietary software.

Locations and Facilities

Our company headquarters and research and development facility is located at 100 Commerce Drive, Loveland, Ohio. We also lease office and warehouse space at 119 Northeast Drive, Loveland, Ohio.

Our truck assembly facility is located in Union City, Indiana. This facility consists of three buildings with 250,000 square feet of manufacturing and office space.

Marketing

There are over 350,000 last-mile delivery trucks replaced annually and is the fastest growing vehicle market in an $18.0 billion market space. Our sales team is focused on securing purchase orders from commercial transportation companies and developing a dealer network through our relationships with Hitachi, Ryder and Pritchard.

We have established the commercial delivery truck as our core business and intend to be the best choice for a vehicle in this segment. Our sales plan is to meet with the top potential customers and obtain purchase orders for new electric vehicles to be manufactured in our production facility.

As the last-mile delivery service space expands and non-traditional customers enter, Workhorse is reaching out to those potential new customers to gain product acceptance as their last-mile delivery partner. This market is comprised of a higher quantity of smaller delivery vehicles, such as the Workhorse C650, a 650-cubic feet platform or a high-ceiling class 2 van.

Finally, we believe that our competitive advantage in the marketplace is our ability to provide purpose-built solutions to customers that have unique requirements at relatively low volume.

Strategic Relationships

Hitachi: The Company engaged Hitachi for an operations assessment study focused on the evaluation of the strategies to increase our production output. In addition, Hitachi is working as a sales force on behalf of Workhorse and approaching their dealer relationships to drive orders of Workhorse trucks. Hitachi can provide inventory financing for these dealers as well as bundled financing, infrastructure support and service products.

Ryder: The Company has an agreement with Ryder to serve as a distributor. Ryder also serves as a provider of certain repair services and distributor of certain vehicle parts in the United States, Canada and Mexico.

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

Moog: The Company and Moog entered into a joint venture agreement for the development of the Company's Horsefly truck based electrically powered unmanned aerial systems (the "Horsefly Assets") and the related business (the “Horsefly Agreement”). Under the Horsefly Agreement, the Company contributed the Horsefly Assets and Moog contributed certain complementary assets to Certus Unmanned Aerial Systems LLC, (“Certus”) that is 50% owned by both the Company and Moog. Certus will license the Horsefly Assets to the Company and Moog so that each party may use the Horsefly Assets in their respective businesses. Through Certus, teams from Workhorse and Moog are improving HorseFly’s components and sub-systems with the goal of bringing the highest quality, most capable UAS to market. We believe combining the capabilities of the two companies brings significant value to the UAS marketplace, particularly in the area of high-reliability, safety-sensitive, certificated systems that require the highest levels of government approval for operations.

Research and Development

The majority of our research and development is conducted in-house at our facilities near Cincinnati, Ohio. Additionally, we contract with engineering firms to assist with validation and certification requirements as well as specific vehicle integration tasks. Our research and development activity has focused on improving the new model year C-Series, including enhancements needed to support production assembly efficiency, material component availability, cost reduction and customer feedback. These new revisions incorporate an aluminum skateboard chassis, which improves the options we have to expand our production capabilities and our sales growth through expanded channels that include specialty body builders and other third party up-fitters.

Competition

Traditional OEMs

Most, if not all, traditional OEM's have made announcements about their electrification efforts, which have primarily been highly focused on consumer-based vehicles, although due to a shift in consumer behavior stemming from the pandemic, there has been an increased focus on the commercial space in 2020. So far, the plans have primarily been focused on the lighter and smaller, last mile vehicles, such as Ford with their Transit Connect and eventually larger Transit models, or General Motors with their recent unveiling of the EV600. All of these vehicles have 600 cubic feet or less of cargo capacity. Workhorse is focused on the 650 - 1200 cubic feet categories. Our market research and direct customer engagements have led us to provide value to some of the largest and most efficient last mile delivery companies in North America. In this larger size category, customers would normally go to Freightliner, who has started providing a stripped chassis with an electric drive-train, built by a third-party similar to the Workhorse chassis produced until 2018. To our knowledge, Ford, another OEM producing such stripped chassis, has yet to announce any electrification plans within this segment, leaving Workhorse with little current competition from traditional OEMs.

Non-Traditional OEMs

As a result of the COVID pandemic, there has been a rapid global shift towards home delivery with multiple companies seeking to provide delivery solutions aimed at a sub 600 cubic feet cargo area. It is our expectation that the non-traditional OEMs will compete head-to-head with the likes of GM, Daimler and Ford, while the 650 - 1200 cubic feet cargo capacity space is left largely ignored. We believe one of the main reasons for this race towards smaller vehicles is to get to a sub 10,000 pound gross vehicle weight (“GVW”) as vehicles above 10,000 pound GVW require a more expensive but also more professional driver pool.

Regulatory

Our electric vehicles are designed to comply with required government regulations and industry standards. Government regulations regarding the manufacture, sale and implementation of products and systems similar to our electric vehicles are subject to future change. We cannot predict what impact, if any, such changes may have on our business.

Emission and fuel economy standards

Government regulation related to climate change is in effect at the U.S. federal and state levels. The U.S. Environmental Protection Agency (“EPA”) and the National Highway Traffic Safety Administration (“NHTSA”) issued a final rule for greenhouse gas emissions and fuel economy requirements for trucks and heavy-duty engines on August 9, 2011, which is applicable for model years 2018 through 2020. EPA and NHTSA also issued a final rule on August 16, 2016 increasing the stringency of these standards for model years 2021 through 2027.

The rules provide emission standards for CO2 and fuel consumption standards for three main categories of vehicles: (i) combination tractors; (ii) heavy-duty pickup trucks and vans; and (iii) vocational vehicles. We believe Workhorse vehicles would be considered “vocational vehicles” and “heavy-duty pickup trucks and vans” under the rules. According to the EPA and NHTSA, vocational vehicles consist of a wide variety of truck and bus types, including delivery, refuse, utility, dump, cement, transit bus, shuttle bus, school bus, emergency vehicles, motor homes and tow trucks, and are characterized by a complex build process, with an incomplete chassis often built with an engine and transmission purchased from other manufacturers, then sold to a body manufacturer.

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

The Clean Air Act requires that we obtain a Certificate of Conformity (“CoC”) issued by the EPA and a California Executive Order issued by the California Air Resource Board (“CARB”) with respect to emissions and mileage requirements for our vehicles. Workhorse received its CoC from the EPA for both model year (“MY”) 2020 and MY2021 C-Series. The CoC is required for vehicles sold in states covered by the Clean Air Act’s standards and the Executive Order is required for vehicles sold in states that have sought and received a waiver from the EPA to utilize California standards. The California standards for emissions control for certain regulated pollutants for new vehicles and engines sold in California are set by CARB. States that have adopted the California standards as approved by EPA also recognize the Executive Order for sales of vehicles. Workhorse received Executive Order A-445-0003 for MY2020 vehicles and Executive Order A-445-0004 for MY2021 vehicles.

Vehicle safety and testing

The National Traffic and Motor Vehicle Safety Act of 1966 (the “Safety Act”) regulates motor vehicles and motor vehicle equipment in the United States in two primary ways. First, the Safety Act prohibits the sale in the United States of any new vehicle or equipment that does not conform to applicable motor vehicle safety standards established by NHTSA. Meeting or exceeding many safety standards is costly, in part because the standards tend to conflict with the need to reduce vehicle weight in order to meet emissions and fuel economy standards. Second, the Safety Act requires defects related to motor vehicle safety be remedied through safety recall campaigns. A manufacturer is obligated to recall vehicles if it determines the vehicles do not comply with a safety standard. Should we or NHTSA determine either a safety defect or noncompliance exists with respect to any of our vehicles, the cost of such recall campaigns could be substantial.

In the United States, the Federal Aviation Administration (FAA) regulates almost everything any customer can do with our aerospace vehicles. Those regulations govern two important areas: operating rules and aircraft certification rules. The FAA’s operating rules govern all operations of all aerial vehicles in the National Airspace System (NAS) of the United States. The FAA’s certification rules help define the safety and reliability requirements of certain aircraft and systems. Not every aircraft and system are required to be FAA certificated, though typically certification is required for commercial operations like package delivery.

Workhorse is applying for FAA Type Certification for its small unmanned aerial system, the HorseFly. We believe it is important to achieve FAA certification of our products. Though we believe our design and execution comply with FAA requirements for certification, should we or the FAA determine either a safety defect or noncompliance exist with respect to our aircraft or its systems, it could add substantially to the time and expense of certification. Should the FAA change its rules for either certification or operations, it could render our designs non-competitive in the marketplace.

Vehicle dealer and distribution regulation

Certain state and city laws require motor vehicle manufacturers and dealers to be licensed in such locations to conduct manufacturing and sales activities. To date, we are registered as a motor vehicle manufacturer in Indiana and Ohio and as a dealer in California, New York, Iowa and Chicago. We have not yet sought formal clarification of our ability to manufacture or sell our vehicles in any other states or cities.

Available Information

We file or furnish periodic reports and amendments thereto, including our Annual Reports on Form 10-K, our Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, proxy statements and other information with the Securities and Exchange Commission (“SEC”). In addition, the SEC maintains a website (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically. Our website is located at www.workhorse.com, and our reports, amendments thereto, proxy statements and other information are also made available on our investor relations website, free of charge, at ir.workhorse.com as soon as reasonably practicable after we electronically file or furnish such information with the SEC.

Intellectual Property

We have five pending trademark applications and fourteen issued trademark registrations (US and foreign). We also intend to pursue additional trademark registrations. We have nineteen pending (seven non-provisional, six design, two provisional and four PCT) U.S. and foreign patent applications, and eight existing patents, two of which are design patents. We also plan to pursue appropriate foreign patent protection on those inventions, if available, as well pursue additional inventions. The following is a summary of our patents:

Country	Serial Number	Application Date	Patent Number	Issue/Grant Date	Expiration Date	Title
United States	13/283,663	10/28/2011	8,541,915	9/24/2013	12/16/2031	Drive module and manifold for electric motor drive assembly
Canada	2523653	10/17/2005	2523653	12/22/2009	10/17/2025	Vehicle chassis assembly
United States	11/252,220	10/17/2005	7,717,464	5/18/2010	9/6/2026	Vehicle chassis assembly
United States	11/252,219	10/17/2005	7,559,578	7/14/2009	9/6/2026	Vehicle chassis assembly
United States	29/243,074	11/18/2005	D561,078	2/5/2008	2/5/2022	Vehicle header
United States	29/243,129	11/18/2005	D561,079	2/5/2008	2/5/2022	Vehicle header
United States	14/606,497	1/27/2015	9,481,256	11/1/2016	5/3/2035	Onboard generator drive system for electric vehicles
United States	14/989,870	1/7/2016	9,915,956	3/13/2018	6/24/2036	Package delivery by means of an automated multicopter UAS/UAV dispatched from a conventional delivery vehicle
United States	15/915,144	3/8/2018	Currently under examination at the USPTO			Package delivery by means of an automated multicopter UAS/UAV dispatched from a conventional delivery vehicle
United States	29/719,591	1/6/2020				Truck
United States	63/005,652	4/6/2020				Flying Vehicle Systems and Methods
United States	63/038,456	6/12/2020				UAV Delivery Control System For UAV Delivery of Packages
Canada	19663	7/3/2020				Truck
European Union	WIPO96104	7/5/2020				Truck
China	20203035494243	7/6/2020				Truck
Japan	2020-013722	7/6/2020				Truck
Mexico	50792	7/6/2020				Truck
United States	16/934,906	7/21/2020				UAV Delivery Control System for UAV Delivery of Packages
United States	17/142,766	1/6/2021				Land Vehicles Incorporating Monocoques and Modular Mold Systems for Making the Same
United States	17/142,785	1/6/2021				Methods of Making Monocoques of Land Vehicles Using Modular Mold Systems
United States	17/142,814	1/6/2021				Land Vehicles Incorporating Removable Powertrain Units and Methods Thereof

Country	Serial Number	Application Date	Patent Number	Issue/Grant Date	Expiration Date	Title
Patent Cooperation Treaty	US2021/12327	1/6/2021				Land Vehicles Incorporating Monocoques and Modular Mold Systems for Making the Same
Patent Cooperation Treaty	US2021/12330	1/6/2021				Methods of Making Monocoques of Land Vehicles Using Modular Mold Systems
Patent Cooperation Treaty	US2021/12332	1/6/2021				Land Vehicles Incorporating Removable Powertrain Units and Methods Thereof
Patent Cooperation Treaty	US2021/12987	1/11/2021				Electric Delivery Truck Control System for Electric Power Management
United States	17/146,369	1/11/2021				Electric Delivery Truck Control System for Electric Power Management

Human Capital

As of December 31, 2020, we employed approximately 130 full-time people located in Loveland, Ohio and Union City, Indiana. Our headcount as of December 31, 2020 increased 63% from approximately 80 full-time employees as of December 31, 2019. None of our U.S. employees are represented by a labor organization or are party to any collective bargaining arrangement. We have never experienced a strike or similar work stoppage, and we consider our relations with our employees to be good. For the fiscal year ended December 31, 2020, employee compensation and benefits accounted for approximately 37% of our total operating expense.

We understand that our innovation leadership is ultimately rooted in people. Competition for qualified personnel in our space is intense, and our success depends in large part on our ability to recruit, develop and retain a productive and engaged workforce. Accordingly, investing in our employees and their well-being, offering competitive compensation and benefits, promoting diversity and inclusion, adopting progressive human capital management practices and community outreach constitute core elements of our corporate strategy.

Support Employee Well-being and Engagement. We support the overall well-being of our employees from a physical, emotional, financial, and social perspective. Our well-being program includes a long-standing practice of flexible paid time off, life planning benefits, wellness platforms and employee assistance programs.

Offer Competitive Compensation and Benefits. We strive to ensure that our employees receive competitive and fair compensation and innovative benefits offerings, tying incentive compensation to both business and individual performance, offering competitive maternal/paternal leave policies, providing meaningful retirement and health benefits, and maintaining an employee stock incentive plan.

Promote Sense of Belonging through Diversity and Inclusion Initiatives. We promote an inclusive and diverse workplace, where all individuals are respected and feel they belong regardless of their age, race, national origin, gender, religion, disability, sexual orientation, or gender identity.

Provide Programs for Employee Recognition. We also offer rewards and recognition programs to our employees, including awards to recognize employees who best exemplify our values and spot awards to recognize employee contributions. We believe that these recognition programs help drive strong employee performance. We conduct annual employee performance reviews, where each employee is evaluated by their personal manager and also conducts a self-assessment, a process which empowers our employees. Employee performance is assessed based on a variety of key performance metrics, including the achievement of objectives specific to the employee’s department or role.
Create Opportunities for Growth and Development. We focus on creating opportunities for employee growth, development, training, and education, including opportunities to cultivate talent and identify candidates for new roles from within the company and management and leadership development programs.

Response to the COVID-19 Pandemic. The health and safety of our colleagues and anyone who enters our workplace around the world is of paramount importance to Workhorse. We have remained open throughout Covid-19, but we have allowed employees at certain points during the pandemic to work from home. Additionally, in order to maximize the health and safety of our workforce, we provided periodic communication from senior leaders regarding the impacts of COVID-19 on the workforce and the Company while initiating new safety protocols across all sites.

ITEM 1A. RISK FACTORS

Operational Risks

We may elect to raise additional financing in 2021 and beyond, which may not be available to us on acceptable terms or at all.

We believe our existing capital resources, including proceeds received in connection with the $200.0 million senior secured convertible note issued in October 2020, will be sufficient to support our current and projected funding requirements through 2021. However, if the opportunity arises, we may elect to raise additional financing in 2021. However, unless and until we are able to generate a sufficient amount of revenue, reduce our costs and/or enter into a strategic relationship, we expect to finance future cash needs through our cash on hand. If we elect to or need to raise additional capital, we cannot be certain that additional financing will be available to us on favorable terms when required, or at all. In such circumstances, if we cannot raise additional capital, our financial condition, results of operations, business and prospects could be materially and adversely affected.

We may experience delays in launching and ramping up production to satisfy our existing backlog or we may be unable to control our manufacturing costs.

We have previously experienced and may in the future experience launch and production ramp-up delays in satisfying our existing backlog. In addition, we may introduce in the future new or unique manufacturing processes and design features for our products including enhancements under development relating to production assembly efficiency, material component availability, cost reduction and customer feedback. There is no guarantee we will be able to successfully and timely introduce and scale such processes or features including our current efforts underway. We have relatively limited experience to date in manufacturing the C-1000 at high volumes. To be successful, we will need to implement, maintain, and ramp-up efficient and cost-effective manufacturing capabilities, processes and supply chains and achieve the design tolerances, high quality and output rates planned at Union City. We also need to hire, train, and compensate skilled employees for operations. Bottlenecks and other unexpected challenges such as those experienced in the past may arise during our production ramps, and we must address them promptly while continuing to improve manufacturing processes and reducing costs. If we are not successful in achieving these goals, we could face delays in establishing and/or sustaining our C-1000 production ramp-ups or be unable to meet our related cost and profitability targets. Any delay or other complication in ramping up the production of our current products or the development, manufacture, launch and production ramp-ups of our future products, features and services, or in doing so cost-effectively and with high quality, may harm our brand, business, prospects, financial condition, and operating results.
Our results of operations have not resulted in profitability and we may not be able to achieve profitability going forward.
We have an accumulated deficit of $109.0 million as of December 31, 2020. Until 2020, we have had net losses every year since our inception. We may continue to incur net losses in 2021. We may incur significant losses in the future for a number of reasons, including the other risks described in "Risk Factors", and we may encounter unforeseen expenses, difficulties, complications, delays and other unknown events. Accordingly, we may not be able to achieve or maintain profitability. Our management is developing plans to alleviate the negative trends and conditions described above and there is no guarantee such plans will be successfully implemented. Our business plan is focused on providing sustainable and cost-effective solutions to the commercial transportation sector but is still unproven. There is no assurance that even if we successfully implement our business plan, we will be able to curtail our losses or ever achieve profitable operations. If we incur additional significant operating losses, our stock price may significantly decline.
We have yet to achieve positive cash flow and, given our projected funding needs, our ability to generate positive cash flow is uncertain.
We have had negative cash flow from operating activities of $70.3 million and $36.9 million for the years ended December 31, 2020 and 2019, respectively. We may continue to have negative cash flow from operating and investing activities for 2021 as we expect to incur research and development, sales and marketing, and general and administrative expenses and make capital expenditures in our efforts to increase sales and ramp up operations at our Union City facility. Our business also will at times require significant amounts of working capital to support our growth of additional platforms. An inability to generate positive cash flow for the near term may adversely affect our ability to raise needed capital for our business on reasonable terms, diminish supplier or customer willingness to enter into transactions with us, and have other adverse effects that may decrease our long-term viability. There can be no assurance that the Company will achieve positive cash flow in the near future or at all.

The development of our business in the near future is contingent upon the manufacture and delivery of vehicles associated with orders from UPS, Pritchard Auto Company and other key customers for the purchase of Workhorse vehicles and if we are unable to perform under these orders, our business may fail.
On June 4, 2014, the Company entered into a Vehicle Purchase Agreement with United Parcel Service Inc. (“UPS”) which outlined the relationship by which the Company would sell vehicles to UPS. To date, we have received six separate orders totaling up to 1,405 vehicles from UPS. The sixth and most recent order is from the first quarter of 2018. In November 2020, we received a purchase order from Pritchard Auto Company. There is no guarantee that the Company will be able to perform under these orders and if it does perform, that our customers will find that our vehicles, including any enhancements currently under development, are acceptable for their use or that these customers will purchase additional vehicles from the Company. Also, there is no assurance that UPS, Pritchard, or other customers will continue its agreement with the Company pursuant to the termination provisions therein. Accordingly, despite the receipt of the orders from our customers, there is no assurance, that the Company will be able to deliver such vehicles or that it will receive additional orders whether from our customers.
If we are unable to perform under our orders with UPS, Pritchard and other key customers, the Company business will be negatively impacted.
The COVID-19 pandemic may disrupt our business and operations, which could materially adversely impact our business, financial condition, liquidity and results of operations.

Pandemics, epidemics, or disease outbreaks in the U.S. or globally may disrupt our business, which could materially affect our business, financial condition, liquidity, and results of operations as well as future expectations. The COVID-19 outbreak has caused significant disruption to the global economy, including the automotive industry, and has had a material impact on our business. However, the full extent to which the COVID-19 pandemic will impact our operations will depend on future developments, including the duration and severity of the outbreak, any subsequent outbreaks and the timing and efficacy of any available vaccines. Future developments are highly uncertain and cannot be predicted with confidence. In particular, if COVID-19 continues to spread or re-emerges resulting in a prolonged period of travel, commercial, social and other similar restrictions, we could experience among other things labor disruptions, an inability to manufacture, an inability to sell to our customers and an impaired ability to access credit and the capital markets. Further, we rely upon third-party manufacturers to provide certain parts incorporated into our vehicles. As a result of COVID-19 and the measures designed to contain the spread of the virus, our third-party manufacturers may not have the materials, capacity, or capability to manufacture such parts according to our schedule and specifications. Similarly, increased demand for personal electronics has created a shortfall of microchip supply, and it is yet unknown how we may be impacted. If our third-party manufacturers’ operations are curtailed, we may need to seek alternate manufacturing sources, which may be more expensive. Alternate sources may not be available or may result in delays in shipments to us from our supply chain and subsequently to our customers, each of which would affect our results of operations. While the disruptions and restrictions on the ability to travel, quarantines, and temporary closures of the facilities of our third-party manufacturers and suppliers, as well as general limitations on movement in the region are expected to be temporary, the duration of the production and supply chain disruption, and related financial impact, cannot be estimated at this time. Should the production and distribution closures continue for an extended period of time, the impact on our supply chain in the United States, China and globally, this could have a material adverse effect on our results of operations and cash flows.
Our limited operating history makes it difficult for us to evaluate our future business prospects and make decisions based on those estimates of our future performance.
As we have begun to implement our manufacturing capabilities, it is difficult, if not impossible, to forecast our future results based upon our historical data. Because of the uncertainties related to our lack of historical operations, we may be hindered in our ability to anticipate and adapt to increases or decreases in revenues or expenses. If we make poor budgetary decisions as a result of limited historical data, we could be less profitable or incur losses.

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
We incur significant costs and expenses related to procuring the materials, components and services required to develop and produce our electric vehicles. We continually work on cost-down initiatives to reduce our cost structure so we may effectively compete. If we do not reduce our costs and expenses, our net losses will continue.
The demand for commercial electric vehicles depends, in part, on the continuation of current trends resulting from dependence on fossil fuels. Extended periods of low diesel or other petroleum-based fuel prices could adversely affect demand for our vehicles, which would adversely affect our business, prospects, financial condition, and operating results.
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
Diesel and other petroleum-based fuel prices have been extremely volatile, and we believe this continuing volatility will persist. Lower diesel or other petroleum-based fuel prices over extended periods of time may lower the perception in government and the private sector that cheaper, more readily available energy alternatives should be developed and produced. If diesel or other petroleum-based fuel prices remain at deflated levels for extended periods of time, the demand for commercial electric vehicles may decrease, which would have an adverse effect on our business, prospects, financial condition, and operating results.
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
As part of our sales efforts, we must educate fleet managers as to the economical savings we believe they will achieve over the life of the vehicle. As such, we believe that operators of commercial vehicle fleets should consider a number of factors when deciding whether to purchase our commercial electric vehicles (or commercial electric vehicles generally) or vehicles powered by internal combustion engines, particularly diesel-fueled or natural gas-fueled vehicles. We believe these factors include:
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
If, in weighing these factors, operators of commercial vehicle fleets determine there is not a compelling business justification for purchasing commercial electric vehicles, particularly those we produce and sell, then the market for commercial electric vehicles may not develop as we expect or may develop more slowly than we expect, which would adversely affect our business, prospects, financial condition and operating results.
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
Our success depends on the continuing services of our CEO, Duane Hughes and top management. On November 6, 2019, Mr. Hughes and the Company entered into an Amended and Restated Employment Agreement. Further, we entered into an amended and restated employment agreement with Mr. Robert Willison, our Chief Operating Officer. The loss of any of these individuals could have a material and adverse effect on our business operations. Additionally, the success of our operations will largely depend upon our ability to successfully attract and maintain other competent and qualified key management personnel. As with any company with limited resources, there can be no guarantee we will be able to attract such individuals or the presence of such individuals will necessarily translate into profitability for our company. Our inability to attract and retain key personnel may materially and adversely affect our business operations. Any failure by our management to effectively anticipate, implement, and manage the changes required to sustain our growth would have a material adverse effect on our business, financial condition, and results of operations.
We face intense competition. Some of our competitors have substantially greater financial or other resources, longer operating histories and greater name recognition than we do and could use their greater resources and/or name recognition to gain market share at our expense or could make it very difficult for us to establish market share.

Companies currently competing in the fleet logistics market offering alternative fuel medium-duty trucks include General Motors, Ford Motor Company and Freightliner. There are also a number of new, well capitalized entrants into the market place. Ford and Freightliner are currently selling alternative fuel fleet vehicles including hybrids and General Motors has recently commenced development of a medium duty van. General Motors, Ford and Freightliner have substantially more financial resources, established market positions, long-standing relationships with customers and dealers, and have more significant name recognition, technical, marketing, sales, financial and other resources than we do. Although we believe that HorseFly, our unmanned aerial system (“UAS”), is unique in the marketplace in that it currently does not have any competitors when it comes to a UAS that works in combination with a truck, there are better-financed competitors in this emerging industry, including Google and Amazon. While we are seeking to partner with existing delivery companies to improve their efficiencies in the last mile of delivery, our competitors are seeking to redefine the delivery model using drones from a central location requiring extended flight patterns. Our competitors’ new aerial delivery model would essentially eliminate traditional package delivery companies. Our model is focused on coupling our delivery drone with delivery trucks supplementing the existing model and providing shorter-term flight patterns. Google and Amazon have more significant financial resources, established market positions, long-standing relationships with customers, more significant name recognition and a larger scope of resources including technical, marketing and sales than we do.

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
A significant portion of our projected future revenue is expected to be generated from a limited number of fleet customers. Additionally, much of our business model is focused on building relationships with a few large fleet customers. Currently, we have no contracts with customers that include long-term commitments or minimum volumes to ensure future sales of vehicles. As such, a customer may take actions that negatively affect us for reasons we cannot anticipate or control, such as a customer’s financial condition, changes in the customer’s business strategy or operations, or the perceived performance or cost-effectiveness of our vehicles. The loss of or a reduction in sales or anticipated sales to our most significant customers would have a material adverse effect on our business, prospects, financial condition and operating results.
Changes in the market for electric vehicles could cause our products to become obsolete or lose popularity.
The modern electric vehicle industry is in its infancy and has experienced substantial change in the last few years. To date, although there has been a recent surge in the electric vehicle industry, demand for electric vehicles has been slower than forecasted by industry experts. As a result, growth in the electric vehicle industry depends on many factors outside our control, including, but not limited to:

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
We believe the availability of government subsidies and incentives, including those available in California and other areas, is an important factor considered by our customers when purchasing our vehicles, and our growth depends in part on the availability and amounts of these subsidies and incentives. Any reduction, elimination or discriminatory application of government subsidies and incentives because of budgetary challenges, policy changes, the reduced need for such subsidies and incentives due to the perceived success of electric vehicles or other reasons may result in the diminished price competitiveness of the alternative fuel vehicle industry.
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
We have arrangements with various suppliers for critical components including our battery packs. However, we do not have definitive supply agreements. Further, we have in the past experienced a battery pack supply chain constraint as a result of our existing supplier's inability to keep up with volume requirements. We continue to work with our current supplier to overcome these supply constraints and have also begun collaborating with an additional supplier, subject to appropriate testing, to further expand our battery pack options. Further, a global shortage of microchips has been reported since early 2021, and the impact to us is yet unknown. If these suppliers including our battery pack suppliers become unwilling or unable to provide components, there are a limited number of alternative suppliers who could provide them and the price for them could be substantially higher. Changes in business conditions, pandemics, wars, governmental changes, and other factors beyond our control or which we do not presently anticipate could negatively affect our ability to receive components from our suppliers. Further, it could be difficult to find replacement components if our current suppliers fail to provide the parts needed for these products. A failure by our major suppliers to provide these components could severely restrict our ability to manufacture our products and prevent us from fulfilling customer orders in a timely fashion.
Product liability or other claims could have a material adverse effect on our business.
The risk of product liability claims, product recalls, and associated adverse publicity is inherent in the manufacturing, marketing, and sale of electrical vehicles. Although we have product liability insurance for our consumer and commercial products, that insurance may be inadequate to cover all potential product claims. Any product recall or lawsuit seeking significant monetary damages either in excess of our coverage, or outside of our coverage, may have a material adverse effect on our business and financial condition. We may not be able to secure additional product liability insurance coverage on acceptable terms or at reasonable costs when needed. A successful product liability claim against us could require us to pay a substantial monetary award. Moreover, a product recall could generate substantial negative publicity about our products and business and inhibit or prevent commercialization of other future product candidates. We cannot provide assurance such claims and/or recalls will not be made in the future.

Regulatory requirements may have a negative impact upon our business.
While our vehicles are subject to substantial regulation under federal, state, and local laws, we believe our vehicles are in compliance with all applicable laws. However, to the extent the laws change, or if we introduce new vehicles in the future, some or all of our vehicles may not comply with applicable federal, state, or local laws. Further, certain federal, state, and local laws and industrial standards currently regulate electrical and electronics equipment. Although standards for electric vehicles are not yet generally available or accepted as industry standards, our products may become subject to federal, state, and local regulation in the future. Compliance with these regulations could be burdensome, time consuming, and expensive.
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

We rely on trade secret protections to protect our proprietary technology as well as several registered patents and patent applications. Our patents and patent applications relate to the vehicle chassis assembly, vehicle header and drive module, manifold for electric motor drive assembly, onboard generator drive system for electric vehicles and the delivery drone. Our success will, in part, depend on our ability to obtain additional trademarks and patents. We are working on registering additional patents and trademarks with the United States Patent and Trademark Office but have not finalized any as of this date. Although we have entered into confidentiality agreements with our employees and consultants, we cannot be certain others will not gain access to these trade secrets. Others may independently develop substantially equivalent proprietary information and technologies or otherwise gain access to our trade secrets. We do not maintain proprietary rights agreements with our employees, which agreements would further protect our intellectual property rights against claims by our employees. Therefore we may be subject to disputes with our employees over ownership of any new technologies or enhancements such employees help to develop.
Our business may be adversely affected by union activities.
Although none of our employees are currently represented by a labor union, it is common throughout the automotive industry for many employees at automotive companies to belong to a union, which can result in higher employee costs and increased risk of work stoppages. Our employees may join or seek recognition to form a labor union, or we may be required to become a union signatory. Our production facility in Union City, Indiana was purchased from Navistar. Prior employees of Navistar were union members and our future work force at this facility may be inclined to vote in favor of forming a labor union. Furthermore, we are directly or indirectly dependent upon companies with unionized work forces, such as parts suppliers and trucking and freight companies, and work stoppages or strikes organized by such unions could have a material adverse impact on our business, financial condition or operating results. If a work stoppage occurs, it could delay the manufacture and sale of our trucks and have a material adverse effect on our business, prospects, operating results or financial condition. The mere fact our labor force could be unionized may harm our reputation in the eyes of some investors. Consequently, the unionization of our labor force could negatively impact our company.
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

A change in fair value of our investment in Lordstown Motor Corp. could negatively impact our financial results.
Our investment in Lordstown Motor Corp. ("LMC") is recorded at fair value. On October 26, 2020, LMC shares of Class A Common Stock began trading on the Nasdaq Global Select market under the ticker symbol "RIDE." Therefore, the carrying value of our investment is equal to the quote market price of LMC's common stock. For the year ended December 31, 2020, the fair value of our investment is $330.6 million. If the price of LMC's common stock decreases, we would record a decrease in the value of our investment and a charge to earnings, which would negatively impact our financial position and results of operations.

Cyber-attacks could adversely affect the Company.
The Company faces a risk of cyber-attack. Cyber-attacks may include hacking, viruses, malware, denial of service attacks, ransomware or other data security breaches. The Company’s business requires the continued operation of information systems and network infrastructure. In the event of a cyber-attack that the Company was unable to defend against or mitigate, the Company could have its operations and the operations of its customers and others disrupted. The Company could also have their financial and other information systems and network infrastructure impaired, property damaged and customer and employee information stolen; experience substantial loss of revenues, response costs and other financial loss; and be subject to increased regulation, litigation, penalties and damage to their reputation. While we maintain cyber insurance providing coverages, such insurance may not cover all costs associated with the consequences of personal and confidential proprietary information being compromised. As a result, in the event of a material cyber security breach, our results of operations could be materially, adversely affected.

Risks Related to Owning Our Common Stock

Our stock price and trading volume may be volatile, which could result in substantial losses for our stockholders.

The equity trading markets may experience periods of volatility, which could result in highly variable and unpredictable pricing of equity securities. The market price of our common stock could change in ways that may or may not be related to our business, our industry or our operating performance and financial condition. In addition, the trading volume in our common stock may fluctuate and cause significant price variations to occur. We have experienced significant volatility in the price of our stock. In addition, the stock markets in general can experience considerable price and volume fluctuations. Moreover, fluctuations in our stock price could have the effect of increasing our interest expense, through a change in fair value of our convertible notes, which may have a material and adverse effect on our financial results.

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

As permitted by Nevada law, our certificate of incorporation limits the liability of our directors for monetary damages for breach of a director’s fiduciary duty except for liability in certain instances. As a result of our charter provision and Nevada law, stockholders may have limited rights to recover against directors for breach of fiduciary duty. In addition, our certificate of incorporation provides that we shall indemnify our directors and officers to the fullest extent permitted by law.

Risks Related to Owning Our Convertible Note

In the event we do not redeem our debt in shares of common stock, servicing our debt requires a significant amount of cash, and we may not have sufficient cash flow from our business to pay our obligations under the 4.0% Senior Secured Convertible Note (the "Note").

Our ability to make scheduled payments of principal or to pay interest on or to refinance the Note depends on our future performance, which is subject to economic, financial, competitive and other factors, some of which are beyond our control. As of December 31, 2020, our outstanding indebtedness is approximately $200.0 million, and the terms of the Note requires us to repay or redeem the full principal amount of the Note at maturity or any other time. Our business may not generate cash flow from operations in the future sufficient to satisfy our obligations under the Note. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as reducing or delaying investments or capital expenditures, selling assets, refinancing or obtaining additional equity capital on terms that may be onerous or highly dilutive. Our ability to refinance the Note will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on the Note.

Some significant restructuring transactions may not constitute a fundamental change as defined in the Note, in which case we would not be obligated to offer to purchase the Note.

Upon the occurrence of a fundamental change, note holders have the right to require us to purchase the Note. However, the fundamental change provisions will not afford protection to the holders of the Note in the event of other transactions that could adversely affect the Note. For example, transactions such as leveraged recapitalizations, refinancings, restructurings, or acquisitions initiated by us may not constitute a fundamental change requiring us to purchase the Note. In the event of any such transaction, the holders would not have the right to require us to purchase the Note, even though each of these transactions could increase the amount of our indebtedness, or otherwise adversely affect our capital structure or any credit ratings, thereby adversely affecting the holder of the Note.

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

Upon conversion of the Note, note holders may receive less valuable consideration than expected because the value of our common stock may decline after they exercise their conversion right but before we settle our conversion obligation.

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

The holder of the Notes will not be entitled to certain rights with respect to our common stock (including, without limitation, voting rights) but to the extent the conversion consideration includes shares of our common stock, the holder of the Note will be subject to all changes affecting our common stock.

We cannot assure that an active trading market will develop for the Note.

There has been no trading market for the Note, and we do not intend to apply to list the Note on any securities exchange or to arrange for quotation on any automated dealer quotation system. As a result, we cannot assure note holders that an active trading market will develop for the Note. If an active trading market does not develop or is not maintained, the market price and liquidity of the Note may be adversely affected. In that case note holders may not be able to sell the Note at a particular time or note holders may not be able to sell their Notes at a favorable price.

We are subject to certain covenants set forth in the Notes. Upon an event of default, including a breach of a covenant, we may not be able to make such accelerated payments under the Notes.

The Notes contains customary events of default, including for non-payment, misrepresentation, breach of covenants, defaults under other material indebtedness, material adverse change, bankruptcy, change of control and material judgments.

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
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2. PROPERTIES
The following table sets forth the location, approximate size and primary use of our principal owned, leased and licensed facilities:

Location	Approximate Size (Building) in Square Feet	Primary Use	Owned, Leased or Licensed	Lease/License Expiration Date (if applicable)
Union City, Indiana	250,000	Manufacturing	Owned	N/A
Loveland, Ohio	45,000	Administration, Research and Development, Manufacturing	Owned	N/A
Loveland, Ohio	88,200	Warehousing	Leased	October 5, 2021
Loveland, Ohio	5,810	Administration	Leased	Monthly
We believe our facilities are in good operating condition and that our facilities are adequate for all present and near term uses.
ITEM 3. LEGAL PROCEEDINGS

We are involved from time to time in legal proceedings incidental to the conduct of our business. Material legal proceedings which arose, or in which there were material developments, during the twelve months ended December 31, 2020 are discussed below.

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

On October 15, 2019, Jennifer Johnson-Campbell, individually, and as administrator of the Estate of Cathy and Windham Johnson, deceased, and Jessica Tagney, Individually, filed a Complaint in the Superior Court of Dougherty County in the State of Georgia (Civil Action File No. 2019SUCV2019001345) against the Company in connection with the death of the plaintiff while operating a W-42 truck on October 19, 2017 claiming Strict Liability, Negligence and Punitive Damages. The Company does not believe it manufactured the W-42 that is the subject to the Complaint. On November 15, 2019, the Company removed this case to U.S. District Court for the Middle District of Georgia (Civil Action File No 1:19-cv-00209) (the “Federal Court”), and on December 6, 2019, timely filed a motion to dismiss for lack of personal jurisdiction and failure to state a claim, advising the court and the Plaintiffs that the Company was not the manufacturer of the subject W-42 truck and had insufficient contacts with the state of Georgia to justify the exercise of jurisdiction in Georgia. The Plaintiffs responded to the motion to dismiss on December 26, 2019 and subsequently filed a motion for leave to amend their complaint to add Workhorse Trucks, Inc., Navistar, and Workhorse Custom Chassis, LLC. The Company opposed the motion for leave to amend with respect to Workhorse Trucks, Inc. on the grounds that the proposed amendments would be futile, because Georgia courts do not have jurisdiction over either the Company or Workhorse Trucks, Inc. On September 30, 2020, the Federal Court entered an Order granting the Company’s Motion to Dismiss due to the lack of jurisdiction over the Company in the State of Georgia and as a result of the Plaintiff’s failure to establish that the Company committed a tortious act or omission, solicits business or owns, uses or possesses real property in the State of Georgia. Further, the Court granted the Plaintiff’s Motion for Leave to add unaffiliated entities Navistar, Inc. and Workhorse Custom Chassis, LLC, to the lawsuit and denied the Plaintiff’s Motion for Leave to add the Company’s wholly-owned subsidiary, Workhorse Motor Works Inc. On October 1, 2020, the Plaintiff filed a Motion for Discovery to take Jurisdictional Discovery. We timely filed a brief in response to the Motion for Discovery and are awaiting a ruling from the Court.

ITEM 4. MINE SAFETY DISCLOSURES
None.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
The Company's common stock is traded on the NASDAQ Capital Market under the symbol “WKHS”.
Holders of our Common Stock
As of February 15, 2021, there were approximately 200 stockholders of record of our common stock. This number does not include shares held by brokerage clearing houses, depositories or others in unregistered form.
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
The following graph shows a comparison from January 1, 2015 through December 31, 2020, of the cumulative total return for our common stock, the NASDAQ Composite Index, and a peer group determined by us. Such returns are based on historical results and are not intended to suggest future performance. Data for The NASDAQ Composite Index and the peer group assumes an investment of $100 on January 1, 2015 and reinvestment of dividends. We have never declared or paid cash dividends on our capital stock nor do we anticipate paying any such cash dividends in the foreseeable future.
We do not believe that there is a single published industry or line of business index that is appropriate for comparing stockholder returns. As a result, we have selected a peer group comprised of companies that compete with us directly or indirectly in the electric vehicle OEM market. Our current peer group, reference in the graph above, consists of Blink Charging Co., General Motors Co, Hyliion Holdings Corp., Navistar, Inc., Nikola Corp, NIO Inc., Paccar Inc, Plug Power Inc, Shyft Group, Inc., and Tesla, Inc. Our previous peer group, referenced in the graph above, consisted of Ballard Power Systems Inc., General Motors Co, Gevo, Inc., Green Plains Inc., Navistar, Inc., Oshkosh Corp, Paccar Inc, Plug Power Inc, Tata Motors LTD, and Toyota Motors Corp.
Securities Authorized for Issuance Under Equity Compensation Plans
The following table sets forth the aggregate information of our equity compensation plans in effect as of December 31, 2020:

Plan	Number of Securities to be Issued upon Exercise of Outstanding Options and Rights	Weighted Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in first column)

Equity Compensation Plans approved by security holders - 2016 Stock Incentive Plan	102,500	$6.30	—

Equity Compensation Plans approved by security holders - 2017 Stock Incentive Plan	1,475,625	$2.01	2,247,500

Equity Compensation Plans approved by security holders - 2019 Stock Incentive Plan	773,115	$1.42	4,332,011
	2,351,240		6,579,511
Unregistered Sales of Equity Securities
The shares of common stock described below have not been registered under the Securities Act of 1933, as amended (the “Securities Act”) and were issued and sold in reliance upon the exemption from registration contained in Section 4(a)(2) of the Securities Act and Rule 506 of Regulation D promulgated thereunder. Each of the parties is an accredited investor as defined by Rule 501 under the Securities Act.
Preferred Dividends
On June 5, 2019, the Company closed agreements for the sale of 1,250,000 units consisting of one share of Series B Preferred Stock (the “Preferred Stock”), with a stated value of $20.00 per share (the “Stated Value”) and a common stock purchase warrant to purchase 7.41 shares of the common stock (the “Warrants”) for an aggregate purchase price of $25.0 million. The Preferred Stock was entitled to annual dividends at a rate equal to 8.0% per annum on the Stated Value. Accrued dividends were payable quarterly in shares of common stock of the Company based on a fixed share price of $1.62. During the years ended December 31, 2020 and 2019, the Company issued approximately 0.9 million and 0.7 million shares of common stock to the holders of the Preferred Stock, respectively. There are currently no shares of preferred stock outstanding, following the redemption of all shares of Series B Preferred Stock on September 28, 2020.
Warrant Exercise
During the year ended December 31, 2020, the Company issued approximately 30.6 million shares of common stock in connection with the exercise of Common Stock Purchase Warrants in consideration of the payment of an aggregate exercise price of $53.8 million.

Marathon Warrants
Pursuant to the credit agreement entered between the Company and Marathon Asset Management, LP, on behalf of certain entities it manages (the “Marathon Lenders”), dated December 31, 2018, until December 31, 2020, the Company must issue additional warrants to the Marathon Lenders when the Company makes certain equity issuances, to ensure the Marathon Lenders maintain their equity interests, and on substantially the same terms and conditions of the initial warrants issued to the Marathon Lenders, except that (i) the expiration date shall be five years from the issuance date, (ii) the exercise price shall be equal to 110% of the issuance price per share in the relevant issuance, and (iii) the holder shall be entitled to exercise the warrant on a cashless basis at any time.
Accordingly, during the year ended December 31, 2020, the Company issued the Marathon Lenders warrants to acquire 34,923 shares of common stock exercisable at a price of $1.782 per share on January 1, 2020, 34,923 shares of common stock exercisable at a price of $1.782 per share on April 1, 2020, 34,923 shares of common stock exercisable at a price of $1.782 per share on July 1, 2020, 409,356 shares of common stock exercisable at a price of $20.90 per share on July 16, 2020, 34,923 shares of common stock exercisable at a price of $1.782 per share on October 1, 2020, and 629,675 shares of common stock exercisable at a price of $38.82 on October 14, 2020.
During the year ended December 31, 2019, the Company issued the Marathon Lenders warrants to acquire 358,450 shares of common stock exercisable at a price of $1.039 per share on March 27, 2019, 1,481,825 shares of common stock exercisable at a price of $1.4863 per share on June 30, 2019, 11,274 shares of common stock exercisable at a price of $1.782 per share on July 1, 2019, 34,293 shares of common stock exercisable at a price of $1.782 per share on October 1, 2019, and 1,493,624 shares of common stock exercisable at a price of $3.355 per share on December 4, 2019.
Stock Incentives
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
On May 21, 2020, Mr. Hughes was granted 179,245 shares of restricted common stock under the Company's 2019 Stock Incentive Plan, which vest over three years.
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
On May 21, 2020, Mr. Willison was granted 84,906 shares of restricted common stock under the Company's 2019 Stock Incentive Plan, which vest over three years.
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
On May 21, 2020, Mr. Furey was granted 42,453 shares of restricted common stock under the Company's 2019 Stock Incentive Plan, which vest over three years.
On November 6, 2019, the Company appointed Mr. Stephen M. Fleming as General Counsel and Vice President of the Company. In connection with the appointment of Mr. Fleming, the Company entered into an employment agreement (the “Fleming Employment Agreement”) with Mr. Fleming effective November 6, 2019. Pursuant to the Fleming Employment Agreement, among other compensation, Mr. Fleming was granted 517,928 shares of restricted common stock under the Company’s 2019 Stock Incentive Plan, which vest over three years.

On May 21, 2020, Mr. Fleming was granted 84,906 shares of restricted common stock under the Company's 2019 Stock Incentive Plan, which vest over three years.
The Company entered into an employment agreement (the “Ackerson Employment Agreement”) with Mr. Gregory Ackerson, effective November 12, 2019. Pursuant to the Ackerson Employment Agreement, among other compensation, Mr. Ackerson was granted 104,166 shares of restricted common stock under the Company’s 2019 Stock Incentive Plan, which vest over three years.
On May 21, 2020, Mr. Ackerson was granted 33,019 shares of restricted common stock under the Company's 2019 Stock Incentive Plan, which vest over three years.
The Company entered into an employment agreement (the “Schrader Employment Agreement”) with Mr. Steve Schrader effective December 19, 2019. Pursuant to the Schrader Employment Agreement, Mr. Schrader, among other compensation, was granted Mr. Schrader 84,877 shares of restricted common stock under the Company’s 2019 Stock Incentive Plan. The restricted stock will vest over three years commencing on July 1, 2020.
On May 21, 2020, Mr. Schrader was granted 77,830 shares of restricted common stock under the Company's 2019 Stock Incentive Plan, which vest over three years.
For director services for the year ended December 31, 2020, Raymond Chess, Chairman of the Board, was granted 26,415 shares of restricted common, which vested on November 21, 2020. In addition, Pamela Mader and Jacqueline Dedo were granted 11,939 shares of restricted common stock, which vested on November 1, 2020, and Michael Clark, Gerald Budde, Benjamin Samuels and Harry DeMott were granted 22,642 shares of restricted common stock, which vested on November 21, 2020. All stock grants were issued under the Company’s 2019 Stock Incentive Plan.
On November 6, 2019, the Company granted Mr. Chess 47,809 shares of restricted common stock for historical services rendered for which no director compensation was received. The restricted stock will vest over two years in semi-annual installments commencing May 6, 2020. In addition, for director services for the year ended December 31, 2019, Mr. Chess was granted 29,880 shares of common stock, which vested on May 6, 2020. In addition, Michael Clark, Gerald Budde, Benjamin Samuels and Harry DeMott were granted 47,809 shares of restricted common stock in consideration for historical services. The restricted stock will vest over two years in semi-annual installments commencing on May 6, 2020. In addition, for director services for the year ended December 31, 2019, Messrs. Clark, Budde, Samuels and DeMott were granted 23,904 shares of restricted common stock, which vested on May 6, 2020. All stock grants were issued under the Company’s 2019 Stock Incentive Plan.
ITEM 6. SELECTED FINANCIAL DATA

YEARS ENDED DECEMBER 31,	2020	2019
OPERATING SUMMARY
Net sales	$1,392,519	$376,562
Net income (loss)	$69,776,499	$(37,162,827)
Net income (loss) attributable to common stockholders per share – basic	$0.75	$(0.58)
Net income (loss) attributable to common stockholders per share - diluted	$0.70	$(0.58)
Weighted average number of common shares outstanding - basic	92,871,936	64,314,756
Weighted average number of common shares outstanding - diluted	99,949,868	64,314,756

FINANCIAL POSITION SUMMARY
Total assets	$632,542,369	$50,673,829
Investment in LMC	$330,556,744	$12,194,800
Long-term debt and mandatorily redeemable Series B preferred stock	$—	$19,142,908
Convertible notes, at fair value	$197,700,000	$39,020,000

Cash dividends per common share	$—	$—

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis should be read in conjunction with our consolidated financial statements and the related notes that appear elsewhere in this Annual Report on Form 10-K.
Overview and 2020 Highlights
We are a technology company focused on providing sustainable and cost-effective solutions to the commercial transportation sector. As an American manufacturer, we create all-electric delivery trucks and drone systems, including the technology that optimizes the way these mechanisms operate. We are last-mile delivery’s first purpose-built electric mobility solution and we are currently focused on our core competency of bringing the C-Series electric delivery trucks to market and fulfilling our existing backlog of orders.
Workhorse electric delivery trucks are in use by our customers on daily routes across the United States. Our delivery customers include companies such as Alpha Baking, FedEx Express, Fluid Market, Inc., Pride Group Enterprises, Pritchard, Ryder, UPS and W.B. Mason. Data from our in-house developed telematics system demonstrates our vehicles on the road are averaging approximately a 500% increase in fuel economy as compared to conventional gasoline-based trucks of the same size and duty cycle.
In addition to improved fuel economy, we anticipate the performance of our vehicles will reduce long-term vehicle maintenance expense by approximately 60% as compared to fossil-fueled trucks. Over a 20-year vehicle life, we estimate our C-Series delivery trucks will save over $170,000 in fuel and maintenance savings. We expect fleet operators will be able to achieve a three-year or better total cost of ownership break-even without government incentives.
Our goal is to continue to increase sales and production, while executing on our cost-down strategy to a point that will enable us to achieve gross margin profitability of the last-mile delivery truck platform. As a key strategy, we have developed the Workhorse C-Series platform, which has been accelerated from our previous development efforts.
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
As of December 31, 2020, our locations and primary suppliers continue to operate. However, during the fourth quarter of 2020, the Company experienced an outbreak of COVID-19 cases amongst our employees. Approximately 40% of our production employees tested positive for COVID-19. Additionally, several of our suppliers experienced capacity constraints due to the pandemic, which has limited their shipment volumes. As a result, we experienced a significant reduction to our planned production volume in the fourth quarter of 2020.
The Workhorse C-Series electric delivery truck platform is available in 650 and 1,000 cubic feet configurations. This ultra-low floor platform incorporates state-of-the-art safety features, economy and performance. We expect these vehicles offer fleet operators the most favorable total cost-of-ownership of any comparable vehicle available today. We believe we are the first American OEM to market a U.S. built electric delivery truck, and early indications of fleet interest are significant.
Our HorseFly Unmanned Aerial System (“UAS”) is a custom-designed, purpose-built, all-electric drone system that is incorporated into our trucks and safely and efficiently delivers packages. HorseFly is designed with a maximum gross weight of 30 lbs., a 10 lb. payload and a maximum air speed of 50 mph. Our first aircraft can deliver a meaningful payload up to 10 miles, automatically lowering packages safely from 50 feet above the delivery point via our proprietary winch system. It is designed and built to be rugged and consisting of redundant systems to further meet the FAA’s required rules and regulations. Workhorse was granted a patent on our UAS, and though initially designed as a complimentary system delivering packages from our electric trucks, the latest iteration of our UAS supports package delivery point-to-point, enabling deliveries to and from almost anywhere, allowing it to serve a broader customer base. As part of the divestiture of SureFly, the Company formed a 50/50 joint venture to which we contributed our HorseFly technology.
SureFly
On November 27, 2019, the Company completed the sale of SureFly for $4.0 million.

Hackney
On October 31, 2019, the Company and ST Engineering Hackney, Inc. (“Hackney”) entered into an Asset Purchase Agreement to purchase certain assets and assume certain liabilities of Hackney. Upon execution of the agreement, the Company deposited $1.0 million in cash and shares of its common stock having a value of $6.6 million into an escrow account. The number of shares held in escrow is subject to adjustment if the value of the shares is less than $5.28 million or greater than $7.92 million on certain dates.
The purchase price for the acquired assets was $7.0 million, $1.0 million of which was released from the escrow account in January 2020 upon satisfaction of certain conditions, and the remaining $6.0 million (the “Second Payment”) is payable in cash within 45 days if additional conditions are met. The Company is required to make additional payments to Hackney in the event the Second Payment is not made within 45 days of when the payment is due. In the event the Second Payment is not made within 105 days of when the payment is due, Hackney may require that the Escrow Agent release the shares held in escrow with a value (based on the then-current market price of the shares) equal to $6.0 million in satisfaction of the Second Payment.

Investment in LMC

On November 7, 2019, the Company entered into a transaction with LMC pursuant to which the Company agreed to grant LMC a perpetual and worldwide license to certain intellectual property relating to the Company’s W-15 electric pickup truck platform and its related technology in exchange for royalties, equity interests in LMC, and other consideration. The fair value of the LMC ownership interest received was approximately $12.2 million as of December 31, 2019.
On August 1, 2020, LMC entered into an Agreement and Plan of Merger with DiamondPeak Holdings Corporation in which LMC agreed to merge with and into a subsidiary of DiamondPeak (the “LMC Merger”). In connection with the LMC Merger, the Company and LMC entered into an Agreement on August 1, 2020, which confirmed that the Company will own 9.99% of DiamondPeak following the closing of the merger. The Agreement also defined the Royalty Advance as approximately $4.8 million, which is recorded in Other Income in the Consolidated Statements of Operations for the year ended December 31, 2020.
On October 23, 2020, DiamondPeak announced the completion of its merger with LMC and on October 26, 2020, the LMC shares of Class A Common Stock began trading on the Nasdaq Global Select market under the ticker symbol “RIDE.”
The Company obtained approximately 16.5 million shares of Class A Common Stock in connection with the LMC Merger, which were valued at $20.06 per share as of December 31, 2020. The change in fair value of the investment is recorded in Other Income on the Consolidated Statements of Operations for the year ended December 31, 2020. The Company will record an adjustment to the fair value of its investment in LMC each quarter based on the closing price per share as of the last day of each quarter.

Results of Operations
Our Consolidated Statements of Operations financial information is as follows:

	Years Ended December 31,
	2020	2019
Net sales	$1,392,519	$376,562

Cost of sales	13,067,108	5,844,891
Gross loss	(11,674,589)	(5,468,329)

Operating expenses
Selling, general and administrative	20,157,658	10,199,534
Research and development	9,148,931	8,199,074
Total operating expenses	29,306,589	18,398,608

Other income	323,111,944	15,849,800

Income (loss) from operations	282,130,766	(8,017,137)

Interest expense, net	190,520,337	29,145,690

Income (loss) before provision for income taxes	91,610,429	(37,162,827)
Provision for income taxes	21,833,930	—

Net income (loss)	$69,776,499	$(37,162,827)

Revenue
Net sales for the years ended December 31, 2020 and 2019 were $1.4 million and $0.4 million, respectively. The increase in net sales was primarily due to an increase in volume related to our initial production of the C-Series electric delivery truck.
Cost of Sales
Cost of sales for the years ended December 31, 2020 and 2019 were $13.1 million and $5.8 million, respectively. The cost of sales increase was primarily due to an increase in volume of trucks as we started production of our C-Series platform in 2020. Included in cost of sales is warranty expense for the years ended December 31, 2020 and 2019 of $2.1 million and $0.1 million, respectively. The warranty expense in 2020 primarily relates to a change in estimate in the amount of labor required to maintain our current warranty program with our 2016 and 2017 E-Series trucks. The expense includes estimated costs for labor and transportation and excludes any contribution from vendors.
Selling, General and Administrative Expenses
Selling, general and administrative (“SG&A”) expenses for the year ended December 31, 2020 were $20.2 million, an increase from $10.2 million for the year ended December 31, 2019. The increase was primarily due to higher compensation-related costs of approximately $5.0 million, higher consulting costs of approximately $3.5 million and $1.0 million of selling expense in 2020 related to the Hackney transaction.
Research and Development Expenses
Research and development (“R&D”) expenses for the year ended December 31, 2020 were $9.1 million, an increase from $8.2 million for the year ended December 31, 2019. The increase in R&D expenses is primarily due to the finalization of the design of the C-Series and the Horsefly delivery drone system.

Other Income
Other income for the years ended December 31, 2020 and 2019 was $323.1 million and $15.8 million, respectively. The increase was primarily due to an increase in the fair value of our Investment in LMC of approximately $317.5 million and receipt of the Royalty Advance of approximately $4.8 million.
Interest Expense, Net
Interest expense, net is comprised of the following:

	Years Ended December 31,
	2020	2019
Change in fair value of convertible notes and loss on conversion to common stock	$160,749,118	$981,728
Change in fair value of warrant liability	12,176,690	15,369,253
Amortization of discount and debt issuance costs	7,696,671	1,922,164
Contractual interest expense	4,832,128	4,673,979
Loss on extinguishment of mandatorily redeemable Series B preferred stock	4,710,634	—
Other	355,096	119,566
Loss on extinguishment of debt	—	6,079,000
Total interest expense, net	$190,520,337	$29,145,690

The increase of interest expense was driven primarily by a $159.8 million increase in the fair value of our convertible notes, offset by a $3.2 million decrease due to changes in the fair value of warrants.
Provision for Income Tax

For the years ended December 31, 2020 and 2019, the Company had taxable losses primarily due to operations and stock compensation related deductions and thus has no current tax expense recorded. The Company recorded a full valuation allowance on its deferred tax assets for the year ended December 31, 2019. As of December 31, 2020, the Company released a portion of the valuation allowance with the exception of certain tax credits and net operating losses determined to be unrealizable. The Company recorded deferred tax liabilities, with a corresponding deferred provision for federal and state income taxes.
Liquidity and Capital Resources
Cash Requirements
From inception, we have financed our operations primarily through sales of equity securities and issuance of debt. We have utilized this capital for research and development and to fund designing, building and delivering vehicles to customers and for working capital purposes.
As of December 31, 2020, we had approximately $46.8 million in cash and cash equivalents, compared to approximately $23.9 million as of December 31, 2019, an increase of $22.9 million. The increase in cash and cash equivalents was primarily attributable to the issuance of convertible notes during the year, offset by cash used in operations as the Company ramped up its production of its C Series.
Additionally, as of December 31, 2020 and 2019, the Company had restricted cash of $194.4 million and $1.0 million, respectively. The increase was due to the net proceeds from the convertible notes issued in October 2020 and held in escrow as of December 31, 2020. The net proceeds were released from escrow in January 2021.
Assuming we are able to monetize our position in LMC, we believe our existing capital resources will be sufficient to support our current and projected funding requirements for several years after which time additional funding will be required. However, if the opportunity arises, we may elect to raise additional financing in 2021.

With the exception of contingent and royalty payments that we may receive under our existing collaborations, we do not currently have any committed future funding. To the extent we raise additional capital by issuing equity securities, our stockholders could at that time experience substantial dilution. Any debt financing that we can obtain may involve operating covenants that restrict our business.
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
For the years ended December 31, 2020 and 2019, we maintained an investment in a bank money market fund. Cash in excess of immediate requirements is invested with regard to liquidity and capital preservation. Wherever possible, we seek to minimize the potential effects of concentration and degrees of risk. We will continue to monitor the impact of the changes in the conditions of the credit and financial markets to our investment portfolio and assess if future changes in our investment strategy are necessary.
Summary of Cash Flows

	For the Years Ended December 31,
	2020	2019
Net cash used in operating activities	$(70,278,949)	$(36,871,677)
Net cash (used in) provided by investing activities	(5,728,130)	1,654,502
Net cash provided by financing activities	292,367,730	58,572,841

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
During the years ended December 31, 2020 and 2019, cash used in operating activities was $70.3 million and $36.9 million, respectively. The increase in net cash used in operations in 2020 as compared to 2019 was primarily attributable to spend related to our ramp-up of the C-Series, including contract labor, employee-related costs, and inventory build.
Cash Flows from Investing Activities
During the years ended December 31, 2020 and 2019, cash (used in) provided by investing activities was $(5.7) million and $1.7 million, respectively. Capital expenditures for the Company increased by $3.7 million during the year, which was offset by net proceeds of approximately $3.7 million received in 2019 from the divestiture of SureFly.
Cash Flows from Financing Activities
During the years ended December 31, 2020 and 2019, net cash provided by financing activities was $292.4 million and $58.6 million, respectively.
The significant financing activities that occurred in 2020 and 2019 include:
2020
•Issuance of convertible notes with net proceeds of approximately $262.4 million.
•Exercise of stock options and warrants with net proceeds of approximately $53.6 million.
•$1.4 million of net proceeds from the Paycheck Protection Plan Term Note.

•$25.0 million for the redemption of the mandatorily redeemable Series B Preferred Stock.
2019
•Issuance of Convertible Note with net proceeds of $39.0 million.
•Issuance of Series B Preferred Stock with net proceeds of $25.0 million.
•Sale of common stock with net proceeds of $5.9 million.
•$5.8 million drawn on the Marathon Tranche Two loan, paid off at the end of 2019.
•$10.0 million for the redemption of the Marathon Tranche One loan.

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
Warranty liability
We generally offer warranty coverage for our products. We accrue warranty related costs under standard warranty terms and for certain claims outside the contractual obligation period that we choose to pay as accommodations to our customers. As of December 31, 2020 and 2019 the warranty liability was $5.4 million and $6.0 million, respectively.
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
Warrant liability
We account for certain outstanding common stock warrants as liabilities recorded at fair value which are marked-to-market at the end of each reporting period. As of December 31, 2020, there were no outstanding common stock warrants that were required to be marked-to-market. As of December 31, 2019 the warrant liability was $16.3 million. The warrant liability is remeasured at each balance sheet date until the warrants are exercised, expire or there is a change in their terms that changes their classification to an equity instrument. Any change in fair value is recognized as an adjustment to current period interest expense. The fair value of the warrants is measured using a Black-Scholes valuation model which includes various inputs, including the market price of our common stock on the balance sheet date and estimated volatility of our common stock. If factors change and different assumptions are used, the warrant liability and the change in estimated fair value could be materially different. Generally, as the market price of our common stock increases, the fair value of the warrant increases, and conversely, as the market price of our common stock decreases, the fair value of the warrant decreases. Also, a significant increase in the volatility of the market price of the Company’s common stock, in isolation, would result in a significantly higher fair value measurement; and a significant decrease in volatility would result in a significantly lower fair value measurement. Changes in the fair value of the warrants are reflected in the Consolidated Statements of Operations as Interest Expense.
Fair Value Option for Convertible Notes
As permitted under ASC 825, Financial Instruments, (“ASC 825”), the Company has elected the fair value option to account for its convertible notes. As of December 31, 2020 and December 31, 2019, the fair value of the convertible notes was $197.7 million and $39.0 million, respectively. In accordance with ASC 825, the Company records changes in fair value of the convertible notes in Interest Expense in the Consolidated Statement of Operations. The primary reason for electing the fair value option is for simplification and cost-benefit considerations of accounting for the convertible notes (the hybrid financial instrument) at fair value in its entirety versus bifurcation of the embedded derivatives. The fair value is determined using a binomial lattice valuation model, which is widely used for valuing convertible notes. The significant assumptions used in the model are the credit spread and the volatility of the Company's common stock. If different assumptions are used, the fair value of the convertible notes and the change in estimated fair value could be materially different. Generally, as the credit spread increases, the fair value decreases, and conversely, as the credit spread decreases, the fair value of the convertible notes increases. Also, a significant increase in the volatility of the market price of the Company’s common stock, in isolation, would result in a significantly higher fair value; and a significant decrease in volatility would result in a significantly lower fair value.
Income taxes
The Company incurred net operating losses for the years ended December 31, 2020 and 2019 and, therefore, no current provision for federal or state income taxes has been recorded in the Consolidated Financial Statements. As of December 31, 2020, the Company recorded deferred tax liabilities of approximately $21.8 million, with a corresponding deferred provision for federal and state income taxes.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. Some of the securities in which we invest may have market risk. This means that a change in prevailing interest rates may cause the fair value amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing interest rate later rises, the market value amount of our investment will decline. To minimize this risk, we maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including money market funds and government and non-government debt securities and the maturities of each of these instruments is less than one year. In 2020, we maintained an investment portfolio primarily in money market funds. Due to the primarily short-term nature and low interest rate yields of these investments, we believe we do not have a material exposure to interest rate risk and market risk arising from our investments. Therefore, no quantitative tabular disclosure is provided.
We have operated primarily in the United States. Accordingly, we have not had any significant exposure to foreign currency rate fluctuations.
We currently hold shares of Class A Common Stock of Lordstown Motors Corp. which began trading on the Nasdaq Global Select market under the ticker symbol “RIDE” in October 2020. These shares are considered marketable securities and are subject to a wide variety of market-related risks that could substantially reduce or increase the fair value of our holdings. As of December 31, 2020, we did not hold non-marketable equity securities.
We record our marketable equity securities not accounted for under the equity method at fair value based on readily determinable market values, of which publicly traded stocks are subject to market price volatility, and represent approximately $330.6 million as of December 31, 2020. A hypothetical adverse price change of 30% on our December 31, 2020 balance, which could be experienced in the near term, would decrease the fair value of our marketable equity securities by approximately $99.2 million. From time to time, we may enter into derivatives to hedge the market price risk on certain of our marketable equity securities.
For further information about our equity investments, please refer to Note 3 of the Notes to Consolidated Financial Statements included in Part II of this Annual Report on Form 10-K.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Stockholders
Workhorse Group Inc.

Opinion on internal control over financial reporting
We have audited the internal control over financial reporting of Workhorse Group Inc. (a Nevada corporation) and subsidiaries (the “Company”) as of December 31, 2020, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2020, and our report dated March 1, 2021 expressed an unqualified opinion on those financial statements.

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
March 1, 2021

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Stockholders
Workhorse Group Inc.

Opinion on the financial statements
We have audited the accompanying consolidated balance sheets of Workhorse Group Inc. (a Nevada corporation) and subsidiaries (the “Company”) as of December 31, 2020 and 2019, the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the two years in the period ended December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated March 1, 2021 expressed an unqualified opinion.

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

Critical audit matter
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Convertible Notes Accounting

In October 2020, the Company issued $200.0 million in convertible notes as described in Note 6 and Note 9 of the consolidated financial statements. The Company elected to account for the convertible notes using the fair value option, which allows for valuing the Convertible Note (the hybrid financial instrument) at fair value in its entirety versus bifurcation of the embedded derivatives. The valuation of the Convertible Note at fair value utilizes inputs that are not observable directly. The fair value was determined using a binomial lattice valuation model, which is widely used for valuing convertible notes. The significant assumptions used in the model are the credit spread and volatility of the Company’s common stock. We identified the accounting for this convertible note transaction as a critical audit matter. The principal considerations for our determination that the accounting for the convertible note transaction is a critical audit matter are due to the complexity in assessing management’s accounting considerations of the numerous features of the notes, determining eligibility for electing the fair value option, and assessing management’s judgments in the determination of the fair value of the convertible notes. The fair value is sensitive to changes in the key inputs and assumptions, and therefore required judgement in evaluating their reasonableness. Significant assumptions used by management to estimate the fair value of the convertible notes included estimates of the redemption dates, credit spreads and the market price and volatility of the Company’s common stock.

Our audit procedures related to the critical audit matter included the following, among others. We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s initial convertible notes accounting process, including its controls over estimating the fair value of the convertible notes. To test the initial accounting for the convertible notes, our audit procedures included, among others, inspection of the convertible notes agreement and testing management’s application of the relevant accounting guidance. We also involved our valuation specialists to evaluate the Company’s determination of the fair value of the convertible notes, including testing the appropriateness of the methodology and underlying assumptions used, evaluating the sensitivity of management’s key estimates, independent sourcing of key inputs and assumptions, and developing independent estimates. The significant assumptions used by management to estimate the fair value of the convertible notes included estimates of the redemption dates, credit spreads and the market price and volatility of the Company’s common stock.
/s/ GRANT THORNTON LLP
We have served as the Company's auditor since 2018.
Cincinnati, Ohio
March 1, 2021

Workhorse Group Inc.
Consolidated Balance Sheets

	December 31,
	2020	2019
Assets
Current assets:
Cash and cash equivalents (Note 1)	$46,817,825	$23,868,416
Restricted cash held in escrow (Note 1)	194,411,242	1,000,000
Accounts receivable, less allowance for credit losses of $0 at December 31, 2020 and 2019 (Note 4)	884,367	7,921
Lease receivable, current	153,099	33,100
Inventory, net (Note 2)	15,467,012	1,798,146
Prepaid expenses	32,759,216	4,812,088
Total current assets	290,492,761	31,519,671
Property, plant and equipment, net (Note 5)	11,398,166	6,830,181
Investment in LMC (Note 3, Note 9)	330,556,744	12,194,800
Lease receivable, long-term	94,698	129,177
Total Assets	$632,542,369	$50,673,829
Liabilities
Current liabilities:
Accounts payable	$4,790,763	$1,678,983
Accrued liabilities (Note 1)	5,995,302	3,408,184
Warranty liability (Note 1)	5,400,000	6,001,864
Warrant liability (Note 9)	—	16,335,000
Current portion of convertible notes, at fair value (Note 6)	—	19,620,000
PPP Term Note (Note 6)	1,411,000	—
Total current liabilities	17,597,065	47,044,031
Other long-term liabilities	207,040	—
Deferred tax liability (Note 8)	21,833,930	—
Convertible notes, at fair value (Note 6, Note 9)	197,700,000	19,400,000
Mandatorily redeemable Series B preferred stock (Note 7)	—	19,142,908
Total Liabilities	237,338,035	85,586,939
Commitments and contingencies
Stockholders’ Equity (Deficit):
Series A preferred stock, par value of $0.001 per share 75,000,000 shares authorized, zero shares issued and outstanding at December 31, 2020 and 2019 (Note 12)	—	—
Common stock, par value of $0.001 per share 250,000,000 shares authorized, 121,922,532 shares issued and outstanding at December 31, 2020 and 67,105,000 shares issued and outstanding at December 31, 2019 (Note 12)	121,923	67,105
Additional paid-in capital	504,112,442	143,826,315
Accumulated deficit	(109,030,031)	(178,806,530)
Total stockholders' equity (deficit)	395,204,334	(34,913,110)
Total Liabilities and Stockholders' Equity (Deficit)	$632,542,369	$50,673,829

See accompanying notes to the consolidated financial statements.

Workhorse Group Inc.
Consolidated Statements of Operations

	For the Years Ended December 31,
	2020	2019
Net sales (Note 4)	$1,392,519	$376,562

Cost of sales	13,067,108	5,844,891
Gross loss	(11,674,589)	(5,468,329)

Operating expenses
Selling, general and administrative	20,157,658	10,199,534
Research and development	9,148,931	8,199,074
Total operating expenses	29,306,589	18,398,608

Other income (Note 3, Note 14)	323,111,944	15,849,800

Income (loss) from operations	282,130,766	(8,017,137)

Interest expense, net	190,520,337	29,145,690

Income (loss) before provision for income taxes	91,610,429	(37,162,827)
Provision for income taxes (Note 8)	21,833,930	—

Net income (loss)	$69,776,499	$(37,162,827)

Net income (loss) attributable to common stockholders per share - basic	$0.75	$(0.58)
Net income (loss) attributable to common stockholders per share - diluted	$0.70	$(0.58)

Weighted average number of common shares outstanding - basic	92,871,936	64,314,756
Weighted average number of common shares outstanding - diluted	99,949,868	64,314,756

See accompanying notes to the consolidated financial statements.

Workhorse Group Inc.
Consolidated Statements of Stockholders’ Equity (Deficit)
For the Years Ended December 31, 2020 and 2019

	Common Stock		Series A Preferred Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Number of Shares	Amount	Number of Shares	Amount
Balance as of December 31, 2018	58,270,934	$58,271	—	$—	$126,076,782	$(141,557,496)	$(15,422,443)
Issuance of common stock	7,183,488	7,184	—	—	5,921,051	—	5,928,235
Stock options and warrants exercised, and vesting of restricted shares	630,141	630	—	—	34,676	—	35,306
Reclassification of warrants to equity	—	—	—	—	857,072	—	857,072
Deemed dividend	116,496	116	—	—	86,091	(86,207)	—
Value of warrants issued with Series B Preferred Stock	—	—	—	—	6,709,961	—	6,709,961
Value of warrants issued with convertible notes	—	—	—	—	430,000	—	430,000
Common stock issued for preferred stock dividends	718,755	719	—	—	1,166,052	—	1,166,771
Conversion of convertible notes	185,186	185	—	—	564,632	—	564,817
Stock-based compensation	—	—	—	—	1,979,998	—	1,979,998
Net loss for the year ended December 31, 2019	—	—	—	—	—	(37,162,827)	(37,162,827)
Balance as of December 31, 2019	67,105,000	67,105	—	—	143,826,315	(178,806,530)	(34,913,110)
Stock options and warrants exercised, and vesting of restricted shares	33,932,827	33,933	—	—	82,059,699	—	82,093,632
Common stock issued for preferred stock dividends	920,901	922	—	—	1,490,938	—	1,491,860
Conversion of convertible notes	19,605,013	19,605	—	—	270,775,079	—	270,794,684
Common stock issued for interest on convertible notes	358,791	358	—	—	1,939,606	—	1,939,964
Stock-based compensation	—	—	—	—	4,020,805	—	4,020,805
Net income for the year ended December 31, 2020	—	—	—	—	—	69,776,499	69,776,499
Balance as of December 31, 2020	121,922,532	$121,923	—	$—	$504,112,442	$(109,030,031)	$395,204,334

See accompanying notes to the consolidated financial statements.

Workhorse Group Inc.
Consolidated Statements of Cash Flows

	For the Years Ended December 31,
	2020	2019
Cash flows from operating activities:
Net income (loss)	$69,776,499	$(37,162,827)
Adjustments to reconcile net income (loss) to net cash used in operations:
Depreciation	809,645	388,401
Tooling expense	350,500	—
Amortization of discount and debt issuance costs on convertible notes and long-term debt	6,550,212	3,518,356
Amortization of discount and loss on redemption of mandatorily redeemable Series B preferred stock	5,857,092	852,869
Change in fair value of convertible notes and loss on conversion to common stock	160,749,118	1,064,817
Change in fair value of warrant liability	12,176,690	15,369,253
Change in fair value of investment in LMC and fair value of anti-dilution shares	(318,361,944)	—
Dividends for mandatorily redeemable Series B preferred stock paid in common stock	1,491,860	1,166,771
Interest on convertible notes paid in common stock	1,939,964	—
Stock-based compensation	4,020,805	1,979,998
Write down of inventory	—	694,448
Gain on divestiture	—	(3,655,000)
Investment received from license of intellectual property	—	(12,194,800)
Loss on sale of fixed assets	—	19,367
Effects of changes in operating assets and liabilities:
Accounts and lease receivable	(961,966)	76,163
Inventory	(13,668,866)	41,022
Prepaid expenses	(27,947,128)	(4,367,928)
Accounts payable and accrued liabilities	5,499,464	(3,605,682)
Warranty liability	(601,864)	(1,056,905)
Other long-term liabilities	207,040	—
Deferred tax liability	21,833,930	—
Net cash used in operating activities	(70,278,949)	(36,871,677)
Cash flows from investing activities:
Capital expenditures	(5,728,130)	(2,005,498)
Net proceeds received on divestiture	—	3,655,000
Proceeds from sale of fixed assets	—	5,000
Net cash (used in) provided by investing activities	(5,728,130)	1,654,502
Cash flows from financing activities:
Proceeds from notes payable	—	5,854,140
Payments on notes payable	—	(5,854,140)
(Redemption of), proceeds from issuance of mandatorily redeemable Series B preferred stock	(25,000,000)	25,000,000
Proceeds from issuance of convertible notes	262,374,788	38,950,000
Repayment of Duke financing obligation	—	(1,340,700)
Proceeds from PPP Term Note	1,411,000	—
Payments on long-term debt	—	(10,000,000)
Proceeds from issuance of common stock	—	5,928,235
Proceeds from exercise of warrants and options	53,581,942	35,306
Net cash provided by financing activities	292,367,730	58,572,841
Change in cash, cash equivalents and restricted cash	216,360,651	23,355,666
Cash, cash equivalents and restricted cash, beginning of the year	24,868,416	1,512,750
Cash, cash equivalents and restricted cash, end of the year	$241,229,067	$24,868,416

See accompanying notes to the consolidated financial statements.

During the year ended December 31, 2020, cash paid for interest was approximately $12.7 million, which consisted of $7.6 million of direct costs incurred in connection with the issuance of our convertible notes, $4.7 million loss on redemption of our Series B Preferred Stock, and $0.4 million of financing fees.
During the year ended December 31, 2019, cash paid for interest was approximately $7.2 million, which consisted primarily of contractual interest on long-term debt.
The following table provides a reconciliation of Cash and Cash Equivalents, and Restricted Cash Held in Escrow to the amounts reported within the Consolidated Balance Sheets:

	December 31
	2020	2019
Cash and cash equivalents	$46,817,825	$23,868,416
Restricted cash held in escrow	194,411,242	1,000,000
Total cash, cash equivalents and restricted cash held in escrow	$241,229,067	$24,868,416

Supplemental disclosure of non-cash activities:
During the year ended December 31, 2020, the Company issued approximately 19.6 million shares of common stock in connection with the conversion of the Convertible Notes, which were valued at approximately $270.8 million. The Company recognized the conversion as an adjustment to Additional Paid-In Capital, with the offset as a reduction to the fair value of the Convertible Notes.
During the year ended December 31, 2019, the Company issued warrants to purchase common stock in connection with the issuance of our Series B Preferred Stock, which were valued at approximately $6.7 million. The Company recorded Additional Paid-In Capital, with the offset as a discount on the Series B Preferred Stock.

See accompanying notes to the consolidated financial statements.

Workhorse Group Inc.
Notes to Consolidated Financial Statements
1.    SUMMARY OF BUSINESS AND SIGNIFICANT ACCOUNTING PRINCIPLES
Nature of operations and basis of presentation
Workhorse Group Inc. (“Workhorse”, the “Company”, “we”, “us” or “our”) is a technology company focused on providing sustainable and cost-effective solutions to the commercial transportation sector. As an American manufacturer, we create all-electric delivery trucks and drone systems, including the technology that optimizes the way these mechanisms operate. We are last-mile delivery’s first purpose-built electric mobility solution and we are currently focused on our core competency of bringing the C-Series electric delivery trucks to market and fulfilling our existing backlog of orders. The consolidated financial statements are prepared in conformity with U.S. GAAP.
Principles of consolidation
The consolidated financial statements include the financial statements of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.
Reclassifications
Certain reclassifications were made to the prior year consolidated financial statements to conform to the current year presentation. These reclassifications had no effect on previously reported results of operations or stockholders’ equity.
Cash and cash equivalents
Cash includes cash equivalents which are highly liquid investments that are readily convertible to cash. A cash equivalent is a highly liquid investment that at the time of acquisition has a maturity of three months or less.
Restricted cash
We maintain certain cash balances restricted as to withdrawal or use. Our restricted cash is comprised primarily of cash received through financing transactions that have not been released for use by us and cash held as collateral for certain payments. We record restricted cash in the Consolidated Balance Sheets and determine current or non-current classification based on the expected duration of the restriction.
Financial instruments
The carrying amounts of financial instruments including cash and cash equivalents, restricted cash, inventory, and accounts payable approximate fair value because of the relatively short maturity of these instruments.
Accounts receivable
Accounts receivable consists of collectible amounts for products and services rendered. The Company carries its accounts receivable at invoice amount less an allowance for credit losses. On a periodic basis, the Company evaluates its accounts receivable and establishes an allowance for credit losses based on a history of past write-offs, collections, and current and future credit conditions.
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

Buildings and improvements	15 - 39 years
Land improvements	15 years
Equipment and vehicles	3 - 6 years
Tooling	5 years

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
Valuation of investment
In October of 2020, we began measuring our investment in Lordstown Motor Corp. (“LMC”) at fair value as permitted under Accounting Standards Codification (“ASC”) 820, Fair Value Measurement. On October 26, 2020, LMC shares of Class A Common Stock began trading on the Nasdaq Global Select market under the ticker symbol “RIDE.” Therefore, the carrying value of our investment is equal to the quote market price of LMC's common stock. If the price of LMC's common stock decreases, we would record a decrease in the value of our investment and a charge to earnings. We have classified the LMC investment as non-current within the accompanying Consolidated Balance Sheets due to our intention to hold this investment for purposes of continued affiliation and business advantage.
We previously elected the measurement alternative allowed under generally accepted accounting principles (“GAAP”) for our investment in LMC, which, prior to October 2020, did not have a readily determinable fair value. Under the measurement alternative, we measured this investment at cost, less any impairment, plus or minus changes resulting from observable price changes in orderly transactions in an identical or similar investment in LMC.
Accrued Liabilities
Accrued liabilities consist of the following:

	December 31,
	2020	2019
Accrued payroll and taxes	$2,537,353	$954,225
Loan interest payable	1,711,111	112,750
Customer allowance accrual	1,412,500	1,412,500
Other	334,338	928,709
Total accrued liabilities	$5,995,302	$3,408,184

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
Activity for the Company's warranty accrual is as follows:

	December 31,
	2020	2019
Balance, beginning of year	$6,001,864	$7,058,769
Accrual for warranty (1)	2,115,762	92,191
Warranty costs incurred	(2,717,626)	(1,149,096)
Balance, end of year	$5,400,000	$6,001,864

(1) The increase to the warranty accrual in 2020 primarily relates to a change in estimate in the amount of labor required to maintain our current warranty program with our 2016 and 2017 E-Series trucks. The expense includes estimated costs for labor and transportation and excludes any contribution from vendors.

Fair value option
As permitted under ASC 825, Financial Instruments, the Company has elected the fair value option to account for its convertibles notes. In accordance with ASC 825, the Company records its convertible notes at fair value with changes in fair value recorded in Interest Expense in the Consolidated Statement of Operations. As a result of applying the fair value option, direct costs and fees related to the convertible notes were recognized in earnings as incurred and were not deferred.
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
Basic and diluted earnings (loss) per share
Basic earnings (loss) per share is computed by dividing net earnings (loss) available to common stockholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted earnings per share are calculated using the treasury stock method, on the basis of the weighted average number of shares outstanding plus the dilutive effect, if any, of stock options, unvested restricted stock and warrants. The if converted method is used for determining the impact of the convertible notes.

The following table shows the computation of basic and diluted earnings per share:

	Years Ended December 31,
	2020	2019
Net income (loss)	$69,776,499	$(37,162,827)
Deemed dividends	—	86,207
Net income (loss) attributable to common stockholders	$69,776,499	$(37,249,034)

Basic weighted average shares outstanding	92,871,936	64,314,756
Dilutive effect of options and warrants	1,410,605	—
Dilutive effect of convertible notes	5,667,327	—
Diluted weighted average shares outstanding	99,949,868	64,314,756

Anti-dilutive options and warrants excluded from diluted average shares outstanding	1,041,531	36,021,502

Approximately 13.3 million shares of common stock representing the conversion of the High Trail Convertible Note (as defined in Note 6) were excluded from basic and diluted weighted average shares outstanding in the table above for the year ended December 31, 2019. As the High Trail Convertible Note was fully converted during the year, the number of shares issued upon conversion is included in the basic weighted average shares outstanding for the year ended December 31, 2020.
Stock-based compensation
The Company recognizes in its Consolidated Statements of Operations the grant-date fair value of share-based awards issued to employees and non-employees over the awards' vesting period which equals the service period. Forfeitures are recognized as they occur. The fair value of restricted stock awards is the price of our common stock on the date of the award.
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
Use of estimates
The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses for the periods presented. Significant estimates and assumptions are used for, but are not limited to warranty liability, warrant liability, fair value of the convertible notes and litigation-related accruals. Actual results could differ from our estimates.
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
As of December 31, 2020, our locations and primary suppliers continue to operate. However, during the fourth quarter of 2020, the Company experienced an outbreak of COVID-19 cases amongst our employees. Approximately 40% of our production employees tested positive for COVID-19. Additionally, several of our suppliers experienced capacity constraints due to the pandemic, which has limited their shipment volumes. As a result, we experienced a significant reduction to our planned production volume in the fourth quarter of 2020. See Risk Factors for further discussion of the possible impact of the COVID-19 pandemic on our business.

2.    INVENTORY, NET
Inventory, net consists of the following:

	December 31,
	2020	2019
Raw materials	$16,759,232	$3,741,097
Work in process	422,176	422,176
Finished goods	277,419	—
	17,458,827	4,163,273
Less: inventory reserve	(1,991,815)	(2,365,127)
Inventory, net	$15,467,012	$1,798,146

3.    INVESTMENT IN LMC
The Company has an approximate ten percent ownership interest in Lordstown Motors Corp. with a fair value of $330.6 million and $12.2 million as of December 31, 2020 and December 31, 2019, respectively.
The following table sets forth a reconciliation of the Investment in LMC:

	December 31,
	2020	2019
Balance, beginning of year	$12,194,800	$—
Initial fair value of ownership interest (1)	—	12,194,800
Change in fair value of investment (2)	317,497,044	—
Fair value of anti-dilution shares (3)	864,900	—
Balance, end of year	$330,556,744	$12,194,800
(1) Represents the Company's ownership interest in the common stock of LMC obtained pursuant to the LMC Transaction (as described below). The initial fair value of the LMC ownership interest received is recorded in Other Income on the Consolidated Statements of Operations for the year ended December 31, 2019.
(2) The Company obtained approximately 16.5 million shares of Class A Common Stock in connection with the LMC Merger (as described below), which were valued at $20.06 per share as of December 31, 2020. The change in fair value of the investment is recorded in Other Income on the Consolidated Statements of Operations for the year ended December 31, 2020.
(3) During the three months ended March 31, 2020, the Company received additional shares as part of its anti-dilution feature with LMC, which were valued at approximately $0.9 million. The change in fair value of the investment related to the anti-dilution shares is recorded in Other Income on the Consolidated Statements of Operations for the year ended December 31, 2020.
LMC Merger
On August 1, 2020, LMC entered into an Agreement and Plan of Merger (the “Merger Agreement”) with DiamondPeak Holdings Corp., in which LMC agreed to merge with and into a subsidiary of DiamondPeak (the “LMC Merger”). The stockholders of LMC in the aggregate received 58% of the issued and outstanding shares of Class A Common Stock of DiamondPeak as of the closing of the LMC Merger. Further, on August 1, 2020, DiamondPeak entered into subscription agreements with certain investors in which DiamondPeak agreed to issue and sell an aggregate of 50.0 million shares of Class A Common Stock for $10.00 per share.
In connection with the LMC Merger, the Company and LMC entered into an Agreement on August 1, 2020, which confirmed that the Company will own 9.99% of DiamondPeak and no longer have anti-dilution rights or similar protections following the closing of the merger. The Agreement also defined the Royalty Advance as approximately $4.8 million, which is recorded in Other Income in the Consolidated Statements of Operations for the year ended December 31, 2020. Further, DiamondPeak has agreed to register the Company’s shares of Class A Common Stock held in DiamondPeak. The Company has agreed, subject to certain exceptions, to not sell any of its shares of Class A Common Stock for a period of six months ending April 23, 2021, following the closing of the LMC Merger.
On October 23, 2020, DiamondPeak announced the completion of its merger with LMC and on October 26, 2020, the LMC shares of Class A Common Stock began trading on the Nasdaq Global Select market under the ticker symbol “RIDE.” Following the merger, the entity now operates under the name Lordstown Motors Corp.

LMC Transaction

On November 7, 2019, the Company entered into a transaction with LMC (the “LMC Transaction”). LMC will endeavor to, among other things, raise sufficient third-party capital for the acquisition, retrofitting, and restart of the Lordstown Assembly Complex, and the ongoing operating costs, which amounts are expected to be significant (the “Capital Raise”). In connection with the LMC Transaction, the Company granted LMC a perpetual and worldwide license to certain intellectual property relating to the Company’s W-15 electric pickup truck platform and its related technology (the “Licensed Intellectual Property”) for consideration as described below:

•A ten percent ownership interest in the common stock of LMC in exchange for the Company’s obligations under the License Agreement. The LMC common stock received provided the Company with anti-dilution rights for two years.
•One percent of the aggregate debt and equity commitments funded to LMC upon completion of the Capital Raise (the “Royalty Advance”). Any amount paid to the Company from the Capital Raise is non-refundable.
•A one percent royalty on the gross sales price of the first 200,000 vehicles sold, to the extent that the aggregate amount of such royalty fees exceeds the amount paid as the Royalty Advance.
•Upon completion of the Capital Raise, the Company intends to transfer approximately 6,000 existing vehicle orders to LMC. LMC will pay a four percent commission on the gross sales price of any transferred orders fulfilled by LMC.

The consideration includes a fixed and variable component. The fixed component consists of the ten percent ownership interest in LMC and any amounts received under the Royalty Advance. The variable component consists of the four percent commission and the one percent royalty. Variable consideration will be recognized when each vehicle for which a royalty or commission is owned is sold.
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

Revenues related to repair and maintenance services are recognized over time as services are provided. Payment for vehicles, services, and merchandise are typically received at the point when control transfers to the customer or in accordance with payment terms customary to the business.

Accounts Receivable

Credit is extended based upon an evaluation of the customer’s financial condition. Accounts receivable are stated at their estimated net realizable value. The allowance for credit losses is based on an analysis of customer accounts, which considers history of past write-offs, collections, and current and future credit conditions.

As the majority of our contracts have a single performance obligation which are satisfied within one year from a given reporting date, we omit disclosures of the transaction price apportioned to remaining performance obligations on open orders.

Disaggregation of Revenue

Our revenues related to the following types of business were as follows:

	Years Ended December 31,
	2020	2019
Automotive	$1,285,327	$240,280
Aviation	71,830	—
Other	35,362	136,282
Total revenues	$1,392,519	$376,562

Automotive – consists of sales of any of our truck platforms. We recognize revenue when control transfers upon shipment to the customer.

Aviation – consists of sales of any of our drone systems. We recognize revenue when control transfers upon shipment to the customer.

Other – consists of grant-related research work and non-warranty after-sales vehicle services.
5.    PROPERTY, PLANT AND EQUIPMENT, NET
Property, plant and equipment, net consists of the following:

	December 31,
	2020	2019
Land and improvements	$794,875	$700,000
Buildings and improvements	6,005,505	5,900,000
Equipment and vehicles	1,847,696	953,985
Tooling	2,079,471	—
Construction in progress	4,129,568	1,925,500
	14,857,115	9,479,485
Less: accumulated depreciation	(3,458,949)	(2,649,304)
Property, plant and equipment, net	$11,398,166	$6,830,181

Depreciation expense during the years ended December 31, 2020 and December 31, 2019 was $0.8 million and $0.4 million, respectively.
6.    CONVERTIBLE NOTES AND LONG-TERM DEBT
Convertible Notes

	December 31,
	2020	2019
Convertible notes, at fair value	$197,700,000	$39,020,000
Less: current portion	—	(19,620,000)
Convertible notes, net of current portion	$197,700,000	$19,400,000

4.0% Senior Secured Convertible Notes Due 2024
On October 14, 2020 the Company issued $200.0 million par value convertible notes (the “2024 Notes”) due October 14, 2024. The 2024 Notes are a senior secured obligation of the Company, and rank senior to all unsecured debt of the Company. Interest is payable quarterly beginning January 15, 2021 at a rate of 4.0% per annum. The interest rate on the 2024 Notes may be reduced to 2.75% if the Company meets certain conditions. The 2024 Notes are convertible at a rate of $35.29 per share, subject to change for anti-dilution adjustments and adjustments for certain corporate events.
The 2024 Notes will generally not be redeemable at the option of the Company prior to the third anniversary of their issue date. There are no required redemptions on the 2024 Notes. Accordingly, the Company has classified the full balance of the 2024 Notes as long-term on the Consolidated Balance Sheets as of December 31, 2020.

The 2024 Notes are guaranteed by all the Company’s current and future subsidiaries and are secured by substantially all the assets of the Company and its subsidiaries. The 2024 Notes include certain covenants, including a minimum sales backlog beginning the fiscal period ending on March 31, 2022, limitations on liens, additional indebtedness, investments, dividends and other restricted payments, and customary events of default.

The Company paid fees in connection with the 2024 Notes of approximately $6.6 million, resulting in net proceeds to the Company of approximately $193.4 million. As we have elected to account for our convertible notes using the fair value option allowed under GAAP, all direct costs related to the issuance of our convertible notes were recognized in Interest Expense in the Consolidated Statements of Operations for the year ended December 31, 2020.

The Company is required to hold the proceeds in escrow until it completes certain requirements related to the collateral. In January 2021, such requirements were met and the proceeds were released from escrow.
As of December 31, 2020, the contractual principal balance of the 2024 Notes was $200.0 million and the fair value was $197.7 million. The $2.3 million decrease in the fair value of the Convertible Notes is recorded in Interest Expense in the Consolidated Statements of Operations. In electing the fair value option, the Company recognizes changes in fair value related to changes in credit risk, if any, in Other Comprehensive Income and the remaining change in fair value in Interest Expense. No portion of the change in fair value was related to changes in credit risk.
High Trail Convertible Note II
On July 16, 2020, the Company issued a $70.0 million par value convertible note (the“High Trail Convertible Note II” or “Note II”) due July 1, 2023. Interest was payable quarterly beginning October 1, 2020 at a rate of 4.5% per annum. The High Trail Convertible Note II was initially convertible at a rate of $19.00 per share, subject to change for anti-dilution and adjustments for certain corporate events.
The Company paid fees in connection with the issuance of Note II of approximately $1.1 million, reducing the proceeds to the Company to approximately $68.9 million. All direct costs related to the issuance of our convertible notes were recognized in Interest Expense in the Consolidated Statements of Operations.
During the year ended December 31, 2020, the fair value of the Note II increased approximately $52.9 million, which is recorded in Interest Expense in the Consolidated Statements of Operations.
On October 14, 2020, the Company exchanged the full $70.0 million outstanding principal balance of Note II at a premium for approximately 5.2 million shares. The settlement cost of approximately $121.8 million was calculated as the number of shares issued in exchange for Note II multiplied by the closing price of Workhorse common stock on October 13, 2020, which was $23.63 per share.
High Trail Convertible Note
On December 9, 2019, the Company issued a $41.0 million par value convertible note (“High Trail Convertible Note” or “the Note”) due November 2022. The fair value of the Note was $38.5 million upon issuance. Interest was payable quarterly beginning February 1, 2020, at a rate of 4.50% per annum. The Note was initially convertible at a rate of $3.05 per share, subject to change for anti-dilution adjustments or certain corporate events.
The Note was issued with approximately 15.5 warrants to purchase common stock of the Company at an initial exercise price of $3.05 per share. The Note and the warrants were determined to be freestanding instruments and were accounted for separately. The warrants were classified as equity instruments and the fair value was estimated to be approximately $0.4 million on December 9, 2019. The fair value of the warrants was recorded as an increase to Additional Paid-In Capital.
The fair value of the High Trail Convertible Note as of December 31, 2020 and December 31, 2019 was zero and $39.0 million, respectively, and the contractual principal balance as of December 31, 2020 and December 31, 2019 was zero and $40.5 million, respectively. Fair value adjustments for the year ended December 31, 2020 were approximately $74.1 million, which were recorded in Interest Expense in the Consolidated Statements of Operations. Fair value adjustments for the year ended December 31, 2019 were $1.0 million, which is recorded in Interest Expense.
During the year ended December 31, 2020, the Company converted $40.5 million par value of the Note into approximately 14.4 million shares of common stock, resulting in a loss of approximately $35.9 million. During the year ended December 31,

2019, the Company converted $0.5 million par value of the Note into approximately 0.2 million shares of common stock, resulting in a gain of approximately $0.1 million. Gains and losses related to conversions of par value to common stock were recorded in Interest Expense in the Consolidated Statements of Operations.
The warrants were only exercisable at the option of the Company following the full or partial redemption of the Convertible Note. The percentage of the warrants exercisable upon full or partial redemption of the Note is equal to a percentage of the original principal amount redeemed at such time. Therefore, as the principal balance of the Convertible Note was fully converted during the year, the number of warrants exercisable as of December 31, 2020 is zero.
PPP Term Note

	December 31,
	2020	2019

Long-term debt	$1,411,000	$—
Less: current portion	(1,411,000)	—
Long-term debt, net of current portion	$—	$—

On April 14, 2020, the Company entered into a Paycheck Protection Program Term Note ( “PPP Note”) with PNC Bank, N.A. under the Paycheck Protection Program of the Coronavirus Aid, Relief, and Economic Security Act ("CARES Act"). The Company received total proceeds of $1.4 million from the PPP Note, which was due on April 13, 2022. In accordance with the requirements of the CARES Act, the Company used the proceeds primarily for payroll costs. Interest accrues on the PPP Note at the rate of 1.0% per annum. In October 2020, the Company applied for forgiveness of the amount due on the PPP Note. On January 15, 2021, the outstanding principal and interest accrued on the Note was fully forgiven and the full amount of the Note is classified as current at December 31, 2020 on the Consolidated Balance Sheets.
The Company elected to account for the PPP Term Note as debt and will accrue interest over the term of the Note. During the year ended December 31, 2020, the Company did not make any repayments on any amount due on the Note.
7.    MANDATORILY REDEEMABLE SERIES B PREFERRED STOCK

On June 5, 2019, the Company closed agreements for the sale of 1,250,000 units consisting of one share of Series B Preferred Stock (the “Preferred Stock”), with a stated value of $20.00 per share (the “Stated Value”) and a common stock purchase warrant to purchase 7.41 shares of the common stock (the “Warrants”) for an aggregate purchase price of $25.0 million. The Preferred Stock was not convertible and did not have voting rights.
The Preferred Stock ranked senior to the Company’s common stock with respect to dividend rights and rights upon liquidation, winding-up or dissolution. The Preferred Stock was entitled to annual dividends at a rate equal to 8.0% per annum on the Stated Value. The Warrants had an exercise price of $1.62 per share and expired seven years from the date of issuance. Accrued dividends were payable quarterly in shares of common stock of the Company based on a fixed share price of $1.62. During the years ended December 31, 2020 and December 31, 2019, the Company issued 0.9 million and 0.7 million shares of common stock to the holders of the Preferred Stock, respectively.
As the Preferred Stock was mandatorily redeemable, it was classified as a liability on the Consolidated Balance Sheets. All dividends payable on the Preferred Stock were classified as Interest Expense.
The Preferred Stock and Warrants were considered freestanding financial instruments and were accounted for separately. The Warrants were considered equity instruments and not marked-to-market at each reporting period. On the date of issuance, the value of the Warrants was $6.7 million, which was determined using the Black-Scholes valuation model. The fair value of the Warrants was recorded as an increase to Additional Paid-In Capital and a discount of the Preferred Stock. The discount was amortized to Interest Expense using the effective interest method. Amortization of the discount was $1.1 million and $0.9 million for the years ended December 31, 2020 and December 31, 2019, respectively.
On September 28, 2020, the Company redeemed its Series B Preferred Stock in full for cash. Dividends on all shares of Series B Preferred Stock were paid in full as of the redemption date and will cease to accumulate. The Company recognized a loss on redemption of approximately $4.7 million related to the remaining unamortized discount, which was recorded in Interest Expense.

8.    INCOME TAXES
For the years ended December 31, 2020 and 2019, the Company had net income and loss, respectively, but due to timing differences in recognizing income for tax, no current tax expense or benefit was recorded. The Company recorded a full valuation allowance on its deferred tax assets as of December 31, 2019. As of December 31, 2020, the Company released a portion of the valuation allowance, with the exception of certain tax credits and net operating losses that were determined to be unrealizable. The Company recorded deferred tax liabilities of approximately $21.8 million, with a corresponding deferred provision for federal and state income taxes.
The components of the provision for income taxes are as follows:

	Years Ended December 31,
	2020	2019
Current:
Federal	$—	$—
State and Local	—	—
Total Current	—	—
Deferred:
Federal	21,864,569	—
State and Local	(30,639)	—
Total Deferred	21,833,930	—
Total provision for income taxes	$21,833,930	$—

The reconciliation of taxes at the federal statutory rate to our provision for income taxes was as follows:

	Years Ended December 31,
	2020	2019
Federal tax benefit at statutory rates	21.0%	21.0%
State and local tax at statutory rates	(0.1)%	(0.6)%
Fair value adjustments on warrant liability	37.1%	(9.3)%
Fair value adjustments on convertible notes	2.8%	—%
Stock-based compensation deductions	(6.6)%	—%
Other permanent differences and credits	—%	(0.8)%
Change in valuation allowance	(30.4)%	(10.3)%
Total tax benefit	23.8%	—%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. When realization of the deferred tax asset is more likely than not to occur, the benefit related to the deductible temporary differences attributable to operations is recognized as a reduction of income tax expense. As of each reporting date, management considers new evidence, both positive and negative, that could affect its view of the future realization of deferred tax assets. As of December 31, 2020, management determined that there is sufficient positive evidence to conclude that it is more likely than not that deferred tax assets of approximately $27.8 million are realizable. Management's determination was based on the Company's achievement of three years of cumulative pretax income in the U.S. federal tax jurisdiction, which was primarily driven by the change in fair value of our investment in LMC. We therefore reduced the valuation allowance accordingly. Significant components of the Company’s deferred tax assets and liabilities are as follows:

	December 31
	2020	2019
Deferred Tax (Liabilities) Assets:
Accrued expenses and reserves	$853,199	$802,526
Warranty reserve	1,150,830	1,275,047
Non-qualified stock options	358,808	961,919
Property, plant and equipment	(319,632)	202,755
Fair value adjustment of investment in LMC	(66,674,379)	—
Issuance fees on convertible notes	1,031,658	—
Other temporary differences	—	(88,200)
Net operating losses	47,344,755	30,213,192
Total Deferred Tax (Liabilities) Assets	(16,254,761)	33,367,239
Valuation Allowance	(5,579,169)	(33,367,239)
Total Deferred Tax Liabilities, net of valuation allowance	$(21,833,930)	$—

At December 31, 2020 and 2019, the Company has approximately $90.6 million of federal net operating loss (“NOL”) carry-forwards which expire through 2037. Additionally, at December 31, 2020 and 2019, the Company had approximately $130.9 million and $49.0 million, respectively, of federal NOLs that carry-forward indefinitely. Additionally, at December 31, 2020 Additionally, at December 31, 2020 and 2019, the Company had approximately $0.9 million and $0.8 million, respective of state and local NOL carry-forwards, which expire through 2039. The NOL carry-forwards may be limited in certain circumstances, including ownership changes.

Under the provisions of the Internal Revenue Code, the net operating loss and tax credit carry-forwards are subject to review and possible adjustment by the Internal Revenue Service and state tax authorities. Certain tax attributes are subject to an annual limitation as a result of certain cumulative changes in ownership interest of significant shareholders which could constitute a change of ownership as defined under Internal Revenue Code Section 382. The Company has completed a full analysis of historical ownership changes and determined that a portion of the net operating losses to date have a limitation on future deductibility. Approximately $8.4 million of net operating losses incurred prior to 2014 will be unable to offset future taxable income and have been reserved via a valuation allowance to reduce the deferred tax asset to the expected realizable amount.

Tabular reconciliation of unrecognized tax benefits

	2020	2019
Unrecognized tax benefits - January 1	$1,163,282	$1,163,282
Gross increases - tax positions in prior period	—	—
Gross decreases - tax positions in prior period	—	—
Gross increases - tax positions in current period	—	—
Settlement	—	—
Lapse of statute of limitations	—	—
Unrecognized tax benefits - December 31	$1,163,282	$1,163,282

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of December 31, 2020, and 2019, due to the Company’s continued losses, no amounts of interest and penalties have been recognized in the Company’s consolidated statements of operations. If the unrecognized tax benefits were reversed, a deferred tax asset and corresponding valuation allowance would be recorded, and thus the reversal would have no impact on the effective rate.
The Company files income tax returns in the U.S. federal jurisdiction, various state jurisdictions and local jurisdictions. Generally, the Company’s 2017 through 2019 tax years remain open and subject to examination by federal, state and local taxing authorities. However, federal, state, and local net operating losses from 2009 through 2019 are subject to review by taxing authorities in the year utilized.

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

A financial asset or liability’s classification within the hierarchy is determined based on the lowest level of input that is significant to the fair value measurement. Assets and liabilities measured at fair value and fair value measurement level were as follows:

	December 31, 2020				December 31, 2019
	Fair Value	Level 1	Level 2	Level 3	Fair Value	Level 1	Level 2	Level 3
Assets
Investment in LMC	$330,556,744	$330,556,744	$—	$—	$12,194,800	$—	$—	$12,194,800
Total assets at fair value	$330,556,744	$330,556,744	$—	$—	$12,194,800	$—	$—	$12,194,800

Liabilities
Convertible notes	$197,700,000	$—	$—	$197,700,000	$39,020,000	$—	$—	$39,020,000
Warrant liability	—	—	—	—	16,335,000	—	—	16,335,000
Total liabilities at fair value	$197,700,000	$—	$—	$197,700,000	$55,355,000	$—	$—	$55,355,000

Investment in LMC
As of December 31, 2020, the Company's investment in LMC is measured at fair value using Level 1 inputs because it is valued using a quoted price in an active market.
Previously, the Company's investment in LMC was recorded using the measurement alternative at issuance and at each reporting date through September 30, 2020. Under the measurement alternative, we measured the investment at cost, less any impairment, plus or minus changes resulting from observable price changes in orderly transactions in an identical or similar investment in LMC.
Convertible Notes
The Company's convertible notes are measured at fair value using Level 3 inputs on issuance and at each reporting date. Considerable judgment is required in interpreting market data to develop the estimates of fair value. Accordingly, the Company’s estimates are not necessarily indicative of the amounts that the Company, or holders of the instruments, could realize in a current market exchange. Significant assumptions used in the fair value model include estimates of the redemption dates, credit spreads and the market price and volatility of the Company’s common stock. The use of different assumptions and/or estimation methodologies could have a material effect on the estimated fair values.
The following table sets forth a reconciliation of the convertible notes:

	December 31,
	2020	2019

Convertible notes, beginning of year	$39,020,000	$—
Convertible notes at issuance	268,925,000	38,520,000
Conversion of convertible notes into common stock	(270,794,684)	(481,728)
Change in fair value	160,549,684	981,728
Convertible notes, end of year	$197,700,000	$39,020,000

Warrant Liability

On December 31, 2018, the Company entered into a Credit Agreement with Marathon Asset Management, LP. Upon entering into the Credit Agreement, the Company issued a Common Stock Purchase Warrant to purchase 8,053,390 shares of common stock at an exercise price of $1.25 per share (the “Initial Warrants”).

The Credit Agreement and Initial Warrants were determined to be freestanding instruments and were accounted for separately. The Initial Warrants do not qualify for equity classification and were classified as liability instruments. The liability for the Initial Warrants was marked-to-market quarterly in accordance with liability accounting, with a corresponding charge to Interest Expense.

The Company's warrant liability was measured at fair value using Level 3 inputs on issuance and at each reporting date. Considerable judgment is required in interpreting market data to develop the estimates of fair value. Accordingly, the Company’s estimates are not necessarily indicative of the amounts that the Company, or holders of the instruments, could realize in a current market exchange. Significant assumptions used in the fair value models include estimates of the redemption dates, credit spreads, dividend payments and the market price and volatility of the Company’s common stock. The use of different assumptions and/or estimation methodologies could have a material effect on the estimated fair values.

The following table sets forth a reconciliation of the Warrant Liability:

	December 31,
	2020	2019

Warrant liability, beginning of year	$16,335,000	$1,822,819
Exercise of warrants	(28,511,690)	—
Change in fair value of warrant liability	12,176,690	15,369,253
Reclassification to additional paid-in capital	—	(857,072)
Warrant liability, end of year	$—	$16,335,000

10.    STOCK-BASED COMPENSATION
The Company maintains, as approved by the board of directors, the 2019 Stock Incentive Plan (the “Plan”) providing for the issuance of stock-based awards to employees, officers, directors or consultants of the Company. Non-qualified stock options may only be granted with an exercise price equal to the market value of the Company’s common stock on the grant date. Awards under the plans may be either vested or unvested options, or unvested restricted stock. The Plan has authorized 8.0 million shares for issuance of stock-based awards. As of December 31, 2020 and December 31, 2019, there were approximately 6.6 million and 8.0 million shares available for issuance of future stock awards, respectively, which includes shares available under the 2019 and 2017 incentive plans.

Stock-based compensation expense

The following table summarizes stock-based compensation expense:

	Years Ended December 31,
	2020	2019
Stock options	$792,055	$1,542,644
Restricted stock	3,228,750	437,354
Total stock-based compensation expense	$4,020,805	$1,979,998

In November 2019, the vesting for 1.0 million stock options issued to an officer of the Company were accelerated, resulting in the remaining unvested compensation of approximately $0.5 million being recognized in the year ended December 31, 2019.

Stock options
The following table summarizes stock option activity:

	Number of Options	Weighted Average Exercise Price per Option	Weighted Average Grant Date Fair Value per Option	Weighted Average Remaining Contractual Life (Years)
Balance, December 31, 2018	3,867,621	$4.1
Granted	2,450,000	1.0	0.5
Exercised	(736,552)	0.7
Forfeited	(907,500)	4.5
Expired	(948,569)	5.0
Balance, December 31, 2019	3,725,000	2.3
Granted	877,575	1.9	0.6
Exercised	(2,112,392)	2.4
Forfeited	(118,943)	5.8
Expired	(20,000)	2.4
Balance, December 31, 2020	2,351,240	$2.0		5.5

Number of options exercisable at December 31, 2020	1,972,740	$2.1		5.8

As of December 31, 2020, unrecognized compensation expense was $0.2 million for unvested options, which is expected to be recognized over the next 1.8 years.

Restricted stock

The following table summarizes restricted stock activity:

	Number of Unvested Shares	Weighted Average Grant Date Fair Value per Share
Balance, December 31, 2018	—	$—
Granted	1,805,222	2.6
Vested	(36,496)	2.7
Forfeited	—	—
Balance, December 31, 2019	1,768,726	2.6
Granted	657,135	2.9
Vested	(1,047,972)	2.6
Forfeited	—	—
Balance, December 31, 2020	1,377,889	$2.7

As of December 31, 2020, unrecognized compensation expense was $2.9 million for unvested restricted stock, which is expected to be recognized over the next 1.9 years.
11.    RECENT PRONOUNCEMENTS
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
12.    STOCKHOLDERS' EQUITY
Warrants

In connection with the issuance of debt, common stock and preferred stock, the Company has issued warrants to purchase shares of the Company's common stock. The following table summarizes warrant activity:

	Number of Warrants	Weighted Average Exercise Price per Warrant
Balance, December 31, 2018	17,818,844	$1.84
Granted, Series B Preferred Stock	9,262,500	1.62
Granted, Marathon Credit Agreement	3,379,466	2.26
Granted, Other	66,966	5.28
Exercised	—	—
Balance, December 31, 2019	30,527,776	1.82
Granted, Marathon Credit Agreement	1,176,203	28.26
Exercised	(30,502,763)	1.78
Expired	(45,540)	1.60
Balance, December 31, 2020	1,155,676	$28.74

2019 Stock Offerings
In February 2019, the Company sold approximately 1.6 million shares of common stock to investors (the “February 2019 Investors”) for net proceeds of $1.5 million. Through July 2019, if the Company issued shares of its common stock for a lower price per share than the price paid by the February 2019 Investors (a “Down Round”), the Company was required to issue additional shares of common stock (for no additional consideration) resulting in the effective purchase price per share being equal to the purchase price per share paid in the Down Round. On May 1, 2019 the Down Round provision of the agreement was triggered and an additional 116,496 shares of common stock were issued to the February 2019 Investors which was accounted for as a $86,207 deemed dividend. The deemed dividend was recorded as a reduction to Retained Earnings and increase in Additional Paid-in-Capital and increased the net loss to common stockholders by the same amount.
Benjamin Samuels and Gerald Budde, directors of the Company, acquired 841,928 and 26,310 shares of common stock, respectively, as part of the February 2019 offering at a price per share of $0.95, which was above the closing price the date prior to close. They did not receive the Down Round protection.
On June 22, 2017, the Company entered into an at the market issuance sales agreement with Cowen and Company, LLC, under which the Company may offer and sell shares of its common stock having an aggregate offering price of up to $25.0 million. During the three months ended March 31, 2019, the Company issued 1.6 million shares of common stock under the agreement for net proceeds of approximately $1.5 million. The agreement was canceled in the first quarter of 2019.
On May 1, 2019, the Company closed a registered public offering for the sale of approximately 4.0 million shares of common stock for a purchase price of $0.74 per share. The proceeds to the Company were approximately $2.9 million.

13.    RELATED PARTIES
The Company obtains its property and casualty insurance through AssuredPartners NL, LLC (“Assured”). Gerald Budde, a director of the Company, is Eastern Regions Chief Financial Officer of AssuredPartners, Inc., the parent company of AssuredPartners Capital, Inc. and its subsidiary, AssuredPartners NL, LLC. The placement of insurance was completed by an agent outside of the Eastern Region and Mr. Budde did not participate in any decisions about insurance, nor was he paid any portion of the brokerage fee. Assured earned brokerage fees of approximately $121,000 and $86,000 for the years ended December 31, 2020 and 2019, respectively.

14.    DIVESTITURE OF SUREFLY
On November 27, 2019, the Company completed the sale of SureFly™ for $4.0 million. The gain on divestiture was $3.7 million, net of selling costs of $0.3 million. SureFly was the Company's hybrid electrically powered vertical takeoff and landing aircraft project. The Company had no revenues associated with SureFly in 2019. Operating expenses associated with the development of Surefly were $1.4 million in 2019.

15.    OTHER TRANSACTION

On October 31, 2019, the Company and ST Engineering Hackney, Inc. (“Hackney”) entered into an Asset Purchase Agreement to purchase certain assets and assume certain liabilities of Hackney. Upon execution of the agreement, the Company deposited $1.0 million in cash and shares of its common stock having an initial value of $6.6 million into an escrow account. The number of shares held in escrow is subject to adjustment if the value of the shares is less than $5.28 million or greater than $7.92 million on certain dates.

The purchase price for the acquired assets was $7.0 million, $1.0 million of which was released from the escrow account in January 2020 upon satisfaction of certain conditions, and the remaining $6.0 million (the “Second Payment”) is payable in cash within 45 days if additional conditions are met. The Company is required to make additional payments to Hackney in the event the Second Payment is not made within 45 days of when the payment is due. In the event the Second Payment is not made within 105 days of when the payment is due, Hackney may require that the Escrow Agent release the shares held in escrow with a value (based on the then-current market price of the shares) equal to $6.0 million in satisfaction of the Second Payment.

The transaction was accounted for as customer acquisition costs as the primary asset acquired is the right to bid on a customer contract. As each payment is made, the Company will determine if there is future benefit associated with the contract. If it is determined that there is future benefit, the payment will be capitalized as a customer acquisition cost and expensed over the period of benefit.

16.    SUBSEQUENT EVENTS
The Company has evaluated subsequent events for potential recognition and disclosures through the date the Consolidated Financial Statements were filed.
On February 23, 2021, the USPS announced it awarded a contract to Oshkosh Defense to assemble 50,000 to 165,000 vehicles over the next ten years.

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
Our Chief Executive Officer and Chief Financial Officer have concluded that the Consolidated Financial Statements included in this Annual Report on Form 10-K present fairly, in all material respects, the financial position of the Company at December 31, 2020 and 2019, and the consolidated results of operations and cash flows for each of the years presented herein in conformity with United States generally accepted accounting principles.
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
Under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, we conducted an evaluation of the effectiveness over financial reporting based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Our management concluded that our internal control over financial reporting was effective as of December 31, 2020.
The independent registered public accounting firm that audited the consolidated financial statements included in this Annual Report has issued an attestation report on the Company’s internal control over financial reporting which appears herein.
Limitations on the Effectiveness of Controls
Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements and projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
None.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The officers and directors of the Company are as follows:

Name	Age	Position
Raymond Chess	63	Director, Chairman
Harry DeMott	54	Director
H. Benjamin Samuels	53	Director
Gerald Budde	59	Director
Michael Clark	49	Director
Pamela Mader	57	Director
Jacqueline Dedo	59	Director
Duane Hughes	57	Chief Executive Officer, President and Director
Robert Willison	59	Chief Operating Officer
Steve Schrader	58	Chief Financial Officer
Stephen Fleming	48	General Counsel and Vice President
Anthony Furey	48	Vice President of Finance
Gregory Ackerson	44	Corporate Controller

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
Background of Directors and Executive Officers
Raymond Chess, Director, Chairman
Raymond Chess has 40+ years in the automotive industry. Mr. Chess joined General Motors in 1980, and during his 37 years with General Motors, he held ever increasing roles and responsibilities in both manufacturing and product development. While in manufacturing, Mr. Chess held key positions in both plant floor operations and manufacturing engineering such as Chief Manufacturing Engineer and Executive Director of Stamping and Assembly. While in product development, Mr. Chess was a Vehicle Line Executive, where he led global cross functional responsibilities for GM’s commercial truck line from 2001 to 2009 and GM’s cross over segment from 2009 through 2012. Upon retirement from General Motors, he formed his own engineering consulting company. In 2014, Mr. Chess was elected onto the Board of Directors of Rush Enterprises. Mr. Chess also sits on the advisory board of Productive Research LLC. He started working with Workhorse in 2014 on their advisory board, was then elected to their Board of Directors and subsequently became the Chairman. We believe that Mr. Chess possesses specific attributes that qualify him to serve as Chairman and a member of our committees, including his lengthy executive experience in the automotive industry and his board experience.
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
He also serves as founder and managing partner for Hamerle Investments, a family investment company. Prior to co-founding Raptor Ventures, Mr. DeMott served on the Board of Directors of Pandora Media, Inc. from 2006 through 2011. Earlier, he served as senior analyst at Knighthead Capital Management, analyst at King Street Capital Management, portfolio manager at Bourgeon Capital Management and managing member and founder at Gothic Capital Management. During this 16-year period, Mr. DeMott focused on finding, fostering and investing in disruptive technology companies. He previously spent nine years at First Boston (now Credit Suisse), where he was a director in the equity research division specializing in radio, television, outdoor advertising and cell towers. He earned a Bachelor of Arts in economics from Princeton University in 1988 and a MBA in finance from New York University in 1991. We believe that Mr. DeMott possesses specific attributes that qualify him to serve as a member of the Board and a member of our committees, including his deep understanding of the financial markets and his experience in starting and operating various companies.
H. Benjamin Samuels, Director
Mr. Samuels served as CEO of Victory Packaging from May 2007 through 2015, during which time he led an executive team managing more than 1,700 employees. In 2015, Mr. Samuels was appointed as Co-President after Victory Packaging was acquired by KapStone Paper and Packaging Corporation. From 1995 through 2007, Mr. Samuels served in multiple roles, including as Vice Chairman and leader of Victory Packaging’s national accounts group, real estate, finance and legal departments, achieving a period of unprecedented growth in sales and revenues. Mr. Samuels is an active member in the community, where he served as the Chairman of the Houston Food Bank and as a director of the Samuels Family Foundation. Samuels serves on the boards of and holds leadership positions with Teach For America, Children at Risk, Brighter Bites, Move For Hunger, American Jewish Committee, Leo Baeck Education Center Foundation, and Jewish Federation of Greater Houston. Mr. Samuels received a Bachelor’s Degree in American studies and economics from Amherst College in Massachusetts as well as an MBA from the Harvard Graduate School of Business Administration. We believe that Mr. Samuels possesses specific attributes that qualify him to serve as a member of the Board and a member of our committees, including his deep understanding of managing and operating significant organizations as an executive and his experience in starting.
Gerald Budde, Director

Mr. Budde is currently the Eastern Regions Chief Financial Officer of AssuredPartners, Inc. Mr. Budde started his career in public accounting with EY after graduating with a Bachelor of Science degree in Accounting from the University of Dayton. After almost eleven years with EY as a licensed CPA, Mr. Budde spent over nine years in the machine tool industry with Cincinnati Milacron Inc., Cincinnati Machine, a successor company, and its parent company UNOVA Manufacturing Technologies, as its Vice President of Finance and Administration. Mr. Budde became the Chief Financial Officer at Neace Lukens, an insurance brokerage and consulting firm, in 2003 who was acquired by AssuredPartners in 2011. Prior to his current role, Mr. Budde was previously the Midwest Region Chief Financial Officer overseeing multiple AssuredPartners legal entities. Mr. Budde previously served on the Board of Trustees and the Finance Committee for Mount Notre Dame high school and is a member of the Finance Commission for St Margaret of York parish and school. Mr. Budde’s business, management, and accounting knowledge and experience led to the conclusion he should serve on the Board of Directors, given the Company’s business and structure. We believe that Mr. Budde possesses specific attributes that qualify him to serve as a member of the Board and as Chair of the Audit Committee, such as his executive leadership experience and his financial and accounting expertise in the public setting.
Michael Clark, Director

Mr. Clark is a Chartered Financial Analyst ("CFA") Charterholder with close to twenty years of investing and capital markets experience. He also serves as a director of Laws Whiskey House, a privately held, Denver-based award winning craft distillery. Mr. Clark has also served as a director of Halcón Resources from September 2016 until October 2019 and as a director of Paragon Offshore Ltd., as Chairman of the Corporate Governance and Compensation Committee and a member of its Audit Committee from July 2017 until its sale to Borr Drilling Limited in March 2018. Mr. Clark was a Retired Partner of SIR Capital Management, LLC from 2014 until his departure in 2016 and from 2008 to 2013 served as a Portfolio Manager and Partner. Prior to that, Mr. Clark valued equities as a Portfolio Manager at Satellite Asset Management, LLC from 2005 to 2007 and as an Equity Research Analyst at SAC Capital Management, LLC from 2003 to 2005 and at Merrill Lynch from 1997 to 2002. Mr. Clark began his career at Deloitte & Touche, LLP, progressing to Senior Auditor. He is a Certified Public Accountant licensed in New York State and also holds the Accredited in Business Valuation (ABV) credential awarded by the American Institute of Certified Public Accountants. The National Association of Corporate Directors ("NACD") recognized him as a NACD Governance Fellow in 2017. Mr. Clark graduated cum laude from the University of Pennsylvania with a Bachelor of Arts in

Economics and earned a Masters of Business Administration in Finance and Economics with Distinction (top 10%) from New York University’s Stern School of Business. Mr. Clark’s qualifications to serve on the board include his public company board service and his wealth of accounting, valuation and capital markets experience. We believe that Mr. Clark possesses specific attributes that qualify him to serve as a member of the Board and a member of our committees, including his broad experience in the capital markets, in addition to skills acquired with firms engaged in investment banking and financial services.

Pamela Mader, Director

Ms. Mader brings over two decades of automotive industry experience, with a proven track record in leading Fortune 100 manufacturing organizations as well as supporting the growth of emerging growth companies through various business advisory services. Since June 2018, Ms. Mader has served as VP Belcan Consulting Services for Belcan Engineering, Consulting, and Technical Services, LLC. From 2012 through 2018, Ms. Mader held various positions with Allegiant International, LLC. From 1994 through 2010, Ms. Mader held various positions with General Motors including Plant Manager of various General Motors assembly operations. Ms. Mader received a Bachelor of Science, Organizational Leadership from Purdue University and serves as a Board Member for Purdue University, College of Polytechnic. We believe that Ms. Mader possesses specific attributes that qualify her to serve as a member of the Board and a member of our committees, including her lengthy executive experience in the automotive industry.

Jacqueline Dedo, Director

Ms. Dedo has over 30 years of global automotive, off highway, industrial and aftermarket experience. She has held various leadership positions at Piston Group, Dana Holding Corp., Motorola, and Robert Bosch Corporation among others and has a proven background in managing full P&L responsibilities for major business units and entire companies responsible for up to $2 billion in revenue. In May 2015, Ms. Dedo co-founded Aware Mobility LLC, which is focused on the development, investing, partnering and application of both electrified propulsion and connectivity tools, platforms and applications. Prior to May 2015, Ms. Dedo served as President of Piston Group and held various positions with Dana Holding Corp, The Timken Company, Motorola, Covisint LLC, Robert Bosch Corporation and Cadillac Motor Car Company. Ms. Dedo received a Bachelor of Science, Electrical Engineering from Kettering University and holds a number of board positions including Cadillac Products, Kettering University and Michigan Science Center. We believe that Ms. Dedo possesses specific attributes that qualify her to serve as a member of the Board and a member of our committees, including her lengthy executive experience in the automotive industry.
Duane Hughes, Chief Executive Officer, President and Director

Mr. Hughes is a senior-level executive with more than 20 years’ experience including direct business relationships in the automotive, advertising, and technology segments. Mr. Hughes has served as our Chief Executive Officer and as a director since November 2019. Prior to Mr. Hughes' appointment as Chief Executive Officer, Mr. Hughes served as Chief Operating Officer and President of Workhorse from August 2016 through January 2019. Prior to joining Workhorse, Mr. Hughes served as Chief Operating Officer for Cumulus Interactive Technologies Group. As Chief Operating Officer, Mr. Hughes was responsible for managing the company’s day-to-day sales and operations. He was responsible for all operations of the business unit. Prior to Cumulus Interactive Technologies Group, Mr. Hughes spent nearly fifteen years in senior management positions with Gannett Co., Inc., including his duties as Vice President of Sales and Operations for Gannett Media Technologies International. We believe that Mr. Hughes possesses specific attributes that qualify him to serve as a member of the Board, including the perspective and experience he brings as our Chief Executive Officer, including his historic knowledge, operational expertise, and continuity to the Board.
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
Steve Schrader, Chief Financial Officer

Mr. Schrader has over sixteen years of experience in public and private companies in industries such as manufacturing, health care and utilities and is currently serving as our Chief Financial Officer. Prior to his appointment by the Company, from December 2015 to December 2019, Mr. Schrader was Chief Financial Officer of Fuyao Glass America Inc., a subsidiary of a

Chinese-owned public company specializing in the manufacture of automobile glass. From October 2006 to May 2015, Mr. Schrader served as the Chief Financial Officer of Oncology Hematology Care ("OHC"), the largest oncology practice in the Cincinnati metro area. Mr. Schrader started his career working for utilities that are now part of Duke Energy. His last position there was Vice President and Chief Financial Officer of Cinergy’s Regulated Business prior to Duke’s acquisition in 2006. Mr. Schrader holds a B.S. in Finance and Accounting from Ball State and an MBA from Butler University. He also received an Advanced Management Program Certificate from Harvard Business School.

Stephen Fleming, General Counsel and Vice President

Mr. Fleming serves as our corporate general counsel. Prior to joining Workhorse in November 2019, Mr. Fleming served as outside corporate/securities counsel to Workhorse since 2010. Mr. Fleming has served as the Managing Member of Fleming PLLC, a boutique law firm specializing in corporate/securities law, since 2008. Mr. Fleming graduated from Catholic University of America in 1995 with a Bachelor of Arts in Political Science. In 1999, Mr. Fleming received his Juris Doctorate and Master of Science in Finance from the University of Denver.

Anthony Furey, Vice President of Finance

Mr. Furey is a senior-level finance executive with more than 25 years of experience in corporate finance and capital markets and is currently serving as our Vice President of Finance. Prior to that, Mr. Furey was the Director of Business Development for Workhorse and Director of Finance for SureFly a former subsidiary of Workhorse Group. Prior to joining Workhorse, Mr. Furey owned and was president of Fastnet Advisors, LLC, a mergers and acquisition and corporate advisory practice. As President, Mr. Furey led over $300 million in financing and uplisting transactions, and was responsible for managing the company’s day-to-day growth and operations. Prior to Fastnet Advisors, LLC, Mr. Furey spent fifteen years on both the buy and sell side in institutional sales and trading, holding Series 7,65 & 63 licenses.

Gregory Ackerson, Corporate Controller

Mr. Ackerson has been with the Company since April 2018. Prior to joining the Company, Mr. Ackerson was an Assurance Senior Manager with BDO USA LLP from December 2015 through March 2018, and Senior Manager Technical Accounting for NewPage Corporation from April 2011 through March 2015. Mr. Ackerson has also served as an Inspection Specialist for PCAOB and various progressive audit roles with PwC. Mr. Ackerson received his Master of Science in Accounting and Bachelor of Business Administration and Finance from the University of Cincinnati.

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

Nominating and Corporate Governance Committee	Compensation Committee	Audit Committee
Jacqueline Dedo (Chairwoman)	Michael Clark (Chairman)	Gerald Budde (Chairman)
Pamela Mader	Harry DeMott	Jacqueline Dedo
Harry DeMott	H. Benjamin Samuels	H. Benjamin Samuels
Raymond Chess	Pamela Mader	Michael Clark
Nominating and Corporate Governance Committee
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
During 2020, the Governance Committee met one time. The Governance Committee is governed by a written charter approved by our board of directors. A copy of the Governance Committee’s charter is posted on the Company’s website at www.workhorse.com in the “Investors” section of the website. In identifying potential independent board of directors’ candidates with significant senior-level professional experience, the Governance Committee solicits candidates from the board of directors, senior management and others and may engage a search firm in the process. The Governance Committee reviews and narrows the list of candidates and interviews potential nominees. The final candidate is also introduced and interviewed by the board of directors and the lead director if one has been appointed. In general, in considering whether to recommend any particular candidate for inclusion in our board of directors’ slate of recommended director nominees, the Governance Committee will apply the criteria set forth in our corporate governance guidelines. These criteria include the candidate’s integrity, business acumen, commitment to understanding our business and industry, experience, conflicts of interest and the ability to act in the interests of our stockholders. Further, specific consideration is given to, among other things, diversity of background and experience that a candidate would bring to our board of directors. The Governance Committee does not assign specific weights to particular criteria and no particular criterion is a prerequisite for each prospective nominee. We believe that the backgrounds and qualifications of our directors, considered as a group, should provide a composite mix of experience, knowledge and abilities that will allow our board of directors to fulfill its responsibilities. Stockholders may recommend individuals to the Governance Committee for consideration as potential director candidates by submitting their names, together with appropriate biographical information and background materials to our Governance Committee. Assuming that appropriate biographical and background material has been provided on a timely basis, the Governance Committee will evaluate stockholder recommended candidates by following substantially the same process, and applying substantially the same criteria, as it follows for candidates submitted by others.
Audit Committee
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
During 2020, the audit committee met four times. A copy of the Audit Committee’s charter is posted on the Company’s website at www.workhorse.com in the “Investors” section of the website.
Meetings may be held from time to time to consider matters for which approval of our Board of Directors is desirable or is required by law.

Compensation Committee
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
Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors and executive officers and persons who own more than 10% of the issued and outstanding shares of our common stock to file reports of initial ownership of common stock and other equity securities and subsequent changes in that ownership with the SEC. Officers, directors and greater than ten percent stockholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. To our knowledge, based solely on a review of the copies of such reports furnished to us and written representations that no other reports were required, during the year ended December 31, 2020 all Section 16(a) filing requirements applicable to our officers, directors and greater than 10% beneficial owners were complied with.
ITEM 11. EXECUTIVE COMPENSATION
COMPENSATION DISCUSSION AND ANALYSIS ("CD&A")

This CD&A is designed to provide our shareholders with an understanding of our compensation philosophy and objectives, as well as the analysis that we performed in setting executive compensation for 2020. It discusses the Compensation Committee’s (referred to as the Committee in this CD&A) determination of how and why, in addition to what, compensation actions were taken during 2020 for our Chief Executive Officer and our two next highest paid executive officers (the “Named Executive Officers” or “NEOs”).

Overview

Many of our compensation decisions for the last couple of years reflect our continued transition of our executive compensation program. Workhorse’s historical compensation philosophy was to provide base salaries with equity-based incentives, primarily in the form of stock options. However, in order to continue to attract high quality executives and employees, we recognized that we needed to be more competitive on cash compensation going forward by offering a more structured annual bonus program, and we also shifted to granting restricted stock awards mixed with options as part of our equity incentives to better align with market practices.

Highlights of 2020 Executive Compensation Actions:

Executive Salaries

After making a few adjustments in 2019, our executive level base salaries remained flat in 2020. Generally, our NEO salaries were comparable to the 30th percentile of the market.

Annual Incentives

Annual incentive target opportunities remain unchanged. As part of our effort to align our executive compensation program with market each NEO has a target bonus opportunity expressed as a percentage of base salary.

We maintained a formalized approach to funding annual incentives during 2020. The bonus funding for 2020 was formulaically determined based on a mix of financial and individual performance targets. Although we made substantial progress on our operating model in 2020, both adjusted EBITDA and Gross Margin were below threshold. We had strong safety performance in 2020 and individual performance was assessed by the Compensation Committee to be at maximum performance levels, resulting in overall annual incentive funding below target opportunity level.

Restricted Stock Awards

During 2020, we granted restricted stock awards with time-based vesting over a 3 year period. Given our historical reliance on stock options, this form of equity provides greater retention incentives, creates more direct alignment with stockholders, and is more consistent with peer practices.

CEO Compensation

We placed emphasis on allocating a significant portion of our CEO’s compensation to at-risk and variable pay. Approximately 67% of our CEO’s target total compensation qualifies as at-risk or variable in nature. The graph below illustrates the allocation of our CEO’s pay under our latest programs and awards.

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

The list below reflects our Principal Executive Officer and our two other highest paid executive officers in 2020:

Name	Age	Position
Duane Hughes	57	Chief Executive Officer, President and Director
Robert Willison	59	Chief Operating Officer
Stephen Fleming	48	General Counsel and Vice President

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
Compensation Best Practices
We have made significant effort to align our executive compensation programs and practices with stockholder interests, and to incorporate strong governance standards within our compensation program, such as:
†Annual Incentives Based on Performance - In 2020, we designed and implemented an annual incentive award program that is based on Company financial and operational performance; we include an assessment of individual performance as determined by the Committee and added safety performance to the bonus plan, incorporating a measure that incorporates environmental, social, and corporate governance into our plan.
†Cap on Incentive Award Payouts - Incentive award payouts are capped in our incentive program.
†Balanced Mix of Variable & Performance Based Compensation - We provide our executives with a balanced mix of variable and performance based compensation designed to motivate our executives to improve both our financial performance and stock price over the short and long-term.
†Actively Engage with our Shareholders - We actively engage with our largest shareholders and consider feedback and input on our programs and practices.
†Anti-Hedging & Anti-Pledging Policies - We prohibit our executives and directors from hedging and pledging Company securities.
†"Double Trigger" Change of Control Payments - Our change of control program provides for cash payments that are triggered only if a qualifying termination of employment occurs in connection with the change in control.
†Clawback Policy - Our annual incentive awards and any future performance based awards are subject to a clawback policy which applies to all of our executive officers and provides for the forfeiture of these awards or the return of any related gain in the event of a restatement of our financial statements.
†Stock Ownership Guidelines - We encourage and require stock ownership by our executive team. Our CEO is required to own 6X his base salary and our other NEO's are required to own 3X their respective base salaries.
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
Role of the Compensation Committee in Setting Compensation & Overall Oversight of Our Programs
Our compensation committee consists of Michael Clark, Harry DeMott, H. Benjamin Samuels, and Pamela Mader. Our board of directors has determined that each of the members are an “independent director” as defined by the rules of The NASDAQ Stock Market, Inc. applicable to members of a compensation committee. The Compensation Committee is responsible for establishing the compensation of our senior management, including salaries, bonuses, termination arrangements, and other executive officer benefits as well as director compensation. The Compensation Committee also administers our equity incentive plans. During 2020, the Compensation Committee met three times. The Compensation Committee is governed by a written charter approved by the board of directors. A copy of the Compensation Committee’s charter is posted on the Company’s website at www.workhorse.com in the “Investors” section of the website. The Compensation Committee works with the Chairman of the Board and Chief Executive Officer and reviews and approves compensation decisions regarding senior management including compensation levels and equity incentive awards. The Compensation Committee also approves employment and compensation agreements with our key personnel and directors. The Compensation Committee has the power and authority to conduct or authorize studies, retain independent consultants, accountants or others, and obtain unrestricted access to management, our internal auditors, human resources and accounting employees and all information relevant to its responsibilities.
The responsibilities of the Compensation Committee, as stated in its charter, include the following:
•review and approve the Company’s compensation guidelines and structure;
•review and approve, on an annual basis, the corporate goals and objectives with respect to compensation for the Chief Executive Officer;
•review and approve, on an annual basis, the evaluation process and compensation structure for the Company’s other officers, including salary, bonus, incentive and equity compensation; and
•periodically review and make recommendations to the Board of Directors regarding the compensation of non-management directors.
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
CAP’s current role is to advise the Committee on matters relating to executive compensation to help guide, develop, and implement our executive compensation programs. CAP reports directly to the Compensation Committee. The Committee regularly reviews the services provided by CAP and believe the firm to be independent in providing executive compensation consulting services to us. A review of CAP’s relationship did not raise any conflicts of interest, consistent with the guidelines provided under the Dodd-Frank Act and by the SEC and the NYSE. In making this determination, the Committee notes that during 2020:

•CAP did not provide any services to the Company or management, other than services requested by or with the approval of the Committee, and its services were limited to executive and director compensation consulting;

•The Committee or members of the Committee meet regularly in executive sessions with CAP, outside the presence of management;

•CAP maintains a conflicts policy, which was provided to the Committee with specific policies and procedures designed to ensure independence;

•Fees paid to CAP by Workhorse during 2020 were less than 1% of CAP's total revenue;

•None of the CAP consultants working on matters with us had any business or personal relationships with Committee members (other than in connection with working on matters with us);

•None of the CAP consultants working on matters with us (or any consultants at CAP) had any business or personal relationships with any of our executive officers; and

•None of the CAP consultants working on matters with us own shares of our common stock.

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

In September 2020, with the assistance of CAP, the Committee developed and approved the peer group for use as a source of executive compensation and practices data. Criteria for selecting peer companies for compensation benchmarking is based on a number of factors. The peer companies selected should reflect an optimum mix of the criteria listed below in their relative order of importance:

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

†Firms with a competitive posture and comparable area of operations; and

†Companies within our corporate headquarters region

The Committee, based on CAP’s analysis and our internal analysis, determined to use the following peer group of 17 companies to evaluate and compare our compensation practices in 2020:

Ticker	Peer Company	HQ Location	~Miles to WKHS	Insiders Ownership	Post IPO Yrs	Fiscal Yr End	↓TTM Revenue $	% Change TTM Rev.	Primary Industry	Market CAP $	TSR 1-Year	TSR 3-Year
SMP	Standard Motor Products	Long Island City, NY	561	10%	52.6	12/20	1,051.2	(7.2)%	Auto Parts & Equipment	998	(7.2)%	(1.1)%
DORM	Dorman Products	Colmar, PA	478	11%	29.4	12/20	984.3	(2.2)%	Auto Parts & Equipment	2,912	13.6%	8.1%
BLBD	Blue Bird Corp.	Macon, GA	444	11%	5.5	09/20	941.3	(6.5)%	Const. Machinery/Hvy Trucks	329	(36.1)%	(16.1)%
THRM	Gentherm	Northville, MI	219	1%	27.2	12/20	835.1	(18.0)%	Auto Parts & Equipment	1,336	(50.0)%	3.3%
SHLO	Shiloh Industries	Valley City, OH	230	5%	27.1	10/20	815.7	(25.6)%	Auto Parts & Equipment	2	(97.7)%	(79.1)%
CVGI	Commercial Vehicle Grp	New Albany, OH	84	4%	16.0	12/20	728.9	(22.0)%	Const. Machinery/Hvy Trucks	213	(9.4)%	(3.9)%
SHYF	Shyft Group, The	Novi, MI	236	4%	36.1	12/20	705.6	24.8%	Const. Machinery/Hvy Trucks	671	38.6%	20.6%
MLR	Miller Industries	Ooltewah, TN	292	4%	24.6	12/20	703.2	(11.6)%	Const. Machinery/Hvy Trucks	349	(6.0)%	5.6%
HZN	Horizon Global Corp.	Plymouth, MI	219	10%	5.1	12/20	603.9	(14.0)%	Auto Parts & Equipment	148	50.5%	(31.2)%
MPAA	Motorcar Parts of America	Torrance, CA	>625	2%	26.4	03/21	522.0	6.5%	Auto Parts & Equipment	296	(7.9)%	(19.2)%
STRT	Strattec Security Corp.	Milwaukee, WI	324	5%	25.5	06/20	385.3	(20.9)%	Auto Parts & Equipment	77	1.3%	(20.0)%
VOXX	VOXX Intl. Corp.	Orlando, FL	>625	21%	33.2	02/21	373.4	(15.0)%	Consumer Electronics	184	63.6%	(3.5)%
AMOT	Allied Motion Tech.	Amherst, NY	376	19%	51.6	12/20	363.6	6.8%	Elect. Components & Equip.	402	17.3%	18.0%
ULBI	Ultralife Corp.	Newark, NY	461	35%	27.6	12/20	112.9	26.1%	Elect. Components & Equip.	94	(31.9)%	(4.4)%
SYPR	Sypris Solutions	Louisville, KY	106	33%	26.2	12/20	83.5	(6.3)%	Auto Parts & Equipment	23	6.2%	(8.3)%
PRCP	Perceptron	Plymouth, MI	219	2%	28.0	06/20	62.3	(19.0)%	Elect. Components & Equip.	66	41.9%	(4.8)%
TAYD	Taylor Devices	N. Tonawanda, NY	391	13%	40.6	05/21	28.4	(11.2)%	Industrial Machinery	33	(7.3)%	(8.2)%
75th Percentile							815.7	(2.2)%		402	17.3%	3.3%
Median		Company Count = 17					603.9	(11.2)%		213	(50.0)%	(4.4)%
25th Percentile							363.6	(18.0)%		77	(7.9)%	(16.1)%

WKHS	Workhorse Group Inc.	Loveland, OH	—	9%	10.6	12/20	0.2	(54.4)%	Auto Parts & Equipment	2,658	622.3%	109.2%
TTM (Trailing Twelve Months) up to June 30, 2020								Information from Standard & Poor's Capital IQ
All dollar values are in millions (000s)								Current Market Cap and TSR as of September 30, 2020

We will continue to monitor this group each year to determine the best mix of companies to use as comparators for compensation related purposes.

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
•an appropriate portion of total compensation should be equity-based, aligning the interests of executives with shareholders; and
•compensation should be transparent to the Board of Directors, executives, and shareholders.
Compensation Elements and Rationale

There are three basic components to the Company’s executive compensation program: base salary, our annual incentive program, and long-term incentive equity compensation. The Compensation Committee actively evaluates our executive compensation program design against best market practices as the Company experiences further growth. A recent review of our NEO compensation levels relative to market found that overall total compensation is below the median of our peer group. This result was in part due to our 2020 annual incentive program which yielded payouts below target for the year. We believe our structure provides compensation opportunity that is competitive with market but also requires the executive team to perform and execute our goals to be earned.

Base Salary

Base salary is the foundation of the compensation program and is intended to compensate competitively relative to comparable companies within our industry and the marketplace where we compete for talent. Base salary is a fixed component of the compensation program and is used as the base to determine elements of incentive compensation and benefits.
As shown in the table below, Mr. Hughes base salary remained at $475,000 and our other NEO salaries were held flat in 2020.

Position	2020 Salary	2019 Salary	% Change
Chief Executive Officer, President and Director	$475,000	$475,000	0%
Chief Operating Officer	$300,000	$300,000	0%
General Counsel and Vice President	$300,000	$300,000	0%

Annual Incentive Program (Bonus)

During the 1st quarter of 2020, the Committee established the 2020 annual cash incentive bonus program, pursuant to which our Named Executive Officers were eligible to receive performance-based cash bonuses based on certain quantitative and qualitative performance metrics. For 2020, our Named Executive Officers’ target bonus opportunities were set based on market norms and each executive’s role within the Company. Our CEO bonus target is set at 100% of base salary, and 50% for our General Counsel and VP Finance. Our Named Executive Officers’ maximum bonus opportunities were 200% for our CEO and 75% for our General Counsel and VP Finance.

Position	Target Bonus (as % of base)	Maximum Bonus (as % of base)
Chief Executive Officer, President and Director	100%	200%
Chief Operating Officer	50%	75%
General Counsel and Vice President	50%	75%

The financial measures of adjusted EBITDA and Gross Margin accounted for a total of 30% of the target bonus opportunity, while individual performance objectives account for 40% of target bonus opportunity. We added a measure which set targets for trucks produced and delivered. It accounted for 25% of the target bonus opportunity. The final 5% of the bonus is based on our safety record by measuring our Total Recordable Incident Rate ("TRIR").

Performance Metric	Weight
Individual Objectives	40%
Trucks produced and delivered	25%
Gross margin (sales less BOM)	15%
EBITDA	15%
TRIR	5%

Payout opportunities were established according to a threshold, target and maximum performance for each performance metric. For each financial performance metric, threshold performance is equal to 50% of target performance and maximum performance is equal to 200% of target performance. In addition, with respect to each financial performance metric, if threshold level performance is achieved, then a threshold level payout is triggered, and if the maximum performance is achieved then a maximum level payout occurs. The chart below shows our CEO’s performance requirements and payout curves for each performance metric under the 2020 annual cash incentive bonus program:

After the level of performance is determined by the Compensation Committee, the payout percentage for each individual metric is added together to calculate the total payout percentage for each Named Executive Officer. The final payout percentage is then multiplied by the participant’s target bonus opportunity in order to calculate the total bonus payable to each Named Executive Officer. On February 24, 2021, based on the Company’s achievement relative to the adjusted EBITDA, gross margin, trucks produced and delivered, safety and each Named Executive Officer’s individual performance, our Compensation Committee approved payouts to be made to our Named Executive Officers under the 2020 annual cash incentive bonus program in the amounts set forth in the “Non-Equity Incentive Plan Compensation” column in the Summary Compensation Table.

2020 Payouts

Performance for our adjusted EBITDA, gross margin, and trucks produced and delivered fell below threshold levels. As a result our executives did not receive a bonus payout related to these measures which accounts for 55% of the target opportunity. Our safety component paid out at target, which is 5% of the total target bonus opportunity, based on our total recordable incident rate in 2020. For the individual performance component of our program, the Compensation Committee determined that our executives performed at a very high level navigating through capital raises while developing our Horsefly-UPS relationship, getting EPA and CARB certifications, as well as successfully engaging in shareholder outreach among other accomplishments. The Committee also considered how well the stock performed in 2020 during our CEO’s tenure and determined that the individual performance component should pay out at above target.

Overall 2020 payouts to our NEO's were below target and ranged from 45%-81% of target.

Position	2020 Payout as a % of Target
Chief Executive Officer	81%
Chief Operating Officer	45%
General Counsel and Vice President	68%

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

Each of the NEOs has a target LTI value expressed as a percentage of base salary. These targets are reviewed on an annual basis and serve as a guide to the Committee in establishing grant values each year. Our 2020 LTI award targets are shown in the table below.

Position	Target LTI Award Value (% of base salary)
Chief Executive Officer, President and Director	100%
Chief Operating Officer	75%
General Counsel and Vice President	50%

2020 NEO Awards

In 2020, we awarded restricted stock to our CEO and other NEOs. Our Chief Executive Officer, President and Director, Mr. Hughes, received a grant of 179,245 restricted shares with a grant date fair value of $475,000. Mr. Fleming, our General Counsel and Vice President, received a grant of 84,906 restricted shares with a grant date fair value of $225,000. Mr. Furey, our Vice President of Finance, received a grant of 42,453 restricted shares with a grant date fair value of $112,500. All of these restricted share awards to our executives vest ratably over a three year period. We believe that awarding restricted stock to balance our history of granting stock options was important in 2020 for retention and to directly tie our executives interests to those of our shareholders through share ownership.
Non-Cash Compensation
The Company provides standard health benefits to its executives, including medical, dental and disability insurance.
The Company’s non-cash compensation is intended to provide a similar level of benefits as those provided by comparable companies within our industry.
Pension Benefits
None.
Non-Qualified Deferred Compensation
None.
Retirement, Resignation or Termination Plans
Each of the Company’s executive employment agreements with Messrs. Hughes, Fleming, and Furey contemplates the case of termination due to various provisions whereby the named executive officers will receive severance payments, as described below.
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

•the use of a mix of deferred equity compensation in the form of stock options in 2019 and restricted stock awards in 2020 to encourage a focus on long-term corporate performance versus short-term results and retention of key exectutive talent; and
•disclosure of executive compensation to stakeholders;
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

Compensation Committee Interlocks and Insider Participation

No person who served as a member of our Compensation Committee during Fiscal 2020 was a current or former officer or employee of our Company or engaged in certain transactions with our Company required to be disclosed by regulations of the SEC. Additionally, during Fiscal 2020 there were No Compensation Committee “interlocks,” which generally means that No executive officer of our Company served: (a) as a member of the compensation committee (or other board committee performing equivalent functions or, in the absence of any such committee, the entire board of directors) of another entity which had an executive officer serving as a member of our Company’s Compensation Committee; (b) as a director of another entity which had an executive officer serving as a member of our Company’s Compensation Committee; or (c) as a member of the compensation committee (or other board committee performing equivalent functions or, in the absence of any such committee, the entire board of directors) of another entity which had an executive officer serving as a director of our Company.

Compensation Committee Report

The Compensation Committee has reviewed and discussed the foregoing compensation discussion and analysis with Company management. Based on that review and those discussions, the Compensation Committee recommended to the Board of Directors that the compensation discussion and analysis be included in this Annual Report. This report is provided by the following independent directors, who comprise the Compensation Committee: Michael Clark, Harry DeMott, H. Benjamin Samuels and Pamela Mader.

The following summary compensation table sets out details of compensation paid to (a) our principal executive officer; (b) each of our two most highly compensated executive officers who served as executive officers during the fiscal year ended December 31, 2020; and (c) up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the year ended December 31, 2020:
Summary Compensation Table

Name	Year	Salary ($)	Bonus ($)	Stock Awards ($) (1)	Option Awards ($) (2)	Non-equity Incentive Plan Compensation	All Other Compensation ($)	Total ($)
Duane Hughes (3)	2020	$475,000	$—	$475,000	$—	$384,750	$—	$1,334,750
Chief Executive Officer, President and Director	2019	$391,058	$50,000	$600,000	$666,015	$132,500	$—	$1,839,573
Robert Willison (4)	2020	$300,000	$—	$225,000	$—	101,250	—	$626,250
Chief Operating Officer	2019	$217,308	$—	$300,000	$170,600	42,000	—	$729,908
Stephen Fleming (5)	2020	$300,000	$—	$225,000	$—	101,250	—	$626,250
General Counsel and Vice President	2019	$32,307	$—	$1,300,000	$—	45,000	295,000	$1,672,307

(1) Represents restricted stock awards granted to Mr. Hughes, Mr. Willison, and Mr. Fleming.

(2) Represents the aggregate grant date fair value of the award computed in accordance with FASB ASC Topic 718 to each of our Named Executive Officers. For 2019, these amounts included stock option awards granted to Mr. Hughes in February and to Mr. Willison in May.
(3) Mr. Hughes was appointed Chief Executive Officer and President on February 4, 2019. For his role as a Director, he was paid a retainer of $30,000, which is included in the 2019 Salary column above. Upon the execution of Mr. Hughes' employment agreement, he was entitled to receive a bonus of $25,000 and an additional $25,000 upon the successful closing of a financing in excess of $10.0 million. This $50,000 is reflected in the 2019 Bonus column above.
(4) Mr. Willison was appointed as our Chief Operating Officer on February 19, 2019.
(5) Mr. Fleming was appointed our General Counsel and Vice President on November 6, 2019. Mr. Fleming was paid $295,000 in 2019 for outside legal consultation and guidance, which is reflected in the 2019 All Other Compensation column above.
Employment Agreements
In November 2019, the Company entered into new employment agreements with our executive officers. These new agreements define the position held by each executive officer as well as base salary level and eligibility to participate in the Company's short and long term incentive programs.
Pursuant to the terms of the executive retention agreements in certain circumstances, the Company agreed to provide specified severance and bonus amounts and to accelerate the vesting on their equity awards upon termination upon a change of control, as the term is defined in the agreements. In the event of a termination upon a change of control or an involuntary termination, our CEO is entitled to receive an amount equal to 24 months of his base salary plus two times the target annual bonus then in effect. Our Chief Operating Officer and General Counsel are entitled to receive 16 months of base salary plus 1.25 times their respective target bonus amounts. Executives are also entitled to receive payment equal to the target bonus then in effect for the executive officer for the year in which such termination occurs, such bonus payment to be pro-rated to reflect the full number of months the executive remained in the Company’s employ. In addition, the vesting on any equity award held by the executive officer will be accelerated in full upon a termination and change of control or an involuntary termination. In the event the executive is terminated for cause, then the vesting of all equity awards shall cease and such equity awards will be terminated. In the event the executive leaves for any reason that is not considered a good reason, then the vesting of equity award shall cease. At the election of the executive officer, the Company will also continue to provide health related employee insurance coverage for nine-twelve months, at the Company’s expense upon termination upon a change of control or an involuntary termination.
If the Executive’s employment with the Company terminates by reason of an Involuntary Termination, then the Executive shall be entitled to receive an amount equal to nine-twelve months of base salary. Our CEO is entitled to receive 12 months of his base salary while our General Counsel and COO are entitled to receive 9 months of their then current base salaries. Executives are also entitled to receive the amount equal to the target Cash Bonus then in effect for the Executive for the year in which such termination occurs prorated to reflect the number of full or partial months the Executive was employed with the Company during such calendar year. Acceleration of vesting on outstanding equity awards in the event of an Involuntary Termination occurs only at the discretion of the Board.
Grants of Plan-Based Awards
The following table provides information regarding grants of share based awards to the Named Executive Officers in 2020:

Name	Principal Position	Grant Date	All Other Stock Awards: Number of Shares of Stock or Units #	Grant Data Fair Value of Stock and Options Awards $ (1)
Duane Hughes	Chief Executive Officer, President and Director	5/21/2020	179,245	$475,000
Robert Willison	Chief Operating Officer	5/21/2020	84,906	$225,000
Stephen Fleming	General Counsel and Vice President	5/21/2020	84,906	$225,000

(1) Represents the aggregate grant date fair value of the award computed in accordance with FASB ASC Topic 718.

Outstanding Equity Awards
The following table sets forth information with respect to the outstanding equity awards of our Named Executive Officers as of December 31, 2020:

Outstanding Equity Awards at Year-End
		Option Awards				Stock Awards
Name	Principal Position	Number of Securities underlying unexercised options (#) Exercisable	Number of securities underlying unexercised options (#) Unexercisable	Options exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares or units of stock that have not vested ($) (1)
Duane Hughes	Chief Executive Officer, President and Director	—	—	$—	—	308,731	$6,106,699
		950,000	—	$0.97	2/4/2024	—	$—
		26,000	24,000	$0.97	2/4/2024	—	$—
		325,000	25,000	$5.28	5/19/2027	—	$—
Robert Willison	Chief Operating Officer	—	—	$—	—	150,435	$2,975,604
		175,000	225,000	$0.93	5/2/2024	—	$—
Stephen Fleming	General Counsel and Vice President	—	—	$—	—	349,003	$6,903,279
		—	65,625	$1.19	8/8/2023	—	$—

(1) The market value of unvested restricted stock is computed based on the $19.78 closing price per share of our common stock on December 31, 2020.
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
Director Compensation
Under the Non-Employee Director Compensation Program, our non-employee directors are generally eligible to receive compensation for services they provide to us consisting of retainers and equity compensation as described below. During 2020, each non-employee director was eligible to receive the following for their service on the Board pursuant to the Non-Employee Director Compensation Program:
•An annual Board retainer of $50,000
•An additional retainer of $10,000 for the Chairman of the Board
In addition to cash compensation, our non-employee directors are eligible to receive annual equity-based compensation consisting of restricted stock awards with an aggregate grant date value equal to $60,000 or, in the case of the Chairman of the Board, $70,000. Generally, the forfeiture restrictions applicable to the restricted stock awards lapse on the six month anniversary of the date of grant of such awards. The restricted stock awards granted to our non-employee directors are subject to the terms and conditions of the Stock Plan and the award agreements pursuant to which such awards are granted. Each non-

employee director is also reimbursed for travel and miscellaneous expenses to attend meetings and activities of the Board or its committees.

Name	Fees Earned or Paid in Cash $ (1)	Stock Awards $ (2) (3)	Total $
Raymond Chess	$65,000	$70,000	$135,000
H. Benjamin Samuels	54,167	60,000	114,167
Gerald Budde	54,167	60,000	114,167
Harry DeMott	54,167	60,000	114,167
Michael Clark	54,167	60,000	114,167
Pamela Mader	33,333	35,000	68,333
Jacqueline Dedo	33,333	35,000	68,333

(1) Amounts reported in this column reflect annual cash retainer amounts received by our non-employee directors for service on our Board. In 2020, Mr. Chess, Mr. Samuels, Mr. Budde, Mr. DeMott, and Mr. Clark received monthly retainer payments of $4,167. In addition, Mr. Chess received an additional monthly retainer of $833 for his service as Chairman of the Board (annual value of $10,000). Ms. Mader and Ms. Dedo were appointed as directors of the Company on May 1, 2020. As such, Ms. Mader and Ms. Dedo received monthly retainer payments of $4,167 for eight months of the year.
(2) In May 2020, Mr. Samuels, Mr. Budde, Mr. DeMott, and Mr. Clark received restricted stock awards for 22,642 shares of common stock with a grant date fair value equal to $60,000 for their service on our Board. Mr. Chess received a restricted stock award for 26,415 shares of common stock with a grant date fair value equal to $70,000 for his service as Chairman of the Board. Ms. Mader and Ms. Dedo received restricted stock awards for 11,939 shares of common stock with a grant date fair value equal to $35,000 for their service on our Board.
(3) The amounts reflected in the “Stock awards” column represent the grant date fair value of restricted stock awards granted to our non-employee directors pursuant to the Stock Plan, as computed in accordance with FASB ASC Topic 718.
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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The following table sets forth certain information, as of February 15, 2021 with respect to the beneficial ownership of the outstanding common stock by (i) any holder of more than five (5%) percent; (ii) each of the Company’s executive officers and directors; and (iii) the Company’s directors and executive officers as a group. Except as otherwise indicated, each of the stockholders listed below has sole voting and investment power over the shares beneficially owned.

Name of Beneficial Owner (1)	Common Stock Beneficially Owned	Percentage of Common Stock (2)
BlackRock, Inc.	7,097,121	5.7%
Benjamin Samuels †	1,460,086	1.2%
Duane Hughes †	1,296,085	1.0%
Stephen Fleming †	364,221	*
Robert Willison †	228,405	*
Gerald Budde †	214,047	*
Anthony Furey †	187,127	*
Steve Schrader †	160,361	*
Raymond Chess †	141,390	*
Michael Clark †	120,355	*
Gregory Ackerson †	103,585	*
Harry DeMott †	27,905	*
Jacqueline Dedo †	11,939	*
Pamela Mader †	3,939	*
All officers and directors as a group (13 people)	4,319,445	3.5%
* Less than one percent.
† Executive officer and/or director.
(1)Except as otherwise indicated, the address of each beneficial owner is c/o Workhorse Group Inc, 100 Commerce Drive, Loveland, Ohio 45140.

(2)Applicable percentage ownership is based on 123,506,483 shares of common stock outstanding as of February 15, 2021. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Stock options to purchase shares of common stock that are currently exercisable or exercisable within 60 days of February 15, 2021 are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

(3)Represents 7,097,121 shares of common stock held directly by BlackRock, Inc.

(4)Represents (i) 578,753 shares of common stock held by Samuel 2012 Children’s Trust UAD 10/28/12, (ii) 527,035 shares of common stock held directly by Mr. Samuels, which will be fully vested in one year; and (iii) 354,298 shares of common stock held by the Marci Rosenberg 2012 Family Trust, a trust managed by Mr. Samuels’ wife. Mr. Samuels is a trustee of the Children’s Trust.

(5)Represents (i) a common stock option to acquire 950,000 shares of common stock at $0.97 per share; (ii) a common stock option to acquire 50,000 shares of common stock at $5.28 per share; and (iii) 320,085 shares of common stock held directly by Mr. Hughes, which will be fully vested in three years.

(6)Represents (i) a stock option to acquire 65,625 shares of common stock at $1.19 per share; and (ii) 354,846 shares of common stock held directly by Mr. Fleming, which will be fully vested in three years.

(7)Represents (i) a stock option to acquire 250,000 shares of common stock at $0.932 per share; and 178,405 shares of common stock held directly by Mr. Willison, which will be fully vested in three years.

(8)Represents (i) 119,692 shares of common stock owned by the Gerald B. Budde Living Trust, which Mr. Budde is the trustee; and (ii) 94,355 shares of common stock held directly by Mr. Budde, which will be fully vested in one year.

(9)Represents (ii) 148,928 shares of common stock held directly by Mr. Furey, which will be fully vested in three years; and (ii) 38,199 shares of common stock held by Fastnet Advisors, LLC. Mr. Furey is the owner and manager of Fastnet Advisors, LLC.

(10)Represents 160,361 shares of common stock held directly by Mr. Schrader, which will be fully vested in three years.

(11)Represents (i) a stock option to acquire 10,000 shares of common stock at $7.21 per share; and (ii) 131,390 shares of common stock held directly by Mr. Chess, which will be fully vested in one year.

(12)Represents (i) a stock option to acquire 50,000 shares of common stock at $1.10 per share; and (ii) 94,355 shares of common stock held directly by Mr. Clark, which will be fully vested in one year.

(13)Represents (i) a stock option to acquire 10,000 shares of common stock at $1.19 per share; and (ii) 97,335 shares of common stock held directly by Mr. Ackerson, which will be fully vested in three years.

(14)Represents (i) a stock option to acquire 8,000 shares of common stock at $8.20 per share; and (ii) 23,905 shares of common stock held directly by Mr. DeMott, which will be fully vested in one year.

(15) Represents 11,939 shares of common stock held directly by Ms. Dedo.

(16) Represents 3,939 shares of common stock held directly by Ms. Mader.

Changes in Control
We have no knowledge of any arrangements, including any pledge by any person of our securities, the operation of which may, at a subsequent date, result in a change in our control.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Transactions with Related Persons
The Company obtains its property and casualty insurance through AssuredPartners NL, LLC (“Assured”). Gerald Budde, a director of the Company, is Eastern Regions Chief Financial Officer of AssuredPartners, Inc., the parent company of AssuredPartners Capital, Inc. and its subsidiary, AssuredPartners NL, LLC. The placement of insurance was completed by an agent outside of the Eastern Region and Mr. Budde did not participate in any decisions about insurance, nor was he paid any portion of the brokerage fee. Assured earned brokerage fees of approximately $121,000 and $86,000 for the years ended December 31, 2020 and 2019, respectively.
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

Director Independence
The Board of Directors has determined that Raymond Chess, Gerald Budde, H. Benjamin Samuels, Michael Clark, Harry DeMott, Pamela Mader and Jacqueline Dedo each qualify as independent directors under the listing standards of the Nasdaq.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
Fees for professional services provided by our independent auditors, Grant Thornton LLP, in each of the last two years, in each of the following categories including expenses are:

	2020	2019
Audit fees	$329,820	$285,170
Audit-related fees	25,350	22,357
Tax fees	—	—
All other fees	—	—
Total fees	$355,170	$307,527
Audit Fees
Audit fees include the audit of the Annual Report on Form 10-K, including the audit of internal control over financial reporting and reviews of the Quarterly Reports on Form 10-Q.
Audit related fees include work associated with registration statements.
The policy of the audit committee is to approve the appointment of the principal auditing firm and any permissible audit-related services. Fees charged by Grant Thornton LLP were approved by the Board with engagement letters signed by Gerald Budde, Audit Committee Chairman.
The Audit Committee is responsible for the pre-approval of audit and permitted non-audit services to be performed by the Company’s independent auditor. The Audit Committee will, on an annual basis, consider and, if appropriate, approve the provision of audit and non-audit services by the auditor. Thereafter, the Audit Committee will, as necessary, consider and, if appropriate, approve the provision of additional audit and non-audit services by the auditor which are not encompassed by the Audit Committee’s annual pre-approval and are not prohibited by law. The Audit Committee has delegated to the Chair of the Audit Committee the authority to pre-approve, on a case-by-case basis, non-audit services to be performed by the auditor. The Audit Committee has approved all audit and permitted non-audit services performed by the auditor for the year ended December 31, 2020.

PART IV
ITEM 15. EXHIBITS

Exhibit No.	Description	Form Incorporated From	Report Date
3.1	Certificate of Designation for Series A Preferred Stock	8-K	1/4/2010
3.2	Certificate of Change	8-K	5/25/2010
3.3	Certificate of Correction	8-K	5/25/2010
3.4	Articles of Merger	8-K	5/25/2010
3.5	Certificate of Correction (Articles of Merger)	8-K	5/25/2010
3.6	Certificate of Amendment to the Certificate of Incorporation	8-K	9/10/2010
3.7	Certificate of Incorporation	SB-2	2/4/2008
3.8	Articles of Merger between AMP Holding Inc. and Workhorse Group Inc.	8-K	4/16/2015
3.9	Certificate of Change filed December 9, 2015	8-K	12/10/2015
3.10	Certificate of Amendment to the Certificate of Incorporation dated August 8, 2017	10-Q	8/9/2017
3.11	Certificate of Amendment to the Certificate of Incorporation dated May 3, 2019	10-Q	5/7/2019
3.12	Certificate of Designation of Series B Preferred Stock	8-K	6/6/2019
4.12	Description of Securities Registered under Section 12 of the Securities Exchange Act of 1934	†
10.1	Asset Purchase Agreement by and between Workhorse Custom Chassis, LLC, as Seller, and AMP Trucks Inc., as Buyer dated as of March 4, 2013	8-K	3/4/2013
10.2	Amendment No. 1 to the Asset Purchase Agreement by and between Workhorse Custom Chassis, LLC, as Seller, and AMP Trucks Inc., as Buyer dated as of March 13, 2013	8-K	3/13/2013
10.3	Director Agreement by and between Workhorse Group Inc. and Raymond Chess dated October 24, 2013	8-K	10/30/2013
10.4	Director Agreement by and between Workhorse Group Inc. and Gerald Budde dated December 17, 2015	8-K	12/21/2015
10.5	Director Agreement by and between Workhorse Group Inc. and Benjamin Samuels dated December 17, 2015	8-K	12/21/2015
10.6	Director Agreement by and between Workhorse Group Inc. and Harry DeMott dated September 15, 2016	8-K	9/9/2016
10.7	Services Partner Agreement between Workhorse Group Inc. and Ryder Truck Rental, Inc. dated April 27, 2017	8-K	5/3/2017
10.8	Form of Indemnification Agreement	†
10.9	Form of Employee Invention Assignment, Confidentiality, Non-Compete and Non-Solicit Agreement	8-K	5/19/2017
10.10	Director Agreement by and between Workhorse Group Inc. and Michael L. Clark dated September 28, 2018	8-K	10/1/2018
10.11	Sales Agreement between Workhorse Group Inc. and Duke Energy One, Inc. dated November 28, 2018	8-K	12/3/2018
10.12	Services Agreement between Stephen S. Burns and Workhorse Group Inc. dated February 4, 2019	8-K	2/5/2019
10.13	Director Agreement between Duane Hughes and Workhorse Group Inc. dated February 4, 2019	8-K	2/5/2019
10.14	Asset Purchase Agreement dated as of October 1, 2019 by and among Workhorse Group Inc., Surefly Inc. and Moog Inc	8-K	10/1/2019
10.15	Amendment No. 1 to the Asset Purchase Agreement dated as of October 4, 2019 by and among Workhorse Group Inc., Surefly Inc. and Moog Inc.	8-K	10/1/2019
10.16	Amendment No. 1 to the Asset Purchase Agreement dated as of October 31, 2019 by and among Workhorse Group Inc., Surefly Inc. and Moog Inc.	8-K	10/1/2019

10.17	Amended and Restated Employment Agreement between Workhorse Group Inc. and Duane Hughes dated November 6, 2019	8-K	11/6/2019
10.18	Amended and Restated Employment Agreement between Workhorse Group Inc. and Robert Willison dated November 6, 2019	8-K	11/6/2019
10.19	Employment Agreement between Workhorse Group Inc. and Anthony Furey dated November 6, 2019	8-K	11/6/2019
10.20	Employment Agreement between Workhorse Group Inc. and Stephen Fleming dated November 6, 2019	8-K	11/6/2019
10.21	Employment Agreement between Workhorse Group Inc. and Gregory Ackerson dated November 6, 2019	8-K	11/6/2019
10.22	Employment Agreement between Workhorse Group Inc. and Steve Schrader dated December 19, 2019	8-K	11/6/2019
10.23	Operating Agreement of Certus Unmanned Aerial Systems LLC effective as of November 27, 2019	8-K	11/27/2019
10.24	Intellectual Property License Agreement between Workhorse Group Inc. and Lordstown Motors Corp. dated November 7, 2019	10-K	3/13/2020
10.25
Asset Purchase Agreement by Asset Purchase Agreement by and between ST Engineering Hackney, Inc. and Workhorse Group Inc. dated as of October 31, 2019 between ST Engineering Hackney, Inc. and Workhorse Group Inc. dated as of October 31, 2019
		10-K	3/13/2020
10.26	Agreement between Workhorse Group Inc. and Lordstown Motors Corp dated August 1, 2020	8-K	8/4/2020
10.27	Form of Purchase Agreement - October 2020	8-K	10/13/2020
10.28	Form of Exchange Agreement - October 2020	8-K	10/13/2020
10.29	Form of Indenture	8-K	10/16/2020
10.30	Form of Global 4.00% Senior Secured Convertible Note	8-K	10/16/2020
10.31	Form of Security Agreement	8-K	10/16/2020
10.32	Form of Registration Rights Agreement	8-K	10/16/2020
10.33	2019 Incentive Stock Plan	10-K	3/13/2020
21.1	List of Subsidiaries	†
23.1	Consent of Grant Thornton LLP	†
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	†
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	†
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	†
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	†
99.1	Nominating and Corporate Governance Committee Charter adopted by the Board of Directors of Workhorse Group Inc. on December 17, 2015	10-Q	8/9/2017
99.2	Compensation Committee Charter adopted by the Board of Directors of Workhorse Group Inc. on December 17, 2015	10-Q	8/9/2017
99.3	Audit Committee Charter adopted by the Board of Directors of Workhorse Group Inc. on December 17, 2015	10-Q	8/9/2017
101.INS	Inline XBRL INSTANCE DOCUMENT
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Inline XBRL Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

† Exhibits that are filed with this report.
* Portions of this exhibit have been redacted pursuant to a request for confidential treatment submitted to the Securities and Exchange Commission.
ITEM 16. FORM 10-K SUMMARY
None.

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

WORKHORSE GROUP INC.

Dated:	March 1, 2021	By:	/s/ Duane A. Hughes
		Name:	Duane A. Hughes
		Title:	Chief Executive Officer, President and Director (Principal Executive Officer)

Dated:	March 1, 2021	By:	/s/ Steve Schrader
		Name:	Steve Schrader
		Title:	Chief Financial Officer (Principal Financial Officer)
Dated:	March 1, 2021	By:	/s/ Gregory T. Ackerson
		Name:	Gregory T. Ackerson
		Title:	Corporate Controller (Principal Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on March 1, 2021, on behalf of the registrant and in the capacities indicated.

Signature	Title

/s/ Duane A. Hughes	Chief Executive Officer, President and Director (Principal Executive Officer)
Duane A. Hughes

/s/ Steve Schrader	Chief Financial Officer (Principal Financial Officer)
Steve Schrader

/s/ Raymond Chess	Director
Raymond Chess

/s/ Gerald B. Budde	Director
Gerald B. Budde

/s/ H. Benjamin Samuels	Director
H. Benjamin Samuels

/s/ Harry DeMott	Director
Harry DeMott

/s/ Michael L. Clark	Director
Michael L. Clark

/s/ Pamela Mader	Director
Pamela Mader

/s/ Jacqueline Dedo	Director
Jacqueline Dedo