Form 10-Q
period 2021-03-31
Workhorse Group Inc.
filed 2021-05-10
CIK 1425287

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐

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

The number of shares of the Registrant's Common Stock, $0.001 par value per share, outstanding as of April 30, 2021, was 123,260,319.

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
All references in this Form 10-Q that refer to the “Company”, “Workhorse Group”, “Workhorse”, “we,” “us” or “our” are to Workhorse Group Inc.
ii

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Workhorse Group Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

	March 31, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$205,074,876	$46,817,825
Restricted cash held in escrow	—	194,411,242
Investment in LMC	193,950,792	—
Accounts and lease receivable, less allowance for credit losses of zero at March 31, 2021 and December 31, 2020, respectively	1,141,799	1,132,164
Inventory, net	30,671,406	15,467,012
Prepaid expenses	36,572,534	32,759,216
Total current assets	467,411,407	290,587,459
Property, plant and equipment, net	12,351,789	11,398,166
Investment in LMC	—	330,556,744
Total Assets	$479,763,196	$632,542,369
Liabilities
Current liabilities:
Accounts payable	$6,373,149	$4,790,763
Accrued liabilities	5,922,315	5,995,302
Warranty liability	5,255,043	5,400,000
PPP Term Note	—	1,411,000
Total current liabilities	17,550,507	17,597,065
Other long-term liabilities	207,040	207,040
Deferred tax liability	4,201,438	21,833,930
Convertible notes, at fair value	182,200,000	197,700,000
Total Liabilities	204,158,985	237,338,035
Commitments and contingencies
Stockholders’ Equity:
Series A preferred stock, par value $0.001 per share, 75,000,000 shares authorized, zero shares issued and outstanding as of March 31, 2021 and December 31, 2020	—	—
Common stock, par value $0.001 per share, 250,000,000 shares authorized, 123,254,853 shares issued and outstanding as of March 31, 2021 and 121,922,532 shares issued and outstanding as of December 31, 2020	123,255	121,923
Additional paid-in capital	505,017,758	504,112,442
Accumulated deficit	(229,536,802)	(109,030,031)
Total stockholders' equity	275,604,211	395,204,334
Total Liabilities and Stockholders' Equity	$479,763,196	$632,542,369
See accompanying notes to the condensed consolidated financial statements.

Workhorse Group Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended March 31,
	2021	2020
Net sales	$521,060	$84,300

Cost of sales	6,225,299	1,747,975
Gross loss	(5,704,239)	(1,663,675)

Operating expenses
Selling, general and administrative	6,885,830	5,565,787
Research and development	3,863,715	1,902,236
Total operating expenses	10,749,545	7,468,023

Other (loss) income	(136,605,952)	864,900

Loss from operations	(153,059,736)	(8,266,798)

Interest income, net	(14,920,473)	(13,023,489)

(Loss) income before provision (benefit) for income taxes	(138,139,263)	4,756,691
Provision (benefit) for income taxes	(17,632,492)	—

Net (loss) income	$(120,506,771)	$4,756,691

Net (loss) income per share of common stock - basic	$(0.98)	$0.07
Net (loss) income per share of common stock - diluted	$(1.04)	$0.06

Weighted average number of common shares outstanding - basic	122,633,856	68,465,759
Weighted average number of common shares outstanding - diluted	128,301,184	83,768,820
See accompanying notes to the condensed consolidated financial statements.

Workhorse Group Inc.
Condensed Consolidated Statements of Comprehensive (Loss) Income
(Unaudited)

	Three Months Ended March 31,
	2021	2020
Net (loss) income	$(120,506,771)	$4,756,691
Other comprehensive (loss) income
Credit risk adjustment in fair value of convertible notes	—	1,100,000
Comprehensive (loss) income	$(120,506,771)	$5,856,691
See accompanying notes to the condensed consolidated financial statements.

Workhorse Group Inc.
Condensed Consolidated Statements of Stockholders’ Equity (Deficit)
(Unaudited)

	Common Stock		Series A Preferred Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Deficit
	Number of Shares	Amount	Number of Shares	Amount
Balance as of December 31, 2019	67,105,000	$67,105	—	$—	$143,826,315	$(178,806,530)	$—	$(34,913,110)
Stock options and warrants exercised, and vesting of restricted shares	432,112	432	—	—	242,568	—	—	243,000
Common stock issued for preferred stock dividends	308,642	309	—	—	499,691	—	—	500,000
Conversion of convertible notes	1,546,889	1,547	—	—	5,192,005	—	—	5,193,552
Common stock issued for interest on convertible notes	101,193	101	—	—	264,111	—	—	264,212
Stock-based compensation	—	—	—	—	859,027	—	—	859,027
Net income for the three months ended March 31, 2020	—	—	—	—	—	4,756,691	—	4,756,691
Other comprehensive income	—	—	—	—	—	—	1,100,000	1,100,000
Balance as of March 31, 2020	69,493,836	$69,494	—	$—	$150,883,717	$(174,049,839)	$1,100,000	$(21,996,628)

	Common Stock		Series A Preferred Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Number of Shares	Amount	Number of Shares	Amount
Balance as of December 31, 2020	121,922,532	$121,923	—	$—	$504,112,442	$(109,030,031)	$—	$395,204,334
Stock options and warrants exercised, and vesting of restricted shares	1,332,321	1,332	—	—	12,888	—	—	14,220
Stock-based compensation	—	—	—	—	892,428	—	—	892,428
Net loss for the three months ended March 31, 2021	—	—	—	—	—	(120,506,771)	—	(120,506,771)
Balance as of March 31, 2021	123,254,853	$123,255	—	$—	$505,017,758	$(229,536,802)	$—	$275,604,211
See accompanying notes to the condensed consolidated financial statements.

Workhorse Group Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
	2021	2020
Cash flows from operating activities:
Net (loss) income	$(120,506,771)	$4,756,691
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation	311,144	171,761
Tooling expense	—	353,786
Amortization of discount on mandatorily redeemable Series B preferred stock	—	377,583
Change in fair value of convertible notes and loss on conversion to common stock	(15,500,000)	(5,136,448)
Change in fair value of warrant liability	—	(9,145,000)
Change in fair value of investment in LMC	136,605,952	(864,900)
Dividends for mandatorily redeemable Series B preferred stock paid in common stock	—	500,000
Interest on convertible notes paid in common stock	—	264,212
Stock-based compensation	892,428	859,027
Write down of inventory	(361,717)	—
Forgiveness of PPP Term Note	(1,411,000)	—
Deferred taxes	(17,632,492)	—
Effects of changes in operating assets and liabilities:
Accounts and lease receivable	(9,635)	(35,393)
Inventory	(14,842,677)	(832,678)
Prepaid expenses	(3,813,318)	55,165
Accounts payable and accrued liabilities	1,509,399	1,552,484
Warranty liability	(144,957)	(699,094)
Net cash used in operating activities	(34,903,644)	(7,822,804)
Cash flows from investing activities:
Capital expenditures	(1,264,767)	(463,985)
Net cash used in investing activities	(1,264,767)	(463,985)
Cash flows from financing activities:
Exercise of warrants and options and restricted share award activity	14,220	243,000
Net cash provided by financing activities	14,220	243,000
Change in cash and cash equivalents	(36,154,191)	(8,043,789)
Cash, cash equivalents and restricted cash, beginning of the period	241,229,067	24,868,416
Cash and cash equivalents, end of the period	$205,074,876	$16,824,627

See accompanying notes to the condensed consolidated financial statements.

Workhorse Group Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1.SUMMARY OF BUSINESS AND SIGNIFICANT ACCOUNTING PRINCIPLES
Nature of operations and basis of presentation
Workhorse Group Inc. (“Workhorse”, the “Company”, “we”, “us” or “our”) is a technology company focused on providing sustainable and cost-effective solutions to the commercial transportation sector. As an American manufacturer, we create all-electric delivery trucks and drone systems, including the technology that optimizes the way these mechanisms operate. We are last-mile delivery’s first purpose-built electric mobility solution and we are currently focused on our core competency of bringing the C-Series electric delivery trucks to market and fulfilling our existing backlog of orders. The consolidated financial statements are prepared in conformity with U.S. generally accepted accounting principles “GAAP”).
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates.
In the opinion of Management, the Unaudited Condensed Consolidated Financial Statements include all adjustments that are necessary for the fair presentation of Workhorse’s financial conditions, results of operations and cash flows for the interim periods presented. Such adjustments are of a normal, recurring nature. The results of operations and cash flows for the interim periods presented may not necessarily be indicative of full-year results. Reference should be made to the financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2020.
Principles of consolidation
The condensed consolidated financial statements include the financial statements of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.
Reclassifications
Certain reclassifications were made to the prior year condensed consolidated financial statements to conform to the current year presentation. These reclassifications had no effect on previously reported results of operations or stockholders' equity.
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
As of March 31, 2021, our locations and primary suppliers continue to operate. The number of COVID-19 cases amongst our employees decreased significantly during the three months ended March 31, 2021 as compared to the fourth quarter of 2020. During the first quarter of 2021, there has been a trend in many parts of the world of increasing availability and administration of vaccine against COVID-19, as well as an easing of restrictions on social, business, travel and government activities and functions. However, infection rates and regulation continue to fluctuate and there continue to be global impacts resulting from the pandemic, including increases in costs for logistics and supply chains, port congestion, supplier delays and a shortfall of microchip supply. Although the internal outbreak has been addressed, we are continuing to work through supplier constraints caused as a result of the COVID-19 outbreak, as well as the microchip shortage. For further discussion of the possible impact of the COVID-19 pandemic on our business, see “Part I – Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2020.

2.    INVENTORY, NET

Inventory, net consists of the following:

	March 31, 2021	December 31, 2020
Raw materials	$28,252,565	$16,759,232
Work in process	4,495,320	422,176
Finished goods	277,053	277,419
	33,024,938	17,458,827
Less: inventory reserve	(2,353,532)	(1,991,815)
Inventory, net	$30,671,406	$15,467,012

3.    INVESTMENT IN LMC

The Company's investment in LMC is measured at fair value, which was approximately $194.0 million and $330.6 million as of March 31, 2021 and December 31, 2020, respectively. The decrease in fair value of our investment for the period was recorded as a charge to earnings. See Note 12 for additional disclosures relating to our investment.

The following table presents a reconciliation of our investment in LMC:

	March 31, 2021	December 31, 2020
Investment in LMC, at fair value	$193,950,792	$330,556,744
Less: current portion	(193,950,792)	—
Investment in LMC, net of current portion	$—	$330,556,744

As of December 31, 2020, the Company reported the fair value of its investment in the non-current assets section of its Consolidated Balance Sheets due to the Company's intention to hold this investment for purposes of continued affiliation and business advantage. In connection with the LMC Merger, the Company agreed, subject to certain exceptions, to not sell any of its LMC shares for a period of six months. In April 2021, the six month holding period ended and the Company has the ability to monetize a portion or all of its investment. Therefore, the Company reported the fair value of its investment in the current assets section of its Condensed Consolidated Balance Sheets as of March 31, 2021.

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
Disaggregation of Revenue
Our revenues related to the following types of business were as follows:

	Three Months Ended March 31,
	2021	2020
Automotive	$495,000	$—
Aviation	22,400	60,783
Other	3,660	23,517
Total revenues	$521,060	$84,300

Automotive - consists of sales of any of our truck platforms. We recognize revenue when control transfers upon shipment to the customer.

Aviation - consists of sales of our drone systems. We recognize revenue when control transfers upon shipment to the customer.

Other - consists of non-warranty after-sales vehicle services.

5.    CONVERTIBLE NOTES AND PPP TERM NOTE

4.0% Senior Secured Convertible Notes Due 2024 (“2024 Notes”)
The contractual principal balance of the 2024 Notes was $200.0 million as of March 31, 2021 and December 31, 2020, and the fair value of the 2024 Notes was approximately $182.2 million and $197.7 million as of March 31, 2021 and December 31, 2020, respectively. The $15.5 million decrease in the fair value of the 2024 Notes was primarily due to the decline in our stock price and was recorded in Interest Income. No portion of the change in fair value for the period was related to change in credit risk.
Proceeds from the 2024 Notes were required to be held in escrow until the Company completed certain requirements related to the collateral. In January 2021, such requirements were met and the proceeds were released from escrow.
The 2024 Notes are due October 14, 2024 and are convertible at a rate of $35.29 per share, subject to change for anti-dilution adjustments and adjustments for certain corporate events. No portion of the principal balance was converted during the three months ended March 31, 2021.
Interest is payable quarterly beginning January 15, 2021 at a rate of 4.0% per annum. Interest expense for the three months ended March 31, 2021 related to the 2024 Notes was $2.0 million.
There are no required redemptions of the 2024 Notes and they will generally not be redeemable at the option of the Company prior to the third anniversary of their issue date. Accordingly, the Company has classified the full balance of the 2024 Notes as long-term on the Condensed Consolidated Balance Sheets.
The 2024 Notes include certain covenants, including limitations on liens, additional indebtedness, investments, dividends and other restricted payments, and customary events of default. The Company is also required to have a minimum sales backlog of at least $25.0 million as of the period ending March 31, 2022, $50.0 million as of the period ending June 30, 2022, $75.0 million as of the period ending September 30, 2022 and $100.0 million as of the period ending December 31, 2022.
PPP Term Note
On April 14, 2020, the Company entered into a Paycheck Protection Program Term Note (“PPP Term Note”) with PNC Bank, N.A. under the Paycheck Protection Program of the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”). The Company received total proceeds of approximately $1.4 million from the PPP Term Note, which was due on April 13, 2022. In accordance with the requirements of the CARES Act, the Company used the proceeds primarily for payroll costs. Interest accrued on the PPP Term Note at the rate of 1.0% per annum. The Company elected to account for the PPP Term Note as debt and accrued interest over the term of the note. The Company did not make any repayments on any amount due on the PPP Term Note.
On January 15, 2021, the outstanding principal and interest accrued on the PPP Term Note were fully forgiven. The Company recognized an approximate $1.4 million gain on the forgiveness of the PPP Term Note, which was recorded in Interest Income for the three months ended March 31, 2021.

6.    MANDATORILY REDEEMABLE SERIES B PREFERRED STOCK
On June 5, 2019, the Company closed agreements for the sale of 1,250,000 units consisting of one share of Series B Preferred Stock (the “Preferred Stock”), with a stated value of $20.00 per share (the “Stated Value”) and a common stock purchase warrant to purchase 7.41 shares of the Company's common stock (the “Warrants”) for an aggregate purchase price of $25.0 million. The Preferred Stock was not convertible and did not hold voting rights.
On September 28, 2020, the Company redeemed its Series B Preferred Stock in full for cash. Dividends on all shares of Series B Preferred Stock were paid in full as of the redemption date and have ceased to accumulate.
The Preferred Stock ranked senior to the Company’s common stock with respect to dividend rights and rights upon liquidation, winding-up or dissolution. The Preferred Stock was entitled to annual dividends at a rate equal to 8.0% per annum on the Stated Value. The Warrants had exercise price of $1.62 per share and expired seven years from the date of issuance. Accrued dividends were payable quarterly in shares of common stock of the Company based on a fixed share price of $1.62. During the three months ended March 31, 2020, the Company issued 0.3 million shares of common stock to the holders of the Preferred Stock.
As the Preferred Stock was mandatorily redeemable, it was classified as a liability on the Condensed Consolidated Balance Sheets. All dividends payable on the Preferred Stock were classified as Interest Expense.
The Preferred Stock and Warrants were considered freestanding financial instruments and were accounted for separately. The Warrants were considered equity instruments and not marked-to-market at each reporting period. On the date of issuance, the value of the Warrants was $6.7 million, which was determined using the Black-Scholes valuation model. The fair value of the Warrants was recorded as an increase to Additional Paid-In Capital and a discount of the Preferred Stock. The discount was amortized to Interest Expense using the effective interest method. Amortization of the discount for the three months ended March 31, 2020 was approximately $0.4 million.

7.    STOCK-BASED COMPENSATION
The Company maintains, as approved by the board of directors, the 2019 Stock Incentive Plan (the “Plan”) providing for the issuance of stock-based based awards to employees, officers, directors or consultants of the Company. Non-qualified stock options may only be granted with an exercise price equal to the market value of the Company’s common stock on the grant date. Awards under the Plan may be either vested or unvested options, or unvested restricted stock. The Plan has authorized 8.0 million shares for issuance of stock-based awards. As of March 31, 2021 and March 31, 2020, there were approximately 6.3 million and 8.0 million shares available for issuance of future stock awards, respectively, which includes shares available under the 2019 and 2017 incentive plans.
Stock-based compensation expense
The following table summarizes stock-based compensation expense:

	Three Months Ended March 31,
	2021	2020
Stock options	$70,412	$80,430
Restricted stock	822,016	778,597
Total stock-based compensation	$892,428	$859,027

Stock options
The following table summarizes option activity:

	Number of Options	Weighted Average Exercise Price per Option	Weighted Average Grant Date Fair Value per Option	Weighted Average Remaining Contractual Life (Years)
Balance, December 31, 2020	2,351,240	$2.00		5.5
Granted	—	—	—
Exercised	(743,535)	3.15
Forfeited	—	—
Expired	(29,000)	4.99
Balance, March 31, 2021	1,578,705	$1.41		5.8

Number of options exercisable at March 31, 2021	1,264,205	$1.44		6.5

As of March 31, 2021, unrecognized compensation expense was $0.2 million for unvested options which is expected to be recognized over the next 1.9 years.

Restricted stock
The following table summarizes restricted stock activity:

	Number of Unvested Shares	Weighted Average Grant Date Fair Value per Share
Balance, December 31, 2020	1,377,889	$2.70
Granted	230,373	15.28
Vested	(299,039)	2.73
Forfeited	—	—
Balance, March 31, 2021	1,309,223	$4.94

As of March 31, 2021, unrecognized compensation expense was $5.6 million for unvested restricted stock awards which is expected to be recognized over the next 2.3 years.

8.    INCOME TAXES
The Company has not generated taxable income since inception and the fair value of our investment in LMC has substantially decreased during the first quarter of 2021, resulting in a reduction to the corresponding deferred tax liability. Accordingly, the cumulative deferred tax assets are fully reserved as of March 31, 2021, as there is not sufficient evidence to conclude that it is more likely than not that deferred tax assets are realizable. The Company reduced the deferred tax liability to $4.2 million, resulting in a deferred tax benefit of approximately $17.6 million for the three months ended March 31, 2021. No current liability for federal or state income taxes has been included in these Condensed Consolidated Financial Statements.

9.    EARNINGS PER SHARE
Basic (loss) income per share of common stock is calculated by dividing net (loss) income by the weighted-average shares outstanding for the period. Potentially dilutive shares, which are based on the weighted-average shares of common stock underlying outstanding stock-based awards and warrants using the treasury stock method, and convertible notes using the if-converted method, are included when calculating the diluted net (loss) income per share of common stock when their effect is dilutive.
The following table presents the reconciliation of net (loss) income used in computing diluted net (loss) income per share of common stock:

	Three Months Ended March 31,
	2021	2020
Net (loss) income	$(120,506,771)	$4,756,691
Interest on convertible notes	2,000,000	—
Change in fair value of convertible notes	(15,500,000)	—
Adjusted net (loss) income	$(134,006,771)	$4,756,691
The following table presents the reconciliation of basic to diluted weighted average shares used in computing net (loss) income per share of common stock:

	Three Months Ended March 31,
	2021	2020
Weighted average shares outstanding, basic	122,633,856	68,465,759
Stock-based awards and warrants	—	15,303,061
Convertible notes	5,667,328	—
Weighted average shares outstanding, diluted	128,301,184	83,768,820

The following table presents the potentially dilutive shares that were excluded from the computation of diluted net (loss) income per share of common stock, because their effect was anti-dilutive:

	Three Months Ended March 31,
	2021	2020
Stock-based awards and warrants	3,929,451	5,066,931
Convertible notes	—	14,137,319

Excluded from the table above are the warrant shares related to the High Trail Convertible Note, which represented approximately 13.3 million warrants calculated using the if-converted method for the three months ended March 31, 2020. The warrants were issuable at the option of the Company following the full or partial redemption of the High Trail Convertible Note. No warrants were issued in connection with the High Trail Convertible Note and it was fully converted during the year ended December 31, 2020.

10.    RECENT ACCOUNTING DEVELOPMENTS

Accounting Standards Recently Adopted

In December 2019, the Financial Accounting Standards Board (“FASB”) issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. The ASU removes certain exceptions for recognizing deferred taxes for investments, performing intraperiod allocation, and calculating income taxes in interim periods. The ASU also adds guidance to simplify accounting for income taxes, such as recognizing deferred taxes for goodwill and allocating taxes to members of a consolidated group. The Company adopted the ASU as of January 1, 2021. The adoption of this guidance did not have a material impact on the Company's financial condition and operations.

Accounting Standards Not Yet Adopted

In August 2020, the FASB issued ASU 2020-06, Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. The ASU simplifies the accounting for certain convertible instruments, amends the guidance on derivative scope exceptions for contracts in an entity's own equity and requires the use of the if-converted method for calculating diluted earnings per share. The ASU removes separation models for convertible debt with a cash conversion feature. Such convertible instruments will be accounted for as a single liability measured at amortized cost. The ASU is effective for interim and annual periods beginning after December 15, 2021, with early adoption permitted after December 15, 2020, which can either be on a modified retrospective or full retrospective basis. Adoption of the ASU is not expected to have a material impact on the Company's financial condition and operations.

11.    OTHER TRANSACTION

On October 31, 2019, the Company and ST Engineering Hackney, Inc. (“Hackney”) entered into an Asset Purchase Agreement to purchase certain assets and assume certain liabilities of Hackney. Upon execution of the agreement, the Company deposited $1.0 million in cash and shares of its common stock having a value of $6.6 million into an escrow account. The number of shares held in escrow was subject to adjustment if the value of the shares is less than $5.3 million or greater than $7.9 million on certain dates.

The purchase price for the acquired assets was $7.0 million, $1.0 million of which was released from the escrow account in January 2020 upon satisfaction of certain conditions and accounted for as customer acquisition costs. The remaining $6.0 million was payable in cash within 45 days if additional conditions were met or in shares of common stock held in escrow in the event the payment was not made within 105 days of when the payment was due. The additional conditions were not met and, as a result, the remaining $6.0 million is not due.

12.    FAIR VALUE MEASUREMENTS
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

A financial asset or liability’s classification within the hierarchy is determined based on the lowest level of input that is significant to the fair value measurement. Assets and liabilities measured at fair value and fair value measurement level were as follows:

	March 31, 2021				December 31, 2020
	Fair Value	Level 1	Level 2	Level 3	Fair Value	Level 1	Level 2	Level 3
Assets
Investment in LMC	$193,950,792	$193,950,792	$—	$—	$330,556,744	$330,556,744	$—	$—
Total assets at fair value	$193,950,792	$193,950,792	$—	$—	$330,556,744	$330,556,744	$—	$—

Liabilities
Convertible notes	$182,200,000	$—	$—	$182,200,000	$197,700,000	$—	$—	$197,700,000
Total liabilities at fair value	$182,200,000	$—	$—	$182,200,000	$197,700,000	$—	$—	$197,700,000

Investment in LMC

The Company's investment in LMC is measured at fair value using Level 1 inputs because it is valued using a quoted price in an active market. The Company recognizes changes in fair value of the investment in Other Income (Loss) on the Condensed Consolidated Statements of Operations.

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

The Company recognizes changes in fair value of the convertible notes related to changes in credit risk, if any, in Other Comprehensive Income (Loss) and the remaining change in fair value in Interest (Income) Expense.

13.    COMMITMENTS AND CONTINGENCIES

The Company is party to various negotiations and legal proceedings arising in the normal course of business. The Company provides reserves for these matters when a loss is probable and reasonably estimable. The Company does not disclose a range of potential loss because the likelihood of such a loss is remote. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s financial position, results of operations, cash flows or liquidity.

14.    SUBSEQUENT EVENTS
The Company has evaluated subsequent events for potential recognition and disclosures through the date the Condensed Consolidated Financial Statements were filed.

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
Workhorse electric delivery trucks are in use by our customers on daily routes across the United States. Our delivery customers include companies such as Alpha Baking, FedEx Express, Fluid Market, Inc., Pride Group Enterprises, Pritchard, Ryder, UPS and W.B. Mason. Data from our in-house developed telematics system demonstrates our first generation vehicles on the road achieve as much as a 500% increase in fuel economy as compared to conventional gasoline-based trucks of the same size and duty cycle.
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

As of March 31, 2021, our locations and primary suppliers continue to operate. The number of COVID-19 cases amongst our employees decreased significantly during the three months ended March 31, 2021 as compared to the fourth quarter of 2020. During the first quarter of 2021, there has been a trend in many parts of the world of increasing availability and administration of vaccine against COVID-19, as well as an easing of restrictions on social, business, travel and government activities and functions. However, infection rates and regulation continue to fluctuate and there continue to be global impacts resulting from the pandemic, including increases in costs for logistics and supply chains, port congestion, supplier delays and a shortfall of microchip supply. Although the internal outbreak has been addressed, we are continuing to work through supplier constraints caused as a result of the COVID-19 outbreak, as well as the microchip shortage. For further discussion of the possible impact of the COVID-19 pandemic on our business, see “Part I – Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2020.
Results of Operations
Our condensed consolidated statements of operations data is as follows:

	Three Months Ended March 31,
	2021	2020
Net sales	$521,060	$84,300

Cost of sales	6,225,299	1,747,975
Gross loss	(5,704,239)	(1,663,675)

Operating expenses
Selling, general and administrative	6,885,830	5,565,787
Research and development	3,863,715	1,902,236
Total operating expenses	10,749,545	7,468,023

Other (loss) income	(136,605,952)	864,900

Loss from operations	(153,059,736)	(8,266,798)

Interest income, net	(14,920,473)	(13,023,489)

(Loss) income before provision (benefit) for income taxes	(138,139,263)	4,756,691
Provision (benefit) for income taxes	(17,632,492)	—

Net (loss) income	$(120,506,771)	$4,756,691
Net Sales
Net sales for the three months ended March 31, 2021 and 2020 were $0.5 million and $0.1 million, respectively. The increase in net sales was primarily due to an increase in volume related to our initial production of the C-Series electric delivery truck.
Cost of Sales
Cost of sales for the three months ended March 31, 2021 and 2020 were $6.2 million and $1.7 million, respectively. The increase in cost of sales was primarily due to an increase in volume related to our initial production of the C-Series electric delivery truck and higher compensation-related costs.
Selling, General and Administrative Expenses
Selling, general and administrative (“SG&A”) expenses during the three months ended March 31, 2021 and 2020 were $6.9 million and $5.6 million, respectively. The increase in SG&A was primarily due to higher compensation-related costs of approximately $0.9 million, higher legal and consulting costs of approximately $0.9 million, and higher marketing costs of approximately $0.3 million, offset by a decrease in selling expenses of $1.0 million related to the Hackney customer acquisition payment in the prior year quarter.

Research and Development Expenses
Research and development (“R&D”) expenses during the three months ended March 31, 2021 and 2020 were $3.9 million and $1.9 million, respectively. The increase in R&D expenses is primarily due higher compensation-related costs, the finalization of the design of the C-Series electric delivery truck and continued development of the HorseFly delivery drone.
Other (Loss) Income
Other (loss) during the three months ended March 31, 2021 increased to $(136.6) million from other income of $0.9 million during the three months ended March 31, 2020. The loss in the current period was related to the decrease in fair value of the Company’s investment in Lordstown Motor Corp.
Interest Income, Net
Interest income, net is comprised of the following:

	Three Months Ended March 31,
	2021	2020
Change in fair value of convertible notes and loss on conversion to common stock	$(15,500,000)	$(5,136,448)
Gain on forgiveness of PPP Term Note	(1,411,000)	—
Contractual interest expense	2,000,000	922,838
Change in fair value of warrant liability	—	(9,145,000)
Amortization of discount and debt issuance costs	—	377,584
Other	(9,473)	(42,463)
Total interest income, net	$(14,920,473)	$(13,023,489)

Interest income, net for the three months ended March 31, 2021 and 2020 was $(14.9) million and $(13.0) million, respectively. The increase in interest income was primarily driven by a $(10.4 million) increase in fair value adjustments of our convertible notes, offset by a $9.1 million decrease due to changes in the fair value of warrants and higher contractual interest expense.
Liquidity and Capital Resources
Cash Requirements
From inception, we have financed our operations primarily through sales of equity securities and issuance of debt. We have utilized this capital for research and development and to fund designing, building and delivering vehicles to customers and for working capital purposes.
As of March 31, 2021, we had approximately $205.1 million in cash and cash equivalents, as compared to approximately $241.2 million in cash and cash equivalents and restricted cash held in escrow as of December 31, 2020, resulting in a decrease of $(36.2) million. The decrease is primarily attributable to cash used in operations related to our initial production of the C-Series electric delivery truck, including inventory build, employee-related costs and contract labor.
Should we choose to monetize our position in LMC, we believe our existing capital resources will be sufficient to support our projected funding requirements for several years, after which time additional funding will be required. However, if the opportunity arises, we may elect to raise additional financing in 2021.
With the exception of contingent and royalty payments that we may receive under our existing collaborations, we do not currently have any committed future funding. To the extent we raise additional capital by issuing equity securities, our stockholders could at that time experience dilution. Any debt financing we can obtain may involve operating covenants that restrict our business.
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
For the three months ended March 31, 2021, we maintained an investment in a bank money market fund. Cash in excess of immediate requirements is invested with regard to liquidity and capital preservation. Wherever possible, we seek to minimize the potential effects of concentration and degrees of risk. We will continue to monitor the impact of the changes in the conditions of the credit and financial markets to our investment portfolio and assess if future changes in our investment strategy are necessary.
Summary of Cash Flows

	Three Months Ended March 31,
	2021	2020
Net cash used in operating activities	$(34,903,644)	$(7,822,804)
Net cash used in investing activities	$(1,264,767)	$(463,985)
Net cash provided by financing activities	$14,220	$243,000

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
During the three months ended March 31, 2021 and 2020, net cash used in operating activities was $34.9 million and $7.8 million, respectively. The increase in net cash used in operations was primarily attributable to spend related to our initial production of the C-Series electric delivery truck, including inventory build, employee-related costs and contract labor.

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
For a discussion of our critical accounting policies and estimates, see “Critical Accounting Policies and Estimates” included in our Annual Report on Form 10-K for the year ended December 31, 2020, under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
For a discussion of our quantitative and qualitative disclosures about market risk, see “Quantitative and Qualitative Disclosures About Market Risks” included in our Annual Report on Form 10-K for the year ended December 31, 2020, under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” There have been no material changes to the information provided in our Annual Report on Form 10-K for the year ended December 31, 2020.

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
Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that, as of the end of the covered by this Quarterly Report, our disclosure controls and procedures were effective.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS

We are involved from time to time in legal proceedings incidental to the conduct of our business. Material legal proceedings which arose, or in which there were material developments, during the three months ended March 31, 2021 are discussed below.

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

On March 8, 2021, Sam Farrar, individually and on behalf of other similarly situated purchasers of the Company’s securities, filed a putative class action complaint against the Company, Duane Hughes and Steve Schrader in the United States District Court for the Central District of California (Case 2:21-cv-02207) claiming violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. On March 11, 2021, John Kinney, individually and on behalf of other similarly situated purchasers of the Company’s securities, filed a substantively identical putative class action complaint against the Company, Duane Hughes and Steve Schrader in the United States District Court for the Central District of California (Case 2:21-cv-02207-JFW-GJS) also claiming violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. In each case, which we expect will be consolidated, plaintiffs allege that the defendants violated the securities laws by intentionally or recklessly making material misrepresentations and/or omissions regarding the prospect of the United States Postal Service awarding the contract to an electric vehicle manufacturer given that electrifying the USPS’s entire fleet allegedly would be impractical and expensive. Plaintiffs seek certification of a class and monetary damages in an indeterminate amount. The Court has not yet appointed a lead plaintiff pursuant to the Private Securities Litigation Reform Act of 1995 or set a deadline for the filing of a consolidated amended complaint. The Company believes these actions are without merit and vigorously intends to pursue all legal avenues to defend itself fully.

On April 16, 2021, Romario St. Clair, derivatively on behalf of the Company, filed a stockholder derivative complaint in the Eighth Judicial District Court of the State of Nevada in and for Clark County (Case No. A-21-833050-B) for breach of fiduciary duty and unjust enrichment against Duane Hughes, Steve Schrader, Stephen Fleming, Robert Willison, Anthony Furey, H. Benjamin Samuels, Raymond J. Chess, Harry DeMott, Gerald B. Budde, Pamela S. Mader, Michael L. Clark and Jacqueline A. Dedo. In this action, plaintiff alleges that the defendants breached their fiduciary duties by allowing or causing the Company to violate the federal securities laws as alleged in the Farrar and Kinney actions discussed above and by selling Company stock and receiving other compensation while allegedly in possession of material non-public information about the prospect of the United States Postal Service awarding the contract to an electric vehicle manufacturer given that electrifying the USPS’s entire fleet allegedly would be impractical and expensive. Plaintiff seeks damages and disgorgement in an indeterminate amount. Although this claim purports to seek recovery on behalf of the Company, the Company will incur certain expenses due to indemnification and advancement obligations with respect to the defendants. The Company understands that defendants believe this action is without merit and vigorously intends to pursue all legal avenues to defend themselves fully.

ITEM 1A. RISK FACTORS

For a detailed discussion of risk factors affecting us, see “Part I – Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2020. There have been no material changes in the current period regarding our risk factors.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Stock Incentives

On February 25, 2021, Raymond Chess, was granted 5,618 shares of restricted common stock for his services as Chairman of the Board for the year ending December 31, 2021. Gerald Budde, Michael Clark, Jacqueline Dedo, Harry DeMott, Pamela Mader, and Benjamin Samuels were granted 3,966 shares of restricted common stock each for their services as directors of the Company for the year ending December 31, 2021. The stock grants were issued under the Company's 2019 Stock Incentive Plan, vest on August 25, 2021 and were registered on a Form S-8 Registration Statement.

On February 25, 2021, Duane Hughes was granted 59,484 shares of restricted common stock, Steve Schrader, Stephen Fleming, and Anthony Furey were granted 31,395 shares of restricted common stock each, and Robert Willison and Gregory Ackerson were granted 19,828 shares of restricted common stock each. The stock grants were issued under the Company's 2019 Stock Incentive Plan, vest over three years and were registered on a Form S-8 Registration Statement.

Warrant Exercise

During the first quarter ended March 31, 2021, the Company issued 114,153 shares of common stock in connection with the exercise of Common Stock Purchase Warrants in consideration of approximately $0.2 million.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

On April 20, 2021, the Company announced the appointment of John Graber as President - Aerospace. The Company entered into an employment agreement (the “Graber Employment Agreement”) with Mr. Graber effective April 20, 2021. Pursuant to the Graber Employment Agreement, Mr. Graber will receive a base salary of $300,000 per year. Mr. Graber will be eligible to receive a target performance bonus commencing the calendar year ending December 31, 2021 equal to 50% of his base salary with the potential to increase to 75% of his base salary assuming pre-determined performance goals are met as determined by the Compensation Committee as well as a signing bonus of $100,000. The Company granted Mr. Graber 36,675 shares of restricted common stock under the Company’s 2019 Stock Incentive Plan. The restricted stock will vest over three years commencing in October 2021. In the event Mr. Graber is terminated without cause or resigns for good reason (as such terms are defined in the Graber Employment Agreement), he will be entitled to severance payments in an amount equal to 16 months of his base salary plus a prorated portion of his target performance bonus. In addition, any outstanding equity awards will immediately accelerate and vest. The Company will also continue to pay the employer portion of the COBRA premium cost for up to 15 months.

On April 22, 2021, the Company announced the appointment of Ryan Gaul as President – Commercial Trucks and will be responsible for the Company’s commercial vehicles division, including the Company’s manufacturing location in Union City. The Company entered into an employment agreement (the “Gaul Employment Agreement”) with Mr. Gaul effective April 22, 2021. Pursuant to the Gaul Employment Agreement, Mr. Gaul will receive a base salary of $300,000 per year. Mr. Gaul will be eligible to receive a target performance bonus commencing the calendar year ending December 31, 2021 equal to 50% of his base salary with the potential to increase to 75% of his base salary assuming pre-determined performance goals are met as determined by the Compensation Committee as well as a signing bonus of $25,000. The Company granted Mr. Gaul 36,116 shares of restricted common stock under the Company’s 2019 Stock Incentive Plan. The restricted stock will vest over three years commencing in October 2021. In the event Mr. Gaul is terminated without cause or resigns for good reason (as such terms are defined in the Gaul Employment Agreement), he will be entitled to severance payments in an amount equal to 16 months of his base salary plus a prorated portion of his target performance bonus. In addition, any outstanding equity awards will immediately accelerate and vest. The Company will also continue to pay the employer portion of the COBRA premium cost for up to 15 months.

ITEM 6. EXHIBITS

Exhibit No.	Description
10.1	Employment Agreement between John Graber and Workhorse Group Inc. dated April 20, 2021 (1)
10.2	Employment Agreement between Ryan Gaul and Workhorse Group Inc. dated April 22, 2021 (2)
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL INSTANCE DOCUMENT
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Inline XBRL Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
*Filed herewith.
(1)    Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on April 21, 2021.
(2)    Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on April 26, 2021.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WORKHORSE GROUP INC.

Dated: May 10, 2021	By:	/s/ Duane A. Hughes
Name: Duane A. Hughes Title: Chief Executive Officer (Principal Executive Officer)

Dated: May 10, 2021	By:	/s/ Steve Schrader
Name: Steve Schrader Title: Chief Financial Officer (Principal Financial Officer)

Dated: May 10, 2021	By:	/s/ Gregory T. Ackerson
Name: Gregory T. Ackerson Title: Corporate Controller (Principal Accounting Officer)