Form 10-Q
period 2021-06-30
Workhorse Group Inc.
filed 2021-08-09
CIK 1425287

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
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

The number of shares of the Registrant's Common Stock, $0.001 par value per share, outstanding as of July 30, 2021, was 123,948,456.

i

Forward-Looking Statements
The discussions in this Quarterly Report on Form 10-Q (this “Report”) contain forward-looking statements reflecting our current expectations that involve risks and uncertainties. When used in this Report, the words “anticipate”, “expect”, “plan”, “believe”, “seek”, “estimate” and similar expressions are intended to identify forward-looking statements. These are statements that relate to future periods and include, but are not limited to, statements about the features, benefits and performance of our products, our ability to introduce new product offerings and increase revenue from existing products, expected expenses including those related to selling and marketing, product development and general and administrative, our beliefs regarding the health and growth of the market for our products, anticipated increase in our customer base, expansion of our products functionalities, expected revenue levels and sources of revenue, expected impact, if any, of legal proceedings, the adequacy of liquidity and capital resource, and expected growth in business. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include, but are not limited to, market acceptance for our products, our ability to attract and retain customers for existing and new products, our ability to control our expenses, our ability to recruit and retain employees, legislation and government regulation, shifts in technology, global and local business conditions, our ability to effectively maintain and update our product and service portfolio, the strength of competitive offerings, the prices being charged by those competitors and the risks discussed elsewhere herein. These forward-looking statements speak only as of the date hereof. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.
All references in this Report that refer to the “Company”, “Workhorse Group”, “Workhorse”, “we,” “us” or “our” are to Workhorse Group Inc.
ii

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Workhorse Group Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

	June 30, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$156,610,794	$46,817,825
Restricted cash held in escrow	—	194,411,242
Investment in LMC	182,251,126	—
Accounts and lease receivable, less allowance for credit losses of zero at June 30, 2021 and December 31, 2020, respectively	1,954,609	1,132,164
Inventory, net	49,505,118	15,467,012
Prepaid expenses	40,259,135	32,759,216
Total current assets	430,580,782	290,587,459
Property, plant and equipment, net	13,891,532	11,398,166
Investment in LMC	—	330,556,744
Total Assets	$444,472,314	$632,542,369
Liabilities
Current liabilities:
Accounts payable	$7,542,280	$4,790,763
Accrued liabilities	5,195,889	5,995,302
Warranty liability	4,866,213	5,400,000
PPP Term Note	—	1,411,000
Total current liabilities	17,604,382	17,597,065
Other long-term liabilities	207,040	207,040
Deferred tax liability	2,919,491	21,833,930
Convertible notes, at fair value	200,900,000	197,700,000
Total Liabilities	221,630,913	237,338,035
Commitments and contingencies
Stockholders’ Equity:
Series A preferred stock, par value $0.001 per share, 75,000,000 shares authorized, zero shares issued and outstanding as of June 30, 2021 and December 31, 2020	—	—
Common stock, par value $0.001 per share, 250,000,000 shares authorized, 123,414,045 shares issued and outstanding as of June 30, 2021 and 121,922,532 shares issued and outstanding as of December 31, 2020	123,414	121,923
Additional paid-in capital	506,073,876	504,112,442
Accumulated deficit	(273,155,889)	(109,030,031)
Accumulated other comprehensive loss	(10,200,000)	—
Total stockholders’ equity	222,841,401	395,204,334
Total Liabilities and Stockholders’ Equity	$444,472,314	$632,542,369
See accompanying notes to the condensed consolidated financial statements.

Workhorse Group Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net sales	$1,202,876	$91,942	$1,723,936	$176,242

Cost of sales	14,796,130	1,511,360	21,021,429	3,259,335
Gross loss	(13,593,254)	(1,419,418)	(19,297,493)	(3,083,093)

Operating expenses
Selling, general and administrative	7,005,537	3,949,081	13,891,367	9,514,868
Research and development	2,123,860	1,616,604	5,987,575	3,518,840
Total operating expenses	9,129,397	5,565,685	19,878,942	13,033,708

Other (loss) income	(11,699,666)	—	(148,305,618)	864,900

Loss from operations	(34,422,317)	(6,985,103)	(187,482,053)	(15,251,901)

Interest expense (income), net	10,478,717	124,346,806	(4,441,756)	111,323,317

Loss before benefit for income taxes	(44,901,034)	(131,331,909)	(183,040,297)	(126,575,218)
Benefit for income taxes	(1,281,947)	—	(18,914,439)	—

Net loss	$(43,619,087)	$(131,331,909)	$(164,125,858)	$(126,575,218)

Net loss per share of common stock - basic and diluted	$(0.35)	$(1.76)	$(1.33)	$(1.77)

Weighted average number of common shares outstanding - basic and diluted	123,414,045	74,701,343	122,984,218	71,583,551
See accompanying notes to the condensed consolidated financial statements.

Workhorse Group Inc.
Condensed Consolidated Statements of Comprehensive Loss
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net loss	$(43,619,087)	$(131,331,909)	$(164,125,858)	$(126,575,218)
Other comprehensive (loss) income
Change in fair value of convertible notes attributable to credit risk	(10,200,000)	—	(10,200,000)	1,100,000
Comprehensive loss	$(53,819,087)	$(131,331,909)	$(174,325,858)	$(125,475,218)
See accompanying notes to the condensed consolidated financial statements.

Workhorse Group Inc.
Condensed Consolidated Statements of Stockholders’ Equity (Deficit)
(Unaudited)

	Common Stock		Series A Preferred Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Deficit
	Number of Shares	Amount	Number of Shares	Amount
Balance as of March 31, 2020	69,493,836	$69,494	—	$—	$150,883,717	$(174,049,839)	$1,100,000	$(21,996,628)
Stock options and warrants exercised, and vesting of restricted shares	12,479,122	12,479	—	—	46,902,920	—	—	46,915,399
Common stock issued for preferred stock dividends	308,642	309	—	—	499,691	—	—	500,000
Conversion of convertible notes	6,837,381	6,837	—	—	33,534,630	—	—	33,541,467
Common stock issued for interest on convertible notes	211,142	211	—	—	724,474	—	—	724,685
Stock-based compensation	—	—	—	—	1,170,191	—	—	1,170,191
Net loss for the three months ended June 30, 2020	—	—	—	—	—	(131,331,909)	—	(131,331,909)
Other comprehensive income	—	—	—	—	—	—	—	—
Balance as of June 30, 2020	89,330,123	$89,330	—	$—	$233,715,623	$(305,381,748)	$1,100,000	$(70,476,795)

	Common Stock		Series A Preferred Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Deficit
	Number of Shares	Amount	Number of Shares	Amount
Balance as of December 31, 2019	67,105,000	$67,105	—	$—	$143,826,315	$(178,806,530)	$—	$(34,913,110)
Stock options and warrants exercised, and vesting of restricted shares	12,911,234	12,911	—	—	47,145,488	—	—	47,158,399
Common stock issued for preferred stock dividends	617,284	618	—	—	999,382	—	—	1,000,000
Conversion of convertible notes	8,384,270	8,384	—	—	38,726,635	—	—	38,735,019
Common stock issued for interest on convertible notes	312,335	312	—	—	988,585	—	—	988,897
Stock-based compensation	—	—	—	—	2,029,218	—	—	2,029,218
Net loss for the six months ended June 30, 2020	—	—	—	—	—	(126,575,218)	—	(126,575,218)
Other comprehensive income	—	—	—	—	—	—	1,100,000	1,100,000
Balance as of June 30, 2020	89,330,123	$89,330	—	$—	$233,715,623	$(305,381,748)	$1,100,000	$(70,476,795)
See accompanying notes to the condensed consolidated financial statements.

Workhorse Group Inc.
Condensed Consolidated Statements of Stockholders’ Equity (Deficit)
(Unaudited)

	Common Stock		Series A Preferred Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Number of Shares	Amount	Number of Shares	Amount
Balance as of March 31, 2021	123,254,853	$123,255	—	$—	$505,017,758	$(229,536,802)	$—	$275,604,211
Stock options and warrants exercised, and vesting of restricted shares	159,192	159	—	—	(83,795)	—	—	(83,636)
Stock-based compensation	—	—	—	—	1,139,913	—	—	1,139,913
Net loss for the three months ended June 30, 2021	—	—	—	—	—	(43,619,087)	—	(43,619,087)
Other comprehensive loss	—	—	—	—	—	—	(10,200,000)	(10,200,000)
Balance as of June 30, 2021	123,414,045	$123,414	—	$—	$506,073,876	$(273,155,889)	$(10,200,000)	$222,841,401

	Common Stock		Series A Preferred Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Number of Shares	Amount	Number of Shares	Amount
Balance as of December 31, 2020	121,922,532	$121,923	—	$—	$504,112,442	$(109,030,031)	$—	$395,204,334
Stock options and warrants exercised, and vesting of restricted shares	1,491,513	1,491	—	—	(70,907)	—	—	(69,416)
Stock-based compensation	—	—	—	—	2,032,341	—	—	2,032,341
Net loss for the six months ended June 30, 2021	—	—	—	—	—	(164,125,858)	—	(164,125,858)
Other comprehensive loss	—	—	—	—	—	—	(10,200,000)	(10,200,000)
Balance as of June 30, 2021	123,414,045	$123,414	—	$—	$506,073,876	$(273,155,889)	$(10,200,000)	$222,841,401
See accompanying notes to the condensed consolidated financial statements.

Workhorse Group Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(164,125,858)	$(126,575,218)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	787,846	368,372
Tooling expense	—	353,786
Amortization of discount on mandatorily redeemable Series B preferred stock	—	762,614
Change in fair value of convertible notes and loss on conversion to common stock	(7,000,000)	96,145,019
Change in fair value of warrant liability	—	12,176,690
Change in fair value of investment in LMC	148,305,618	(864,900)
Dividends for mandatorily redeemable Series B preferred stock paid in common stock	—	1,000,000
Interest on convertible notes paid in common stock	—	988,897
Stock-based compensation	2,032,341	2,029,218
Write down of inventory	(7,560,774)	—
Forgiveness of PPP Term Note	(1,411,000)	—
Deferred taxes	(18,914,439)	—
Effects of changes in operating assets and liabilities:
Accounts and lease receivable	(822,445)	(15,348)
Inventory	(26,477,331)	(2,378,143)
Prepaid expenses	(7,499,919)	59,882
Accounts payable and accrued liabilities	1,952,104	117,047
Warranty liability	(533,787)	(1,922,095)
Net cash used in operating activities	(81,267,644)	(17,754,179)
Cash flows from investing activities:
Capital expenditures	(3,281,213)	(974,115)
Net cash used in investing activities	(3,281,213)	(974,115)
Cash flows from financing activities:
Proceeds from PPP Term Note	—	1,411,000
Exercise of warrants and options and restricted share award activity	(69,416)	18,646,709
Net cash (used in) provided by financing activities	(69,416)	20,057,709
Change in cash and cash equivalents	(84,618,273)	1,329,415
Cash, cash equivalents and restricted cash, beginning of the period	241,229,067	24,868,416
Cash and cash equivalents, end of the period	$156,610,794	$26,197,831

During the three and six months ended June 30, 2021, the increase in fair value of the convertible notes included a $10.2 million adjustment attributable to changes in credit risk. The Company recorded Other Comprehensive Loss with the offset as an increase to the fair value of the convertible notes.

See accompanying notes to the condensed consolidated financial statements.

Workhorse Group Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1.SUMMARY OF BUSINESS AND SIGNIFICANT ACCOUNTING PRINCIPLES
Nature of operations and basis of presentation
Workhorse Group Inc. (“Workhorse”, the “Company”, “we”, “us” or “our”) is a technology company focused on providing sustainable and cost-effective solutions to the commercial transportation sector. As an American manufacturer, we create all-electric delivery trucks and drone systems, including the technology that optimizes the way these mechanisms operate. We are last-mile delivery’s first purpose-built electric mobility solution and we are currently focused on our core competency of bringing the C-Series electric delivery trucks to market and fulfilling our existing backlog of orders. Our consolidated financial statements are prepared in conformity with U.S. generally accepted accounting principles (“GAAP”).
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates.
In the opinion of our management, the Unaudited Condensed Consolidated Financial Statements include all adjustments that are necessary for the fair presentation of Workhorse’s financial conditions, results of operations and cash flows for the interim periods presented. Such adjustments are of a normal, recurring nature. The results of operations and cash flows for the interim periods presented may not necessarily be indicative of full-year results. Reference should be made to the financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2020.
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
As of June 30, 2021, our locations and primary suppliers continue to operate. The number of COVID-19 cases amongst our employees decreased significantly during the three and six months ended June 30, 2021 as compared to the fourth quarter of 2020. During the first half of 2021, there has been a trend in many parts of the world of increasing availability and administration of the vaccine against COVID-19, as well as an easing of restrictions on social, business, travel and government activities and functions. However, infection rates and regulation continue to fluctuate, and there continues to be global impacts resulting from the pandemic, including increases in costs in connection with logistics services and supply chains, port congestion, supplier delays and shortfalls in microchip supply. We continue to work through supplier constraints caused by the COVID-19 outbreak, as well as the microchip shortage. For further discussion of the possible impact of the COVID-19 pandemic on our business, see “Part I – Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2020.

2.    INVENTORY, NET

Inventory, net consists of the following:

	June 30, 2021	December 31, 2020
Raw materials	$44,283,636	$16,759,232
Work in process	6,296,029	422,176
Finished goods	8,478,042	277,419
	59,057,707	17,458,827
Less: inventory reserve	(9,552,589)	(1,991,815)
Inventory, net	$49,505,118	$15,467,012

We write-down inventory for excess or obsolete inventories or when we believe the net realizable value of inventory is less than its carrying value. During the three months ended June 30, 2021 and 2020, we recorded write-downs of approximately $7.2 million and $0.1 million in Cost of Sales, respectively. During the six months ended June 30, 2021 and 2020, we recorded write-downs of $7.6 million and $0.2 million in Cost of Sales, respectively.

3.    INVESTMENT IN LMC

As of June 30, 2021 and December 31, 2020, the Company owned approximately 16.5 million shares of Lordstown Motors Corp. (“LMC”) Class A Common Stock (“Investment in LMC”). The investment is measured at fair value, which was approximately $182.3 million and $330.6 million as of June 30, 2021 and December 31, 2020, respectively. The Company recognized the change in fair value of the Investment in LMC in Other Income (Loss) on its Condensed Consolidated Statements of Operations.

As of December 31, 2020, the Company reported the fair value of the Investment in LMC in the non-current assets section of its Consolidated Balance Sheets due to the Company’s intention to hold this investment for purposes of continued affiliation and business advantage. In connection with the merger involving LMC, which closed in October 2020, the Company agreed, subject to certain exceptions, to not sell any of its LMC shares for a period of six months. In April 2021, the six month holding period ended and the Company has the ability and intent to monetize a portion or all of the investment. Therefore, the Company reported the fair value of its Investment in LMC in the current assets section of its Condensed Consolidated Balance Sheets as of June 30, 2021.

See Note 12 for additional information regarding the fair value measurement of the Investment in LMC and Note 14 for additional information regarding certain subsequent events involving the Investment in LMC.

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
Revenues related to repair and maintenance services are recognized over time as such services are provided. Payments for products, services, and merchandise are typically received at the point when control transfers to the customer or in accordance with payment terms customary to the business.
Accounts Receivable
Credit is extended based upon an evaluation of the customer’s financial condition. Accounts receivable are stated at their estimated net realizable value. The allowance for credit losses is based on an analysis of customer accounts, which considers history of past write-offs, collections, and current and future credit conditions.

Disaggregation of Revenue
Our revenues related to the following types of business were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Automotive	$1,120,000	$85,000	$1,615,000	$85,000
Aviation	—	—	22,400	60,783
Other	82,876	6,942	86,536	30,459
Total revenues	$1,202,876	$91,942	$1,723,936	$176,242

Automotive - consists of sales of any of our electric delivery truck platforms.

Aviation - consists of sales of our drone systems.

Other - consists of shipping and handling charges, extended vehicle warranties, and non-warranty after-sales vehicle services.

5.    CONVERTIBLE NOTES AND PPP TERM NOTE

4.0% Senior Secured Convertible Notes Due 2024 (“2024 Notes”)
The contractual principal balance of the 2024 Notes was $200.0 million as of June 30, 2021 and December 31, 2020, and the fair value of the 2024 Notes was approximately $200.9 million and $197.7 million as of June 30, 2021 and December 31, 2020, respectively.
The following table sets forth a reconciliation of the fair value of the 2024 Notes:

June 30, 2021
Balance, December 31, 2020	$197,700,000
Change in fair value (1)	(15,500,000)
Change in fair value attributable to credit risk (2)	—
Balance, March 31, 2021	182,200,000
Change in fair value (1)	8,500,000
Change in fair value attributable to credit risk (2)	10,200,000
Balance, June 30, 2021	$200,900,000
(1) The change in fair value of the 2024 Notes was primarily driven by changes in our stock price during the periods presented. The Company recognized the changes in fair value in Interest (Income) Expense.
(2) The change in fair value of the 2024 Notes attributable to credit risk is primarily due to moderate improvements in the Company’s synthetic credit rating. The Company recognized the change in fair value attributable to credit risk in Other Comprehensive Loss.
The 2024 Notes are due October 14, 2024 and are convertible at a rate of $35.29 per share, subject to change for anti-dilution adjustments and adjustments for certain corporate events. No portion of the principal balance was converted during the three and six months ended June 30, 2021.
Interest is payable quarterly beginning January 15, 2021 at a rate of 4.0% per annum. Interest expense for the three and six months ended June 30, 2021 related to the 2024 Notes was $2.0 million and $4.0 million, respectively.
There are no required redemptions of the 2024 Notes, and they will generally not be redeemable at the option of the Company prior to the third anniversary of their issue date. Accordingly, the Company has classified the full balance of the 2024 Notes as long-term debt on its Condensed Consolidated Balance Sheets.

The 2024 Notes include certain covenants, including limitations on liens, additional indebtedness, investments, dividends and other restricted payments, and customary events of default. The Company is also required to have a minimum sales backlog of at least $25.0 million as of the period ending March 31, 2022, $50.0 million as of the period ending June 30, 2022, $75.0 million as of the period ending September 30, 2022 and $100.0 million as of the period ending December 31, 2022. As of June 30, 2021, the Company is not aware of any default or breach of any covenant under the 2024 Notes.
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
On January 15, 2021, the outstanding principal and interest accrued on the PPP Term Note were fully forgiven. The Company recognized approximately $1.4 million in gain on the forgiveness of the PPP Term Note, which was recorded in Interest Income for the six months ended June 30, 2021.

6.    MANDATORILY REDEEMABLE SERIES B PREFERRED STOCK
On June 5, 2019, the Company closed agreements for the sale of 1,250,000 units consisting of one share of Series B Preferred Stock (the “Preferred Stock”), with a stated value of $20.00 per share (the “Stated Value”) and a common stock purchase warrant to purchase 7.41 shares of the Company’s common stock (the “Warrants”) for an aggregate purchase price of $25.0 million. The Preferred Stock was not convertible and did not hold voting rights.
On September 28, 2020, the Company redeemed its Series B Preferred Stock in full for cash. Dividends on all shares of Series B Preferred Stock were paid in full as of the redemption date and have ceased to accumulate.
The Preferred Stock ranked senior to the Company’s common stock with respect to dividend rights and rights upon liquidation, winding-up or dissolution. The Preferred Stock was entitled to annual dividends at a rate equal to 8.0% per annum on the Stated Value. The Warrants had an exercise price of $1.62 per share and expired seven years from the date of issuance. Accrued dividends were payable quarterly in shares of common stock of the Company based on a fixed share price of $1.62. During the three and six months ended June 30, 2020, the Company issued approximately 0.3 million and 0.6 million shares of common stock to the holders of the Preferred Stock, respectively.
As the Preferred Stock was mandatorily redeemable, it was classified as a liability on the Condensed Consolidated Balance Sheets. All dividends payable on the Preferred Stock were classified as Interest Expense.
The Preferred Stock and Warrants were considered freestanding financial instruments and were accounted for separately. The Warrants were considered equity instruments and not marked-to-market at each reporting period. On the date of issuance, the value of the Warrants was $6.7 million, which was determined using the Black-Scholes valuation model. The fair value of the Warrants was recorded as an increase to Additional Paid-In Capital and a discount of the Preferred Stock. The discount was amortized to Interest Expense using the effective interest method. Amortization of the discount for the three and six months ended June 30, 2020 was approximately $0.4 million and $0.8 million, respectively.

7.    STOCK-BASED COMPENSATION
The Company maintains, as approved by the board of directors, the 2019 Stock Incentive Plan (the “Plan”) providing for the issuance of stock-based awards to employees, officers, directors or consultants of the Company. Non-qualified stock options may only be granted with an exercise price equal to the market value of the Company’s common stock on the grant date. Awards under the Plan may be either vested or unvested options, or unvested restricted stock. The Plan has authorized 8.0 million shares for issuance of stock-based awards. As of June 30, 2021 and June 30, 2020, there were approximately 6.3 million and 6.6 million shares available for issuance of future stock awards, respectively, which includes shares available under the 2019 and 2017 incentive plans.

Stock-based compensation expense
The following table summarizes stock-based compensation expense:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Stock options	$21,210	$347,328	$91,622	$427,758
Restricted stock	1,118,703	822,863	1,940,719	1,601,460
Total stock-based compensation	$1,139,913	$1,170,191	$2,032,341	$2,029,218

Stock options
The following table summarizes option activity:

	Number of Options	Weighted Average Exercise Price per Option	Weighted Average Grant Date Fair Value per Option	Weighted Average Remaining Contractual Life (Years)
Balance, December 31, 2020	2,351,240	$2.00		5.5
Granted	—	—	—
Exercised	(770,677)	3.11
Forfeited	—	—
Expired	(29,000)	4.99
Balance, June 30, 2021	1,551,563	$1.40		5.6

Number of options exercisable at June 30, 2021	1,280,688	$1.43		6.2

As of June 30, 2021, unrecognized compensation expense was $0.1 million for unvested options which is expected to be recognized over the next 1.7 years.

Restricted stock
The following table summarizes restricted stock activity:

	Number of Unvested Shares	Weighted Average Grant Date Fair Value per Share
Balance, December 31, 2020	1,377,889	$2.70
Granted	304,164	14.57
Vested	(444,843)	2.75
Forfeited	—	—
Balance, June 30, 2021	1,237,210	$5.64

As of June 30, 2021, unrecognized compensation expense was $5.4 million for unvested restricted stock awards which is expected to be recognized over the next 2.3 years.

8.    INCOME TAXES
As of June 30, 2021 and December 31, 2020, the Company's deferred tax liability was approximately $2.9 million and $21.8 million, respectively. The Company has not generated taxable income since inception and the fair value of our investment in LMC decreased substantially during the three and six months ending June 30, 2021, which resulted in a tax benefit of approximately $1.3 million and $18.9 million, respectively. The cumulative deferred tax assets are fully reserved as of June 30, 2021, as there is not sufficient evidence to conclude that it is more likely than not that deferred tax assets are realizable. No current liability for federal or state income taxes has been included in these Condensed Consolidated Financial Statements.

9.    EARNINGS PER SHARE
Basic loss per share of common stock is calculated by dividing net loss by the weighted-average shares outstanding for the period. Potentially dilutive shares, which are based on the weighted-average shares of common stock underlying outstanding stock-based awards and warrants using the treasury stock method, and convertible notes using the if-converted method, are included when calculating the diluted net loss per share of common stock when their effect is dilutive.

The following table presents the potentially dilutive shares that were excluded from the computation of diluted net loss per share of common stock, because their effect was anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Stock-based awards and warrants	3,827,804	24,294,118	3,827,804	24,294,118
Convertible notes	5,667,328	9,958,506	5,667,328	12,488,899

Excluded from the table above are the warrant shares related to the High Trail Convertible Note, which represented approximately 11.8 million and 13.3 million warrants calculated using the if-converted method for the three and six months ended June 30, 2020. The warrants were issuable at the option of the Company following the full or partial redemption of the High Trail Convertible Note. No warrants were issued in connection with the High Trail Convertible Note and it was fully converted during the year ended December 31, 2020.

10.    RECENT ACCOUNTING DEVELOPMENTS

Accounting Standards Recently Adopted

In December 2019, the Financial Accounting Standards Board (“FASB”) issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. The ASU removes certain exceptions for recognizing deferred taxes for investments, performing an intra-period allocation, and calculating income taxes in interim periods. The ASU also adds guidance to simplify accounting for income taxes, such as recognizing deferred taxes for goodwill and allocating taxes to members of a consolidated group. The Company adopted the ASU as of January 1, 2021. The adoption of this guidance did not have a material impact on the Company’s financial condition and operations.

Accounting Standards Not Yet Adopted

In August 2020, the FASB issued ASU 2020-06, Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. The ASU simplifies the accounting for certain convertible instruments, amends the guidance on derivative scope exceptions for contracts in an entity’s own equity and requires the use of the if-converted method for calculating diluted earnings per share. The ASU removes separation models for convertible debt with a cash conversion feature. Such convertible instruments will be accounted for as a single liability measured at amortized cost. The ASU is effective for interim and annual periods beginning after December 15, 2021, with early adoption permitted after December 15, 2020, which can either be on a modified retrospective or full retrospective basis. Adoption of the ASU is not expected to have a material impact on the Company's financial condition and operations.

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

A financial asset or liability’s classification within the hierarchy is determined based on the lowest level of input that is significant to the fair value measurement. Assets and liabilities measured at fair value and fair value measurement level were as follows:

	June 30, 2021				December 31, 2020
	Fair Value	Level 1	Level 2	Level 3	Fair Value	Level 1	Level 2	Level 3
Assets
Investment in LMC	$182,251,126	$182,251,126	$—	$—	$330,556,744	$330,556,744	$—	$—
Total assets at fair value	$182,251,126	$182,251,126	$—	$—	$330,556,744	$330,556,744	$—	$—

Liabilities
Convertible notes	$200,900,000	$—	$—	$200,900,000	$197,700,000	$—	$—	$197,700,000
Total liabilities at fair value	$200,900,000	$—	$—	$200,900,000	$197,700,000	$—	$—	$197,700,000

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

The Company recognizes changes in fair value of the convertible notes related to changes in credit risk, if any, in Other Comprehensive Income (Loss) and the remaining changes in fair value in Interest (Income) Expense.

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

During the quarter ended June 30, 2021, the Company became aware of an issue regarding our E-Series vehicles that will require retrofitting of such vehicles. Management is currently working on remediation and does not expect the issue to have a material impact on the Company's financial condition and operations.

14.    SUBSEQUENT EVENTS
The Company has evaluated subsequent events for potential recognition and disclosures through the date the Condensed Consolidated Financial Statements were filed.
Investment in LMC
During the period beginning July 1, 2021 through August 6, 2021, the Company sold approximately 11.9 million shares of LMC Class A Common Stock at an average price of $6.67 per share for expected net proceeds, after transaction expenses and brokers’ commissions, of approximately $78.8 million. As a result of the sales, the Company recorded a loss of approximately $52.1 million.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Recent Events

On July 27, 2021, Workhorse Group Inc. (“Workhorse”, the “Company”, “we”, or “us”) announced the hiring of Richard (“Rick”) Dauch as our Chief Executive Officer, President and member of the Board of Directors, effective August 2, 2021. Mr. Dauch joins us with nearly 30 years of experience in the automotive and manufacturing industries, including most recently as the Chief Executive Officer of the publicly traded automotive supplier firm, Delphi Technologies (NYSE: DLPH). Previously, Mr. Dauch served as the President and CEO of Accuride Corporation from 2011 to 2019 and Acument Global Technologies from 2008 to 2011, in various executive roles at American Axle & Manufacturing from 1995 to 2008 and United Technologies from 1992 to 1995 and as an officer in the United States Army from 1983 to 1990. Mr. Dauch attended the United States Military Academy at West Point, where he graduated with a bachelor’s of science degree in engineering, and the Massachusetts Institute of Technology, where he graduated with a dual master’s of science in engineering and management.

In connection with the hiring of Mr. Dauch, we also announced that the Company is withdrawing its previously stated guidance. One of Mr. Dauch’s initial priorities as Chief Executive Officer will be to work with management to conduct a thorough review of all aspects of our operations and to develop a strategic plan to address and improve our vehicles and operational capabilities. The Company also announced the departure of Duane Hughes, Chief Executive Officer, President and member of our Board of Directors, effective August 2, 2021, and that Stephen Fleming and Tony Furey, Vice President and General Counsel and Vice President, Finance, respectively, notified us of their intention to depart the Company.

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
Our electric delivery trucks are in use by our customers on daily routes across the United States. Our delivery customers include companies such as Alpha Baking, FedEx Express, Fluid Market, Inc., Pride Group Enterprises, Pritchard, Ryder, UPS and W.B. Mason. Data from our in-house developed telematics system demonstrates our first generation vehicles on the road achieve as much as a 500% increase in fuel economy as compared to conventional gasoline-based trucks of the same size and duty cycle.
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
Horsefly™
Our HorseFly Unmanned Aerial System (“UAS”) is a custom-designed, purpose-built, all-electric drone system that is incorporated into our trucks and safely and efficiently delivers packages. HorseFly is designed with a maximum gross weight of 30 lbs., a 10 lb. payload and a maximum air speed of 50 mph. Our first aircraft can deliver a meaningful payload up to 10 miles, automatically lowering packages safely from 50 feet above the delivery point via our proprietary winch system. It is designed and built to be rugged and consisting of redundant systems to further meet the FAA’s required rules and regulations. Workhorse was granted a patent on our UAS, and though initially designed as a complimentary system delivering packages from our electric trucks, the latest iteration of our UAS supports package delivery point-to-point, enabling deliveries to and from almost anywhere, allowing it to serve a broader customer base. As part of the divestiture of SureFly, we formed a 50/50 joint venture to which we contributed our HorseFly technology.
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
As of June 30, 2021, our locations and primary suppliers continue to operate. The number of COVID-19 cases amongst our employees decreased significantly during the three and six months ended June 30, 2021 as compared to the fourth quarter of 2020. During the first half of 2021, there has been a trend in many parts of the world of increasing availability and administration of the vaccine against COVID-19, as well as an easing of restrictions on social, business, travel and government activities and functions. However, infection rates and regulation continue to fluctuate, and there continue to be global impacts resulting from the pandemic, including increases in costs in connection with logistics services and supply chains, port congestion, supplier delays and shortfalls in microchip supply. We continue to work through supplier constraints caused as a result of the COVID-19 outbreak, as well as the microchip shortage. For further discussion of the possible impact of the COVID-19 pandemic on our business, see “Part I – Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2020.
Results of Operations
Our condensed consolidated statements of operations data is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net sales	$1,202,876	$91,942	$1,723,936	$176,242

Cost of sales	14,796,130	1,511,360	21,021,429	3,259,335
Gross loss	(13,593,254)	(1,419,418)	(19,297,493)	(3,083,093)

Operating expenses
Selling, general and administrative	7,005,537	3,949,081	13,891,367	9,514,868
Research and development	2,123,860	1,616,604	5,987,575	3,518,840
Total operating expenses	9,129,397	5,565,685	19,878,942	13,033,708

Other (loss) income	(11,699,666)	—	(148,305,618)	864,900

Loss from operations	(34,422,317)	(6,985,103)	(187,482,053)	(15,251,901)

Interest expense (income), net	10,478,717	124,346,806	(4,441,756)	111,323,317

Loss before benefit for income taxes	(44,901,034)	(131,331,909)	(183,040,297)	(126,575,218)
Benefit for income taxes	(1,281,947)	—	(18,914,439)	—

Net loss	$(43,619,087)	$(131,331,909)	$(164,125,858)	$(126,575,218)

Net Sales
Net sales for the three months ended June 30, 2021 and 2020 were $1.2 million and $0.1 million, respectively. Net sales for the six months ended June 30, 2021 and 2020 were $1.7 million and $0.2 million, respectively. The increase in net sales was primarily due to an increase in volume related to our production of the C-Series electric delivery truck.
Cost of Sales
Cost of sales for the three months ended June 30, 2021 and 2020 were $14.8 million and $1.5 million, respectively. Cost of sales for the six months ended June 30, 2021 and 2020 were $21.0 million and $3.3 million, respectively. The increase in cost of sales was primarily due to an increase in volume related to our production of the C-Series electric delivery truck, higher consulting costs, and higher compensation-related costs. The increase is also attributable to inventory write-downs due to work in process and finished goods on hand that have a cost higher than their net realizable value.
Selling, General and Administrative Expenses
Selling, general and administrative (“SG&A”) expenses during the three months ended June 30, 2021 and 2020 were $7.0 million and $3.9 million, respectively. The increase in SG&A was primarily due to higher legal and consulting costs of approximately $1.5 million, higher compensation-related costs of approximately $0.8 million, and higher marketing costs of approximately $0.5 million.
SG&A expenses during the six months ended June 30, 2021 and 2020 were $13.9 million and $9.5 million, respectively. The increase in SG&A was primarily due to higher legal and consulting costs of approximately $2.3 million, higher compensation-related costs of approximately $1.6 million, and higher marketing costs of approximately $0.9 million, offset by a decrease in selling expenses of $1.0 million related to the Hackney customer acquisition payment made in the prior year.
Research and Development Expenses
Research and development (“R&D”) expenses during the three months ended June 30, 2021 and 2020 were $2.1 million and $1.6 million, respectively. The increase in R&D is primarily due to higher compensation-related costs of approximately $0.5 million.
R&D expenses during the six months ended June 30, 2021 and 2020 were $6.0 million and $3.5 million, respectively. The increase in R&D is primarily due to higher compensation-related costs of approximately $1.1 million, higher consulting costs of approximately $0.6 million, and higher prototype component costs of approximately $0.5 million related to the design of the C-Series electric delivery truck and continued development of the HorseFly delivery drone.
Other (Loss) Income
Other losses during the three months ended June 30, 2021 were $11.7 million, compared to no losses during the three months ended June 30, 2020. Other losses during the six months ended June 30, 2021 were $148.3 million, compared to other income of $0.9 million during the six months ended June 30, 2020. The losses in the current period were related to the decrease in fair value of our investment in Lordstown Motor Corp.

Net Interest (Income) Expense
Net interest (income) expense is comprised of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Change in fair value of convertible notes and loss on conversion to common stock	$8,500,000	$101,343,165	$(7,000,000)	$96,206,717
Gain on forgiveness of PPP Term Note	—	—	(1,411,000)	—
Contractual interest expense	1,977,777	1,031,737	3,977,777	1,954,575
Change in fair value of warrant liability and loss on exercise of warrants	—	21,321,690	—	12,176,690
Amortization of discount and debt issuance costs	—	385,031	—	762,615
Other	940	265,183	(8,533)	222,720
Total interest (income) expense, net	$10,478,717	$124,346,806	$(4,441,756)	$111,323,317

Net interest expense for the three months ended June 30, 2021 and 2020 was $10.5 million and $124.3 million, respectively. The decrease in interest expense was primarily driven by a $92.8 million decrease in expense related to fair value adjustments and losses on conversion of our convertible notes and a $21.3 million decrease in expense related to mark-to-market adjustments for warrants issued to lenders.

Net interest income for the six months ended June 30, 2021 was $4.4 million as compared to $111.3 million of interest expense for the six months ended June 30, 2020. Interest income in the current period is primarily due to $7.0 million of fair value adjustments to our convertible notes and a $1.4 million gain on forgiveness of the PPP Term Note, offset by contractual interest expense of approximately $4.0 million. Interest expense in the prior year period is primarily due to approximately $96.2 million fair value adjustments and losses on conversion of our convertible notes, $12.2 million mark-to-market adjustments for warrants issued to lenders, and $2.0 million contractual interest expense.
Liquidity and Capital Resources
Cash Requirements
From inception, we have financed our operations primarily through sales of equity securities and issuance of debt. We have utilized this capital for R&D, fund designing, building and delivering vehicles to customers and other working capital purposes.
As of June 30, 2021, we had approximately $156.6 million in cash and cash equivalents, as compared to approximately $241.2 million in cash and cash equivalents and restricted cash held in escrow as of December 31, 2020, resulting in a decrease of $(84.6) million. The decrease is primarily attributable to cash used in operations related to our initial production of the C-Series electric delivery truck, including inventory build, employee-related costs and contract labor.
We believe our existing capital resources will be sufficient to support our projected funding requirements for several years, after which time additional funding will be required. However, if the opportunity arises, we may elect to raise additional financing in 2021.
With the exception of contingent and royalty payments that we may receive under our existing collaborations, we do not currently have any committed future funding. To the extent we raise additional capital by issuing equity securities, our existing stockholders could experience dilution. Any debt financing we can obtain may include operating covenants that restrict our business.
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

For the three and six months ended June 30, 2021, we maintained an investment in a bank money market fund. Cash in excess of immediate requirements is invested with regard to liquidity and capital preservation. Wherever possible, we seek to minimize the potential effects of concentration and degrees of risk. We will continue to monitor the impact of the changes in the conditions of the credit and financial markets to our investment portfolio and assess if future changes in our investment strategy are necessary.
Summary of Cash Flows

	Six Months Ended June 30,
	2021	2020
Net cash used in operating activities	$(81,267,644)	$(17,754,179)
Net cash used in investing activities	$(3,281,213)	$(974,115)
Net cash (used in) provided by financing activities	$(69,416)	$20,057,709

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
During the six months ended June 30, 2021 and 2020, net cash used in operating activities was $81.3 million and $17.8 million, respectively. The increase in net cash used in operations was primarily attributable to spend related to our initial production of the C-Series electric delivery truck, including inventory build, employee-related costs and contract labor.

Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
For a discussion of our quantitative and qualitative disclosures about market risk, see “Quantitative and Qualitative Disclosures About Market Risks” included in our Annual Report on Form 10-K for the year ended December 31, 2020, under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Except as set forth below, there have been no material changes to the information provided in our Annual Report on Form 10-K for the year ended December 31, 2020.
As of June 30, 2021, the Company owned approximately 16.5 million shares of Lordstown Motors Corp. (“LMC”) Class A Common Stock (“Investment in LMC”). Our Investment in LMC represents a significant asset in a single public stock, the value of which depends on its market price. The market price of this asset does not have a very long history, is potentially volatile and has recently experienced a significant decline. Because we are required to mark our Investment in LMC to market, our balance sheet and, therefore, our income statement, will reflect losses or gains as the stock changes in value from quarter to quarter, and, at any time the liquidity available from a sale of this asset may be less than the balance sheet reflects, both due to declines after the balance sheet date and limits on the shares’ public liquidity.

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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS

We are involved from time to time in legal proceedings incidental to the conduct of our business. In addition to the material legal proceedings disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020 and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, the material legal proceedings which arose, or in which there were material developments, during the three months ended June 30, 2021 are discussed below.

As previously disclosed in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, on March 8, 2021, Sam Farrar, individually and on behalf of other similarly situated purchasers of the Company’s securities, filed a putative class action complaint against the Company, Duane Hughes and Steve Schrader in the United States District Court for the Central District of California (Case 2:21-cv-02072) claiming violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. On March 11, 2021, John Kinney, individually and on behalf of other similarly situated purchasers of the Company’s securities, filed a substantively identical putative class action complaint against the Company, Duane Hughes and Steve Schrader in the United States District Court for the Central District of California (Case 2:21-cv-02207) also claiming violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. On May 18, 2021, the Court consolidated the two cases and appointed Timothy M. Weis as lead plaintiff pursuant to the Private Securities Litigation Reform Act of 1995. On July 16, 2021, lead plaintiff filed an Amended Complaint. The Amended Complaint is now brought against the Company, Duane Hughes, Steve Schrader, Robert Willison and Gregory Ackerson, on behalf of purchasers of the Company’s securities from March 10, 2020 through May 10, 2021. It alleges that the defendants violated the federal securities laws by intentionally or recklessly making material misrepresentations and/or omissions regarding the Company’s participation in the bidding process to manufacture the new fleet of United States Postal Service (“USPS”) next generation delivery vehicles, the prospect of the USPS awarding the contract to Workhorse given alleged deficiencies in Workhorse’s proposal, the Company’s manufacturing abilities generally and the Company’s nonbinding “backlog” in its vehicles. Lead plaintiff seeks certification of a class and monetary damages in an indeterminate amount. The Company believes the Amended Complaint is without merit and intends to vigorously pursue all legal avenues to fully defend itself. The Company’s response to the Amended Complaint is due on or before September 3, 2021.

As previously disclosed in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, on April 16, 2021, Romario St. Clair, derivatively on behalf of the Company, filed a stockholder derivative complaint in the Eighth Judicial District Court of the State of Nevada in and for Clark County (Case No. A-21-833050-B) for breach of fiduciary duty and unjust enrichment against Duane Hughes, Steve Schrader, Stephen Fleming, Robert Willison, Anthony Furey, H. Benjamin Samuels, Raymond J. Chess, Harry DeMott, Gerald B. Budde, Pamela S. Mader, Michael L. Clark and Jacqueline A. Dedo. In this action, the plaintiff alleges that the defendants breached their fiduciary duties by allowing or causing the Company to violate the federal securities laws as alleged in the Amended Complaint discussed above and by selling Company stock and receiving other compensation while allegedly in possession of material non-public information about the prospect of the USPS awarding the contract to an electric vehicle manufacturer given that electrifying the USPS’s entire fleet allegedly would be impractical and expensive. The plaintiff seeks damages and disgorgement in an indeterminate amount. Several nearly identical derivative complaints have been filed: (1) on May 19, 2021, Caruso v. Hughes et al. (Case No. 2:21-cv-04202) was filed in the Central District of California; (2) on May 24, 2021, Kistenmacher v. Hughes et al. (Case No. 2:21-cv-04294) was filed in the Central District of California; (3) on May 27, 2021, Brown v. Hughes et al. (Case No. 2:21-cv-04412) was filed in the Central District of California; and (4) on June 24, 2021 Everson v. Hughes et al. (Case No. A-21-836888-B) was filed in the Eighth Judicial District Court of the State of Nevada in and for Clark County. On June 21, 2021, the Court ordered that the three cases filed in the Central District of California be consolidated and the parties file a proposed scheduling order within sixty days. Although these claims purport to seek recovery on behalf of the Company, the Company will incur certain expenses due to indemnification and advancement obligations with respect to the defendants. The Company understands that defendants believe this action is without merit and intends to support them as they pursue all legal avenues to defend themselves fully.

On June 16, 2021, the Company filed a bid protest against the United States in the United States Court of Federal Claims (Case No. 21-cv-1484C) in connection with the USPS award of the contract for its Next Generation Delivery Vehicle to Oshkosh Defense, LLC (“Oshkosh”) claiming that the USPS failed to conduct meaningful discussions with the Company pertaining to its alleged proposal deficiencies, the USPS unequally, arbitrarily and prejudicially evaluated the proposals and the USPS’s arbitrary, capricious, and unreasonable evaluation of the Company’s proposal breached an implied-in-fact contract with the Company to consider its proposal fairly. The Company requested an entry of judgment in favor of the Company, an entry of a declaratory judgment that the award to Oshkosh was unlawful and improper and an injunction directing the award be terminated, and directing the USPS to reevaluate the proposals and to conduct a new best value determination. On July 6, 2021, the United States and Oshkosh, as Defendant-Intervenor, filed a Motion to Dismiss requesting that the Company’s complaint be dismissed with prejudice due to the Company’s alleged failure to exhaust USPS’s mandatory administrative dispute resolution process. On July 20, 2021, the Company filed an Opposition to the Motion to Dismiss claiming that the USPS process is outside of the congressional authorization and the pursuit of the USPS’ dispute resolution process would have been futile.

ITEM 1A. RISK FACTORS

For a detailed discussion of risk factors affecting us, see “Part I – Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2020. There have been no material changes in the current period regarding our risk factors.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

On August 4, 2021, Stephen Fleming, Vice President and General Counsel, and Anthony Furey, Vice President, Finance, each notified the Company of their intention to depart the Company. Also, as previously disclosed on the Company’s Current Report on Form 8-K filed July 29, 2021 (the “Form 8-K”), the Company and Duane Hughes mutually agreed that Mr. Hughes would no longer continue as the Chief Executive Officer, President and a member of the Board of Directors of the Company. The Company and Mr. Hughes have now agreed to the terms of his departure. Mr. Hughes will remain with the Company in a transitional role through September 30, 2021, at a rate of $15,000 per month, in addition such other terms disclosed on the Form 8-K.

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
*Filed herewith.
(1)Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on April 21, 2021.
(2)Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on April 26, 2021.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WORKHORSE GROUP INC.

Dated: August 9, 2021	By:	/s/ Richard Dauch
Name: Richard Dauch Title: Chief Executive Officer (Principal Executive Officer)

Dated: August 9, 2021	By:	/s/ Steve Schrader
Name: Steve Schrader Title: Chief Financial Officer (Principal Financial Officer)

Dated: August 9, 2021	By:	/s/ Gregory T. Ackerson
Name: Gregory T. Ackerson Title: Corporate Controller (Principal Accounting Officer)