Form 10-Q
period 2021-09-30
Workhorse Group Inc.
filed 2021-11-09
CIK 1425287

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
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

The number of shares of the Registrant's Common Stock, $0.001 par value per share, outstanding as of October 29, 2021, was 140,185,565.

i

Forward-Looking Statements
The discussions in this Quarterly Report on Form 10-Q (this “Report”) contain forward-looking statements reflecting our current expectations that involve risks and uncertainties. These statements are made under the “safe harbor” provisions of the U.S. Private Securities Litigation Reform Act of 1995. When used in this Report, the words “anticipate”, “expect”, “plan”, “believe”, “seek”, “estimate” and similar expressions are intended to identify forward-looking statements. These are statements that relate to future periods and include, but are not limited to, statements about the features, benefits and performance of our products, our ability to introduce new product offerings and increase revenue from existing products, expected expenses including those related to selling and marketing, product development and general and administrative, our beliefs regarding the health and growth of the market for our products, anticipated increase in our customer base, expansion of our products functionalities, expected revenue levels and sources of revenue, expected impact, if any, of legal proceedings, the adequacy of liquidity and capital resource, and expected growth in business. Forward-looking statements are statements that are not historical facts. Such forward-looking statements are subject to risks and uncertainties, which could cause actual results to differ materially from the forward-looking statements contained in this Report. Factors that could cause actual results to differ materially include, but are not limited to: our ability to successfully complete the additional testing and implement required modifications to vehicles to achieve compliance with Federal Motor Vehicle Safety Standards with respect to the C-1000s; the results of our ongoing review of the Company’s business and go-forward operating and commercial plans; our ability to capitalize on opportunities to deliver products to meet customer requirements; our limited operations and need to expand to fulfill product orders; risks associated with obtaining orders and executing upon such orders; the ability to protect our intellectual property; negative impacts stemming from the continuing COVID-19 pandemic; market acceptance for our products; our ability to attract and retain customers for existing and new products; our ability to control our expenses; potential competition, including without limitation shifts in technology; global and local business conditions; the prices being charged by our competitors; our inability to retain key members of our management team; our inability to raise additional capital to fund our operations and business plan; our inability to satisfy covenants in our financing agreements; our inability to maintain our listing of our securities on the Nasdaq Capital Market; our inability to satisfy our customer warranty claims; the outcome of any regulatory proceedings; our liquidity and other risks and uncertainties and other factors discussed from time to time in our filings with the Securities and Exchange Commission (“SEC”), including our annual report on Form 10-K filed with the SEC. Forward-looking statements speak only as of the date hereof. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based, except as required by law.
All references in this Report that refer to the “Company”, “Workhorse Group”, “Workhorse”, “we,” “us” or “our” are to Workhorse Group Inc.
ii

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Workhorse Group Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

	September 30, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$230,421,424	$46,817,825
Restricted cash held in escrow	—	194,411,242
Accounts and lease receivable, less allowance for credit losses of zero at September 30, 2021 and December 31, 2020, respectively	96,449	1,132,164
Inventory, net	61,504,713	15,467,012
Prepaid expenses	34,615,183	32,759,216
Other current assets	365,000	—
Total current assets	327,002,769	290,587,459
Property, plant and equipment, net	13,859,625	11,398,166
Investment in LMC	—	330,556,744
Total Assets	$340,862,394	$632,542,369
Liabilities
Current liabilities:
Accounts payable	$6,020,838	$4,790,763
Accrued liabilities and other	8,508,956	5,995,302
Warranty liability	4,891,998	5,400,000
Current portion of convertible notes, at fair value	155,508,750	—
PPP Term Note	—	1,411,000
Total current liabilities	174,930,542	17,597,065
Other long-term liabilities	207,040	207,040
Deferred tax liability	—	21,833,930
Convertible notes, at fair value	24,791,250	197,700,000
Total Liabilities	199,928,832	237,338,035
Commitments and contingencies
Stockholders’ Equity:
Series A preferred stock, par value $0.001 per share, 75,000,000 shares authorized, zero shares issued and outstanding as of September 30, 2021 and December 31, 2020	—	—
Common stock, par value $0.001 per share, 250,000,000 shares authorized, 123,622,875 shares issued and outstanding as of September 30, 2021 and 121,922,532 shares issued and outstanding as of December 31, 2020	123,623	121,923
Additional paid-in capital	505,281,242	504,112,442
Accumulated deficit	(354,271,303)	(109,030,031)
Accumulated other comprehensive loss	(10,200,000)	—
Total stockholders’ equity	140,933,562	395,204,334
Total Liabilities and Stockholders’ Equity	$340,862,394	$632,542,369
See accompanying notes to the condensed consolidated financial statements.

Workhorse Group Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Sales, net of returns and allowances	$(576,602)	$564,707	$1,147,334	$740,949
Cost of sales	11,549,187	2,815,242	32,570,616	6,074,577
Gross loss	(12,125,789)	(2,250,535)	(31,423,282)	(5,333,628)
Operating expenses
Selling, general and administrative	10,579,586	5,950,058	24,470,953	15,464,926
Research and development	2,801,394	1,614,485	8,788,969	5,133,325
Total operating expenses	13,380,980	7,564,543	33,259,922	20,598,251
Loss from operations	(25,506,769)	(9,815,078)	(64,683,204)	(25,931,879)
Interest (income) expense, net	(18,599,130)	74,315,644	(23,040,886)	185,638,961
Other loss (income)	77,127,266	—	225,432,884	(864,900)
Loss before benefit for income taxes	(84,034,905)	(84,130,722)	(267,075,202)	(210,705,940)
Benefit for income taxes	(2,919,491)	—	(21,833,930)	—
Net loss	$(81,115,414)	$(84,130,722)	$(245,241,272)	$(210,705,940)

Net loss per share of common stock
Basic	$(0.66)	$(0.78)	$(1.99)	$(2.52)
Diluted	$(0.77)	$(0.78)	$(2.07)	$(2.52)

Weighted average shares used in computing net loss per share of common stock
Basic	123,584,023	107,406,000	123,186,350	83,611,526
Diluted	129,251,351	107,406,000	128,853,678	83,611,526
See accompanying notes to the condensed consolidated financial statements.

Workhorse Group Inc.
Condensed Consolidated Statements of Comprehensive Loss
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net loss	$(81,115,414)	$(84,130,722)	$(245,241,272)	$(210,705,940)
Other comprehensive (loss) income
Change in fair value of convertible notes attributable to credit spread	—	—	(10,200,000)	1,100,000
Comprehensive loss	$(81,115,414)	$(84,130,722)	$(255,441,272)	$(209,605,940)
See accompanying notes to the condensed consolidated financial statements.

Workhorse Group Inc.
Condensed Consolidated Statements of Stockholders’ Equity (Deficit)
(Unaudited)

	Common Stock		Series A Preferred Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Deficit
	Number of Shares	Amount	Number of Shares	Amount
Balance as of June 30, 2020	89,330,123	$89,330	—	$—	$233,715,623	$(305,381,748)	$1,100,000	$(70,476,795)
Stock options and warrants exercised, and vesting of restricted shares	19,247,746	19,248	—	—	30,634,257	—	—	30,653,505
Common stock issued for preferred stock dividends	303,617	304	—	—	491,556	—	—	491,860
Conversion of convertible notes	6,065,576	6,066	—	—	110,236,598	—	—	110,242,664
Common stock issued for interest on convertible notes	16,083	16	—	—	294,782	—	—	294,798
Stock-based compensation	—	—	—	—	738,516	—	—	738,516
Net loss for the three months ended September 30, 2020	—	—	—	—	—	(84,130,722)	—	(84,130,722)
Other comprehensive income	—	—	—	—	—	—	—	—
Balance as of September 30, 2020	114,963,145	$114,964	—	$—	$376,111,332	$(389,512,470)	$1,100,000	$(12,186,174)

	Common Stock		Series A Preferred Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Deficit
	Number of Shares	Amount	Number of Shares	Amount
Balance as of December 31, 2019	67,105,000	$67,105	—	$—	$143,826,315	$(178,806,530)	$—	$(34,913,110)
Stock options and warrants exercised, and vesting of restricted shares	32,158,980	32,159	—	—	77,779,745	—	—	77,811,904
Common stock issued for preferred stock dividends	920,901	922	—	—	1,490,938	—	—	1,491,860
Conversion of convertible notes	14,449,846	14,450	—	—	148,963,233	—	—	148,977,683
Common stock issued for interest on convertible notes	328,418	328	—	—	1,283,367	—	—	1,283,695
Stock-based compensation	—	—	—	—	2,767,734	—	—	2,767,734
Net loss for the nine months ended September 30, 2020	—	—	—	—	—	(210,705,940)	—	(210,705,940)
Other comprehensive income	—	—	—	—	—	—	1,100,000	1,100,000
Balance as of September 30, 2020	114,963,145	$114,964	—	$—	$376,111,332	$(389,512,470)	$1,100,000	$(12,186,174)
See accompanying notes to the condensed consolidated financial statements.

Workhorse Group Inc.
Condensed Consolidated Statements of Stockholders’ Equity (Deficit)
(Unaudited)

	Common Stock		Series A Preferred Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Number of Shares	Amount	Number of Shares	Amount
Balance as of June 30, 2021	123,414,045	$123,414	—	$—	$506,073,876	$(273,155,889)	$(10,200,000)	$222,841,401
Stock options and warrants exercised, and vesting of restricted shares	208,830	209	—	—	(2,013,839)	—	—	(2,013,630)
Stock-based compensation	—	—	—	—	1,221,205	—	—	1,221,205
Net loss for the three months ended September 30, 2021	—	—	—	—	—	(81,115,414)	—	(81,115,414)
Other comprehensive loss	—	—	—	—	—	—	—	—
Balance as of September 30, 2021	123,622,875	$123,623	—	$—	$505,281,242	$(354,271,303)	$(10,200,000)	$140,933,562

	Common Stock		Series A Preferred Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Number of Shares	Amount	Number of Shares	Amount
Balance as of December 31, 2020	121,922,532	$121,923	—	$—	$504,112,442	$(109,030,031)	$—	$395,204,334
Stock options and warrants exercised, and vesting of restricted shares	1,700,343	1,700	—	—	(2,084,746)	—	—	(2,083,046)
Stock-based compensation	—	—	—	—	3,253,546	—	—	3,253,546
Net loss for the nine months ended September 30, 2021	—	—	—	—	—	(245,241,272)	—	(245,241,272)
Other comprehensive loss	—	—	—	—	—	—	(10,200,000)	(10,200,000)
Balance as of September 30, 2021	123,622,875	$123,623	—	$—	$505,281,242	$(354,271,303)	$(10,200,000)	$140,933,562
See accompanying notes to the condensed consolidated financial statements.

Workhorse Group Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(245,241,272)	$(210,705,940)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,342,348	574,287
Tooling expense	—	350,500
Amortization of discount on mandatorily redeemable Series B preferred stock	—	5,857,092
Change in fair value of convertible notes and loss on conversion to common stock	(27,600,000)	163,949,684
Change in fair value of warrant liability	—	12,176,690
Change in fair value and loss on sale of Investment in LMC	225,429,997	(864,900)
Dividends for mandatorily redeemable Series B preferred stock paid in common stock	—	1,491,860
Interest on convertible notes paid in common stock	—	1,283,695
Stock-based compensation	3,253,546	2,767,734
Write down of inventory	(10,919,259)	—
Forgiveness of PPP Term Note	(1,411,000)	—
Deferred taxes	(21,833,930)	—
Effects of changes in operating assets and liabilities:
Accounts and lease receivable	1,035,715	(525,392)
Inventory	(35,118,442)	(4,167,564)
Prepaid expenses and other current assets	(2,220,967)	(8,147,180)
Accounts payable and accrued liabilities	3,743,729	753,364
Warranty liability	(508,002)	(2,435,922)
Net cash used in operating activities	(110,047,537)	(37,641,992)
Cash flows from investing activities:
Capital expenditures	(3,803,807)	(1,639,897)
Net cash used in investing activities	(3,803,807)	(1,639,897)
Cash flows from financing activities:
Proceeds from Convertible Note II	—	68,925,000
Proceeds from PPP Term Note	—	1,411,000
Proceeds from sale of Investment in LMC	105,789,310	—
Commissions and fees on sale of Investment in LMC	(662,563)	—
Redemption of Series B preferred stock	—	(25,000,000)
Exercise of warrants and options and restricted share award activity	(2,083,046)	49,300,214
Net cash provided by financing activities	103,043,701	94,636,214
Change in cash and cash equivalents	(10,807,643)	55,354,325
Cash, cash equivalents and restricted cash, beginning of the period	241,229,067	24,868,416
Cash and cash equivalents, end of the period	$230,421,424	$80,222,741

During the nine months ended September 30, 2021, the change in fair value of the convertible notes included a $10.2 million adjustment attributable to changes in credit spread. Accordingly, the Company recorded Other Comprehensive Loss of $10.2 million, with the offset as an increase to the fair value of the convertible notes.

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
Impact of COVID-19 Pandemic
During 2021, there has been a trend in many parts of the world of increasing availability and administration of the vaccine against COVID-19, as well as an easing of restrictions on social, business, travel and government activities and functions. However, infection rates and regulations continue to fluctuate and there are ongoing global impacts resulting from the pandemic, including challenges and increases in costs for logistics and supply chains, such as increased port congestion, intermittent supplier delays and a shortfall in microchip supply. We have also previously been affected by temporary manufacturing closures. As of September 30, 2021, our locations and primary suppliers continue to operate and we continue to work through supplier constraints caused by the COVID-19 outbreak, as well as the supply chain difficulties. For further discussion of the possible impact of the COVID-19 pandemic on our business, see “Part I – Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2020.

2.    INVENTORY, NET

Inventory, net consists of the following:

	September 30, 2021	December 31, 2020
Raw materials	$54,527,723	$16,759,232
Work in process	19,888,063	422,176
Finished goods	—	277,419
	74,415,786	17,458,827
Less: inventory reserves	(12,911,073)	(1,991,815)
Inventory, net	$61,504,713	$15,467,012

Inventory Valuation

Inventories are stated at the lower of cost or net realizable value. We write-down inventory for any excess or obsolete inventories or when we believe that the net realizable value of inventories is less than the carrying value. We review our inventory to determine whether its carrying value exceeds the net amount realizable upon the ultimate sale of the inventory. This requires us to determine the estimated selling price of our inventory based on market conditions. Once inventory is written-down, a new, lower cost basis for that inventory is established and subsequent changes in facts and circumstances do not result in the restoration or increase in that newly established cost basis.

Should our estimates of future inventory usage or selling prices change, additional and potentially material increases to this reserve may be required. A small change in our estimates may result in a material charge to our reported financial results.

During the three months ended September 30, 2021 and 2020, we recorded write-downs of approximately $3.4 million and $0.3 million, respectively, in Cost of Sales in the Condensed Consolidated Statements of Operations. During the nine months ended September 30, 2021 and 2020, we recorded write-downs of $10.9 million and $0.5 million, respectively, in Cost of Sales in the Condensed Consolidated Statements of Operations.

3.    INVESTMENT IN LORDSTOWN MOTORS CORP. (“LMC”)

During the third quarter of 2021, the Company sold its Investment in LMC at an average price of $6.42 per share. Proceeds from the sale, net of transaction expenses and broker commissions, were approximately $105.1 million. During the three months ended September 30, 2021, the Company recognized a loss of approximately $76.5 million in connection with the sale, which is recorded in Other Loss on the Condensed Consolidated Statements of Operations.

See Note 13, Fair Value Measurements, for additional information regarding the fair value measurement of the Investment in LMC.

4.    REVENUE
Revenue Recognition
The Company recognizes revenue for the amount collected from the customer, which may include shipping and handling charges, net of estimates for customer returns and allowances. The Company reserves for estimated returns based on known pending returns and historical trends in product returns and reduces sales accordingly. The Company records, on a gross basis, a refund liability and an asset for recovery, which are included in other current liabilities and other current assets, respectively, in the Condensed Consolidated Balance Sheets. The total refund liability and asset for recovery associated with automotive sales was $1.1 million and $0.4 million, respectively as of September 30, 2021. The Company did not record a refund liability or asset for recovery as of December 31, 2020.
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

Revenue related to repair and maintenance services are recognized over time as such services are provided. Payments for products, services, and merchandise are typically received at the point when control transfers to the customer or in accordance with payment terms customary to the business.
Accounts Receivable
Credit is extended based upon an evaluation of the customer’s financial condition. Accounts receivable are stated at their estimated net realizable value. The allowance for credit losses is based on an analysis of customer accounts, which considers history of past write-offs, collections, and current and future credit conditions.
Disaggregation of Revenue
Our revenues related to the following types of business were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Automotive	$(535,000)	$560,327	$1,080,000	$645,327
Aviation	—	—	22,400	60,783
Other	(41,602)	4,380	44,934	34,839
Total sales, net of returns and allowances	$(576,602)	$564,707	$1,147,334	$740,949

Automotive - consists of sales of any of our electric delivery truck platforms, net of returns and allowances.

Aviation - consists of sales of our drone systems.

Other - consists of shipping and handling charges, extended vehicle warranties, and non-warranty after-sales vehicle services.

5.    CONVERTIBLE NOTES AND PPP TERM NOTE

4.0% Senior Secured Convertible Notes Due 2024 (“2024 Notes”)
The fair value of the 2024 Notes as of September 30, 2021 and December 31, 2020 was $180,300,000 and $197,700,000, respectively. The change in fair value of the 2024 Notes was primarily driven by changes in our stock price and synthetic credit rating during the three and nine months ended September 30, 2021. The Company recognizes changes in fair value attributable to changes in stock price in Interest (Income) Expense and changes in fair value attributable to credit spread in Other Comprehensive Loss.
The contractual principal balance of the 2024 Notes was $200.0 million as of September 30, 2021 and December 31, 2020. Interest is payable quarterly beginning January 15, 2021 at a rate of 4.0% per annum. Interest expense for the three and nine months ended September 30, 2021 related to the 2024 Notes was $2.0 million and $6.0 million, respectively.
The 2024 Notes are due October 14, 2024 and are convertible at a rate of $35.29 per share, subject to change for anti-dilution adjustments and adjustments for certain corporate events. No portion of the principal balance was converted during the three and nine months ended September 30, 2021.
The 2024 Notes include certain covenants, including limitations on liens, additional indebtedness, investments, dividends and other restricted payments, and customary events of default. The Company is also required to have a minimum sales backlog of at least $25.0 million as of the period ending March 31, 2022, $50.0 million as of the period ending June 30, 2022, $75.0 million as of the period ending September 30, 2022 and $100.0 million as of the period ending December 31, 2022. As of September 30, 2021, the Company is not aware of any default or breach of any covenant under the 2024 Notes.
See Note 13, Fair Value Measurements, for additional information regarding the fair value measurement of the 2024 Notes and Note 15 for subsequent event disclosures related to the 2024 Notes.

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
On January 15, 2021, the outstanding principal and interest accrued on the PPP Term Note were fully forgiven. The Company recognized approximately $1.4 million in gain on the forgiveness of the PPP Term Note, which was recorded in Interest Income for the nine months ended September 30, 2021.

6.    ACCRUED LIABILITIES AND WARRANTIES

As of September 30, 2021 and December 31, 2020, accrued liabilities and other current liabilities consisted of the following:

	September 30, 2021	December 31, 2020
Payroll and related costs	$4,066,076	$2,537,353
Accrued interest	1,666,667	1,711,111
Customer allowance accrual	1,412,500	1,412,500
Sales return reserve	1,096,713	—
Other	267,000	334,338
Total accrued liabilities and other	$8,508,956	$5,995,302

Accrued warranty activity consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Accrued warranty, beginning of period	$4,866,213	$4,079,769	$5,400,000	$6,001,864
Warranty costs incurred	(717,008)	(513,827)	(1,450,795)	(2,435,922)
Net changes in liability for pre-existing warranties	337,793	—	337,793	—
Provision for warranty	405,000	—	605,000	—
Accrued warranty, end of period	$4,891,998	$3,565,942	$4,891,998	$3,565,942

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
On September 28, 2020, the Company redeemed its Series B Preferred Stock in full for cash. Dividends on all shares of Series B Preferred Stock were paid in full as of the redemption date and have ceased to accumulate. The Company recognized a loss on redemption of approximately $4.7 million related to the remaining unamortized discount, which is recorded within Interest Expense in the Condensed Consolidated Statements of Operations.
The Preferred Stock ranked senior to the Company’s common stock with respect to dividend rights and rights upon liquidation, winding-up or dissolution. The Preferred Stock was entitled to annual dividends at a rate equal to 8.0% per annum on the Stated Value. The Warrants had an exercise price of $1.62 per share and expired seven years from the date of issuance. Accrued dividends were payable quarterly in shares of common stock of the Company based on a fixed share price of $1.62. During the three and nine months ended September 30, 2020, the Company issued approximately 0.3 million and 0.9 million shares of common stock to the holders of the Preferred Stock, respectively.
As the Preferred Stock was mandatorily redeemable, it was classified as a liability on the Condensed Consolidated Balance Sheets. All dividends payable on the Preferred Stock were classified as Interest Expense.
The Preferred Stock and Warrants were considered freestanding financial instruments and were accounted for separately. The Warrants were considered equity instruments and not marked-to-market at each reporting period. On the date of issuance, the value of the Warrants was $6.7 million, which was determined using the Black-Scholes valuation model. The fair value of the Warrants was recorded as an increase to Additional Paid-In Capital and a discount of the Preferred Stock. The discount was amortized to Interest Expense using the effective interest method. Amortization of the discount for the three and nine months ended September 30, 2020 was approximately $0.4 million and $1.1 million, respectively.

8.    STOCK-BASED COMPENSATION
The Company maintains, as approved by the board of directors, the 2019 Stock Incentive Plan (the “Plan”) providing for the issuance of stock-based awards to employees, officers, directors or consultants of the Company. Non-qualified stock options may only be granted with an exercise price equal to the market value of the Company’s common stock on the grant date. Awards under the Plan may be either vested or unvested options, or unvested restricted stock. The Plan has authorized 8.0 million shares for issuance of stock-based awards. As of September 30, 2021 and 2020, there were approximately 5.3 million and 6.6 million shares available for issuance of future stock awards, respectively, which includes shares available under the 2019 and 2017 incentive plans.
Stock-based compensation expense
The following table summarizes stock-based compensation expense:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Stock options	$181,558	$302,806	$273,180	$730,564
Restricted stock	1,039,647	435,710	2,980,366	2,037,170
Total stock-based compensation	$1,221,205	$738,516	$3,253,546	$2,767,734

Stock options
The following table summarizes option activity:

	Number of Options	Weighted Average Exercise Price per Option	Weighted Average Grant Date Fair Value per Option	Weighted Average Remaining Contractual Life (Years)
Balance, December 31, 2020	2,351,240	$2.00		5.5
Granted	523,713	11.32	5.73
Exercised	(884,954)	3.20
Forfeited	(170,000)	0.94
Expired	(56,000)	6.13
Balance, September 30, 2021	1,763,999	$4.14		5.3

Number of options exercisable at September 30, 2021	1,178,411	$1.07		0.5

As of September 30, 2021, unrecognized compensation expense was $2.9 million for unvested options which is expected to be recognized over the next 2.8 years.

Restricted stock
The following table summarizes restricted stock activity:

	Number of Unvested Shares	Weighted Average Grant Date Fair Value per Share
Balance, December 31, 2020	1,377,889	$2.70
Granted	1,099,164	11.71
Vested	(810,586)	3.76
Forfeited	(482,212)	5.05
Balance, September 30, 2021	1,184,255	$8.90

As of September 30, 2021, unrecognized compensation expense was $10.4 million for unvested restricted stock awards which is expected to be recognized over the next 2.7 years.

9.    INCOME TAXES
As of September 30, 2021 and December 31, 2020, the Company's deferred tax liability was zero and $21.8 million, respectively. The Company has not generated taxable income since inception. The Company sold its Investment in LMC during the third quarter 2021, which resulted in a tax benefit of approximately $2.9 million and $21.8 million, for the three and nine months ending September 30, 2021, respectively. The cumulative deferred tax assets are fully reserved as of September 30, 2021, as there is not sufficient evidence to conclude that it is more likely than not the deferred tax assets are realizable. No current liability for federal or state income taxes has been included in these Condensed Consolidated Financial Statements.

10.    EARNINGS PER SHARE
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
The following table presents the reconciliation of net loss used in computing diluted net loss per share of common stock:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net loss	$(81,115,414)	$(84,130,722)	$(245,241,272)	$(210,705,940)
Interest on convertible notes	2,000,000	—	5,977,777	—
Change in fair value of convertible notes	(20,600,000)	—	(27,600,000)	—
Adjusted net loss	$(99,715,414)	$(84,130,722)	$(266,863,495)	$(210,705,940)

The following table presents the potentially dilutive shares that were excluded from the computation of diluted net loss per share of common stock, because their effect was anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Stock-based awards and warrants	3,987,285	5,948,219	3,987,285	5,948,219
Convertible notes	—	975,881	—	4,759,747

Excluded from the table above are the warrant shares related to the High Trail Convertible Note, which represented approximately 6.1 million and 13.3 million warrants calculated using the if-converted method for the three and nine months ended September 30, 2020. The warrants were issuable at the option of the Company following the full or partial redemption of the High Trail Convertible Note. No warrants were issued in connection with the High Trail Convertible Note and it was fully converted during the year ended December 31, 2020.

See Note 15, Subsequent Events, for additional information regarding shares issued subsequent to the date of the Condensed Consolidated Financial Statements that would have changed the number of common shares outstanding at the end of the period if the transaction(s) had occurred before the end of the period.

11.    RECENT ACCOUNTING DEVELOPMENTS

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

12.    OTHER TRANSACTION

On October 31, 2019, the Company and ST Engineering Hackney, Inc. (“Hackney”) entered into an Asset Purchase Agreement to purchase certain assets and assume certain liabilities of Hackney. Upon execution of the agreement, the Company deposited $1.0 million in cash and shares of its common stock having a value of $6.6 million into an escrow account. The number of shares held in escrow was subject to adjustment if the value of the shares was less than $5.3 million or greater than $7.9 million on certain dates.

The purchase price for the acquired assets was $7.0 million, $1.0 million of which was released from the escrow account in January 2020 upon satisfaction of certain conditions and accounted for as customer acquisition costs. The remaining $6.0 million was payable in cash within 45 days if additional conditions were met or in shares of common stock held in escrow in the event the payment was not made within 105 days of when the payment was due. The additional conditions were not met and, as a result, the remaining $6.0 million is not due to Hackney.

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

A financial asset or liability’s classification within the hierarchy is determined based on the lowest level of input that is significant to the fair value measurement. Assets and liabilities measured at fair value and fair value measurement level were as follows:

	September 30, 2021				December 31, 2020
	Fair Value	Level 1	Level 2	Level 3	Fair Value	Level 1	Level 2	Level 3
Assets
Investment in LMC	$—	$—	$—	$—	$330,556,744	$330,556,744	$—	$—
Total assets at fair value	$—	$—	$—	$—	$330,556,744	$330,556,744	$—	$—

Liabilities
Convertible notes	$180,300,000	$—	$—	$180,300,000	$197,700,000	$—	$—	$197,700,000
Total liabilities at fair value	$180,300,000	$—	$—	$180,300,000	$197,700,000	$—	$—	$197,700,000

Investment in LMC

The Company's Investment in LMC was measured at fair value using Level 1 inputs because it was valued using a quoted price in an active market. The Company recognized changes in fair value of the investment in Other Income (Loss) on the Condensed Consolidated Statements of Operations.

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

The Company recognizes changes in fair value of the convertible notes related to changes in credit spread, if any, in Other Comprehensive Income (Loss) and the remaining changes in fair value in Interest (Income) Expense.

14.    COMMITMENTS AND CONTINGENCIES

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
Federal Motor Vehicle Safety Standards (“FMVSS”) Certification and Other Regulatory Matters

On September 22, 2021, we announced the Company decided to suspend deliveries of C-1000 vehicles and recall the 41 vehicles we have already delivered to customers. The new leadership team determined additional testing and modifications to existing vehicles are required to bring the C-1000 vehicles into full compliance with Federal Motor Vehicle Safety Standards (“FMVSS”). The Company further announced we filed a report with the National Highway Traffic Safety Administration (“NHTSA”) regarding the need for additional testing and vehicle modifications to bring our C-1000 vehicles into full compliance with FMVSS. We indicated our previous statements related to the C-1000’s compliance with NHTSA standards cannot be relied upon and so notified the Securities and Exchange Commission. We also disclosed we identified a number of enhancements to our production process and the design of the C-1000 vehicles to address customer feedback, primarily related to payload capacity.
In connection with the Company's recall of 41 previously delivered C-1000 vehicles, the Company estimates that 27 of the vehicles will be repaired or retrofitted at the Company's cost and delivered back to the customer. The remaining 14 vehicles are expected to be returned to the Company and the Company will process a full refund to the customer.

Due to the uncertainties and many variables involved in NHTSA matters, we cannot estimate the ultimate resolution of this matter and whether it will have a material adverse effect on the Company's financial position, results of operations, cash flows or liquidity. We are cooperating with NHTSA with respect to the recall of the outstanding vehicles, however, we cannot assure that NHTSA or other government authorities will not attempt to impose potentially significant fines and penalties in response to the recall.

On October 19 and November 1, 2021, the Company received letters from the SEC requesting that it voluntarily provide information relating to (a) the events and trading in its securities leading up to the announcement of the award of a contract by the U.S. Postal Service for the manufacture of a postal service vehicle fleet and (b) recognition of revenue, if any, related to purchases of vehicles by certain of the Company’s customers. On November 5, 2021, the Department of Justice (“DOJ”) orally informed the Company that it has a related open investigation covering the Company. The Company has not received any subpoena or other request for documents from the DOJ with respect to this investigation. The Company is cooperating with the SEC and DOJ investigations. At this point, the Company cannot predict the eventual scope, duration, or outcome of these matters.

During the second quarter of 2021, the Company became aware of an issue regarding our E-Series vehicles that will require retrofitting of such vehicles. Management continues to work on remediation and does not expect the issue to have a material impact on the Company's financial condition and operations.

Legal Proceedings

Securities Litigation

As previously disclosed in our Quarterly Reports on Form 10-Q for the quarter ended June 30, 2021, on March 8, 2021, Sam Farrar, individually and on behalf of other similarly situated purchasers of the Company’s securities, filed a putative class action complaint against the Company, Duane Hughes and Steve Schrader in the United States District Court for the Central District of California (Case 2:21-cv-02072) claiming violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. On March 11, 2021, John Kinney, individually and on behalf of other similarly situated purchasers of the Company’s securities, filed a substantively identical putative class action complaint against the Company, Duane Hughes and Steve Schrader in the United States District Court for the Central District of California (Case 2:21-cv-02207) also claiming violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. On May 18, 2021, the Court consolidated the two cases and appointed Timothy M. Weis as lead plaintiff pursuant to the Private Securities Litigation Reform Act of 1995. On July 16, 2021, lead plaintiff filed an Amended Complaint. The Amended Complaint is now brought against the Company, Duane Hughes, Steve Schrader, Robert Willison and Gregory Ackerson, on behalf of purchasers of the Company’s securities from March 10, 2020 through May 10, 2021. It alleges that the defendants violated the federal securities laws by intentionally or recklessly making material misrepresentations and/or omissions regarding the Company’s participation in the bidding process to manufacture the new fleet of United States Postal Service (“USPS”) next generation delivery vehicles, the prospect of the USPS awarding the contract to Workhorse given alleged deficiencies in Workhorse’s proposal, the Company’s manufacturing abilities generally and the Company’s nonbinding “backlog” in its vehicles. Lead plaintiff seeks certification of a class and monetary damages in an indeterminate amount. The Company filed a motion to dismiss the Amended Complaint on September 3, 2021. The plaintiffs filed a response to the Company’s motion to dismiss on October 18, 2021, and the Company’s reply brief is due on November 12, 2021. The hearing on the Motion is set for December 6, 2021. The Company believes the Amended Complaint is without merit and intends to vigorously pursue all legal avenues to fully defend itself.

Fiduciary Duty Litigation

As previously disclosed in our Quarterly Reports on Form 10-Q for the quarter ended June 30, 2021, on April 16, 2021, Romario St. Clair, derivatively on behalf of the Company, filed a stockholder derivative complaint in the Eighth Judicial District Court of the State of Nevada in and for Clark County (Case No. A-21-833050-B) for breach of fiduciary duty and unjust enrichment against Duane Hughes, Steve Schrader, Stephen Fleming, Robert Willison, Anthony Furey, H. Benjamin Samuels, Raymond J. Chess, Harry DeMott, Gerald B. Budde, Pamela S. Mader, Michael L. Clark and Jacqueline A. Dedo. In this action, the plaintiff alleges that the defendants breached their fiduciary duties by allowing or causing the Company to violate the federal securities laws as alleged in the Amended Complaint discussed above and by selling Company stock and receiving other compensation while allegedly in possession of material non-public information about the prospect of the USPS awarding the contract to an electric vehicle manufacturer given that electrifying the USPS’s entire fleet allegedly would be impractical and expensive. The plaintiff seeks damages and disgorgement in an indeterminate amount. Several nearly identical derivative complaints have been filed: (1) on May 19, 2021, Caruso v. Hughes et al. (Case No. 2:21-cv-04202) was filed in the Central District of California; (2) on May 24, 2021, Kistenmacher v. Hughes et al. (Case No. 2:21-cv-04294) was filed in the Central District of California; (3) on May 27, 2021, Brown v. Hughes et al. (Case No. 2:21-cv-04412) was filed in the Central District of California; (4) on June 24, 2021 Everson v. Hughes et al. (Case No. A-21-836888-B) was filed in the Eighth Judicial District Court of the State of Nevada in and for Clark County; and (5) on September 21, 2021, Cohen v. Hughes et al. (Case No.

1:21-cv-00601) was filed in the United States District Court for the Southern District of Ohio. On June 21, 2021, the Court ordered that the three cases filed in the Central District of California be consolidated and the parties file a proposed scheduling order within sixty days. On September 20, 2021, the Court in the Central District of California granted the parties’ stipulation, staying the case pending the outcome of the case discussed in the previous paragraph. On November 4, 2021, the Court in the Southern District of Ohio issued an order extending the defendants' deadline to respond to the Complaint until December 14, 2021, and, on November 5, 2021, the Court granted the parties' stipulation transferring the case to the Central District of California. Although these claims purport to seek recovery on behalf of the Company, the Company will incur certain expenses due to indemnification and advancement obligations with respect to the defendants. The Company understands that defendants believe this action is without merit and intends to support them as they pursue all legal avenues to defend themselves fully.

Litigation Related to the United States Postal Service Award

On June 16, 2021, the Company filed a bid protest against the United States in the United States Court of Federal Claims (Case No. 21-cv-1484C) in connection with the USPS award of the contract for its Next Generation Delivery Vehicle to Oshkosh Defense, LLC (“Oshkosh”) claiming that the USPS failed to conduct meaningful discussions with the Company pertaining to its alleged proposal deficiencies, the USPS unequally, arbitrarily and prejudicially evaluated the proposals and the USPS’s arbitrary, capricious, and unreasonable evaluation of the Company’s proposal breached an implied-in-fact contract with the Company to consider its proposal fairly. The Company requested an entry of judgment in favor of the Company, an entry of a declaratory judgment that the award to Oshkosh was unlawful and improper and an injunction directing the award be terminated, and directing the USPS to reevaluate the proposals and to conduct a new best value determination. On July 6, 2021, the United States and Oshkosh, as Defendant-Intervenor, filed a Motion to Dismiss requesting that the Company’s complaint be dismissed with prejudice due to the Company’s alleged failure to exhaust USPS’s mandatory administrative dispute resolution process. On July 20, 2021, the Company filed an Opposition to the Motion to Dismiss claiming that the USPS process is outside of the congressional authorization and the pursuit of the USPS’ dispute resolution process would have been futile. On September 15, 2021, the Company withdrew its bid protest filed in the United States Court of Federal Claims.

15.    SUBSEQUENT EVENTS

The Company has evaluated subsequent events for potential recognition and disclosures through the date the Condensed Consolidated Financial Statements were filed.

2024 Notes
On October 6, 2021, the Company entered into securities exchange agreements (“Exchange Agreements”) with Antara Capital LP (“Antara”) and HT Investments MA LLC, the holders of its 2024 Notes, to exchange $90.0 million in principal amount of the notes for approximately 15.6 million shares of common stock. The number of shares issued in connection with the Exchange Agreements was calculated by multiplying 109% of the principal amount of the notes exchanged by the average of the volume-weighted average closing prices of the Company’s common stock for the three trading days immediately preceding October 11, 2021. The transaction settled on October 12, 2021 and the aggregate principal of 2024 Notes remaining outstanding was $110.0 million. The Company recorded a loss on exchange of approximately $17.5 million, which was recognized in Interest Expense.

On November 2, 2021, the Company entered into a securities exchange agreement (“Antara Exchange”) with Antara to exchange $82.5 million in principal amount of the 2024 Notes for approximately 12.1 million shares of common stock. The number of shares issued in connection with the Antara Exchange was calculated by dividing the principal amount of the notes exchanged by the average of the Nasdaq Official Closing Prices of the Company's common stock on the five trading days immediately preceding November 2, 2021. The Antara Exchange closed on November 4, 2021 and the aggregate principal of the 2024 Notes remaining outstanding is $27.5 million. The Company recorded a loss on exchange of approximately $17.4 million, which was recognized in Interest Expense.
The Company classified the fair value of the total principal exchanged under the Exchange Agreements and Antara Exchange as current in its Condensed Consolidated Balance Sheets as of September 30, 2021. There are no required redemptions of the outstanding principal, and the balance will generally not be redeemable at the option of the Company prior to the third anniversary of their issue date. Accordingly, the Company has classified the fair value of the $27.5 million outstanding principal balance as long-term debt on its Condensed Consolidated Balance Sheets as of September 30, 2021.

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
The Workhorse C-Series electric delivery truck platform is expected to be available in 650 and 1,000 cubic feet configurations. This ultra-low floor platform incorporates state-of-the-art safety features, economy and performance. We expect these vehicles will offer fleet operators the most favorable total cost-of-ownership of any comparable vehicle available today. We believe we are the first American OEM to market a U.S. built electric delivery truck, and early indications of fleet interest are significant.
Our electric delivery trucks are in use by our customers on daily routes across the United States. Our delivery customers include companies such as Alpha Baking, FedEx Express, Fluid Market, Inc., Pride Group Enterprises, Pritchard, Ryder, UPS and W.B. Mason.
Federal Motor Vehicle Safety Standards (“FMVSS”) Certification and Other Regulatory Matters
On September 22, 2021, we announced the Company decided to suspend deliveries of C-1000 vehicles and recall the 41 vehicles we have already delivered to customers. The new leadership team determined additional testing and modifications to existing vehicles are required to bring the C-1000 vehicles into full compliance with Federal Motor Vehicle Safety Standards (“FMVSS”). The Company further announced we filed a report with the National Highway Traffic Safety Administration (“NHTSA”) regarding the need for additional testing and vehicle modifications to bring our C-1000 vehicles into full compliance with FMVSS. We indicated our previous statements related to the C-1000’s compliance with NHTSA standards cannot be relied upon and so notified the Securities and Exchange Commission. We also disclosed we identified a number of enhancements to our production process and the design of the C-1000 vehicles to address customer feedback, primarily related to payload capacity.
In connection with the Company's recall of 41 previously delivered C-1000 vehicles, the Company estimates that 27 of the vehicles will be repaired or retrofitted at the Company's cost and delivered back to the customer. The remaining 14 vehicles are expected to be returned to the Company and the Company will process a full refund to the customer.

Due to the uncertainties and many variables involved in NHTSA matters, we cannot estimate the ultimate resolution of this matter and whether it will have a material adverse effect on the Company's financial position, results of operations, cash flows or liquidity. We are cooperating with NHTSA with respect to the recall of the outstanding vehicles, however, we cannot assure that NHTSA or other government authorities will not attempt to impose potentially significant fines and penalties in response to the recall.

On October 19 and November 1, 2021, the Company received letters from the SEC requesting that it voluntarily provide information relating to (a) the events and trading in its securities leading up to the announcement of the award of a contract by the U.S. Postal Service for the manufacture of a postal service vehicle fleet and (b) recognition of revenue, if any, related to purchases of vehicles by certain of the Company’s customers. On November 5, 2021, the Department of Justice (“DOJ”) orally informed the Company that it has a related open investigation covering the Company. The Company has not received any subpoena or other request for documents from the DOJ with respect to this investigation. The Company is cooperating with the SEC and DOJ investigations. At this point, the Company cannot predict the eventual scope, duration, or outcome of these matters.
Horsefly™
Our HorseFly Unmanned Aerial System (“UAS”) is a custom-designed, purpose-built, all-electric drone system that is incorporated into our trucks and safely and efficiently delivers packages. HorseFly is designed with a maximum gross weight of

30 lbs., a 10 lb. payload and a maximum air speed of 50 mph. Our first aircraft can deliver a meaningful payload up to 10 miles, automatically lowering packages safely from 50 feet above the delivery point via our proprietary winch system. It is designed and built to be rugged and consisting of redundant systems to further meet the Federal Aviation Administration's (“FAA”) required rules and regulations. Workhorse was granted a patent on our UAS, and though initially designed as a complimentary system delivering packages from our electric trucks, the latest iteration of our UAS supports package delivery point-to-point, enabling deliveries to and from almost anywhere, allowing it to serve a broader customer base. As part of the divestiture of SureFly, we formed a 50/50 joint venture to which we contributed our HorseFly technology.
Impact of COVID-19 Pandemic
During 2021, there has been a trend in many parts of the world of increasing availability and administration of the vaccine against COVID-19, as well as an easing of restrictions on social, business, travel and government activities and functions. However, infection rates and regulations continue to fluctuate and there are ongoing global impacts resulting from the pandemic, including challenges and increases in costs for logistics and supply chains, such as increased port congestion, intermittent supplier delays and a shortfall in microchip supply. We have also previously been affected by temporary manufacturing closures. As of September 30, 2021, our locations and primary suppliers continue to operate and we continue to work through supplier constraints caused by the COVID-19 outbreak, as well as the supply chain difficulties. For further discussion of the possible impact of the COVID-19 pandemic on our business, see “Part I – Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2020.

Results of Operations
Our condensed consolidated statements of operations data is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Sales, net of returns and allowances	$(576,602)	$564,707	$1,147,334	$740,949
Cost of sales	11,549,187	2,815,242	32,570,616	6,074,577
Gross loss	(12,125,789)	(2,250,535)	(31,423,282)	(5,333,628)
Operating expenses
Selling, general and administrative	10,579,586	5,950,058	24,470,953	15,464,926
Research and development	2,801,394	1,614,485	8,788,969	5,133,325
Total operating expenses	13,380,980	7,564,543	33,259,922	20,598,251
Loss from operations	(25,506,769)	(9,815,078)	(64,683,204)	(25,931,879)
Interest (income) expense, net	(18,599,130)	74,315,644	(23,040,886)	185,638,961
Other loss (income)	77,127,266	—	225,432,884	(864,900)
Loss before benefit for income taxes	(84,034,905)	(84,130,722)	(267,075,202)	(210,705,940)
Benefit for income taxes	(2,919,491)	—	(21,833,930)	—
Net loss	$(81,115,414)	$(84,130,722)	$(245,241,272)	$(210,705,940)

Sales, net of returns and allowances
Net sales for the three months ended September 30, 2021 and 2020 were $(0.6) million and $0.6 million, respectively. The decrease in net sales was primarily due to a $1.1 million refund liability recorded during the third quarter of 2021 related to the recall of our C-1000 vehicles.
Net sales for the nine months ended September 30, 2021 and 2020 were $1.1 million and $0.7 million, respectively. The increase in net sales was primarily due to an increase in volume related to our production of the C-Series electric delivery truck, net of a $1.1 million refund liability recorded during the third quarter of 2021 related to the recall of our C-1000 vehicles.
Cost of Sales
Cost of sales for the three months ended September 30, 2021 and 2020 were $11.5 million and $2.8 million, respectively. Cost of sales for the nine months ended September 30, 2021 and 2020 were $32.6 million and $6.1 million, respectively. The increase in cost of sales was primarily due to inventory write-downs attributable to inventory on hand that has a cost higher than its net realizable value, and an increase in warranty reserves due to the recall of our C-1000 vehicles. The increase is also attributable to an increase in volume and manufacturing costs related to our production of the C-Series electric delivery truck, higher consulting costs, and higher compensation-related costs due to increased headcount.
Selling, General and Administrative Expenses
Selling, general and administrative (“SG&A”) expenses during the three months ended September 30, 2021 and 2020 were $10.6 million and $6.0 million, respectively. The increase in SG&A was primarily driven by higher compensation-related costs of approximately $3.2 million due to increased headcount, severance pay, and stock-based compensation, higher legal costs of approximately $1.2 million, and higher insurance costs of approximately $0.5 million.
SG&A expenses during the nine months ended September 30, 2021 and 2020 were $24.5 million and $15.5 million, respectively. The increase in SG&A was primarily driven by higher compensation-related costs of approximately $4.5 million due to increased headcount, severance pay, and stock-based compensation, higher legal and consulting costs of approximately $3.4 million, and higher insurance costs of approximately $0.8 million, offset by a decrease in selling expenses of $1.0 million related to the Hackney customer acquisition payment made in the prior year.
Research and Development Expenses
Research and development (“R&D”) expenses during the three months ended September 30, 2021 and 2020 were $2.8 million and $1.6 million, respectively. The increase in R&D is primarily due to higher compensation-related costs of approximately $0.8 million due to increased headcount, and higher consulting costs of approximately $0.4 million.
R&D expenses during the nine months ended September 30, 2021 and 2020 were $8.8 million and $5.1 million, respectively. The increase in R&D is primarily due to higher compensation-related costs of approximately $1.8 million due to increased headcount, higher consulting costs of approximately $1.0 million, and higher prototype component costs of approximately $0.6 million related to the design of the C-Series electric delivery truck and continued development of the HorseFly delivery drone.
Other (Loss) Income
Other losses during the three months ended September 30, 2021 were $77.1 million, compared to no losses during the three months ended September 30, 2020. Other losses during the nine months ended September 30, 2021 were $225.4 million, compared to other income of $(0.9) million during the nine months ended September 30, 2020. The losses in the current period were related to the decrease in fair value and sale of our Investment in LMC.

Net Interest (Income) Expense
Net interest (income) expense is comprised of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Change in fair value of convertible notes and loss on conversion to common stock	$(20,600,000)	$67,942,400	$(27,600,000)	$164,149,117
Contractual interest expense	2,000,000	1,157,671	5,977,777	3,112,246
Gain on forgiveness of PPP Term Note	—	—	(1,411,000)	—
Change in fair value of warrant liability and loss on exercise of warrants	—	—	—	12,176,690
Loss on redemption of Series B Preferred Stock	—	4,710,634	—	4,710,634
Amortization of discount and debt issuance costs	—	383,844	—	1,146,459
Other	870	121,095	(7,663)	343,815
Total interest (income) expense, net	$(18,599,130)	$74,315,644	$(23,040,886)	$185,638,961

Net interest income for the three months ended September 30, 2021 was $18.6 million as compared to $74.3 million of interest expense for the three months ended September 30, 2020. The decrease in interest expense was primarily driven by an $88.5 million decrease in expense related to fair value adjustments and losses on conversion of our convertible notes and a $4.7 million decrease in losses recognized on redemption of Series B Preferred Stock, offset by a $0.8 million increase in contractual interest expense related to our convertible notes.

Net interest income for the nine months ended September 30, 2021 was $23.0 million as compared to $185.6 million of interest expense for the nine months ended September 30, 2020. The decrease in interest expense was primarily driven by a $191.7 million decrease in expense related to fair value adjustments and losses on conversion of our convertible notes, a $12.2 million decrease in expense related to mark-to-market adjustments and losses on exercises of warrants issued to lenders, and a $4.7 million decrease in losses recognized on redemption of Series B Preferred Stock, offset by a $2.9 million increase in contractual interest expense related to our convertible notes.
Liquidity and Capital Resources
Cash Requirements
From inception, we have financed our operations primarily through sales of equity securities and issuance of debt. We have utilized this capital for R&D, designing, building and delivering vehicles to customers and other working capital purposes.
As of September 30, 2021, we had approximately $230.4 million in cash and cash equivalents, as compared to approximately $241.2 million in cash and cash equivalents and restricted cash held in escrow as of December 31, 2020, resulting in a decrease of $10.8 million. The net decrease is primarily attributable to cash used in operations related to our initial production of the C-Series electric delivery truck, including inventory build, employee-related costs and contract labor, offset by cash proceeds of approximately $105.1 million in connection with the sale of the Investment in LMC.
We believe our current sources of funds will provide us with adequate liquidity during the 12-month period following September 30, 2021. We continually evaluate our cash needs and may decide it is best to raise additional capital or seek alternative financing sources to fund the rapid growth of our business.
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
For the three and nine months ended September 30, 2021, we maintained an investment in a bank money market fund. Cash in excess of immediate requirements is invested with regard to liquidity and capital preservation. Wherever possible, we seek to minimize the potential effects of concentration and degrees of risk. We will continue to monitor the impact of the changes in the conditions of the credit and financial markets to our investment portfolio and assess if future changes in our investment strategy are necessary.
Summary of Cash Flows

	Nine Months Ended September 30,
	2021	2020
Net cash used in operating activities	$(110,047,537)	$(37,641,992)
Net cash used in investing activities	$(3,803,807)	$(1,639,897)
Net cash provided by financing activities	$103,043,701	$94,636,214

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
During the nine months ended September 30, 2021 and 2020, net cash used in operating activities was $110.0 million and $37.6 million, respectively. The increase in net cash used in operations was primarily attributable to spend related to our initial production of the C-Series electric delivery truck, including inventory build, employee-related costs and contract labor.
Cash Flows from Investing Activities
Cash flows from investing activities and their variability across each period related primarily to capital expenditures, which were $3.8 million for the nine months ended September 30, 2021 and $1.6 million for the nine months ended September 30, 2020. Our capital expenditures are mainly for tooling related to components of our C-Series electric delivery truck.
Cash Flows from Financing Activities
Net cash provided by financing activities during the nine months ended September 30, 2021 was $103.0 million, which consisted primarily of $105.1 million net proceeds from the sale of our Investment in LMC. See Note 3, Investment in LMC, to the Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q for further details regarding the sale of the investment.
Net cash provided by financing activities during the nine months ended September 30, 2020 was $94.6 million, which consisted primarily of $68.9 million net proceeds from issuance of convertible notes, $49.3 million net proceeds from the exercise of stock options and warrants, and $1.4 million net proceeds from the PPP Term Note, offset by $25.0 million used for redemption of Series B Preferred Stock.

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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS

For a description of certain material legal proceedings, please see Note 14, Commitments and Contingencies, to the consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. See also Management's Discussion and Analysis of Financial Condition and Results of Operations - Overview for a discussion of certain regulatory matters.

ITEM 1A. RISK FACTORS

For a detailed discussion of risk factors affecting us, see “Part I – Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2020. Except as set forth below, there have been no material changes in the current period regarding our risk factors.

Modifications to our C-1000 vehicles are required to address customer feedback; additional testing and modifications to existing vehicles are required to bring the C-1000 vehicles into compliance with Federal Motor Vehicle Safety Standards (“FMVSS”); and we have suspended delivery of C-1000 vehicles and have recalled outstanding C-1000 vehicles. Our inability to bring C-1000 vehicles into compliance with FMVSS or to address customer requirements would have a material adverse effect on the Company's financial position, results of operations, cash flows or liquidity.

On September 22, 2021, we announced the Company decided to suspend deliveries of C-1000 vehicles and recall the 41 vehicles we have already delivered to customers and that our new leadership team had determined that additional testing and modifications to existing vehicles are required to bring the C-1000 vehicles into full compliance with FMVSS. We further announced that we filed a report with the National Highway Traffic Safety Administration (NHTSA) regarding the need for additional testing and vehicle modifications to bring our C-1000 vehicles into full compliance with FMVSS. We indicated that our previous statements related to the C-1000’s compliance with NHTSA standards cannot be relied upon and that we had so notified the Securities and Exchange Commission. We also disclosed that we had identified a number of enhancements to our production process and the design of the C-1000 vehicles to address customer feedback, primarily related to payload capacity.

There can be no assurance that we will be able to make the modifications to our C-1000 vehicles that are necessary to meet customer requirements or that we will be able to bring our existing or any enhanced C-1000 vehicles into full compliance with FMVSS. In addition, we may be required to write off a significant amount of inventory as a result of these matters. Our inability to certify C-1000 vehicles under FMVSS or to address customer requirements would have a material adverse effect on our business, financial condition and results of operation.

Even if we are able to make the modifications to our C-1000 vehicles that are necessary to meet customer requirements and are able to bring our existing and any enhanced C-1000 vehicles into full compliance with FMVSS, we may be unable to launch and ramp up production as necessary, we may experience unexpected costs, delays or service burdens, we may be unable to deliver such vehicles on an economical basis and our customers may not find that our vehicles are acceptable for their use, and any of the foregoing would have a material adverse effect on our business, results of operations and financial condition.

Regulatory requirements may have a negative impact upon our business.

Our vehicles are subject to substantial regulation under federal, state, and local laws. As noted above, we have disclosed that our C-1000 vehicles do not comply with FMVSS and there can be no assurance that we will be able to bring our existing or any enhanced C-1000 vehicles into full compliance with FMVSS. Even if we are able to bring our existing and any enhanced C-1000 vehicles into full compliance with FMVSS, to the extent the laws change, or if we introduce new vehicles in the future, some or all of our vehicles may not comply with applicable federal, state, or local laws. Further, certain federal, state, and local laws and industrial standards currently regulate electrical and electronics equipment. Although standards for electric vehicles are not yet generally available or accepted as industry standards, our products may become subject to federal, state, and local regulation in the future. Compliance with these regulations could be burdensome, time consuming, and expensive.

Our products are subject to environmental and safety compliance with various federal and state regulations, including regulations promulgated by the Environmental Protection Agency, NHTSA, FAA and various state boards, and compliance certification is required for each new model year. NHTSA is active in requesting information from vehicle manufactures regarding potential product defects and safety measures. The cost of these compliance activities and the delays and risks associated with obtaining approval can be substantial. The risks, delays, and expenses incurred in connection with such compliance could be substantial.

We may incur costs, expenses and penalties related to regulatory matters, legal proceedings and other claims, which could have a material adverse effect on the Company's financial position, results of operations, cash flows or liquidity.

We are subject to extensive government regulations. Federal, state and local laws and regulations may change from time to time and our compliance with new or amended laws and regulations in the future may materially increase our costs and could adversely affect our results of operations and competitive position. In addition, violations of the laws and regulations to which we are subject to could result in civil and criminal fines, penalties and sanctions against us, our officers or our employees, as well as prohibitions on the conduct of our business, and could also materially affect our reputation, business and results of operations.

As noted above, in September 2021 we filed a report with NHTSA regarding the need for additional testing and vehicle modifications to bring our C-1000 vehicles into full compliance with FMVSS. We are cooperating with NHTSA with respect to the recall of the outstanding vehicles; however, we cannot assure you that NHTSA or other government authorities will not attempt to impose potentially significant fines and penalties in response to the recall.

At this point, we cannot estimate the ultimate impact on our company relating to this matter. In light of the uncertainties and many variables involved in NHTSA matters, we cannot assure you that the ultimate resolution of this matter will not have a material adverse effect on our business, results of operations or financial position.

Also as noted above, in September 2021, we disclosed that our previous statements related to the C-1000’s compliance with NHTSA standards cannot be relied upon and that we had so notified the Securities and Exchange Commission. On October 19 and November 1, 2021, we received letters from the SEC requesting that we voluntarily provide information relating to (a) the events and trading in our securities leading up to the announcement of the award of a contract by the U.S. Postal Service for the manufacture of a postal service vehicle fleet and (b) recognition of revenue, if any, related to purchases of vehicles by certain of our customers. On November 5, 2021, the Department of Justice (“DOJ”) orally informed us that it has a related open investigation covering the Company. We have not received any subpoena or other request for documents from the DOJ with respect to this investigation. We are cooperating with the SEC and DOJ investigations. At this point, we cannot predict the eventual scope, duration, or outcome of these matters. We cannot assure you that the SEC, DOJ or another governmental agency will not pursue enforcement against us related to the circumstances surrounding such notification and, if there is such an enforcement action, in light of the uncertainties and many variables involved in such matters, we cannot assure you that the ultimate resolution will not have a material adverse effect on our business, results of operations or financial position.

Any of the foregoing factors could cause the price of the Company’s equity securities to decline, thereby exposing the Company to new securities class action and/or shareholder derivative litigation. New securities class action and/or shareholder derivative suits against us and/or our officers and directors (in addition to those currently pending and reported herein) could result in substantial additional costs to the Company and divert our management’s time and attention, which would otherwise be used to benefit our business.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit No.	Description
10.1
Employment Agreement dated July 25, 2021 between Workhorse Group Inc. and Richard Dauch (incorporated by reference from Exhibit 10.1 to the registrant's Current Report on Form 8-K dated July 26, 2021, File No. 001-37673).

10.2*	Form of Restricted Stock Award Agreement between the Company and Richard Dauch
10.3*	Form of Performance Share Unit Award between the Company and Richard Dauch
10.4*	Form of Non-Statutory Option Award Agreement between the Company and Richard Dauch
10.5
Employment Separation Agreement and Release of Claims by and between Workhorse Group Inc. and Steve Schrader (incorporated by reference from Exhibit 10.1 to the registrant's Current Report on Form 8-K dated October 6, 2021, File No. 001-37673).

10.6
Employment Separation Agreement and Release of Claims by and between Workhorse Group Inc. and Rob Willison (incorporated by reference from Exhibit 10.1 to the registrant's Current Report on Form 8-K dated October 18, 2021, File No. 001-37673).

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

WORKHORSE GROUP INC.

Dated: November 9, 2021	By:	/s/ Richard Dauch
Name: Richard Dauch Title: Chief Executive Officer (Principal Executive Officer)

Dated: November 9, 2021	By:	/s/ Gregory T. Ackerson
Name: Gregory T. Ackerson Title: Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)