Form 10-K
period 2021-12-31
Workhorse Group Inc.
filed 2022-03-01
CIK 1425287

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________ to _________
Commission file number: 001-37673
WORKHORSE GROUP INC.
(Exact name of registrant as specified in its charter)

Nevada	26-1394771
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

100 Commerce Drive
Loveland, Ohio 45140	(513) 360-4704
(Address of principal executive offices)	(Registrant’s telephone number, including area code)
Securities Registered Pursuant to Section 12(b) of the Exchange Act:

Title of each Class:	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.001 par value per share	WKHS	The NASDAQ Capital Market
Securities Registered Pursuant to Section 12(g) of the Exchange Act: None.
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐     No  ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐     No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒     No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒     No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of June 30, 2021, the last business day of the Registrant’s most recently completed second fiscal quarter, the market value of our common stock held by non-affiliates was $2,006,248,890.
The number of shares of the Registrant’s common stock, $0.001 par value per share, outstanding as of January 31, 2022, was 151,342,549.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of Workhorse Group’s Definitive Proxy related to the 2022 Annual Meeting of Stockholders to be filed subsequently are incorporated by reference into Part III of this Form 10-K.

i

Forward-Looking Statements
The discussions in this Annual Report contain forward-looking statements reflecting our current expectations that involve risks and uncertainties. These statements are made under the “safe harbor” provisions of the U.S. Private Securities Litigation Reform Act of 1995. When used in this Report, the words “anticipate”, “expect”, “plan”, “believe”, “seek”, “estimate” and similar expressions are intended to identify forward-looking statements. These are statements that relate to future periods and include, but are not limited to, statements about the features, benefits and performance of our products, our ability to introduce new product offerings and increase revenue from existing products, expected expenses including those related to selling and marketing, product development and general and administrative, our beliefs regarding the health and growth of the market for our products, anticipated increase in our customer base, expansion of our products functionalities, expected revenue levels and sources of revenue, expected impact, if any, of legal proceedings, the adequacy of liquidity and capital resource, and expected growth in business. Forward-looking statements are statements that are not historical facts. Such forward-looking statements are subject to risks and uncertainties, which could cause actual results to differ materially from the forward-looking statements contained in this Report. Factors that could cause actual results to differ materially include, but are not limited to: our ability to develop and manufacture our new product portfolio, including the recently announced W750, W56 and W34 platforms; our ability to attract and retain customers for our existing and new products; risks associated with obtaining orders and executing upon such orders; supply chain disruptions, including constraints on steel and semiconductors and resulting increases in costs impacting our company, our customers, our suppliers or the industry; our ability to implement modifications to vehicles to achieve compliance with FMVSS and to meet customer demands with respect to the C-1000s; the results of our ongoing review of the Company’s business and go-forward operating and commercial plans; our ability to capitalize on opportunities to deliver products to meet customer requirements; our limited operations and need to expand and enhance elements of our production process to fulfill product orders; the ability to protect our intellectual property; negative impacts stemming from the continuing COVID-19 pandemic; market acceptance for our products; our ability to control our expenses; potential competition, including without limitation shifts in technology; global and local business conditions; the prices being charged by our competitors; our inability to retain key members of our management team; our inability to raise additional capital to fund our operations and business plan; our inability to satisfy covenants in our financing agreements; our inability to maintain our listing of our securities on the Nasdaq Capital Market; our inability to satisfy our customer warranty claims; the outcome of any regulatory proceedings; our liquidity and other risks and uncertainties and other factors discussed from time to time in our filings with the Securities and Exchange Commission (“SEC”), including our annual report on Form 10-K filed with the SEC. Forward-looking statements speak only as of the date hereof. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based, except as required by law.
All references in this Report that refer to the “Company”, “Workhorse Group”, “Workhorse”, “we,” “us” or “our” are to Workhorse Group Inc.
ii

PART I
ITEM 1. BUSINESS
Overview

We are a technology company with a vision to pioneer the transition to zero-emission commercial vehicles. Our primary focus is to provide sustainable and cost-effective solutions to the commercial transportation sector. We design and manufacture all-electric delivery trucks and drone systems, including the technology that optimizes the way these vehicles operate. We are focused on our core competency of bringing our electric delivery vehicle platforms to market.
Automotive

We are an American-based Original Equipment Manufacturer (“OEM”), and our products are marketed under the Workhorse® brand. All Workhorse last-mile delivery trucks are assembled in our Union City, Indiana production facility.
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

Electric Delivery Truck Platforms
Product Roadmap

Workhorse has developed a revised strategic product roadmap for our electric vehicle delivery offerings. The foundation of this plan is the development of two new truck chassis platforms, the W56 and W34. The W56, based on long-standing Company know-how in the Class 5 and 6 truck chassis market, is expected to begin production in 2023. The W34 platform will be our second generation, low floor, advanced content offering for the Class 3 and 4 truck chassis market and is expected to begin production in 2024.

In order to accelerate time-to-market for customers seeking delivery of electric vehicles during 2022, we entered into a strategic supply agreement (the “Supply Agreement”) with GreenPower Motor Company Inc. (“GreenPower”). Under the agreement, we will have exclusive rights to sell Class 4 step vans based on the GreenPower supplied base vehicle. The finished Class 4 step vans will be available for sale in the United States and Canada, under the Workhorse brand and with Workhorse after sales and support service. The van, known as the W750, will have approximately 750 cubic foot capacity and will feature up to 150 miles of all-electric range, with a payload capacity of five thousand pounds. We expect the first deliveries of the W750 will occur later in 2022.
C-Series Electric Delivery Truck

We announced the development of the C-Series electric delivery truck in 2017, a vehicle aimed at the Class 3 truck market which leverages an ultra-low floor delivery vehicle platform. We utilized our extensive customer experience gained from working with our E-Series customers to design this product. In September 2021, we announced a number of enhancements to the design of the C-1000 to address customer feedback, primarily related to vehicle dynamics that increase the vehicles’ payload capacity. As part of these efforts, we suspended deliveries and recalled all of the C-1000 vehicles due to additional testing and modifications required to certify the C-1000 vehicles under FMVSS. In connection with the recall, we agreed to refund our customers for the purchase price of the C-1000 vehicles previously delivered.

The certification and testing process was completed in February 2022. Upon completion of this review, the C-1000 platform was determined to be eligible for certification and reintroduction as a limited production vehicle with constrained cargo capacity. Accordingly, we do not plan to focus our manufacturing efforts on the C-1000 in the future. Instead, we expect to transition our manufacturing focus to the W56 and W34 platforms in the near future.

Further modifications to the vehicle will be made during the required FMVSS rework process, including a redesigned front suspension as well as supplier corrective actions related to certain components. The entire fleet of currently manufactured

C-1000’s will have the required corrective actions applied during 2022. We intend to repair and resell the majority of the returned vehicles to the original customers.

E-Series Electric Delivery Vans

Workhorse E-100 battery-electric and E-GEN range-extended delivery vans are used by our customers on daily routes across the United States. We have built and delivered approximately 360 electric and range-extended medium-duty delivery trucks to our customers with a combined mileage total of more than 8 million miles. Our customers include companies such as Alpha Baking, FedEx Express, Ryder, the United Parcel Service, and W.B. Mason.
Aerospace

HorseFly™

As part of our growing technology portfolio, the Company has been developing small Unmanned Aerial Systems (“UAS”) for several years. We hold, or have filed for, patents on several elements of UAS intellectual property.

Our HorseFly UAS includes a custom-designed, purpose-built, all-electric Unmanned Aerial Vehicle (“UAV”), a proprietary Ground Control Station (“GCS”), and equipment that supports integrating the UAS with our delivery trucks and other applications. The HorseFly UAV is an airborne work truck, that can carry a significant payload for 10 miles. Our rugged components are designed to support the high volumes, long duty days and ease of maintenance demanded by the commercial package delivery industry.

In 2020, Workhorse began the Federal Aviation Administration’s (“FAA”) Type Certification (“TC”) process for our Horsefly UAS. Compliance with FAA regulations governing TC helps set a very high bar for system performance and we believe it is important to have a TC system in our product offerings. Safety, reliability and capability are the primary points of value in a commercial UAS. Presently, the FAA allows some exceptions for commercial operations to use non-certificated drone systems. As the industry matures, we expect the FAA will require certificated aircraft in most commercial operations.

We have developed subsystems and many discrete functions to improve the safety, reliability and performance of our systems. One subsystem is a proprietary winch that can lower and raise significant payloads from safe altitudes. Another is a truck integration system that allows continuous operations from a truck in the field. Our GCS software allows Remote Pilots in Command to control more than one aircraft simultaneously.

Workhorse was granted a patent on our UAS, and though initially designed as a complimentary system delivering packages from our electric trucks, the latest iteration of our UAS supports package delivery point-to-point, enabling deliveries to and from anywhere, allowing it to serve a broader customer base. As part of the divestiture of SureFly™ Multicopter, the Company formed a 50/50 joint venture to which we contributed our HorseFly technology.

In tests and demonstrations, Workhorse has flown thousands of missions in the National Airspace System, demonstrating package deliveries for large multi-national companies in Ohio, Michigan, Florida and California. Our aircraft has proven to be safe, reliable, and capable. In addition, we have successfully demonstrated the drone’s enhanced functionality working with local, state and federal government agencies to validate other, new cases. For example, in January 2022 we received a grant from the US Department of Agriculture in support of enhanced mapping and data analysis of farmland in underserved communities in the State of Mississippi.

Locations and Facilities

Our company headquarters, research and development facilities and warehouse are located in the Greater Cincinnati area in Ohio. We manufacture and test our electric delivery trucks at our manufacturing facility located in Union City, Indiana. We plan to open an engineering and technical design center in Wixom, Michigan during 2022.

Marketing

There are over 350,000 last-mile delivery trucks replaced annually and is the fastest growing vehicle market in an $18.0 billion market space. Our sales team is focused on building our market share in this space by targeting commercial transportation companies and developing a dealer network through our relationships with Mitsubishi, Ryder and Pritchard Companies (“Pritchard)”.

We have established the commercial delivery vehicles as our core business and intend to be the best choice for a vehicle in this segment. Our sales plan is to meet with the top potential customers and obtain purchase orders for new electric vehicles to be manufactured in our production facility.

Strategic Relationships

GreenPower Motor Company Inc.: On February 28, 2022, Workhorse entered into a strategic vehicle purchase and supply agreement with GreenPower Motor Company, Inc. to purchase base vehicles in the Class 4, medium-duty vehicle class. The term of the agreement is two years and will provide Workhorse with base vehicles for completion at our Union City, Indiana manufacturing facility. Workhorse will begin accepting deliveries of the base vehicles in the second half of 2022. Workhorse has exclusive rights to sell step vans using the base vehicle in the United States and Canada.

Mitsubishi HC Capital Inc: Mitsubishi (formerly Hitachi Capital America) continues to be our primary financing partner to market and distribute our electric vehicles through an existing and well-established commercial vehicle dealer network throughout North America. Mitsubishi enables Workhorse to have our vehicles sold and financed from the moment they roll off the production line, into a shared pool of vehicles, where they become visible and available to every Mitsubishi connected dealer. The dealer can configure additional equipment, schedule upfit integration and delivery in a seamless manner. Other strategic relationships come into play here, such as Pritchard, which supports installation of the requested upfits and transportation of those vehicles from Workhorse manufacturing in Union City, IN, to upfit install locations and then to the final delivery site.

Amerit Fleet Solutions (“Amerit”): Workhorse has signed a strategic agreement with Amerit to provide maintenance and repair services for Workhorse vehicles, utilizing their mobile maintenance units and technicians. This provides Workhorse with on ground maintenance and warranty service capabilities in a great majority of locations across the United States.

Ryder System, Inc: The Company has an agreement with Ryder to serve as a distributor. Under the agreement, Ryder also has the ability to be a provider of certain repair services and distributor of certain vehicle parts in the United States, Canada and Mexico.

Moog Inc: The Company and Moog entered into a joint venture agreement for the development of the Company's Horsefly truck based electrically powered unmanned aerial systems (the “Horsefly Assets”) and the related business (the “Horsefly Agreement”). Under the Horsefly Agreement, the Company contributed the Horsefly Assets and Moog contributed certain complementary assets to Certus Unmanned Aerial Systems LLC, (“Certus”) that is 50% owned by both the Company and Moog. Certus will license the Horsefly Assets to the Company and Moog so that each party may use the Horsefly Assets in their respective businesses. Through Certus, teams from Workhorse and Moog are improving HorseFly’s components and sub-systems with the goal of bringing the highest quality, most capable UAS to market. We believe combining the capabilities of the two companies brings significant value to the UAS marketplace, particularly in the area of high-reliability, safety-sensitive, certificated systems that require the highest levels of government approval for operations.

Technology, Research and Development

The majority of our research and development is conducted in-house at our facilities near Cincinnati, Ohio and is centered on drive train, telematics and related electric vehicle (“EV”) centric feature sets. During 2022, we plan to expand our research and development footprint to include the addition of new staff in Wixom, MI. The Wixom facility is intended to focus additional resources for product development and validation activities for existing and future programs. Additionally, we contract with engineering firms to assist with validation and certification requirements as well as specific development and vehicle integration tasks. Our research and development activity over the past year has focused on the development of the W56 and the W34 platforms. Additionally, we focused on enhancements and required improvements for the C-1000 product line, including corrective action needed to support production assembly efficiency, material component availability, cost reduction and customer feedback.

Metron / Metron - Air

We continue to develop our Metron remote data management system that tracks the performance of all the vehicles we deploy. We are currently focused on adding the ability to integrate Metron Telematics with the internal telematics and data management systems of our clients, as well as expanding our ability to present and manipulate data within a proprietary Workhorse interface.

Competition

Traditional OEMs

Most, if not all, traditional OEM's have made announcements about their electrification efforts, which have primarily been highly focused on consumer-based vehicles. In 2021, due in part to a shift in consumer behavior stemming from the COVID-19 pandemic, there has been an increased focus on the commercial space. To date, plans have primarily been focused on lighter and smaller last mile vehicles, such as Ford with their Transit Connect and larger Transit models, and General Motors with their recent unveiling of the Brightdrop company and EV600 product. All of these vehicles have 600 cubic foot or less of cargo capacity. In contrast, Workhorse is focused on the 650 - 1200 cubic foot category. Our market research and direct customer engagements have helped us provide value to some of the largest and most efficient last mile delivery companies in North America, through deployment of our E-Series, which was produced until 2018. Current competition in this segment from traditional chassis manufacturers include a recently released EV strip chassis product from Freightliner Custom Chassis, integrated with components from third party suppliers.

Non-Traditional OEMs

As a result of the COVID-19 pandemic, there has been a rapid global shift towards home delivery, with many companies seeking to provide delivery solutions aimed at a sub-600 cubic foot cargo area. It is our expectation that these non-traditional OEMs will compete head-to-head with the likes of GM, Daimler and Ford. We believe one of the main reasons for this race towards smaller vehicles is to provide a sub-10,000 pound gross vehicle weight (“GVW”) offering, as vehicles above 10,000 pound GVW require a more expensive, commercially licensed and trained driver pool.

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

The EPA and NHTSA rule also establishes multiple flexibility and incentive programs for manufacturers of alternatively fueled vehicles, such as the Workhorse vehicles, including an engine Averaging, Banking and Trading (“ABT”) program, a vehicle ABT program and additional credit programs for early adoption of standards or deployment of advanced or innovative technologies. The ABT programs will allow for emission and/or fuel consumption credits to be averaged, banked or traded within defined groupings of the regulatory subcategories. The additional credit programs will allow manufacturers of engines and vehicles to be eligible to generate credits if they demonstrate improvements more than the standards established in the rule prior to the model year the standards become effective or if they introduce advanced or innovative technology engines or vehicles.

The Clean Air Act requires that we obtain a Certificate of Conformity (“CoC”) issued by the EPA and a California Executive Order issued by the California Air Resource Board (“CARB”) requires we obtain a CoC with respect to emissions and mileage requirements for our vehicles. Workhorse received its CoC from the EPA for both model year (“MY”) 2020 and MY2021 C-Series. The CoC is required for vehicles sold in states covered by the Clean Air Act’s standards and the Executive Order is required for vehicles sold in states that have sought and received a waiver from the EPA to utilize California standards. The

California standards for emissions control for certain regulated pollutants for new vehicles and engines sold in California are set by CARB. States that have adopted the California standards as approved by EPA also recognize the Executive Order for sales of vehicles. Workhorse received Executive Order A-445-0003 for MY2020 vehicles and Executive Order A-445-0004 for MY2021 vehicles.

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

In the United States, the Federal Aviation Administration (“FAA”) substantially regulates our aerospace vehicles. Those regulations govern two important areas: operating rules and aircraft certification rules. The FAA’s operating rules govern all operations of all aerial vehicles in the National Airspace System of the United States. The FAA’s certification rules help define the safety and reliability requirements of certain aircraft and systems. Not every aircraft and system are required to be FAA certificated, though typically certification is required for commercial operations like package delivery.

Workhorse is applying for FAA Type Certification for its small unmanned aerial system. We believe it is important to achieve FAA certification of our products. Though we believe our design and execution comply with FAA requirements for certification, should we or the FAA determine either a safety defect or noncompliance exist with respect to our aircraft or its systems, it could add substantially to the time and expense of certification. Should the FAA change its rules for either certification or operations, it could render our designs non-competitive in the marketplace.

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

Intellectual Property

Our success depends in part upon our ability to protect our core technology and intellectual property. We protect our intellectual property rights, both in the U.S. and abroad, through a combination of patent, trademark, copyright and trade secret protection, as well as confidentiality agreements with our employees and consultants. We seek to control access to, and distribution of, our proprietary information through non-disclosure agreements with our vendors and business partners. Unpatented research, development, know-how, and engineering skills make a vital contribution to our business, and we pursue patent protection when we believe it is possible and consistent with our overall strategy for safeguarding intellectual property.

We are not aware of any infringing uses or any prior claims of ownership of our trademarks that could materially affect our business. It is our policy to pursue registration of our primary trademarks whenever possible and to vigorously defend our patents, trademarks and other proprietary marks against infringement or other threats to the extent practical under applicable laws.

Environmental, Social, and Governance (“ESG”)

Workhorse’s mission is based on the foundation of the commercial vehicle transition to zero emissions. To do this, we embrace a world with reduced carbon emissions in both energy generation and consumption. We are designing and manufacturing a key ingredient of the transportation ecosystem evolution to achieve this goal - last mile electric delivery vehicles.

We are investing to make our factory more efficient and sustainably designed and are also driving a continuous safety mindset by focusing on worker engagement. In addition, we are focused on reducing the carbon footprint throughout our supply chain. We are committed to sourcing responsibly produced materials from suppliers who have social, environmental and sustainability best practices in their own operations.

Finally, we believe that sound corporate governance is essential to helping us achieve our goal, including with respect to ESG. We continue to evolve a governance framework that exercises appropriate oversight of responsibilities at all levels throughout the company. During 2022, we will create our first ESG Council, made up of leaders from across our company, and they will begin regular presentations on our related initiatives to our Board of Directors, which guides our ESG impacts, initiatives and priorities.

Human Capital

As of December 31, 2021, our full-time headcount for our employees was 221. None of our U.S. employees are represented by a labor organization or are party to any collective bargaining arrangement. We have never experienced a strike or similar work stoppage, and we consider our relations with our employees to be good.

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

Governance. Our Board of Directors and its committees provide important oversight on certain human capital matters. The Compensation Committee maintains responsibility to review, discuss and set strategic direction for various people-related business strategies, including compensation and benefit programs. Our collective recommendations to the Board of Directors and its committees are how we proactively manage our human capital and care for our employees in a manner that aligns with our core values.

Our management team administers all employment matters, such as recruiting and hiring, onboarding and training, compensation and rewards, performance management and professional development. We continuously evaluate and enhance our internal policies, process and practices to increase employee engagement and productivity.

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

ITEM 1A. RISK FACTORS

Operational Risks

We may elect to raise additional financing in 2022 and beyond, which may not be available to us on acceptable terms or at all.

We believe our existing capital resources, including proceeds received in connection with the $200.0 million senior secured convertible note issued in October 2020, will be sufficient to support our current and projected funding requirements through 2022. If the opportunity arises, we may elect to raise additional financing in 2022, including through an At-the-Market offering. However, unless and until we are able to generate a sufficient amount of revenue, reduce our costs and/or enter into a strategic relationship, we expect to finance future cash needs through our cash on hand. If we elect to or need to raise additional capital, we cannot be certain that additional financing will be available to us on favorable terms when required, or at all. In such circumstances, if we cannot raise additional capital, our financial condition, results of operations, business and prospects could be materially and adversely affected.

We cannot assure you that we will be successful in executing our business plan, which envisions the development of two new truck chassis platforms for production in 2023 and 2024 and the provision of a new delivery van to customers commencing in late 2022. Our failure to execute our business plan would have a material adverse effect on the Company’s business, financial position, results of operations, cash flows and liquidity.

We have developed a revised strategic product roadmap for our electric vehicle delivery offerings. This roadmap contemplates the development of two new truck chassis platforms, the W56 and W34, which are targeted for production in 2023 and 2024, respectively, with limited future sales of our C-Series delivery trucks. Product development involves numerous risks and uncertainties. We cannot assure you that we will be able to develop these new truck platforms on a timely basis or at all or that, if developed, these new truck platforms will meet applicable regulatory requirements (including Federal Motor Vehicle Safety Standards). Also, in order to accelerate time-to-market for customers seeking delivery of electric vehicles during 2022, we announced a strategic supply agreement with GreenPower pursuant to which we expect to offer our customers a Class 4 delivery van beginning in the second half of 2022. Even if we are able to make new truck platforms that meet regulatory requirements and offer the Class 4 delivery van, we may be unable to launch and ramp up production as necessary, we may experience unexpected costs, delays or service burdens, we may be unable to deliver such vehicles on an economical basis and our customers may not find our vehicles are acceptable for their use. Any of the foregoing would have a material adverse effect on our business, financial position, results of operations, cash flows and liquidity.

We may experience delays in launching and ramping up production or we may be unable to control our manufacturing costs.

We have previously experienced and may in the future experience launch and production ramp-up delays. In addition, we may introduce in the future new or unique manufacturing processes and design features for our products including enhancements under development relating to production assembly efficiency, material component availability, cost reduction and customer feedback. There is no guarantee we will be able to successfully and timely introduce and scale such processes or features. We have relatively limited experience to date in manufacturing electric vehicles at high volumes. To be successful, we will need to implement, maintain, and ramp-up efficient and cost-effective manufacturing capabilities, processes and supply chains and achieve the design tolerances, high quality and output rates planned at Union City. We also need to hire, train, and compensate skilled employees for operations. Bottlenecks and other unexpected challenges such as those experienced in the past may arise during our production ramps, and we must address them promptly while continuing to improve manufacturing processes and reducing costs. If we are not successful in achieving these goals, we could face delays in establishing and/or sustaining our vehicle production ramp-ups or be unable to meet our related cost and profitability targets. Any delay or other complication in ramping up the production of our current products or the development, manufacture, launch and production ramp-ups of our future products, features and services, or in doing so cost-effectively and with high quality, may harm our brand, business, prospects, financial condition, and operating results.

Our results of operations have not resulted in profitability and we may not be able to achieve profitability going forward.

We have an accumulated deficit of $510.4 million as of December 31, 2021. Except for the year ended December 31, 2020, we have had net losses every year since our inception. We may continue to incur net losses in 2022. We may incur significant losses in the future for a number of reasons, including the other risks described in "Risk Factors", and we may encounter unforeseen expenses, difficulties, complications, delays and other unknown events. Accordingly, we may not be able to achieve or maintain profitability. Our management is developing plans to alleviate the negative trends and conditions described above and there is no guarantee such plans will be successfully implemented. Our business plan is focused on providing sustainable and cost-effective solutions to the commercial transportation sector but is still unproven. There is no assurance that even if we successfully implement our business plan, we will be able to curtail our losses or ever achieve profitable operations. If we incur additional significant operating losses, our stock price may significantly decline.

We have yet to achieve positive cash flow and, given our projected funding needs, our ability to generate positive cash flow is uncertain.

We have had negative cash flow from operating activities of $132.6 million and $70.3 million for the years ended December 31, 2021 and 2020, respectively. We may continue to have negative cash flow from operating and investing activities for 2022 as we expect to incur research and development, sales and marketing, and general and administrative expenses and make capital expenditures in our efforts to increase sales and ramp up operations at our Union City facility. Our business also will at times require significant amounts of working capital to support our growth of additional platforms. An inability to generate positive cash flow for the near term may adversely affect our ability to raise needed capital for our business on reasonable terms, diminish supplier or customer willingness to enter into transactions with us, and have other adverse effects that may decrease our long-term viability. There can be no assurance the Company will achieve positive cash flow in the near future or at all.

We currently have a limited number of customers and prospective customers, we do not have long-term agreements with existing customers, and we expect that a significant portion of our future sales will be from a limited number of customers. The loss of any of these customers could materially harm our business.

A significant portion of our projected future revenue is expected to be generated from a limited number of fleet customers. Additionally, much of our business model is focused on building relationships with a few large fleet customers. Currently, we have no contracts with customers that include long-term commitments or minimum volumes to ensure future sales of vehicles. As such, a customer may take actions that negatively affect us for reasons we cannot anticipate or control, such as a customer’s financial condition, changes in the customer’s business strategy or operations, or the perceived performance or cost-effectiveness of our vehicles. In addition, as described above, we may not be able to meet customer requirements with the new truck chassis platforms we are developing and plan to offer to them. The loss of or a reduction in sales or anticipated sales to our most significant customers would have a material adverse effect on our business, prospects, financial condition and operating results.

Regulatory requirements may have a negative impact upon our business.

Our vehicles are subject to substantial regulation under federal, state, and local laws. In addition, these laws are subject to change. To the extent the laws change, or if we introduce new vehicles in the future (including, without limitation, the new truck chassis platforms we are developing), some or all of our vehicles may not comply with applicable federal, state, or local laws. Further, certain federal, state, and local laws and industrial standards currently regulate electrical and electronics equipment. Although standards for electric vehicles are not yet generally available or accepted as industry standards, our products may become subject to federal, state, and local regulation in the future. Compliance with these regulations could be burdensome, time consuming, and expensive.

For example, on September 22, 2021, we announced the Company decided to suspend deliveries of C-1000 vehicles and recall the 41 vehicles we had already delivered to customers. Our new leadership team determined that additional testing and modifications to existing vehicles are required to bring the C-1000 vehicles into full compliance with FMVSS. We further announced we filed a report with the National Highway Traffic Safety Administration (“NHTSA”) regarding the need for additional testing and vehicle modifications to bring our C-1000 vehicles into full compliance with FMVSS. We indicated our previous statements related to the C-1000’s compliance with NHTSA standards cannot be relied upon and also notified the Securities and Exchange Commission. The certification testing was completed in February 2022. In addition, further modifications to the vehicle will be made during the required FMVSS rework process, including a redesigned front suspension as well as supplier corrective action in certain components. Upon completion of this testing, the C-1000 platform was determined to be a low-volume, limited cargo capacity vehicle. We expect to transition manufacturing to a new platform in the near future.

Our products are subject to environmental and safety compliance with various federal and state regulations, including regulations promulgated by the Environmental Protection Agency, NHTSA, FAA and various state boards, and compliance certification is required for each new model year. NHTSA is active in requesting information from vehicle manufactures regarding potential product defects and safety measures. The cost of these compliance activities and the risks, delays, and expenses incurred in connection with such compliance could be substantial.

We may incur costs, expenses and penalties related to regulatory matters, governmental investigations, legal proceedings and other claims, which could have a material adverse effect on the Company's business, financial position, results of operations, cash flows or liquidity.

We are subject to extensive government regulations. Federal, state and local laws and regulations may change from time to time and our compliance with new or amended laws and regulations in the future may materially increase our costs and could adversely affect our results of operations and competitive position. In addition, violations of the laws and regulations to which we are subject could result in civil and criminal fines, penalties and sanctions against us, our officers or our employees, as well as prohibitions on the conduct of our business, and could also materially affect our reputation, business and results of operations.

As noted above, in September 2021 we filed a report with NHTSA regarding the need for additional testing and vehicle modifications to bring our C-1000 vehicles into full compliance with FMVSS. We are cooperating with NHTSA with respect to the recall of the outstanding vehicles; however, we cannot assure you NHTSA or other government authorities will not attempt to impose potentially significant fines and penalties in response to the recall.

At this point, we cannot estimate the ultimate impact on our company relating to this matter. In light of the uncertainties and many variables involved in NHTSA matters, we cannot assure you that the ultimate resolution of this matter will not have a material adverse effect on our business, financial position, results of operations, cash flows or liquidity.

Also as noted above, in September 2021, we disclosed our previous statements related to the C-1000’s compliance with NHTSA standards cannot be relied upon and we had so notified the Securities and Exchange Commission (“SEC”). On October 19 and November 1, 2021, we received letters from the SEC requesting we voluntarily provide information relating to (a) the events and trading in our securities leading up to the announcement of the award of a contract by the U.S. Postal Service for the manufacture of a postal service vehicle fleet and (b) recognition of revenue, if any, related to purchases of vehicles by certain of our customers. On November 5, 2021, the Department of Justice (“DOJ”) orally informed us it has a related open investigation covering the Company. We have not received any subpoena or other request for documents from the DOJ with respect to this investigation. We are cooperating with the SEC and DOJ investigations. At this point, we cannot predict the eventual scope, duration, or outcome of these matters. We cannot assure you the SEC, DOJ or another governmental agency will not pursue enforcement against us related to the circumstances surrounding such notification and, if there is such an enforcement action, in light of the uncertainties and many variables involved in such matters, we cannot assure you the ultimate resolution will not have a material adverse effect on our business, financial position, results of operations, cash flows or liquidity.

As described in Note 18, Commitments and Contingencies, to the consolidated financial statements included elsewhere in this Current Report on Form 10-K, we are party to litigation alleging violation of the securities laws. The Company believes these claims are without merit and intends to vigorously defend itself. However, we cannot assure you the ultimate resolution of these claims will not have a material adverse effect on our business, financial position, results of operations, cash flows or liquidity.

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

Pandemics, epidemics, or disease outbreaks in the U.S. or globally may disrupt our business, which could materially affect our business, financial condition, liquidity, and results of operations as well as future expectations. The COVID-19 pandemic and associated variants, including changes in consumer and business behavior, pandemic fears, market downturns, and restrictions on business and individual activities, has created significant volatility in the global economy and led to reduced economic activity. However, the full extent to which the COVID-19 pandemic and associated variants impact our business, prospects, financial condition, results of operations, and cash flows will depend on future developments, which are highly uncertain and cannot be predicted with confidence. In particular, if the COVID-19 pandemic continues to spread or re-emerges, resulting in a prolonged period of travel, commercial, social and other similar restrictions, we could experience among other things labor disruptions, an inability to manufacture, an inability to sell to our customers and an impaired ability to access credit and the capital markets. Further, we rely upon third-party manufacturers to provide certain parts incorporated into our vehicles. As a result of the COVID-19 pandemic and the measures designed to contain the spread of the virus, our third-party manufacturers may not have the materials, capacity, or capability to manufacture such parts according to our schedule and specifications. If our third-party manufacturers’ operations are curtailed, we may need to seek alternate manufacturing sources, which may be more expensive. Alternate sources may not be available or may result in delays in shipments to us from our supply chain and subsequently to our customers, each of which would affect our results of operations. While the ongoing disruptions and restrictions on the ability to travel, quarantines, and temporary closures of the facilities of our third-party manufacturers and suppliers, as well as general limitations on movement in the region are expected to be periodic and temporary, the duration and severity of production and supply chain disruptions, and the related financial impacts, cannot be estimated at this time. Should the production and distribution closures continue for an extended period of time, the impact on our supply chain in the United States, China and globally, this could have a material adverse effect on our results of operations and cash flows.

Our limited operating history makes it difficult for us to evaluate our future business prospects and make decisions based on those estimates of our future performance.

As we begin to implement our manufacturing capabilities, it is difficult, if not impossible, to forecast our future results based upon our historical data. Because of the uncertainties related to our lack of historical operations in a highly regulated and rapidly evolving industry, we may be hindered in our ability to anticipate and adapt to increases or decreases in revenues or expenses. If we make poor budgetary decisions as a result of limited historical data, we could be less profitable or incur losses.

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

We believe much of the present and projected demand for commercial electric vehicles results from concerns about volatility in the cost of petroleum-based fuel, the dependency of the United States on oil from unstable or hostile countries, government regulations and economic incentives promoting fuel efficiency and alternative forms of energy, as well as the belief that climate change results in part from the burning of fossil fuels. If the cost of petroleum-based fuel decreased significantly, the outlook for the long-term supply of oil to the United States improved, the government eliminated or modified its regulations or economic incentives related to fuel efficiency and alternative forms of energy, or if there is a change in the perception that the burning of fossil fuels negatively impacts the environment, the demand for commercial electric vehicles could be reduced, and our business and revenue may be harmed.

Diesel and other petroleum-based fuel prices have been extremely volatile, and we believe this volatility will persist. Lower diesel or other petroleum-based fuel prices over extended periods of time may lower the perception in government and the private sector that cheaper, more readily available energy alternatives should be developed and produced. If diesel or other petroleum-based fuel prices remain at deflated levels for extended periods of time, the demand for commercial electric vehicles may decrease, which would have an adverse effect on our business, prospects, financial condition, and operating results.

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

As part of our sales efforts, we must educate fleet managers as to the economical savings we believe they will achieve over the life of the vehicle. As such, we believe operators of commercial vehicle fleets should consider a number of factors when deciding whether to purchase our commercial electric vehicles (or commercial electric vehicles generally) or vehicles powered by internal combustion engines, particularly diesel-fueled or natural gas-fueled vehicles. We believe these factors include:

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

We currently do not have and do not expect to have a significant number of long-term supply contracts with guaranteed pricing which exposes and will expose us to fluctuations in component, materials and equipment prices. Substantial increases in these prices would increase our operating costs and could adversely affect our business, financial position, results of operations, cash flows or liquidity.

Because we currently do not have and do not expect to have long-term supply contracts with guaranteed pricing, we are and will be subject to fluctuations in the prices of the raw materials, parts and components and equipment we use in the production of our vehicles. Substantial increases in the prices for such raw materials, components and equipment would increase our operating costs and could reduce our margins if we cannot recoup the increased costs through increased vehicle prices. Any attempts to increase the announced or expected prices of our vehicles in response to increased costs could be viewed negatively by our customers and could adversely affect our business, financial position, results of operations, cash flows or liquidity.

If we are unable to scale our operations at our Union City facility in an expedited manner from our limited low volume production to high volume production, our business, financial position, results of operations, cash flows and liquidity will be adversely affected.

We are assembling our orders at our Union City facility which has been acceptable for our historical orders. To satisfy increased demand, we will need to quickly scale operations in our Union City facility as well as scale our supply chain including access to batteries. Such a substantial and rapid increase in operations may strain our management capabilities. Our business, financial position, results of operations, cash flows and liquidity could be adversely affected if we experience disruptions in our supply chain, if we cannot obtain materials of sufficient quality at reasonable prices or if we are unable to scale our Union City facility.

We depend upon key personnel and need additional personnel. The loss of key personnel or the inability to attract additional personnel may adversely affect our business and results of operations.

Our success depends on the continuing services of our executive leadership team and top management. The loss of any of these individuals could have a material and adverse effect on our business operations. Additionally, the success of our operations will largely depend upon our ability to successfully attract and maintain other competent and qualified key management personnel. As with any company with limited resources, there can be no guarantee we will be able to attract such individuals or the presence of such individuals will necessarily translate into profitability for our company. Our inability to attract and retain key personnel may materially and adversely affect our business operations. Any failure by our management to effectively anticipate, implement, and manage the changes required to sustain our growth would have a material adverse effect on our business and results of operations.

We face intense competition. Some of our competitors have substantially greater financial or other resources, longer operating histories and greater name recognition than we do and could use their greater resources and/or name recognition to gain market share at our expense or could make it very difficult for us to establish market share.

Companies currently competing in the fleet logistics market offering alternative fuel medium-duty trucks include General Motors, Ford Motor Company and Freightliner. There are also a number of new, well capitalized entrants into the market place. Ford and Freightliner are currently selling alternative fuel fleet vehicles including hybrids and General Motors' subsidiary Brightdrop has recently brought a medium duty electric delivery van to market. General Motors, Ford and Freightliner have substantially more financial resources, established market positions, long-standing relationships with customers and dealers, and have more significant name recognition, technical, marketing, sales, financial and other resources than we do. Although we believe that HorseFly, our unmanned aerial system (“UAS”), is unique in the marketplace in that it currently does not have any competitors when it comes to a UAS that works in combination with a truck, there are better-financed competitors in this emerging industry, including Google and Amazon. Our model is focused on coupling our delivery drone with delivery trucks supplementing the existing model and providing shorter-term flight patterns. Google and Amazon have significantly more financial resources, established market positions, long-standing relationships with customers, more significant name recognition and a larger scope of resources including technical, marketing and sales than we do.

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
•perceptions about electric vehicle quality, safety, design, performance and cost;
•perceptions about the total cost of ownership of electric vehicles, including the initial purchase price and operating and maintenance costs;
•the environmental consciousness of customers;
•the ability of electric vehicles to successfully compete with vehicles powered by internal combustion engines;
•the availability of other alternative fuel vehicles, including plug-in hybrid electric vehicles; and
•availability of tax and other governmental incentives to purchase and operate electric vehicles or future regulation requiring increased use of nonpolluting vehicles.

We cannot assume growth in the electric vehicle industry will continue. Our business will suffer if the electric vehicle industry does not grow or grows more slowly than it has in recent years or if we are unable to maintain the pace of industry demands.

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

We may be unable to keep up with changes in electric vehicle technology and, as a result, may suffer a decline in our business and competitive position.

Our products and the new products we are developing under our strategic roadmap are designed for use with, and are dependent upon, existing electric vehicle technology. As technologies change, we plan to upgrade or adapt our products to continue to provide products with the latest technology. However, our products may become obsolete or our research and development efforts may not be sufficient to adapt to changes in or to create the necessary technology. Thus, our potential inability to adapt and develop the necessary technology may harm our business and competitive position.

The failure of certain key suppliers to provide us with the necessary components of our products according to our schedule and at price, quality levels and volumes acceptable to us could have a severe and negative impact upon our business.

We rely and will rely on various suppliers to provide critical components and materials used in our vehicles, including our battery packs. However, we have a limited number of definitive supply agreements. Changes in business conditions, pandemics, wars, including the Russian invasion of Ukraine and world sanctions on Russia, Belarus, and related parties, governmental changes, and other factors beyond our control or which we do not presently anticipate could negatively affect our ability to receive components. If component suppliers become unwilling or unable to provide components, there are a limited number of alternative suppliers who could provide them and the price for them could be substantially higher. A failure by our major suppliers to provide these components could severely restrict our ability to manufacture our products and prevent us from fulfilling customer orders in a timely fashion.

Continued disruption of supply, shortage of materials or increases in costs, in particular for battery packs or microchips, could harm our business.

Our ability to manufacture our vehicles depends on the continued supply of battery packs, including the competent battery cells, used in our products. We have in the past experienced a battery pack supply chain constraint as a result of our existing supplier's inability to keep up with volume requirements. We continue to work with our current supplier to overcome these supply constraints and have also begun collaborating with an additional supplier, subject to appropriate testing, to further expand our battery pack options.

Furthermore, due to the COVID-19 pandemic and increased demand for consumer products, a global shortage of microchips has been reported since early 2021, and the impact to us is yet unknown. As a result, our ability to source semiconductor chips may be adversely affected. Impacts of the shortage may result in increased chip delivery lead times, delays in the production of our vehicles, and increased costs to source available semiconductor chips.

Product liability or other claims could have a material adverse effect on our business.

The risk of product liability claims, product recalls, and associated adverse publicity is inherent in the manufacturing, marketing, and sale of electrical vehicles. Although we have product liability insurance for certain of our consumer and commercial products, that insurance may be inadequate to cover all potential product claims. Any product recall or lawsuit seeking significant monetary damages either in excess of our coverage, or outside of our coverage, may have a material adverse effect on our business and financial condition. We may not be able to secure additional product liability insurance coverage on acceptable terms or at reasonable costs when needed. A successful product liability claim against us could require us to pay a substantial monetary award. Moreover, a product recall, such as the one initiated by the Company in 2021, could generate substantial negative publicity about our products and business and inhibit or prevent commercialization of other future product candidates. We cannot provide assurance such claims and/or recalls will not be made in the future.

Our success may be dependent on protecting our intellectual property rights.

We rely on trade secret protections to protect our proprietary technology as well as several registered patents and patent applications. Our patents and patent applications relate to the vehicle chassis assembly, vehicle header and drive module, manifold for electric motor drive assembly, onboard generator drive system for electric vehicles and the delivery drone. Our success will, in part, depend on our ability to obtain additional trademarks and patents. We are working on registering additional patents and trademarks with the United States Patent and Trademark Office. Although we have entered into confidentiality agreements with our employees and consultants, we cannot be certain others will not gain access to these trade secrets. Others may independently develop substantially equivalent proprietary information and technologies or otherwise gain access to our trade secrets. Therefore we may be subject to disputes with our employees over ownership of any new technologies or enhancements such employees help to develop.

Our business may be adversely affected by union activities.

Although none of our employees are currently represented by a labor union, it is common throughout the automotive industry for many employees to belong to a union, which can result in higher employee costs and increased risk of work stoppages. Our employees may join or seek recognition to form a labor union, or we may be required to become a union signatory. Our production facility in Union City, Indiana was purchased from Navistar. Prior employees of Navistar were union members and our future work force at this facility may be inclined to vote in favor of forming a labor union. Furthermore, we are directly or indirectly dependent upon companies with unionized work forces, such as parts suppliers and trucking and freight companies, and work stoppages or strikes organized by such unions could have a material adverse impact on our business, financial condition or operating results. If a work stoppage occurs, it could delay the manufacture and sale of our trucks and have a material adverse effect on our business, prospects, operating results or financial condition. The mere fact our labor force could be unionized may harm our reputation in the eyes of some investors. Consequently, the unionization of our labor force could negatively impact our company.

We may be exposed to liability for infringing upon the intellectual property rights of other companies.

Our success will, in part, depend on our ability to operate without infringing on the proprietary rights of others. Although we have conducted searches and are not aware of any patents and trademarks which our products or their use might infringe, we cannot be certain that infringement has not or will not occur. We could incur substantial costs, in addition to the great amount of time lost and negative publicity, in defending any patent or trademark infringement suits or in asserting any patent or trademark rights, in a suit with another party. In the event that a claim relating to intellectual property is asserted against us, we may need to seek licenses to such intellectual property which could result in significant costs, including substantial licensing fees or royalties.

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

The battery packs in our electric vehicles use lithium-ion cells, which have been used for years in laptop computers and cell phones. On occasion, if not appropriately managed or subject to environmental stresses, lithium-ion cells can rapidly release the energy they contain by venting smoke and flames in a manner that can ignite nearby materials. Highly publicized incidents of laptop computers and cell phones bursting into flames have focused consumer attention on the safety of these cells. These events also have raised questions about the suitability of these lithium-ion cells for automotive applications. There can be no assurance that a field failure of our battery packs will not occur, which would damage the vehicle or lead to personal injury or death and may subject us to lawsuits. Furthermore, there is some risk of electrocution if individuals who attempt to repair battery packs on our vehicles do not follow applicable maintenance and repair protocols. Any such damage or injury would likely lead to adverse publicity and potentially a safety recall. Any such adverse publicity related to the suitability of lithium-ion cells for automotive applications, the social and environmental impacts of mineral mining or procurement associated with the constituents of lithium-ion cells, or any future incident involving lithium-ion cells, such as a vehicle or other fire could adversely affect our reputation, business, prospects, financial condition and operating results.

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

Risks Related to Our Convertible Note

In the event we do not redeem our debt in shares of common stock, servicing our debt requires a significant amount of cash, and we may not have sufficient cash flow from our business to pay our obligations under the remaining 4.0% Senior Secured Convertible Note (the "Note").

Our ability to make scheduled payments of principal or to pay interest on or to refinance the Note depends on our future performance, which is subject to economic, financial, competitive and other factors, some of which are beyond our control. As of December 31, 2021, our outstanding indebtedness is approximately $24.7 million (including $27.5 million principal amount under the Note), and the terms of the Note requires us to repay or redeem the full principal amount of the Note at maturity or any other time. Our business may not generate cash flow from operations in the future sufficient to satisfy our obligations under the Note. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as reducing or delaying investments or capital expenditures, selling assets, refinancing or obtaining additional equity capital on terms that may be onerous or highly dilutive. Our ability to refinance the Note will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on the Note.

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

Conversion of the Note will dilute the ownership interest of existing stockholders and may otherwise depress the price of our common stock.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2. PROPERTIES
We operate facilities in Ohio, Indiana and Michigan. Our corporate headquarters and research and development facility is located in Southwest Ohio and our primary manufacturing facility is located in Union City, Indiana.
We believe our facilities are in good operating condition and that our facilities are adequate for all present and near term uses.
ITEM 3. LEGAL PROCEEDINGS

For a description of certain material legal proceedings, please see Note 18, Commitments and Contingencies, to the consolidated financial statements included elsewhere in this Current Report on Form 10-K. See also Management's Discussion and Analysis of Financial Condition and Results of Operations - Overview for a discussion of certain regulatory matters.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
Our common stock is traded on the NASDAQ Capital Market under the symbol “WKHS”.
Holders of our Common Stock
As of February 1, 2022, we had approximately 200 shareholders of record. This does not include persons whose stock is in nominee or "street name" accounts through banks, brokers and other financial institutions.
Dividend Policy
We have never declared or paid cash dividends on our common stock. We currently intend to retain future earnings, if any, to finance the expansion of our business. As a result, we do not anticipate paying any cash dividends in the foreseeable future. Any future determination to declare cash dividends will be made at the discretion of our Board of Directors, subject to applicable laws, and will depend on our financial condition, results of operations, capital requirements, general business conditions and other factors that our Board of Directors may deem relevant.

Stock Performance Graph
This performance graph shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or incorporated by reference into any filing of Workhorse Group Inc. under the Securities Act of 1933, as amended (the “Securities Act”), or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.
The following graph shows a comparison, from January 1, 2017 through December 31, 2021, of the cumulative total return on our common stock, The NASDAQ Composite Index and a peer group of companies determined by us. Such returns are based on historical results and are not intended to suggest future performance. Data for The NASDAQ Composite Index and the peer group companies assumes an investment of $100 on January 1, 2017 and reinvestment of dividends. We have never declared or paid cash dividends on our common stock nor do we anticipate paying any such cash dividends in the foreseeable future.
We do not believe that there is a single published industry or line of business index that is appropriate for comparing stockholder returns. As a result, we have selected a peer group comprised of companies that compete with us directly or indirectly in the electric vehicle OEM market. Our current peer group, reference in the graph above, consists of Arrival, Canoo Inc., Electric Last Mile Solutions, Inc., Fisker Inc., Lightning eMotors, Inc., The Lion Electric Company, Lordstown Motors Corp., Nikola Corporation, Proterra Inc., REE Automotive Ltd., The Shyft Group, Inc., and XL Fleet Corp. Our previous peer group, referenced in the graph above, consisted of Blink Charging Co., General Motors Co, Hyliion Holdings Corp., Navistar, Inc., Nikola Corporation, NIO Inc., Paccar Inc, Plug Power Inc, The Shyft Group, Inc., and Tesla, Inc.
Recent Sales of Unregistered Securities and Use of Proceeds
During the quarter ended December 31, 2021, there were no sales by the Company of equity securities that have not been registered under the Securities Act of 1933.
Purchases of Equity Securities by the Issuer

During the quarter ended December 31, 2021, no shares of our common stock were repurchased by the Company.
ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the consolidated financial statements and the related notes included elsewhere in this Annual Report on Form 10-K. For discussion related to changes in financial condition and the results of operations for fiscal year 2019-related items, refer to Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for fiscal year 2020, which was filed with the Securities and Exchange Commission on March 1, 2021.
Overview and 2021 Highlights

We are a technology company with a vision to pioneer the transition to zero-emission commercial vehicles. Our primary focus is to provide sustainable and cost-effective solutions to the commercial transportation sector. We design and manufacture all-electric delivery trucks and drone systems, including the technology that optimizes the way these vehicles operate. We are focused on our core competency of bringing our electric delivery vehicle platforms to market.

During 2021, we were focused on bringing our existing C-1000 vehicles into full compliance with Federal Motor Safety Vehicle Standards (“FMVSS”), increasing our vehicle production and capacity, increasing the affordability of our vehicles, and developing and introducing our next generation of products. We continue to focus on product quality, manufacturing capacity and operational planning, and engineering and design to enable increased deliveries and deployments of our products and future revenue growth.

During the period, we began development of a revised strategic product roadmap for our electric vehicle delivery offerings. The foundation of this plan is the development of two new truck chassis platforms, the W56 and W34, which we intend to replace the C-1000 for most applications. The W56, based on long-standing Company know-how in the Class 5 and 6 truck chassis market is expected to begin production in 2023. The W34 platform will be our second generation, low floor, advanced feature set offering for the Class 3 and 4 truck chassis market and is expected to begin production in 2024.

We continue to seek out opportunities to grow the business organically, and by expanding relationships with existing customers and by seeking out new business. We believe we are well positioned to take advantage of long-term opportunities and continue our efforts to bring product innovations to-market. Some of our recent strategic developments include:

•The appointment of our new executive leadership team, which supports go-forward operating and commercial plans and executes on our plan to transition from an advanced technology start-up to an efficient manufacturing company.

•Our relationship with Amerit Fleet Solutions, a provider of customized fleet maintenance and repair programs nationwide, demonstrates our ability to provide maintenance service programs for electric and clean fuel technologies by integrating operational, maintenance and fleet data into an accessible portal, allowing for real-time tracking and expedited response times.

Management Opportunities, Challenges and Risks and 2022 Outlook

Commercial Vehicles

We announced the development of the C-Series electric delivery truck in 2017, a vehicle aimed at the Class 3 truck market and which leverages an ultra-low floor delivery vehicle platform. We utilized our extensive customer experience gained from working with our E-Series customers to design this product.

During the third quarter of 2021, we announced our decision to suspend deliveries of our C-1000 vehicles and recall the 41 vehicles we have already delivered to customers when management determined that additional testing and modifications to existing vehicles are required to bring the C-1000 vehicles into full compliance with Federal Motor Vehicle Safety Standards (“FMVSS”). We further announced the Company filed a report with the National Highway Traffic Safety Administration (“NHTSA”) regarding the need for additional testing and vehicle modifications to bring our C-1000 vehicles into full compliance with FMVSS. We indicated our previous statements related to the C-1000’s compliance with NHTSA standards cannot be relied upon and so notified the Securities and Exchange Commission. For further discussion on this matter, please see Note 18, Commitments and Contingencies, to the consolidated financial statements included elsewhere in this Current Report on Form 10-K.

In connection with the recall, we recorded a $2.4 million refund liability in our consolidated balance sheets for the purchase price of the vehicles to be refunded to customers as of December 31, 2021. As of December 31, 2021, we also recorded a $1.6 million asset for recovery, the value of which was determined by adjusting the former carrying amount of the vehicles being returned for expected costs to recover and complete necessary repairs and modifications.

We also began extensive testing on the C-1000 vehicles during the fourth quarter of 2021, which included brake testing, analytical load testing, durability, and review of the field data on our electric powertrain. The goal of this testing was to determine the viability of the C-Series product line. Upon completion of this testing in the first quarter of 2022, the C-1000 platform was determined to be a low-volume, limited cargo capacity vehicle. We expect to transition manufacturing to the W56 and W34 platforms in the near future, as described below.

In connection with our decision to limit future production of the C-Series vehicles, we recorded reserves for any excess or obsolete inventories exceeding our planned production volume. We also recorded reserves for inventories that had net realizable values less than their carrying value. The total inventory reserve as of December 31, 2021 was $77.0 million, as compared to $2.0 as of December 31, 2020.

Additionally, we recorded an impairment of approximately $6.8 million for certain assets such as tooling and machinery related to the production of the C-Series vehicles that are no longer intended to be used.

We also recorded a reserve for prepaid purchases of approximately $23.9 million related to deposits made on planned future purchases of inventory used in the production of the C-Series vehicles.

Product Roadmap

Workhorse has developed a revised strategic product roadmap for our electric vehicle delivery offerings. The foundation of this plan is the development of two new truck chassis platforms, the W56 and W34. The W56, based on long-standing Company know-how in the Class 5 and 6 truck chassis market, is expected to begin production in 2023. The W34 platform will be our second generation, low floor, advanced content offering for the Class 3 and 4 truck chassis market and is expected to begin production in 2024.

In order to accelerate time-to-market for customers seeking delivery of electric vehicles during 2022, we entered into a strategic supply agreement (the “Supply Agreement”) with GreenPower Motor Company Inc. (“GreenPower”). Under the agreement, we will have exclusive rights to sell Class 4 step vans based on the GreenPower supplied base vehicle. The finished Class 4 step vans will be available for sale in the United States and Canada, under the Workhorse brand and with Workhorse after sales and support service. The van, known as the W750, will have approximately 750 cubic foot capacity and will feature up to 150 miles of all-electric range, with a payload capacity of five thousand pounds. We expect the first deliveries of the W750 will occur later in 2022.

U.S. Post Office Replenishment Program / Next Generation Delivery Vehicle Project

Workhorse was one of the five participants that the United States Postal Service (“USPS”) selected to build prototype vehicles for the USPS Next Generation Delivery Vehicle (“NGDV”) project to replace approximately 165,000 vehicles in its existing fleet. Workhorse delivered six vehicles for prototype testing under the NGDV Acquisition Program and on February 23, 2021, the USPS announced it awarded a contract to Oshkosh Defense, LLC (“Oshkosh”) to manufacture a new generation of U.S.-built postal delivery vehicles and assemble 50,000 to 165,000 vehicles over the next ten years.

On June 16, 2021, the Company filed a bid protest against the United States in the United States Court of Federal Claims in connection with the USPS award of the contract for its Next Generation Delivery Vehicle to Oshkosh. On September 15, 2021, the Company withdrew its bid protest filed in the United States Court of Federal Claims.

Aerospace

HorseFly™

Our HorseFly (“HorseFly”) Unmanned Aerial Vehicle (“UAV”) is the first in a family of custom-built, high-efficiency delivery UAVs being designed to be integrated with our line of electric delivery trucks. The Horsefly is a 4 rotor UAV that can fly fully autonomously and is designed for safety, efficiency, and the rigors of day-to-day delivery service. The HorseFly system is designed such that a driver or driver’s assistant can maintain line-of-sight operation of the UAV delivery process and to conform to the Federal Aviation Administration (“FAA”) guidelines for UAV operation in the U.S.

Our Metron - Air delivery application is a custom HorseFly user control center. We built this technology to allow users a variety of planning, control and monitoring options, including monitoring locations of the truck, package and drone, and real-time onboard video of the HorseFly drone.

We recently announced that we entered into a pilot program with the U.S. Department of Agriculture’s Natural Resources Conservation Service (“NRCS”) to demonstrate our ability to provide small UAS as a service to support NRCS efforts in Mississippi. As part of the pilot program, we will offer small UAS services, including monitoring via drone, data procurement and analytics. Automating the daily audits with the small UAS will allow the NRCS to expedite information delivery, increase safety for auditors on the ground, be more cost-effective, increase fidelity of the data gathered, and ultimately create a more efficient procedure. The first phase of the program involves the Company collaborating with NRCS agents to gain a field-level understanding of the program’s deliverables before implementing it’s UAS technology to gather actionable data and insights.

Certus Unmanned Aerial Systems LLC

Upon completion of the sale of our SureFly™ Multicopter in 2019, we entered into a joint venture agreement with Moog Inc. (“Moog”) for the development of our HorseFly UAV and the related business. Under the agreement, Workhorse and Moog contributed certain complimentary assets to Certus Unmanned Aerial Systems LLC (“Certus”), which is 50% owned by both the Company and Moog. Through Certus, teams from Workhorse and Moog are improving HorseFly’s components and subsystems with the goal of bringing the highest quality UAV to-market.

Impact of COVID-19 Pandemic

There continues to be worldwide impact from the COVID-19 pandemic. During 2021, there has been a trend in many parts of the world of increasing availability and administration of the vaccine against COVID-19, as well as an easing of restrictions on social, business, travel and government activities and functions. However, infection rates and regulations continue to fluctuate and there are ongoing global impacts resulting from the pandemic, including challenges and increases in costs for logistics and supply chains, such as increased port congestion, and intermittent supplier delays. While we have been relatively successful in navigating the impact from the COVID-19 pandemic, we have previously been affected by temporary manufacturing closures. As of December 31, 2021, our locations and primary suppliers continue to operate and we continue to work through supplier constraints caused by the COVID-19 outbreak, as well as the supply chain difficulties. The Company is taking a variety of measures to maintain operations with as minimal an impact as possible to promote the safety and security of our associates, including increased frequency of cleaning and disinfecting of facilities, social distancing, remote working when possible and limitations on visitor access to facilities.

On March 27, 2020, the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”) was signed into law. The CARES Act, among other things, includes provisions relating to refundable payroll tax credits, deferment of employer side social security payments, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations and technical corrections to tax depreciation methods for qualified improvement property. As a result, the Company made provision to defer the employer side social security payments for the last three quarters of 2020, to be paid in two equal installments of $0.2 million each in 2021 and 2022.

Additionally, we entered into a Paycheck Protection Program Term Note (“PPP Note”) with PNC Bank, N.A. under the Paycheck Protection Program of the CARES Act. The Company received total proceeds of $1.4 million from the PPP Note and used the proceeds primarily to cover payroll costs. The outstanding principal and accrued interest on the PPP Note were forgiven in January 2021.

We cannot predict the duration or direction of current global trends from this pandemic, the sustained impact of which is largely unknown, is rapidly evolving and has varied across geographic regions. Ultimately, we continue to monitor macroeconomic conditions to remain flexible and to optimize and evolve our business as appropriate, and we will have to accurately project demand and infrastructure requirements globally and deploy our production, workforce and other resources accordingly. For more detailed descriptions of the impact and risks to our business, please see certain risk factors described in Part I, Item 1A, Risk Factors in this Annual Report on Form 10-K.

Results of Operations
Our Consolidated Statements of Operations financial information is as follows:

	For the Years Ended December 31,
	2021	2020	2019
Sales, net of returns and allowances	$(851,922)	$1,392,519	$376,562
Cost of sales	132,492,110	13,067,108	5,844,891
Gross loss	(133,344,032)	(11,674,589)	(5,468,329)
Operating expenses
Selling, general and administrative	40,160,795	20,157,658	10,199,534
Research and development	11,610,027	9,148,931	8,199,074
Total operating expenses	51,770,822	29,306,589	18,398,608
Loss from operations	(185,114,854)	(40,981,178)	(23,866,937)
Interest expense, net	12,644,164	190,520,337	29,145,690
Other loss (income)	225,432,884	(323,111,944)	(15,849,800)
(Loss) income before (benefit) provision for income taxes	(423,191,902)	91,610,429	(37,162,827)
(Benefit) provision for income taxes	(21,847,089)	21,833,930	—
Net (loss) income	$(401,344,813)	$69,776,499	$(37,162,827)

Revenue
Sales decreased $2.2 million in the year ended December 31, 2021 as compared to the year ended December 31, 2020, primarily due to an increase in sales returns and allowances in connection with the recall of our C-1000 vehicles announced in the third quarter of 2021.
Cost of Sales
Cost of sales includes direct and indirect materials, labor costs, manufacturing overhead, including depreciation costs of tooling and machinery, shipping and logistics costs, and reserves for estimated warranty expenses. Cost of sales also includes charges to write down the carrying amount of tooling and machinery when it exceeds the fair value of the asset or asset group, charges to write down the carrying value of our inventory when it exceeds its estimated net realizable value and to provide for obsolete and on-hand inventory in excess of forecasted demand.
Cost of sales increased $119.4 million in the year ended December 31, 2021 as compared to the year ended December 31, 2020. The increase was primarily due to a $75.0 million increase in the inventory reserve, a $23.9 million increase in the prepaid purchases reserve, and a $6.8 million impairment charge to adjust the carrying amount of tooling and other assets related to the C-Series electric delivery truck. The year over year increases described above were primarily driven by the Company's decision to produce the C-1000 platform at low-volume and transition to a new all-electric delivery truck platform in the near future. This decision was based on results of extensive testing performed on the C-1000 vehicles, which concluded in early 2022.
Additionally, there was an increase of $5.0 million in employee and labor related expenses from increased headcount, a $4.9 million increase in manufacturing overhead attributable to an increase in volume related to our production of the C-Series electric delivery truck, and a $3.4 million increase in consulting costs.
Selling, General and Administrative Expenses
Selling, general and administrative (“SG&A”) expenses generally consist of personnel and facilities costs related to our sales, marketing, executive, finance, human resources, information technology and legal organizations as well as fees for professional and contract services and litigation settlements.
SG&A expenses increased $20.0 million in the year ended December 31, 2021 as compared to the year ended December 31, 2020. The increase was primarily due to an increase of $7.9 million in employee and labor related expenses from increased headcount and the appointments of our new executive leadership team during the year. Additionally, there was an increase of $7.0 million in professional services related to litigation and settlements, marketing programs, investor relations services and general consulting fees, a $3.1 million increase in selling related fees, and a $1.4 million increase in corporate insurance premiums.
Research and Development Expenses
Research and development (“R&D”) expenses consist primarily of personnel costs for our teams in engineering and research, manufacturing engineering and manufacturing test organizations, prototyping expense, and contract and professional services.
R&D expenses increased $2.5 million in the year ended December 31, 2021 as compared to the year ended December 31, 2020. The increase was primarily due to an increase in employee and labor related expenses due to an increase in headcount to support our expanding product roadmap such as the new W56 and W34 truck chassis platforms and continuing development of our HorseFly UAV.
Other Loss (Income)
Other loss (income) consists primarily of gains and losses related to changes in fair value and sales of our Investment in Lordstown Motors Corp. (“LMC”), which was sold during the third quarter of 2021.
Other (loss) income changed unfavorably by $548.5 million in the year ended December 31, 2021 as compared to the year ended December 31, 2020. During the year ended December 31, 2021, we recognized a loss of $225.4 million, primarily attributable to unfavorable changes in fair value and sale of our Investment in LMC. During the year ended December 31, 2020, we recognized income of $323.1 million, primarily attributable to favorable changes in fair value of our Investment in LMC.
Interest Expense, Net
Net interest expense consisted of the following:

	For the Years Ended December 31,
	2021	2020	2019
Change in fair value of convertible notes and loss on exchange for common stock	$7,324,035	$160,749,118	$981,728
Contractual interest expense	6,737,902	4,832,128	4,673,979
(Gain) loss on extinguishment of debt	(1,411,000)	—	6,079,000
Other	(6,772)	355,096	119,566
Change in fair value of warrant liability	—	12,176,690	15,369,253
Amortization of discount and debt issuance costs	—	7,696,671	1,922,164
Loss on extinguishment of mandatorily redeemable Series B preferred stock	—	4,710,634	—
Total interest expense, net	$12,644,165	$190,520,337	$29,145,690

Interest expense decreased $177.9 million in the year ended December 31, 2021 as compared to the year ended December 31, 2020, primarily due to a reduction of $153.4 million related to fair value adjustments and losses on conversion of our convertible notes. Additionally, there was a decrease of $12.2 million related to mark-to-market adjustments and losses on exercises of warrants issued to lenders, a $7.7 million decrease in costs related to the issuance of our convertible notes, and a $4.7 million decrease in losses recognized on the redemption of Series B Preferred Stock.
Provision for Income Tax

For the years ended December 31, 2021 and 2020, the Company has taxable losses primarily due to operations and stock compensation related deductions and thus has no current tax expense recorded. As of December 31, 2021, the Company increased the valuation allowance recorded against its deferred tax assets due to the sale of LMC shares during the year and the uncertainty about our ability to utilize our remaining deferred tax assets in future years. As of December 31, 2020, the Company released the valuation allowance with the exception of certain tax credits and net operating losses that will not be realizable due to IRC Section 382 Ownership Change limitations. As a result, the deferred tax expense recorded in 2020 was reversed and the Company recognized a deferred tax benefit in 2021 to reinstate the valuation allowance.

Liquidity and Capital Resources
From inception, we have financed our operations primarily through sales of equity securities and issuance of debt. We have utilized this capital for research and development and to fund designing, building and delivering vehicles to customers and for working capital purposes.
As of December 31, 2021, we had approximately $201.6 million in cash and cash equivalents, compared to approximately $46.8 million as of December 31, 2020, an increase of $154.8 million. The increase in cash and cash equivalents was primarily attributable to the January 2021 release of $194.4 million of restricted cash held in escrow from the convertible notes net proceeds issued in October 2020, in addition to proceeds of $105.1 million received in connection with the sale of our investment in LMC. The increase in cash and cash equivalents was offset by cash used in operations related to ramp-up of production of our C-Series vehicles, consulting and professional fees, and compensation related expenses.
We believe our existing capital resources will be sufficient to support our current and projected funding requirements for at least the next twelve months, after which time additional funding may be required. However, if the opportunity arises, we may elect to raise additional capital in 2022 through an At-the-Market program or similar instrument.
Cash Requirements
From time to time in the ordinary course of business, we enter into agreements with vendors for the purchase of components and raw materials to be used in the manufacture of our products. However, due to contractual terms, variability in the precise growth curves of our development and production ramps, and opportunities to renegotiate pricing, we generally do not have binding and enforceable purchase orders under such contracts beyond the short term, and the timing and magnitude of purchase orders beyond such period is difficult to accurately project.
We currently expect our capital expenditures to upgrade our facilities in Indiana, Ohio and Michigan to be between $25.0 and $35.0 million in 2022.
As of December 31, 2021, we had outstanding $27.5 million in aggregate principal amount of indebtedness and our total minimum lease payments are $5.9 million. For details regarding our indebtedness and lease obligations, refer to Note 8, Debt, and Note 9, Leases, to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
Sources and Condition of Liquidity
With the exception of contingent and royalty payments that we may receive under our existing collaborations, we do not currently have any committed future funding. To the extent we raise additional capital by issuing equity securities, our stockholders could at that time experience substantial dilution. Any debt financing that we can obtain may involve operating covenants that restrict our business.
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
For the years ended December 31, 2021 and 2020, we maintained an investment in a bank money market fund. Cash in excess of immediate requirements is invested with regard to liquidity and capital preservation. Wherever possible, we seek to minimize the potential effects of concentration and degrees of risk. We will continue to monitor the impact of the changes in the conditions of the credit and financial markets to our investment portfolio and assess if future changes in our investment strategy are necessary.

Summary of Cash Flows

	For the Years Ended December 31,
	2021	2020	2019
Net cash used in operating activities	$(132,577,103)	$(70,278,949)	$(36,871,677)
Net cash provided by (used in) investing activities	99,812,549	(5,728,130)	1,654,502
Net cash (used in) provided by financing activities	(6,817,119)	292,367,730	58,572,841

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
During the years ended December 31, 2021 and 2020, cash used in operating activities was $132.6 million and $70.3 million, respectively. The increase in net cash used in operations in 2021 as compared to 2020 was primarily attributable to spend related to our initial production of the C-Series electric delivery truck, including inventory build and employee and labor related costs.
Cash Flows from Investing Activities
During the years ended December 31, 2021 and 2020, cash provided by (used in) investing activities was $99.8 million and $(5.7) million, respectively. The increase in net cash provided from investing activities was primarily attributable to net proceeds of approximately $105.1 million received in connection with the sale of our investment in LMC.
Cash Flows from Financing Activities
During the year ended December 31, 2021, net cash used in financing activities was $6.8 million compared to net cash provided by financing activities of $292.4 million in 2020.
The significant financing activities that occurred in 2021 and 2020 include:
2021
•$4.4 million for the exercise of stock options and warrants, and vesting of restricted shares.
2020
•Issuance of convertible notes with net proceeds of approximately $262.4 million;
•Exercise of stock options and warrants with net proceeds of approximately $53.6 million;
•$1.4 million of net proceeds from the Paycheck Protection Plan Term Note; and
•$25.0 million for the redemption of the mandatorily redeemable Series B Preferred Stock.

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

Critical Accounting Estimates
We consider an accounting estimate to be critical if: (1) the accounting estimate requires us to make assumptions about matters that were highly uncertain at the time the accounting estimate was made, and (2) changes in the estimate that are reasonably likely to occur from period to period, or use of different estimates that we reasonably could have used in the current period, would have a material impact on our financial condition or results of operations.
There are other items within our financial statements that require estimation but are not deemed critical as defined above.
The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”). The preparation of the consolidated financial statements in conformity with GAAP requires us to make estimates and assumptions that affect certain reported amounts and disclosures. We base our estimates on historical experience, as appropriate, and an various other assumptions that we believe to be reasonable under the circumstances. Accordingly, actual results could differ from those estimates. We evaluate our estimates and assumptions on an ongoing basis. To the extent that there are material differences between these estimates and actual results, our future financial statement presentation, financial condition, results of operations and cash flows may be affected.
Due to the COVID-19 pandemic, there has been uncertainty and disruption in the global economy and financial markets. We have assessed the impact of the pandemic and are not aware of any specific events or circumstances that required an update to our estimates and assumptions or materially affected the carrying value of our assets or liabilities as of the date of this Annual Report on Form 10-K. These estimates may change as new events occur and additional information is obtained. Actual results could differ from these estimates under different assumptions and conditions.
Inventory Valuation
Nature of Valuation: Inventories are stated at the lower of cost or net realizable value. We write-down inventory for any excess or obsolete inventories or when we believe the net realizable value of inventories is less than the carrying value.
Assumptions and Approach Used: We review our inventory to determine whether its carrying value exceeds the net amount realizable upon the ultimate sale of the inventory. This requires us to determine the estimated selling price of our inventory based on market conditions. Once inventory is written-down, a new, lower cost basis for that inventory is established and subsequent changes in facts and circumstances do not result in the restoration or increase in that newly established cost basis.

The following are key assumptions we used in establishing inventory reserves:

•Business projections: We make assumptions about the demand for our products in the marketplace. These assumptions drive our planning assumptions for volume, mix, and pricing. A change in our planned production volumes can materially impact the estimate of excess and obsolete inventories.

•Economic projections: Assumptions regarding general economic conditions are included in and affect our assumptions regarding sales and pricing estimates for our vehicles. Additionally, these assumptions affect our ability to sell inventories on hand in the open market. These assumptions include sales volume, inflation, and prices of raw materials. A change in economic conditions can materially impact the estimate of the net realizable value of inventories.

•FMVSS certification and vehicle repairs: Assumptions regarding the cost to recover and complete necessary modifications to address customer feedback and bring our vehicles into full compliance with FMVSS. These assumptions include cost of transportation, labor, raw materials and manufacturing overhead. A change in these assumptions can materially impact the estimate of the net realizable value of inventories.

During 2022, we completed our review of the C-1000 platform and determined it is eligible for certification and reintroduction as a limited production vehicle. In addition, we expect to transition our manufacturing focus to the W56 and W34 platforms in the near future. Accordingly, we determined that there was significant excess and obsolete inventory on-hand that would not be used in the limited production of the C-1000 platform, or for production of future vehicle platforms. Additionally, due to the recall of the C-1000 platform and estimated cost to complete necessary repairs and modifications, we reduced our estimated net realizable value of our inventory to a lower cost basis.

Should our estimates of future inventory usage or selling prices change, additional and potentially material increases to this reserve may be required. A small change in our estimates may result in a material charge to our reported financial results. Refer to Note 2, Inventory, to the consolidated financial statements for information regarding inventory valuation.
Warranty Liability

Nature of Estimates Required: We provide base warranties on the products we sell for specific periods of time and/or mileage, which vary depending upon the type of product. Separately, we also periodically perform field service actions related to safety recalls and other product campaigns. Pursuant to these warranties and field service actions, we will repair, replace, or adjust parts on a vehicle that are defective in factory-supplied materials or workmanship. We accrue the estimated cost of both base warranty coverages and field service actions at the time of sale. In addition, from time to time, we issue extended warranties at our expense, the estimated cost of which is accrued at the time of issuance.
Assumptions and Approach Used: Provisions for estimated assurance warranties are recorded at the time of sale and are periodically adjusted to reflect actual experience. The amount of warranty liability accrued reflects management’s best estimate of the expected future cost of honoring Company obligations under the warranty plans. Historically, the cost of fulfilling the Company’s warranty obligations has principally involved replacement parts, labor and sometimes travel for any field retrofit campaigns. The Company’s estimates are based on historical experience, the extent of pre-production testing, the number of units involved and the extent of features/components included in product models. Also, each quarter, the Company reviews actual warranty claims experience to determine if there are systemic defects that would require a field campaign.

Field service actions may occur in periods beyond the base warranty coverage period. We use historical information regarding the nature, frequency, severity, and average cost of claims for each model year to establish our estimates. We assess our obligation for field service actions on a regular basis using actual claims experience and update our estimates as necessary.

Due to the uncertainty and potential volatility of the factors used in establishing our estimates, changes in our assumptions could materially affect our financial condition and results of operations. Refer to Note 1, Summary of Business and Significant Accounting Principles, to the consolidated financial statements for information regarding warranty and field service action costs.
Fair Value of Convertible Notes
Nature of Estimates Required: As permitted under ASC 825, Financial Instruments, (“ASC 825”), the Company has elected the fair value option to account for its convertible notes. The Company records changes in fair value of the convertible notes in Interest Expense in the Consolidated Statement of Operations, and changes in fair value of the convertible notes attributable to credit risk in Other Comprehensive Loss. The primary reason for electing the fair value option is for simplification and cost-benefit considerations of accounting for the convertible notes (the hybrid financial instrument) at fair value in its entirety versus bifurcation of the embedded derivatives.
Assumptions and Approach Used: The fair value is determined using a binomial lattice valuation model, which is widely used for valuing convertible notes. The significant assumptions used in the model are as follows:
•Probability of a fundamental change: If a fundamental change event occurs as defined under the 2024 Notes, the holder shall have the right to require the Company to repurchase the notes at an amount equal to the Fundamental Change Base Repurchase Price, which is the greater of (x) 150% of the principal amount to be repurchased, plus accrued and unpaid interest and (y) 115% of the as-converted value of the repurchased amount, plus any accrued and unpaid interest. The probability of a fundamental change was considered de minimis as of December 31, 2021.

•Volatility: The volatility used in the binomial lattice valuation model was estimated based on historical prices for the Company’s common stock with a look-back period commensurate to the term of the 2024 Notes and the observed equity volatility for similar companies. A significant increase in the volatility of the market price of the Company’s common stock, in isolation, would result in a significantly higher fair value; and a significant decrease in volatility would result in a significantly lower fair value.

•Credit spread: The credit spread used in the binomial lattice model was estimated based on a synthetic credit rating assessed for the Company in the valuation as of the issuance date. Generally, as the credit spread increases, the fair value decreases, and conversely, as the credit spread decreases, the fair value of the convertible notes increases.

A change in assumptions used to estimate the fair value of the convertible notes could materially affect our financial condition and results of operations. Refer to Note 8, Debt, and Note 12, Fair Value Measurements, to the consolidated financial statements for information regarding the 2024 Notes.
Income Taxes

Nature of Estimates Required: We must make estimates and apply judgment in determining the provision for income taxes for financial reporting purposes. We make these estimates and judgments primarily in the following areas: (i) the calculation of tax credits, (ii) the calculation of differences in the timing of recognition of revenue and expense for tax reporting and financial statement purposes, as well as (iii) the calculation of interest and penalties related to uncertain tax positions. Changes in these estimates and judgments may result in a material increase or decrease to our tax provision, which would be recorded in the period in which the change occurs.

Assumptions and Approach Used: We are subject to the income tax laws and regulations of state and local jurisdictions in which we operate. We account for income taxes under the asset and liability method. These tax laws and regulations are complex and involve uncertainties in the application to our facts and circumstances that may be open to interpretation. We recognize benefits for these uncertain tax positions based upon a process that requires judgment regarding the technical application of the laws, regulations, and various related judicial opinions. If, in our judgment, it is more likely than not (defined as a likelihood of more than 50%) that the uncertain tax position will be settled favorably for us, we estimate an amount that ultimately will be realized. This process is inherently subjective since it requires our assessment of the probability of future outcomes. We evaluate these uncertain tax positions on a quarterly basis, including consideration of changes in facts and circumstances, such as new regulations or recent judicial opinions, as well as the status of audit activities by taxing authorities. Changes to our estimate of the amount to be realized are recorded in our provision for income taxes during the period in which the change occurred.

We must also assess the likelihood that we will be able to recover our deferred tax assets against future sources of taxable income and reduce the carrying amount of deferred tax assets by recording a valuation allowance if, based on all available evidence, it is more likely than not that all or a portion of such assets will not be realized. Refer to Note 11, Income Taxes, to the consolidated financial statements for information regarding the income tax provision.
Recent Accounting Pronouncements
See Note 14, Recent Pronouncements, to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. Some of the securities in which we invest may have market risk. This means that a change in prevailing interest rates may cause the fair value amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing interest rate later rises, the market value amount of our investment will decline. To minimize this risk, we maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including money market funds and government and non-government debt securities and the maturities of each of these instruments is less than one year. In 2021, we maintained an investment portfolio primarily in money market funds. Due to the primarily short-term nature and low interest rate yields of these investments, we believe we do not have a material exposure to interest rate risk and market risk arising from our investments. Therefore, no quantitative tabular disclosure is provided.
We transact business primarily in the United States. Accordingly, we have not had any significant exposure to foreign currency rate fluctuations.
For further information about our equity investments, please refer to Note 4 of the Notes to Consolidated Financial Statements included in Part II of this Annual Report on Form 10-K.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Shareholders
Workhorse Group Inc.

Opinion on internal control over financial reporting
We have audited the internal control over financial reporting of Workhorse Group Inc. (a Nevada corporation) and subsidiaries (the “Company”) as of December 31, 2021, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2021, and our report dated March 1, 2022 expressed an unqualified opinion on those financial statements.

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
March 1, 2022

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Shareholders
Workhorse Group Inc.

Opinion on the financial statements
We have audited the accompanying consolidated balance sheets of Workhorse Group Inc. (a Nevada corporation) and subsidiaries (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive (loss) income, stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in the 2013 Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated March 1, 2022 expressed an unqualified opinion.

Basis for opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical audit matters
The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Convertible Notes Fair Value Determination

As described further in Note 8 and Note 12 of the consolidated financial statements, the Company issued $200.0 million in convertible notes in October 2020. The outstanding principal balance and fair value of the convertible notes is $27.5 million and $24.7 million as of December 31, 2021, respectively. The Company elected to account for the convertible notes using the fair value option, which allows for valuing the Convertible Note (the hybrid financial instrument) at fair value in its entirety versus bifurcation of the embedded derivatives. The valuation of the Convertible Note at fair value utilizes inputs that are not observable directly. The fair value was determined using a binomial lattice valuation model, which is widely used for valuing convertible notes. The significant assumptions used in the model are the credit spread and volatility of the Company’s common stock. We identified the fair value determination for this convertible note transaction as a critical audit matter.

The principal consideration for our determination that the fair value determination for the convertible note transaction as a critical audit matter is that the fair value is sensitive to changes in the key inputs and assumptions, and therefore required judgement in evaluating their reasonableness. Significant assumptions used by management to estimate the fair value of the convertible notes included estimates of the redemption dates, credit spreads and the market price and volatility of the Company’s common stock.

Our audit procedures related to the critical audit matter included the following, among others:

•We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over estimating the fair value of the convertible notes.
•We involved our valuation specialists to evaluate the Company’s determination of the fair value of the convertible notes, including testing the appropriateness of the methodology and underlying assumptions used, evaluating the sensitivity of management’s key estimates, independent sourcing of key inputs and assumptions, and developing independent estimates. The significant assumptions used by management to estimate the fair value of the convertible notes included estimates of the redemption dates, credit spreads and the market price and volatility of the Company’s common stock.

Inventory reserves

As described further in Note 1 to the consolidated financial statements, adjustments are made to inventory for any excess or obsolete inventories or when the net realizable value of inventories is less than the carrying value. The Company reviews inventory to determine whether its carrying value exceeds the net amount realizable upon the ultimate sale of the inventory. This requires the Company to determine the estimated selling price of inventory based on market conditions. We identified the inventory reserves as a critical audit matter.

The principal considerations for our determination that inventory reserves represent a critical audit matter are that the assessment of the valuation of inventory is complex and includes an estimate of inventory that can be used in production and estimated selling prices of finished goods. The estimates are subjective and requires the Company to consider significant assumptions such as estimated selling prices of vehicles, production plans and value of inventory on-hand to support those plans, and reserve percentages applied, all of which are subject to significant uncertainty and therefore require significant auditor judgment.

Our audit procedures related to inventory reserves included the following, among others:
•We obtained management’s analysis of raw materials and expected use of on-hand products, recalculated inputs into the analysis, and tested for completeness and accuracy. This included, among other inputs, bills of materials and general ledger balances.
•We evaluated the appropriateness of reserve percentages applied to categories of on-hand raw materials and performed recalculations of management’s analysis, including testing the completeness and accuracy of those inventory categories being reserved against.
•We made inquiries of management and evaluated the appropriateness of judgments, assumptions and documentation supporting adjustments to the net realizable value of inventory.
•We evaluated the appropriateness of the estimated selling prices of finished goods, less cost to sell, and recalculated management’s calculation to write down work in process balances to estimated selling price, less cost to complete and sell.
•We tested the design and operating effectiveness of controls related to inventory reserves.
/s/ GRANT THORNTON LLP
We have served as the Company's auditor since 2018.
Cincinnati, Ohio
March 1, 2022

Workhorse Group Inc.
Consolidated Balance Sheets

	December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$201,647,394	$46,817,825
Restricted cash held in escrow	—	194,411,242
Accounts receivable, less allowance for credit losses of $0 at December 31, 2021 and 2020	149,776	1,037,466
Inventory, net	10,067,367	15,467,012
Prepaid expenses and other current assets	4,357,829	32,759,216
Total current assets	216,222,366	290,492,761
Property, plant and equipment, net	7,897,807	11,398,166
Operating lease right-of-use assets	1,538,852	—
Other assets	2,479,865	94,698
Investment in LMC	—	330,556,744
Total Assets	$228,138,890	$632,542,369
Liabilities
Current liabilities:
Accounts payable	$7,849,607	$4,790,763
Accrued liabilities and other	14,752,827	5,995,302
Warranty liability	4,583,916	5,400,000
Current portion of lease liability	363,714	—
PPP Term Note	—	1,411,000
Total current liabilities	27,550,064	17,597,065
Other long-term liabilities	—	207,040
Lease liability, long-term	1,191,053	—
Deferred tax liability	—	21,833,930
Convertible notes, at fair value	24,705,000	197,700,000
Total Liabilities	53,446,117	237,338,035
Commitments and contingencies
Stockholders’ Equity:
Series A preferred stock, par value of $0.001 per share, 75,000,000 shares authorized, zero shares issued and outstanding at December 31, 2021 and 2020	—	—
Common stock, par value of $0.001 per share, 250,000,000 shares authorized, 151,915,455 and 121,922,532 shares issued and outstanding at December 31, 2021 and 2020, respectively	151,916	121,923
Additional paid-in capital	686,318,201	504,112,442
Accumulated deficit	(510,374,844)	(109,030,031)
Accumulated other comprehensive loss	(1,402,500)	—
Total stockholders' equity	174,692,773	395,204,334
Total Liabilities and Stockholders' Equity	$228,138,890	$632,542,369

See accompanying notes to the consolidated financial statements.

Workhorse Group Inc.
Consolidated Statements of Operations

	For the Years Ended December 31,
	2021	2020	2019
Sales, net of returns and allowances	$(851,922)	$1,392,519	$376,562
Cost of sales	132,492,110	13,067,108	5,844,891
Gross loss	(133,344,032)	(11,674,589)	(5,468,329)
Operating expenses
Selling, general and administrative	40,160,795	20,157,658	10,199,534
Research and development	11,610,027	9,148,931	8,199,074
Total operating expenses	51,770,822	29,306,589	18,398,608
Loss from operations	(185,114,854)	(40,981,178)	(23,866,937)
Interest expense, net	12,644,164	190,520,337	29,145,690
Other loss (income)	225,432,884	(323,111,944)	(15,849,800)
(Loss) income before (benefit) provision for income taxes	(423,191,902)	91,610,429	(37,162,827)
(Benefit) provision for income taxes	(21,847,089)	21,833,930	—
Net (loss) income	$(401,344,813)	$69,776,499	$(37,162,827)

Net (loss) income attributable to common stockholders per share - basic	$(3.12)	$0.75	$(0.58)
Net (loss) income attributable to common stockholders per share - diluted	$(3.12)	$0.70	$(0.58)

Weighted average number of common shares outstanding - basic	128,676,131	92,871,936	64,314,756
Weighted average number of common shares outstanding - diluted	128,676,131	99,949,868	64,314,756

See accompanying notes to the consolidated financial statements.

Workhorse Group Inc.
Consolidated Statements of Comprehensive (Loss) Income

	For the Years Ended December 31,
	2021	2020	2019
Net (loss) income	$(401,344,813)	$69,776,499	$(37,162,827)
Other comprehensive loss
Change in fair value of convertible notes attributable to credit spread	(1,402,500)	—	—
Comprehensive (loss) income	$(402,747,313)	$69,776,499	$(37,162,827)

See accompanying notes to the consolidated financial statements.

Workhorse Group Inc.
Consolidated Statements of Stockholders’ Equity (Deficit)
For the Years Ended December 31, 2021, 2020 and 2019

	Common Stock		Series A Preferred Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity (Deficit)
	Number of Shares	Amount	Number of Shares	Amount
Balance as of December 31, 2018	58,270,934	$58,271	—	$—	$126,076,782	$(141,557,496)	$—	$(15,422,443)
Issuance of common stock	7,183,488	7,184	—	—	5,921,051	—	—	5,928,235
Stock options and warrants exercised, and vesting of restricted shares	630,141	630	—	—	34,676	—	—	35,306
Reclassification of warrants to equity	—	—	—	—	857,072	—	—	857,072
Deemed dividend	116,496	116	—	—	86,091	(86,207)	—	—
Value of warrants issued with Series B Preferred Stock	—	—	—	—	6,709,961	—	—	6,709,961
Value of warrants issued with convertible notes	—	—	—	—	430,000	—	—	430,000
Common stock issued for preferred stock dividends	718,755	719	—	—	1,166,052	—	—	1,166,771
Conversion of convertible notes	185,186	185	—	—	564,632	—	—	564,817
Stock-based compensation	—		—	—	1,979,998	—	—	1,979,998
Net loss for the year ended December 31, 2019	—		—	—	—	(37,162,827)	—	(37,162,827)
Balance as of December 31, 2019	67,105,000	67,105	—	—	143,826,315	(178,806,530)	—	(34,913,110)
Stock options and warrants exercised, and vesting of restricted shares*	33,932,827	33,933	—	—	82,059,699	—	—	82,093,632
Common stock issued for preferred stock dividends	920,901	922	—	—	1,490,938	—	—	1,491,860
Conversion of convertible notes	19,605,013	19,605	—	—	270,775,079	—	—	270,794,684
Common stock issued for interest on convertible notes	358,791	358	—	—	1,939,606	—	—	1,939,964
Stock-based compensation	—	—	—	—	4,020,805	—	—	4,020,805
Net income for the year ended December 31, 2020	—	—	—	—	—	69,776,499	—	69,776,499
Balance as of December 31, 2020	121,922,532	121,923	—	—	504,112,442	(109,030,031)	—	395,204,334
Stock options and warrants exercised, and vesting of restricted shares *	2,281,393	2,281	—	—	(4,431,444)	—	—	(4,429,163)
Conversion of convertible notes	27,711,530	27,712	—	—	181,693,823	—	—	181,721,535
Stock-based compensation	—	—	—	—	4,943,380	—	—	4,943,380
Net loss for the year ended December 31, 2021	—	—	—	—	—	(401,344,813)	—	(401,344,813)
Other comprehensive loss	—	—	—	—	—	—	(1,402,500)	(1,402,500)
Balance as of December 31, 2021	151,915,455	$151,916	—	$—	$686,318,201	$(510,374,844)	$(1,402,500)	$174,692,773

* Net of tax payments related to shares withheld for option exercises and vested stock.

See accompanying notes to the consolidated financial statements.

Workhorse Group Inc.
Consolidated Statements of Cash Flows

	For the Years Ended December 31,
	2021	2020	2019
Cash flows from operating activities:
Net (loss) income	$(401,344,813)	$69,776,499	$(37,162,827)
Adjustments to reconcile net (loss) income to net cash used in operations:
Depreciation	1,908,419	809,645	388,401
Amortization of discount and debt issuance costs on convertible notes and long-term debt	—	6,550,212	3,518,356
Amortization of discount and loss on redemption of mandatorily redeemable Series B preferred stock	—	5,857,092	852,869
Change in fair value of convertible notes and loss on conversion to common stock	7,324,035	160,749,118	1,064,817
Change in fair value of warrant liability	—	12,176,690	15,369,253
Change in fair value of investment in LMC	225,429,997	(318,361,944)	—
Dividends for mandatorily redeemable Series B preferred stock paid in common stock	—	1,491,860	1,166,771
Interest on convertible notes paid in common stock	—	1,939,964	—
Stock-based compensation	4,943,380	4,020,805	1,979,998
Reserve of inventory and prepaid purchases	98,918,102	—	694,448
Impairment of property, plant and equipment	6,803,280	—	—
Forgiveness of PPP Term Note	(1,411,000)	—	—
Deferred tax (benefit) expense	(21,833,930)	21,833,930	—
Gain on divestiture	—	—	(3,655,000)
Investment received from license of intellectual property	—	—	(12,194,800)
Other non-cash items	102,858	350,500	19,367
Effects of changes in operating assets and liabilities:
Accounts receivable	982,388	(961,966)	76,163
Inventory	(69,606,432)	(13,668,866)	41,022
Prepaid expenses and other current assets	4,489,362	(27,947,128)	(4,367,928)
Other assets	(91,909)	—	—
Accounts payable and accrued liabilities	11,832,284	5,499,464	(3,605,682)
Warranty liability	(816,084)	(601,864)	(1,056,905)
Other long-term liabilities	(207,040)	207,040	—
Net cash used in operating activities	(132,577,103)	(70,278,949)	(36,871,677)
Cash flows from investing activities:
Capital expenditures	(5,314,198)	(5,728,130)	(2,000,498)
Net proceeds received on divestiture	—	—	3,655,000
Proceeds from sale of Investment in LMC	105,126,747	—	—
Net cash provided by (used in) investing activities	99,812,549	(5,728,130)	1,654,502
Cash flows from financing activities:
Proceeds from notes payable and debt	—	1,411,000	5,854,140
Payments on notes payable and long-term debt	—	—	(17,194,840)
(Redemption of), proceeds from issuance of mandatorily redeemable Series B preferred stock	—	(25,000,000)	25,000,000
Proceeds from issuance of convertible notes	—	262,374,788	38,950,000
Proceeds from issuance of common stock	—	—	5,928,235
Exercise of warrants and options and restricted share award activity	(4,429,163)	53,581,942	35,306
Other	(2,387,956)	—	—
Net cash (used in) provided by financing activities	(6,817,119)	292,367,730	58,572,841
Change in cash, cash equivalents and restricted cash	(39,581,673)	216,360,651	23,355,666
Cash, cash equivalents and restricted cash, beginning of the year	241,229,067	24,868,416	1,512,750
Cash, cash equivalents and restricted cash, end of the year	$201,647,394	$241,229,067	$24,868,416

See accompanying notes to the consolidated financial statements.

During the year ended December 31, 2021, cash paid for interest was approximately $8.2 million, which consisted primarily of contractual interest on our convertible notes.
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
The following table provides a reconciliation of Cash and Cash Equivalents, and Restricted Cash Held in Escrow to the amounts reported within the Consolidated Balance Sheets:

	December 31,
	2021	2020
Cash and cash equivalents	$201,647,394	$46,817,825
Restricted cash held in escrow	—	194,411,242
Total cash, cash equivalents and restricted cash held in escrow	$201,647,394	$241,229,067

Supplemental disclosure of non-cash activities:
During the year ended December 31, 2021, the Company issued approximately 27.7 million shares of common stock in connection with the conversion of convertible notes, which were valued at approximately $181.7 million. The Company recognized the conversion as an adjustment to Additional Paid-In Capital, with the offset as a reduction to the fair value of the convertible notes.
During the year ended December 31, 2020, the Company issued approximately 19.6 million shares of common stock in connection with the conversion of convertible notes, which were valued at approximately $270.8 million. The Company recognized the conversion as an adjustment to Additional Paid-In Capital, with the offset as a reduction to the fair value of the convertible notes.
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

Workhorse Group Inc.
Notes to Consolidated Financial Statements
1.    SUMMARY OF BUSINESS AND SIGNIFICANT ACCOUNTING PRINCIPLES
Overview
We are a technology company with a vision to pioneer the transition to zero-emission commercial vehicles. Our primary focus is to provide sustainable and cost-effective solutions to the commercial transportation sector. We design and manufacture all-electric delivery trucks and drone systems, including the technology that optimizes the way these vehicles operate. We are focused on our core competency of bringing our electric delivery vehicle platforms to market.
Principles of Consolidation
The accompanying consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles (“GAAP”) and reflect our accounts and operations and those of our wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated upon consolidation.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, costs and expenses and related disclosures in the accompanying notes.
Due to the COVID-19 pandemic, there has been uncertainty and disruption in the global economy and financial markets. We have assessed the impact of the pandemic and are not aware of any specific events or circumstances that required an update to our estimates and assumptions or materially affected the carrying value of our assets or liabilities as of the date of this Annual Report on Form 10-K. These estimates may change as new events occur and additional information is obtained. Actual results could differ from these estimates under different assumptions and conditions.
Reclassifications
Certain prior period balances have been reclassified to conform to the current year presentation in the consolidated financial statements and the accompanying notes. These reclassifications have no effect on previously reported results of operations or stockholders’ equity.
Cash and Cash Equivalents
All highly liquid investments with an original maturity of three months or less at the date of acquisition are considered cash equivalents.
Restricted Cash
As of December 31, 2020, we maintained certain cash balances restricted as to withdrawal or use. Our restricted cash consisted primarily of cash received through financing transactions that had not been released for use by us and cash held as collateral for certain payments. The restricted cash was released for use during the first quarter of 2021 reducing the restricted cash balance to zero as of December 31, 2021.
Accounts Receivable and Allowance for Doubtful Accounts
Accounts receivable primarily include amounts related to sales of our products and services rendered. We provide an allowance against accounts receivable for the amount we expect to be uncollectible. We write-off accounts receivable against the allowance when they are deemed uncollectible.
Inventory Valuation
Inventories are stated at the lower of cost or net realizable value. We write-down inventory for any excess or obsolete inventories or when we believe the net realizable value of inventories is less than the carrying value. We review our inventory to determine whether its carrying value exceeds the net amount realizable upon the ultimate sale of the inventory. This requires us to determine the estimated selling price of our inventory based on market conditions. Once inventory is written-down, a new, lower cost basis for that inventory is established and subsequent changes in facts and circumstances do not result in the restoration or increase in that newly established cost basis.

Should our estimates of future inventory usage or selling prices change, additional and potentially material increases to this reserve may be required. A small change in our estimates may result in a material charge to our reported financial results.
Property, Plant and Equipment, Net
Property, plant and equipment, net, including leasehold improvements, are recognized at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the respective assets, as follows:

Buildings and improvements	15 - 39 years
Land improvements	15 years
Equipment and vehicles	3 - 6 years
Tooling	5 years

Leasehold improvements are depreciated on a straight-line basis over the shorter of their estimated useful lives or the term of the related leases.

Upon the retirement or sale of our property, plant and equipment, the cost and associated accumulated depreciation are removed from the consolidated balance sheet, and the resulting gain or loss is reflected on the consolidated statement of operations. Maintenance and repair expenditures are expensed as incurred while major improvements that increase the functionality, output or expected life of an asset are capitalized and depreciated ratably over the identified useful life.
Impairment of Long-Lived Assets

Long-lived assets, such as property, plant, and equipment are reviewed for potential impairment whenever events or changes in circumstances indicate the carrying amount of an asset or asset group may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset or asset group to estimated undiscounted future cash flows expected to be generated by the asset or asset group. If the carrying amount of an asset or asset group exceeds its estimated undiscounted future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset or asset group exceeds the fair value of the asset or asset group.
Valuation of Investment
We had an investment in Class A Common Stock of Lordstown Motor Corp. (“LMC”) which began trading on the Nasdaq Global Select market under the ticker symbol “RIDE” on October 26, 2020. We sold our investment during the third quarter of 2021.

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
Although we believe the estimates and judgments discussed herein are reasonable, actual results could differ and we may be exposed to increases or decreases in our warranty accrual that could be material.

Activity for the Company's warranty accrual is as follows:

	December 31,
	2021	2020
Balance, beginning of year	$5,400,000	$6,001,864
Accrual for warranty(1)	1,045,578	2,115,762
Warranty costs incurred	(1,861,662)	(2,717,626)
Balance, end of year	$4,583,916	$5,400,000
(1) The increase to the warranty accrual in 2021 primary relates to changes in the amount of labor required to maintain our current warranty program as well as increased transportation costs relating to our 2016 and 2017 E-Series trucks. The expense includes estimated costs for labor and transportation and excludes any contributions from vendors.

Fair Value Option
As permitted under ASC 825, Financial Instruments, the Company has elected the fair value option to account for its convertible notes. In accordance with ASC 825, the Company records its convertible notes at fair value with changes in fair value recorded in Interest Expense in the Consolidated Statement of Operations. As a result of applying the fair value option, direct costs and fees related to the convertible notes were recognized in earnings as incurred and not deferred.
Income Taxes

We file a consolidated U.S. federal income tax return and separate state and local income tax returns. We account for income taxes under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and tax benefit carryforwards. Deferred tax assets and liabilities at the end of each period are determined using enacted tax rates. A valuation allowance is established or maintained when, based on currently available information, it is more likely than not all or a portion of a deferred tax asset will not be realized.

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
Revenue Recognition
Revenue is recognized when obligations under the terms of a contract with our customer are satisfied; generally this occurs when we transfer control of our vehicles, parts, or accessories, or provide services. Revenue is measured as the amount of consideration we expect to receive in exchange for transferring goods or providing services. For the majority of sales, this occurs when products are shipped from our manufacturing facility. At the time of revenue recognition, we reduce the transaction price and record a sales return reserve against revenue for estimated variable considerations related to future product returns. Such estimates are based on an analysis of known pending returns and historical experience. We adjust our estimate of revenue at the earlier of when the value of consideration we expect to receive changes or when the consideration becomes fixed.

Sales and other taxes we collect concurrent with revenue-producing activities are excluded from revenue. Incidental items that are immaterial in the context of the contract are recognized as expense. The expected costs associated with our base warranties and field service actions are recognized as expense when the products are sold. We do not have any material significant payment terms as payment is received at or shortly after the point of sale.

Revenue related to extended service contracts are recognized over the term of the agreement in proportion to the costs we expect to incur in satisfying the contract obligations.

We have elected to recognize the cost for freight and shipping when control over vehicles, parts, or accessories have transferred to the customer as an expense in Cost of Sales.

Cost of Sales
Cost of sales include direct parts, material and labor costs, manufacturing overhead, including depreciation costs of tooling and machinery, shipping and logistics costs, and reserves for estimated warranty expenses. Cost of sales also includes charges to write down the carrying value of our inventory when it exceeds its estimated net realizable value and to provide for obsolete and on-hand inventory in excess of forecasted demand.
Research and development costs
Research and development costs are expensed as incurred.
Marketing, Promotional and Advertising Costs
Marketing, promotional and advertising costs are expensed as incurred and are included as an element of selling, general and administrative expense in the consolidated statement of operations.
Comprehensive Income (Loss)
Comprehensive income (loss) is comprised of net income (loss) and other comprehensive income (loss). Other comprehensive income (loss) consists of adjustments to the fair value of our convertible notes due to changes in credit risk.
Stock-Based Compensation
We recognize compensation expense for costs related to all stock-based arrangements, including stock options, restricted stock awards (“RSA”) and performance-based share units (“PBSUs).” The fair value of stock option awards with only service conditions is estimated on the grant or offering date using the Black-Scholes option-pricing model. The fair value of RSAs is measured on the grant date based on the closing fair market value of our common stock. The fair value of PBSUs is estimated using a Monte-Carlo simulation model. Stock-based compensation expense is recognized on a straight-line basis over the requisite service period, net of actual forfeitures in the period.
As we accumulate additional employee stock-based awards over time and as we incorporate market data related to our common stock, we may calculate significantly different volatilities and expected lives, which could materially impact the valuation of our stock-based awards and the stock-based compensation expense that we will recognize in future periods. Stock-based compensation expense is recorded in Selling, General and Administrative Expense in the Consolidated Statements of Operations.
Net Income (Loss) per Share of Common Stock
Basic income (loss) per share of common stock is calculated by dividing net income (loss) by the weighted-average shares outstanding for the period. Potentially dilutive shares, which are based on the weighted-average shares of common stock underlying outstanding stock-based awards and warrants using the treasury stock method, and convertible notes using the if-converted method, are included when calculating the diluted net loss per share of common stock when their effect is dilutive.
The following table presents the reconciliation of net (loss) income and reconciliation of basic and diluted weighted average shares outstanding used in computing diluted net loss per share of common stock:

	Year Ended December 31,
	2021	2020	2019
Net (loss) income	$(401,344,813)	$69,776,499	$(37,162,827)
Interest on convertible notes	—	—	—
Deemed dividends	—	—	86,207
Adjusted net (loss) income	$(401,344,813)	$69,776,499	$(37,249,034)

Basic weighted average shares outstanding	128,676,131	92,871,936	$64,314,756
Dilutive effect of options and warrants	—	1,410,605	—
Dilutive effect of convertible notes	—	5,667,327	—
Diluted weighted average shares outstanding	128,676,131	99,949,868	64,314,756

The following table presents the potentially dilutive shares that were excluded from the computation of diluted net (loss) income per share of common stock, because their effect was anti-dilutive:

	Year Ended December 31,
	2021	2020	2019
Stock-based awards and warrants	3,152,059	1,041,531	36,021,502
Convertible notes	779,258	—	—

Approximately 13.3 million shares of common stock representing the conversion of the High Trail Convertible Note (as defined in Note 8) were excluded from basic and diluted weighted average shares outstanding in the table above for the year ended December 31, 2019. This note was converted to shares of common stock in 2020.
2.    INVENTORY
Our inventory consisted of the following:

	December 31,
	2021	2020
Raw materials	$66,238,615	$16,759,232
Work in process	20,826,644	422,176
Finished goods	—	277,419
	87,065,259	17,458,827
Less: inventory reserve	(76,997,892)	(1,991,815)
Inventory, net	$10,067,367	$15,467,012

We reserve inventory for any excess or obsolete inventories or when we believe the net realizable value of inventories is less than the carrying value. The year over year increase to inventory reserves was primarily driven by the Company's decision to produce the C-1000 platform at low-volume and transition to a new all-electric delivery truck platform in the near future. This decision was based on results of extensive testing performed on the C-1000 vehicles, which concluded in early 2022.
3.    PREPAID EXPENSES AND OTHER CURRENT ASSETS
Prepaid expenses and other current assets consisted of the following:

	December 31,
	2021	2020
Prepaid purchases	$24,101,695	$31,836,147
Less: prepaid purchases reserve	(23,912,025)	—
Prepaid purchases, net	189,670	31,836,147
Prepaid insurance	2,205,608	771,037
Right of return asset	1,620,000	—
Other	342,551	152,032
Prepaid expenses and other current assets	$4,357,829	$32,759,216
The Company's prepaid purchases balance consists of deposits made to our suppliers for non-recurring engineering costs and production parts. As of December 31, 2021 and 2020, the prepaid purchases balances primarily consisted of deposits made in connection with the production of our C-Series vehicles.
During the year ended December 31, 2021, we recorded reserves of $23.9 million in cost of sales, which were primarily driven by the Company's decision to produce the C-1000 platform at low-volume and transition to a new all-electric delivery truck platform in the near future. This decision was based on results of extensive testing performed on the C-1000 vehicles, which concluded in early 2022. The write-downs represent our best estimate of deposits on orders that we do not expect to recover.
4.    INVESTMENT IN LORDSTOWN MOTORS CORP. (“LMC”)
As of December 31, 2020, the Company owned approximately 16.5 million shares of LMC Class A Common Stock. During the third quarter of 2021, the Company sold its Investment in LMC at an average price of $6.42 per share. Proceeds from the sale, net of transaction expenses and broker commissions, were approximately $105.1 million. The Company recognized a loss of approximately $76.5 million in connection with the sale, which is recorded in other loss on the consolidated statements of operations.
The following table sets forth a reconciliation of our investment in LMC:

	December 31,
	2021	2020
Balance, beginning of year	$330,556,744	$12,194,800
Change in fair value	(225,429,997)	317,497,044
Sales of investment	(105,126,747)
Fair value of anti-dilution shares	—	864,900
Balance, end of year	$—	$330,556,744
LMC Merger
On August 1, 2020, LMC began trading its common stock on the Nasdaq Global Select market under the ticker symbol “RIDE” through its merger with DiamondPeak Holdings Corp. Following the closing of the merger, the Company owned approximately 16.5 million shares of LMC common stock and no longer had anti-dilution rights or similar protections. Additionally, the merger defined the amount of the Royalty Advance as $4.8 million, which was received and is recorded in Other Income in the Consolidated Statements of Operations for the year ended December 31, 2020.

LMC Transaction

On November 7, 2019, the Company entered into a transaction with LMC (the “LMC Transaction”) in which the Company granted LMC a perpetual and worldwide license to certain intellectual property relating to the Company’s W-15 electric pickup truck platform and its related technology in exchange of consideration as described below:

•A ten percent ownership interest in the common stock of LMC in exchange for the Company’s obligations under the Intellectual Property License Agreement and anti-dilution rights for two years. The Company no longer has anti-dilution rights following the LMC Merger and the Company's ten percent ownership interest in LMC was sold during the third quarter of 2021, as described above.
•One percent of the aggregate debt and equity commitments funded to LMC upon completion of a capital raise (the “Royalty Advance”).
•A one percent royalty on the gross sales price of the first 200,000 vehicles sold by LMC, to the extent that the aggregate amount of such royalty fees exceeds the amount paid as the Royalty Advance.

The consideration included fixed and variable components. The fixed components consisted of the ten percent ownership interest in LMC and amounts received under the Royalty Advance. The variable component consists of the one percent royalty on the gross sales price of the first 200,000 vehicles sold by LMC. Variable consideration will be recognized when each vehicle for which a royalty is sold.
5.    REVENUE

During the years ended December 31, 2021, 2020 and 2019, the Company recognized sales, net of returns and allowances, of approximately $(0.9) million, $1.4 million, and $0.4 million, respectively. The majority of sales recognized during the last three years relate to the Company's automotive business, consisting primarily of sales of C-1000 vehicles.

During the third quarter of 2021, the Company announced its decision to suspend deliveries of our C-1000 vehicles and recall previously delivered vehicles when management determined additional testing and modifications are required to bring the

C-1000 vehicles into full compliance with Federal Motor Vehicle Safety Standards. In connection with the recall, the Company agreed to refund our customers for all C-1000 vehicles previously purchased by them.

The Company determines its allowance for estimated returns based on known pending returns and historical trends in product returns. The refund liability as of December 31, 2021 and 2020, was $2.4 million and zero, respectively.

The Company also records an asset for our right to recover products from customers settling a refund liability. The Company measures the asset at the asset's former carrying amount, less any expected costs to recover, and updates the measurement of the asset arising from changes in expectations about products to be returned. The asset for recovery as of December 31, 2021 and 2020 was $1.6 million and zero, respectively.
6.    PROPERTY, PLANT AND EQUIPMENT, NET
Property, plant and equipment, net consists of the following:

	December 31,
	2021	2020
Land and improvements	$861,175	$794,875
Buildings and improvements	6,396,800	6,005,505
Equipment and vehicles	3,603,655	1,847,696
Tooling	1,467,712	2,079,471
Construction in progress	927,537	4,129,568
	13,256,879	14,857,115
Less: accumulated depreciation	(5,359,072)	(3,458,949)
Property, plant and equipment, net	$7,897,807	$11,398,166

Construction in progress is primarily comprised of equipment and tooling related to the manufacturing of our products. Completed assets are transferred to their respective asset classes, and depreciation begins when an asset is ready for its intended use.

During the year ended December 31, 2021, we recorded a $6.8 million impairment charge in cost of sales, which reduced the carrying value of certain assets such as tooling and machinery related to the production of the C-Series vehicles that are no longer intended to be used.

Depreciation expense during the years ended December 31, 2021, 2020 and 2019 was $1.9 million, $0.8 million, and $0.4 million respectively.
7.    ACCRUED LIABILITIES AND OTHER
Accrued liabilities and other current liabilities consisted of the following:

	December 31,
	2021	2020
Accrued commissions	$4,000,000	$—
Compensation and related costs	4,030,085	2,537,353
Refund liability	2,410,000	—
Accrued interest	232,222	1,711,111
Other	4,080,520	1,746,838
Accrued liabilities and other	$14,752,827	$5,995,302

8.    DEBT
A reconciliation of the fair value of the convertible notes is as follows:

	December 31,
	2021	2020
Balance, beginning of year	$197,700,000	$39,020,000
Fair value of convertible notes issued	—	268,925,000
Change in fair value of convertible notes (1)	(27,600,000)	125,749,361
Change in fair value of convertible notes attributable to credit risk (2)	10,200,000	(1,100,000)
Fair value of convertible notes exchanged for common stock	$(155,595,000)	$(234,894,361)
Fair value of convertible notes, end of year	$24,705,000	$197,700,000
(1) The Company recognizes changes in fair value of convertible notes for common stock in Interest Expense, Net in the Consolidated Statements of Operations.
(2) The Company recognizes changes in fair value of convertible notes attributable to credit risk in Other Comprehensive Loss. During the years ended December 31, 2021 and 2020, the Company reclassified $8.8 million and $(1.1) million, respectively, of the changes in fair value of convertible notes attributable to credit risk previously recognized in Other Comprehensive Loss to Interest Expense (Income). The net amount of changes to in fair value of convertible notes attributable to credit risk recognized in Other Comprehensive Loss (Income) for the years ended December 31, 2021 and 2020 was approximately $1.4 million and zero, respectively.
4.0% Senior Secured Convertible Notes Due 2024
On October 14, 2020 the Company issued $200.0 million par value convertible notes (the “2024 Notes”) due October 14, 2024. The 2024 Notes are a senior secured obligation of the Company, and rank senior to all unsecured debt of the Company. The 2024 Notes are guaranteed by all the Company’s current and future subsidiaries and are secured by substantially all the assets of the Company and its subsidiaries. Interest is payable quarterly beginning on January 15, 2021 at a rate of 4.0% per annum. The 2024 Notes are convertible at a rate of $35.29 per share, subject to change for anti-dilution adjustments and adjustments for certain corporate events. The 2024 Notes will generally not be redeemable at the Company's option prior to the third anniversary of their issue date and there are no required redemptions.
The 2024 Notes contain certain covenants, including limitations on liens, additional indebtedness, investments, dividends and other restricted payments, and customary events of default. The Company is also required to have a minimum sales backlog of at least $25.0 million as of March 31, 2022, $50.0 million as of June 30, 2022, $75.0 million as of September 30, 2022 and $100.0 million as of December 31, 2022. As of December 31, 2021, the Company is not aware of any default or breach of any covenant under the 2024 Notes. Due to the Company's decision to produce the C-1000 platform at low-volume and transition to a new all-electric delivery truck platform, we will seek to convert our previous purchase orders with certain customers to new orders for the modified C-1000 and W750 platforms in the near term, and the W56 and W34 platforms in the long term, to satisfy the covenant requirements in 2022. As such, we continue to classify the balance of the 2024 Notes as long-term on the Consolidated Balance Sheets as of December 31, 2021.

The Company paid fees in connection with the issuance of the 2024 Notes of approximately $6.6 million, resulting in net proceeds to the Company of approximately $193.4 million. As we have elected to account for our convertible notes using the fair value option allowed under GAAP, all direct costs related to the issuance of our convertible notes were recognized in Interest Expense in the Consolidated Statements of Operations for the year ended December 31, 2020.

The Company was required to hold the proceeds in escrow until it completed certain requirements. As of December 31, 2020, the proceeds were recorded in Restricted Cash on the Consolidated Balance Sheet. In January 2021, such requirements were met and the proceeds were released from escrow.

As of December 31, 2021 and 2020, the contractual principal balance of the 2024 Notes was $27.5 million and $200.0 million, respectively and the fair value was $24.7 million and $197.7 million, respectively. Fair value adjustments of $(27.6) million and $(2.3) million related to the 2024 Notes were recorded in Interest Expense, Net in the Consolidated Statements of Operations during the years ended December 31, 2021 and 2020, respectively. Fair value adjustments related to the 2024 Notes attributable to changes in credit risk of $10.2 million and zero, were recorded in Other Comprehensive Loss during the years ended December 31, 2021 and 2020, respectively.
In the fourth quarter of 2021, the Company entered into securities exchange agreements with certain holders of its 2024 Notes, to exchange $172.5 million in principal amount of the notes for approximately 27.7 million shares of common stock. In connection with the exchanges, the Company recognized a total loss on exchange of approximately $34.9 million, which included $8.8 million of the fair value adjustments attributable to changes in credit risk previously recorded in Other Comprehensive Loss. The loss on exchange was recorded in Interest Expense in the Consolidated Statements of Operations.
High Trail Convertible Note II
On July 16, 2020, the Company issued a $70.0 million par value convertible note (the “Note II”) due July 1, 2023. Interest was payable quarterly beginning October 1, 2020 at a rate of 4.5% per annum.
The Company paid fees in connection with the issuance of Note II of approximately $1.1 million, reducing the proceeds to the Company to approximately $68.9 million. All direct costs related to the issuance were recognized in Interest Expense in the Consolidated Statements of Operations for the year ended December 31, 2020.
During the year ended December 31, 2020, the fair value of the Note II increased approximately $52.9 million, which is recorded in Interest Expense in the Consolidated Statements of Operations for the year ended December 31, 2020.
On October 14, 2020, the Company exchanged the entire $70.0 million outstanding principal balance of Note II at a premium for approximately 5.2 million shares of common stock. The settlement cost was approximately $121.8 million which was calculated as the number of shares issued in exchange for Note II multiplied by the closing price of the Company's common stock on October 13, 2020, which was $23.63 per share.
High Trail Convertible Note
On December 9, 2019, the Company issued a $41.0 million par value convertible note (“High Trail Convertible Note” or “the Note”) due November 2022. The fair value of the Note was $38.5 million upon issuance. Interest was payable quarterly beginning February 1, 2020, at a rate of 4.50% per annum.
The Note was issued with approximately 15.5 million warrants to purchase common stock of the Company at an initial exercise price of $3.05 per share. The Note and the warrants were determined to be freestanding instruments and were accounted for separately. The warrants were classified as equity instruments and the fair value was estimated to be approximately $0.4 million on December 9, 2019. The fair value of the warrants was recorded as an increase to Additional Paid-In Capital.
Fair value adjustments for the year ended December 31, 2020 and 2019 were approximately $74.1 million and $1.0 million, which were recorded in Interest Expense in the Consolidated Statements of Operations.
During the year ended December 31, 2020, the Company converted $40.5 million par value of the Note into approximately 14.4 million shares of common stock, resulting in a loss of approximately $35.9 million. During the year ended December 31, 2019, the Company converted $0.5 million par value of the Note into approximately 0.2 million shares of common stock, resulting in a gain of approximately $0.1 million. Gains and losses related to the conversions were recorded in Interest Expense in the Consolidated Statements of Operations.
PPP Term Note

On April 14, 2020, the Company entered into a Paycheck Protection Program Term Note (“PPP Note”) under the Paycheck Protection Program of the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”). The Company received proceeds of $1.4 million from the PPP Note, which was due on April 13, 2022. In accordance with the requirements of the CARES Act, the Company used the proceeds primarily for payroll costs. Interest accrued on the PPP Note at the rate of 1.0% per annum. The Company elected to account for the PPP Term Note as debt and accrued interest over its term.

On January 15, 2021, the outstanding principal and interest accrued on the PPP Note was forgiven and the Company recognized a gain of $1.4 million in Interest Income for the year ended December 31, 2021. Accordingly, the PPP Note was classified as current in the Consolidated Balance Sheet as of December 31, 2020.

9.    LEASES
We have entered into various operating and finance lease agreements for offices, manufacturing and warehouse facilities. We determine if an arrangement is a lease, or contains a lease, at inception and record the leases in our financial statements upon lease commencement, which is the date when the underlying asset is made available for our use by the lessor.
We have elected not to disclose in the Consolidated Balance Sheet leases with a lease term of 12 months or less at lease inception that do not contain purchase a option or renewal term provision we are reasonably certain to exercise. All other lease assets and lease liabilities are recognized based on the present value of lease payments over the lease term at commencement date. Because most of our leases do not provide an implicit rate of return, we used our incremental borrowing rate based on the information available at lease commencement date in determining the present value of lease payments.
Our leases may include options to extend the lease term for up to 5 years. Some of our leases also include options to terminate the lease prior to the end of the agreed upon lease term. For purposes of calculating lease liabilities, lease terms include options to extend or terminate the lease when it is reasonably certain that we will exercise such options.

Lease expense for operating leases is recognized on a straight-line basis over the lease term as cost of sales or operating expenses depending on the nature of the leased asset.

	Years Ended December 31,
	2021	2020	2019
Short-term lease expense	$599,129	$145,585	$78,513
Operating lease expense	58,224	—	—
Total lease expense	$657,353	$145,585	$78,513
Other information related to leases is as follows:

	As of December 31,
	2021	2020	2019
Weighted-average remaining lease term
Operating leases	4.0 years	N/A	N/A
Weighted-average interest rate
Operating leases	10.0%	N/A	N/A

Supplemental cash flow information related to leases where we are the lessee is as follows:

	Years Ended December 31,
	2021	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows from operating leases	$657,353	$145,585	$78,513
Operating cash outflows from finance leases (interest payments)	—	—	—
Financing cash outflows from finance leases	—	—	—
Leased assets obtained in exchange for finance lease liabilities	—	—	—
Leased assets obtained in exchange for operating lease liabilities	1,577,774	—	—

As of December 31, 2021, the maturities of our operating and finance lease liabilities (excluding short-term leases) are as follows:

	Operating Leases	Finance Leases
2022	$635,263	$857,516
2023	861,623	879,444
2024	1,052,365	2,752,862
2025	827,802	—
2026	851,634	—
Thereafter	1,648,662	—
Total minimum lease payments	5,877,349	4,489,822
Less: Interest	381,660	—
Less: Leases not yet commenced (1)	3,940,922	4,489,822
Present value of lease obligations	1,554,767	—
Less: Current portion	363,714	—
Long-term portion of lease obligations	$1,191,053	$—
(1) As of December 31, 2021, we have certain leases that were executed, but where we did not have control of the underlying assets, therefore, the lease liabilities and right-of-use assets are not recorded in the balance sheet. The finance lease is for a warehouse facility and includes a purchase option which is exercisable through December 31, 2024.
10.    MANDATORILY REDEEMABLE SERIES B PREFERRED STOCK

On June 5, 2019, the Company closed agreements for the sale of 1,250,000 units consisting of one share of Series B Preferred Stock (the “Preferred Stock”), with a stated value of $20.00 per share (the “Stated Value”) and a common stock purchase warrant to purchase 7.41 shares of the common stock (the “Warrants”) for an aggregate purchase price of $25.0 million. All warrants issued in connection with the Preferred Stock were exercised during 2020. The Preferred Stock was not convertible and did not have voting rights.
The Preferred Stock was entitled to annual dividends at a rate equal to 8.0% per annum on the Stated Value. Accrued dividends were payable quarterly in shares of common stock of the Company based on a fixed share price of $1.62. During the years ended December 31, 2020 and 2019, the Company issued 0.9 million and 0.7 million shares of common stock to the holders of the Preferred Stock, respectively, for dividends.
As the Preferred Stock was mandatorily redeemable, it was classified as a liability on the Consolidated Balance Sheets. All dividends payable on the Preferred Stock were classified as Interest Expense in the Consolidated Statements of Operations.
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
On September 28, 2020, the Company cash redeemed its Series B Preferred Stock and any accrued, but unpaid dividends in full. The Company recognized a loss on redemption of approximately $4.7 million related to the remaining unamortized discount, which was recorded in Interest Expense.

11.    INCOME TAXES
For the years ended December 31, 2021, 2020 and 2019, with the exception of the impact from non-deductible inventory and prepaid purchases reserves, the Company has taxable losses primarily due to operations and stock compensation related deductions and thus has no current federal tax expense recorded. The taxable income generated by non-deductible inventory and prepaid purchases reserves in the current year is fully offset by available net operating losses. As of December 31, 2021, the Company increased the valuation allowance recorded against its deferred tax assets due to the sale of LMC shares during the year and the uncertainty about our ability to utilize our remaining deferred tax assets in future years. As of December 31, 2020, the Company released the valuation allowance with the exception of certain tax credits and net operating losses that will not be realizable due to IRC Section 382 Ownership Change limitations as discussed below. As a result, the deferred tax expense recorded in 2020 was reversed and the Company recognized a deferred tax benefit in 2021 to reinstate the valuation allowance.
The components of the (benefit) provision for income taxes are as follows:

	Years Ended December 31,
	2021	2020	2019
Current:
Federal	$—	$—	$—
State and Local	(13,159)	—	—
Total Current	(13,159)	—	—
Deferred:
Federal	(21,864,569)	21,864,569	—
State and Local	30,639	(30,639)	—
Total Deferred	(21,833,930)	21,833,930	—
Total (benefit) provision for income taxes	$(21,847,089)	$21,833,930	$—

The reconciliation of taxes at the federal statutory rate to our provision for income taxes was as follows:

	Years Ended December 31,
	2021	2020	2019
Federal tax benefit at statutory rates	21.0%	21.0%	21.0%
State and local tax at statutory rates	0.1%	(0.1)%	(0.6)%
Fair value adjustments on warrant liability	—%	37.1%	(9.3)%
Fair value adjustments on convertible notes	(0.4)%	2.8%	—%
Tax gain on sale of investment	(0.6)%	—%	—%
Stock-based compensation deductions	0.2%	(6.6)%	—%
Research and development credits	1.2%	—%	—%
Other permanent differences and credits	(0.2)%	—%	(0.8)%
Change in valuation allowance	(16.1)%	(30.4)%	(10.3)%
Total tax benefit	5.2%	23.8%	—%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. When realization of the deferred tax asset is more likely than not to occur, the benefit related to the deductible temporary differences attributable to operations is recognized as a reduction of income tax expense. At each reporting date, management considers new evidence, both positive and negative, that could affect its view of the future realization of deferred tax assets.

As of December 31, 2020, management determined there was sufficient positive evidence to conclude it was more likely than not deferred tax assets of approximately $27.8 million were realizable. Management's determination was based on the Company's achievement of three years of cumulative pretax income in the U.S. federal tax jurisdiction, which was primarily driven by the change in fair value of our investment in LMC. During the third quarter of 2021, we sold our investment in LMC and our ability to realize our net deferred tax asset was no longer more likely than not to occur. Therefore, we adjusted our valuation allowance to reduce the deferred tax asset to zero as of December 31, 2021.

Significant components of the Company’s deferred tax assets and liabilities are as follows:

	December 31
	2021	2020
Deferred Tax (Liabilities) Assets:
Accrued expenses and reserves	$590,340	$428,710
Warranty reserve	976,956	1,150,830
Inventory and prepaid purchase reserves	21,506,626	424,489
Non-qualified stock options	(160,921)	358,808
Property, plant and equipment	54,556	(319,632)
Fair value adjustment of investment in LMC	—	(66,674,379)
Issuance fees on convertible notes	687,772	1,031,658
Federal tax credits	4,873,099	—
Net operating losses	45,143,740	47,344,755
Total Deferred Tax (Liabilities) Assets	73,672,168	(16,254,761)
Valuation Allowance	(73,672,168)	(5,579,169)
Total Deferred Tax Assets (Liabilities), net of valuation allowance	$—	$(21,833,930)

As of December 31, 2021, the Company has approximately $81.7 million of federal net operating loss (“NOL”) carry-forwards which expire through 2037. Additionally, at December 31, 2021, the Company had approximately $128.9 million of federal NOLs that carry-forward indefinitely, and approximately $0.9 million of state and local NOL carry-forwards, which expire through 2037. The NOL carry-forwards may be limited in certain circumstances, such as changes in ownership.

Under the provisions of the Internal Revenue Code, the net operating loss and tax credit carry-forwards are subject to review and possible adjustment by the Internal Revenue Service and state tax authorities. Certain tax attributes are subject to an annual limitation as a result of certain cumulative changes in ownership interest of significant shareholders which could constitute a change of ownership as defined under Internal Revenue Code Section 382. The Company completed a full analysis of historical ownership changes and determined that a portion of the NOLs to-date have a limitation on future deductibility. Approximately $8.4 million of NOLs incurred prior to 2014 will be unable to offset future taxable income and have been reserved via a valuation allowance to reduce the deferred tax asset to the expected realizable amount.

The following table presents a reconciliation of unrecognized tax benefits:

	2021	2020
Unrecognized tax benefits - January 1	$1,163,282	$1,163,282
Gross increases - tax positions in prior period	—	—
Gross decreases - tax positions in prior period	(357,890)	—
Gross increases - tax positions in current period	—	—
Settlement	—	—
Lapse of statute of limitations	—	—
Unrecognized tax benefits - December 31	$805,392	$1,163,282

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of December 31, 2021, and 2020, due to the Company’s continued losses, no amounts of interest and penalties have been recognized in the Company’s Consolidated Statements of Operations. If the unrecognized tax benefits were reversed, a deferred tax asset and corresponding valuation allowance would be recorded, and thus the reversal would have no impact on the effective rate.
The Company files income tax returns in the U.S. federal jurisdiction, various state jurisdictions and local jurisdictions. Generally, the Company’s 2018 through 2020 tax years remain open and subject to examination by federal, state and local taxing authorities. However, federal, state, and local net operating losses from 2009 through 2020 are subject to review by taxing authorities in the year utilized.

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

A financial asset or liability’s classification within the hierarchy is determined based on the lowest level of input that is significant to the fair value measurement. Assets and liabilities measured at fair value and fair value measurement level were as follows:

	December 31, 2021				December 31, 2020
	Fair Value	Level 1	Level 2	Level 3	Fair Value	Level 1	Level 2	Level 3
Assets
Investment in LMC	$—	$—	$—	$—	$330,556,744	$330,556,744	$—	$—
Total assets at fair value	$—	$—	$—	$—	$330,556,744	$330,556,744	$—	$—

Liabilities
Convertible notes	$24,705,000	$—	$—	$24,705,000	$197,700,000	$—	$—	$197,700,000
Total liabilities at fair value	$24,705,000	$—	$—	$24,705,000	$197,700,000	$—	$—	$197,700,000

Investment in LMC

The Company's Investment in LMC was measured at fair value using Level 1 inputs using a quoted price in an active market. We recognized changes in fair value of the investment as Other Income (Loss) in the Consolidated Statements of Operations.
Convertible Notes
The Company's convertible notes are measured at fair value using Level 3 inputs upon issuance and at each reporting date. Considerable judgment is required in interpreting market data to develop the estimates of fair value. Accordingly, the Company’s estimates are not necessarily indicative of the amounts that the Company, or holders of the instruments, could realize in a current market exchange. Significant assumptions used in the fair value model include estimates of the redemption dates, credit spreads and the market price and volatility of the Company’s common stock. The use of different assumptions and/or estimation methodologies could have a material effect on the estimated fair values.

13.    STOCK-BASED COMPENSATION
The Company maintains, as approved by the board of directors, the 2019 Stock Incentive Plan (the “Plan”) providing for the issuance of stock-based awards to employees, officers, directors or consultants of the Company. Non-qualified stock options may only be granted with an exercise price equal to the market value of the Company’s common stock on the grant date. Awards under the plans may be either vested or unvested options, or unvested restricted stock. The Plan has authorized 8.0 million shares for issuance of stock-based awards. As of December 31, 2021 there were approximately 4.8 million shares available for issuance of future stock awards which includes shares available under the 2019 and 2017 incentive plans.

Stock-based compensation expense

The following table summarizes stock-based compensation expense:

	Years Ended December 31,
	2021	2020	2019
Stock options	$526,125	$792,055	$1,542,644
Restricted stock	4,227,252	3,228,750	437,354
Performance-based share units	190,003	—	—
Total stock-based compensation expense	$4,943,380	$4,020,805	$1,979,998

Stock options
A summary of stock option activity for the year ended December 31, 2021 is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value per Option	Weighted Average Remaining Contractual Life (Years)
Options outstanding at December 31, 2020	2,351,240	$2.0		5.5
Granted	296,429	10.3	$10.1
Exercised	(1,897,708)	2.0
Forfeited	(198,125)	1.0
Expired	(56,000)	6.1
Options outstanding at December 31, 2021	495,836	$6.8		6.5
Options exercisable at December 31, 2021	175,532	$1.7		1.2

As of December 31, 2021, unrecognized compensation expense was $2.6 million for unvested options, which is expected to be recognized over the next 2.7 years.

The fair value for the stock option issued in 2021 was estimated on the grant date using a Black-Scholes valuation model that uses the assumptions of expected volatility, expected term, and the expected risk-free rate of return. The expected volatility was estimated by management as 135% based on our historical results adjusted for any expected future changes. The Company uses the simplified method in determining the expected term of the stock option grant awarded in 2021. The simplified method was used because the Company does not believe its historical data provides a reasonable basis for the expected term of the 2021 grant, due primarily to the limited number of grants of stock options awarded to date. The risk-free rate of return was based on market yields in effect on the date of each grant for United States Treasury debt securities with a maturity equal to the expected term of the award.

Restricted stock awards

Restricted stock awards generally vest in equal installment periods of six months to three years. Restricted stock awards are valued based on the closing price of the Company's common stock on the date prior of grant, and compensation cost is recorded on a straight-line basis over the share vesting period net of actual forfeitures in the period.

A summary of restricted stock activity for the year ended December 31, 2021 is as follows:

	Number of Unvested Shares	Weighted Average Grant Date Fair Value per Share
Unvested restricted stock at December 31, 2020	1,377,889	2.7
Granted	1,740,261	10.2
Vested	(896,139)	3.8
Forfeited	(604,819)	5.1
Unvested restricted stock at December 31, 2021	1,617,192	$9.3

As of December 31, 2021, unrecognized compensation expense was $13.3 million for unvested restricted stock, which is expected to be recognized over the next 2.7 years.

Performance-based restricted stock awards
On November 5, 2021, the Company issued 306,197 PBSUs that vest based on the Company's total shareholder return as compared to a group of peer companies over a three-year period. The number of units that will ultimately vest can range from 0% to 200% of the initial PBSUs grant. The PBSUs will vest on December 31, 2024 and will be settled through issuance of shares of the Company's common stock. The grant date fair value of $11.79 per PBSU was estimated using a Monte-Carlo simulation model using a volatility assumption of 117% and risk free interest rate of 0.69%. As of December 31, 2021, unrecognized compensation expense was $3.4 million, which is expected to be recognized over the next 2.8 years.
14.    RECENT PRONOUNCEMENTS
Accounting Standards Recently Adopted
In December 2019, the Financial Accounting Standards Board (“FASB”) issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. The ASU removes certain exceptions for recognizing deferred taxes for investments, performing an intra-period allocation, and calculating income taxes in interim periods. The ASU also adds guidance to simplify accounting for income taxes, such as recognizing deferred taxes for goodwill and allocating taxes to members of a consolidated group. The Company adopted the ASU as of January 1, 2021. The adoption of this guidance did not have a material impact on the Company’s financial condition and results of operations.
Accounting Standards Not Yet Adopted
In August 2020, the FASB issued ASU 2020-06, Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. The ASU simplifies the accounting for certain convertible instruments, amends the guidance on derivative scope exceptions for contracts in an entity’s own equity and requires the use of the if-converted method for calculating diluted earnings per share. The ASU removes separation models for convertible debt with a cash conversion feature. Such convertible instruments will be accounted for as a single liability measured at amortized cost. The ASU is effective for interim and annual periods beginning after December 15, 2021, with early adoption permitted after December 15, 2020, which can either be on a modified retrospective or full retrospective basis. Adoption of the ASU is not expected to have a material impact on the Company's financial condition and results of operations.
15.    STOCKHOLDERS' EQUITY
Preferred Stock
The Company has authorized 75.0 million shares of Series A Preferred Stock, par value $0.001 per share. The Company's certificate of incorporation provides that shares of preferred stock may be issued from time to time in one or more series. The Company's Board of Directors is authorized to fix the voting rights, if any, designations, powers, preferences, qualification, limitations and restrictions thereof, applicable to the shares of preferred stock. As of December 31, 2021 and December 31, 2020, there were no shares of Series A Preferred Stock issued and outstanding.

Common Stock
The Company has one class of common stock, par value $0.001 per share. Each share of the Company's common stock is entitled to one vote on all matters submitted to stockholders.
Common Stock Held in Escrow
On October 31, 2019, the Company and ST Engineering Hackney, Inc. (“Hackney”) entered into an Asset Purchase Agreement to purchase certain assets and assume certain liabilities of Hackney. The purchase price for the acquired assets was $7.0 million and the Company deposited $1.0 million of cash and approximately 2.3 million shares of its common stock originally valued at $6.6 million into an escrow account as collateral. The $1.0 million of cash was paid to Hackney in January 2020, and the remaining $6.0 million was payable in cash within 45 days if certain conditions were met. The 2.3 million shares of common stock remained in escrow as of December 31, 2021. However, as we believe the conditions were not met, we do not expect to make further payments to Hackney in connection with the Asset Purchase Agreement and we expect the shares to be released from escrow in 2022.
Warrants
In connection with the issuance of debt, common stock and preferred stock, the Company has issued warrants to purchase shares of the Company's common stock. As of December 31, 2021, the Company has approximately 1.0 million warrants outstanding.
16.    RELATED PARTIES
We obtain our general liability, property and casualty, and directors and officers liability insurance through AssuredPartners NL, LLC (“Assured”). Gerald Budde, a Director of the Company, is currently a Vice President Corporate Finance of AssuredPartners, Inc., the parent company of AssuredPartners Capital, Inc. and its subsidiary, Assured. The placement of insurance was completed by an Assured agent and Mr. Budde did not participate in any decisions about insurance, nor was he paid any portion of the brokerage fee. Assured earned brokerage fees of approximately $234,000, $121,000 and $86,000 for the years ended December 31, 2021, 2020 and 2019, respectively.
17.    DIVESTITURE OF SUREFLY
On November 27, 2019, the Company completed the sale of SureFly™ for $4.0 million. The gain on divestiture was $3.7 million, net of selling costs of $0.3 million. SureFly was the Company's hybrid electrically powered vertical takeoff and landing aircraft project. The Company had no revenues associated with SureFly in 2019 and operating expenses associated with the development of Surefly were $1.4 million.
18.    COMMITMENTS AND CONTINGENCIES

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
Federal Motor Vehicle Safety Standards Certification and Other Regulatory Matters

On September 22, 2021, we announced the Company decided to suspend deliveries of C-1000 vehicles and recall the vehicles we have already delivered to customers. The new leadership team determined additional testing and modifications to existing vehicles are required to bring the C-1000 vehicles into full compliance with Federal Motor Vehicle Safety Standards. The Company further announced we filed a report with the National Highway Traffic Safety Administration (“NHTSA”) regarding the need for additional testing and vehicle modifications to bring our C-1000 vehicles into full compliance with FMVSS. We indicated our previous statements related to the C-1000’s compliance with NHTSA standards cannot be relied upon and so notified the Securities and Exchange Commission. We also disclosed we identified a number of enhancements to our production process and the design of the C-1000 vehicles to address customer feedback, primarily related to payload capacity.
The certification testing was completed in February 2022. Upon completion of this review, the C-1000 platform was determined to be eligible for certification and reintroduction as a limited production vehicle with constrained cargo capacity. In addition, further modifications to the vehicles will be made during the required FMVSS rework process, including a redesigned front suspension as well as supplier corrective action in certain components. The entire fleet of currently manufactured C-1000s will have the required corrected actions applied during 2022, with the majority of the recalled vehicles returned to the customers.

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

On October 19 and November 1, 2021, the Company received letters from the SEC requesting that it voluntarily provide information relating to (a) the events and trading in its securities leading up to the announcement of the award of a contract by the U.S. Postal Service for the manufacture of a postal service vehicle fleet and (b) recognition of revenue, if any, related to purchases of vehicles by certain of the Company’s customers. On November 5, 2021, the Department of Justice (“DOJ”) orally informed the Company it has a related open investigation covering the Company. The Company has not received any subpoena or other request for documents from the DOJ with respect to this investigation. The Company is cooperating with the SEC and DOJ investigations. At this point, the Company cannot predict the eventual scope, duration, or outcome of these matters.

During the second quarter of 2021, the Company became aware of a regulatory compliance issue related to our E-Series vehicles that will require retrofitting of such vehicles. Management continues to work on remediation of this issue and does not expect it to have a material impact on the Company’s financial condition and operations. Due to the uncertainties and many variables involved in regulatory matters, we cannot estimate the ultimate resolution of this issue and actual results may differ.

Legal Proceedings

Securities Litigation

On March 8, 2021, Sam Farrar, individually and on behalf of other similarly situated purchasers of the Company’s securities, filed a putative class action complaint against the Company, Duane Hughes and Steve Schrader in the United States District Court for the Central District of California (Case 2:21-cv-02072) claiming violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. On March 11, 2021, John Kinney, individually and on behalf of other similarly situated purchasers of the Company’s securities, filed a substantively identical putative class action complaint against the Company, Duane Hughes and Steve Schrader in the United States District Court for the Central District of California (Case 2:21-cv-02207) also claiming violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. On May 18, 2021, the Court consolidated the two cases and appointed Timothy M. Weis as lead plaintiff pursuant to the Private Securities Litigation Reform Act of 1995. On July 16, 2021, lead plaintiff filed an Amended Complaint. The Amended Complaint is now brought against the Company, Duane Hughes, Steve Schrader, Robert Willison and Gregory Ackerson, on behalf of purchasers of the Company’s securities from March 10, 2020 through May 10, 2021. It alleges the defendants violated the federal securities laws by intentionally or recklessly making material misrepresentations and/or omissions regarding the Company’s participation in the bidding process to manufacture the new fleet of United States Postal Service (“USPS”) next generation delivery vehicles, the prospect of the USPS awarding the contract to Workhorse given alleged deficiencies in Workhorse’s proposal, the Company’s manufacturing abilities generally and the Company’s nonbinding “backlog” in its vehicles. Lead plaintiff seeks certification of a class and monetary damages in an indeterminate amount. The Company filed a motion to dismiss the Amended Complaint on September 3, 2021. On December 2, 2021, the Court denied in substantial part the Company's motion to dismiss, and, on January 18, 2022, the Company answered the remaining allegations in the Amended Complaint. On January 20, 2022, the Court issued a Scheduling Order setting the following dates: (1) June 12, 2023 as the deadline to file Motion for Class Certification; (2) December 9, 2023 as the deadline to complete all discovery; (3) January 8, 2024 as the deadline to have all other motions heard, including for summary judgment; (4) March 11, 2024 for a pre-trial conference; and (5) March 19, 2024 for the jury trial. The parties are now engaged in discovery. The Company believes the Securities Class Action is without merit and intends to vigorously pursue all legal avenues to fully defend itself.

Shareholder Derivative Litigation

On April 16, 2021, Romario St. Clair, derivatively on behalf of the Company, filed a stockholder derivative complaint in the Eighth Judicial District Court of the State of Nevada in and for Clark County (Case No. A-21-833050-B) for breach of fiduciary duty and unjust enrichment against Duane Hughes, Steve Schrader, Stephen Fleming, Robert Willison, Anthony Furey, H. Benjamin Samuels, Raymond J. Chess, Harry DeMott, Gerald B. Budde, Pamela S. Mader, Michael L. Clark and Jacqueline A. Dedo. In this action, the plaintiff alleges the defendants breached their fiduciary duties by allowing or causing the Company to violate the federal securities laws as alleged in the Amended Complaint discussed above and by selling Company stock and receiving other compensation while allegedly in possession of material non-public information about the prospect of the USPS awarding the contract to an electric vehicle manufacturer given electrifying the USPS’s entire fleet allegedly would be impractical and expensive. The plaintiff seeks damages and disgorgement in an indeterminate amount. Several nearly identical derivative complaints have been filed: (1) on May 19, 2021, Caruso v. Hughes et al. (Case No. 2:21-cv-04202) was filed in the Central District of California; (2) on May 24, 2021, Kistenmacher v. Hughes et al. (Case No. 2:21-cv-04294) was filed in the Central District of California; (3) on May 27, 2021, Brown v. Hughes et al. (Case No. 2:21-cv-04412) was filed in the Central District of California; (4) on June 24, 2021 Everson v. Hughes et al. (Case No. A-21-836888-B) was filed in the Eighth Judicial District Court of the State of Nevada in and for Clark County; and (5) on September 21, 2021, Cohen v. Hughes et al. (Case No. 1:21-cv-00601) was filed in the United States District Court for the Southern District of Ohio. On June 21, 2021, the Court ordered the three cases filed in the Central District of California be consolidated and thereafter stayed the case pending the outcome in the Securities Class Action discussed above. On November 5, 2021, the Court granted the parties' stipulation transferring the Cohen case to the Central District of California, where it (which now bears Case No. 2:21-08734) was assigned to Judge Dolly M. Gee. On January 7, 2022, the Court ordered the two cases filed in Eight Judicial District Court of the State of Nevada in and for Clark County be consolidated under the St. Clair case and set the following schedule: (1) plaintiffs' consolidated complaint is to be filed on January 21, 2022; (2) defendants' response is to be filed March 7, 2022; (3) plaintiffs' opposition to any motion filed by defendants is to be filed on April 21, 2022; and (4) defendants' reply is to be filed on May 23, 2023. On January 13, 2022, the Cohen case was transferred internally to Judge Cormac J. Carney, who is also presiding over the Securities Class Action and the consolidated Central District of California case. On February 15, 2022, the Court in the Cohen case and the consolidated Central District of California case set the following schedule: (1) defendants are to respond to the complaint by March 7, 2022; (2) plaintiffs are to file any opposition or amended complaints in lieu of an opposition on April 21, 2022; (3) defendants are to reply to any oppositions on May 10, 2022. However, the parties have since stipulated to extend the briefing schedule in both cases as follows: (1) defendants are to respond to the respective complaints by March 18, 2022; (2) plaintiffs are to file any oppositions or amended complaints in lieu of an opposition on May 2, 2022; and (3) defendants are to reply to any oppositions on May 21, 2022. The Court has not yet issued a ruling on those stipulations. On January 24, 2021, the plaintiffs in the St. Clair case filed a consolidated complaint, which contains similar allegations to the prior complaints in that action.

Although these claims purport to seek recovery on behalf of the Company, the Company will incur certain expenses due to indemnification and advancement obligations with respect to the defendants. The Company understands that defendants believe this action is without merit and intends to support them as they pursue all legal avenues to defend themselves fully.
19.    SUBSEQUENT EVENTS
The Company has evaluated subsequent events for potential recognition and disclosures through the date the accompanying consolidated financial statements were filed.
Supply Agreement

On February 28, 2022, Workhorse Group and GreenPower Motor Company Inc. entered into a multi-year supply agreement to facilitate the manufacturing and delivery of medium-duty Class 4 step vans into the North American market. Under the agreement, Workhorse has set an initial delivery schedule with deposits for 1,500 EV Star cab and chassis from GreenPower starting in July 2022 through to March 31, 2024. Working capital requirements over the life of the agreement will be approximately $20.0 million. Workhorse will complete the manufacturing process and deliver finished step vans to customers in the United States and Canada.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act 1934, as amended (the “Exchange Ac”). In designing and evaluating the disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that our management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.
Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2021, our disclosure controls and procedures were designed at a reasonable assurance level and were effective to provide reasonable assurance the information we are required to disclose in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specific in the SEC rules and forms, and such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.
Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that (1) pertain to the maintenance of records in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets; (2) provide reasonable assurance transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and our receipts and expenditures are being made only in accordance with authorizations of our management and directors and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets could have a material effect on the financial statements.
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Our management concluded our internal control over financial reporting was effective as of December 31, 2021.
Our independent registered public accounting firm, Grant Thornton LLP, has audited our internal control over financial reporting as of December 31, 2021, as stated in their report which is included herein.
Limitations on the Effectiveness of Controls
Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements and projections of any evaluation of effectiveness to future periods are subject to the risk controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION
None.
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
None.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this Item 10 of Form 10-K will be included in our 2022 Proxy Statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for our 2022 Annual Meeting of Stockholders and is incorporated herein by reference. The 2022 Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.
ITEM 11. EXECUTIVE COMPENSATION
The information required by this Item 11 of Form 10-K will be included in our 2022 Proxy Statement and is incorporated herein by reference.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this Item 12 of Form 10-K will be included in our 2022 Proxy Statement and is incorporated herein by reference.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
The information required by this Item 13 of Form 10-K will be included in our 2022 Proxy Statement and is incorporated herein by reference.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this Item 14 of Form 10-K will be included in our 2022 Proxy Statement and is incorporated herein by reference.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
1.Financial statements (see Index to Consolidated Financial Statements in Part II, Item 8 of this report)
2.All financial statement schedules have been omitted since the required information was not applicable or was not present in amounts sufficient to require submission of the schedules, or because the information required is included in the consolidated financial statements or the accompanying notes.
3.The exhibits listed in the following Index to Exhibits are filed or incorporated by reference as part of this report.

Exhibit No.	Description	Form Incorporated From	Report Date
3.1	Certificate of Designation for Series A Preferred Stock	8-K	1/4/2010
3.2	Certificate of Change	8-K	5/25/2010
3.3	Certificate of Correction	8-K	5/25/2010
3.4	Articles of Merger	8-K	5/25/2010
3.5	Certificate of Correction (Articles of Merger)	8-K	5/25/2010
3.6	Certificate of Amendment to the Certificate of Incorporation	8-K	9/10/2010
3.7	Certificate of Incorporation	SB-2	2/4/2008
3.8	Articles of Merger between AMP Holding Inc. and Workhorse Group Inc.	8-K	4/16/2015
3.9	Certificate of Change filed December 9, 2015	8-K	12/10/2015
3.10	Certificate of Amendment to the Certificate of Incorporation dated August 8, 2017	10-Q	8/9/2017
3.11	Certificate of Amendment to the Certificate of Incorporation dated May 3, 2019	10-Q	5/7/2019
3.12	Certificate of Designation of Series B Preferred Stock	8-K	6/6/2019
3.13	Bylaws of Workhorse Group Inc.	†
4.12	Description of Securities Registered under Section 12 of the Securities Exchange Act of 1934	10-K	3/1/2021
10.1	Asset Purchase Agreement by and between Workhorse Custom Chassis, LLC, as Seller, and AMP Trucks Inc., as Buyer dated as of March 4, 2013	8-K	3/4/2013
10.2	Amendment No. 1 to the Asset Purchase Agreement by and between Workhorse Custom Chassis, LLC, as Seller, and AMP Trucks Inc., as Buyer dated as of March 13, 2013	8-K	3/13/2013
10.3	Director Agreement by and between Workhorse Group Inc. and Raymond Chess dated October 24, 2013	8-K	10/30/2013
10.4	Director Agreement by and between Workhorse Group Inc. and Gerald Budde dated December 17, 2015	8-K	12/21/2015
10.5	Director Agreement by and between Workhorse Group Inc. and Benjamin Samuels dated December 17, 2015	8-K	12/21/2015
10.6	Director Agreement by and between Workhorse Group Inc. and Harry DeMott dated September 15, 2016	8-K	9/9/2016
10.7	Services Partner Agreement between Workhorse Group Inc. and Ryder Truck Rental, Inc. dated April 27, 2017	8-K	5/3/2017
10.8	Form of Indemnification Agreement	10-K	3/1/2021
10.9	Form of Employee Invention Assignment, Confidentiality, Non-Compete and Non-Solicit Agreement	8-K	5/19/2017
10.10	Director Agreement by and between Workhorse Group Inc. and Michael L. Clark dated September 28, 2018	8-K	10/1/2018
10.11	Sales Agreement between Workhorse Group Inc. and Duke Energy One, Inc. dated November 28, 2018	8-K	12/3/2018
10.12	Services Agreement between Stephen S. Burns and Workhorse Group Inc. dated February 4, 2019	8-K	2/5/2019

10.13	Director Agreement between Duane Hughes and Workhorse Group Inc. dated February 4, 2019	8-K	2/5/2019
10.14	Asset Purchase Agreement dated as of October 1, 2019 by and among Workhorse Group Inc., Surefly Inc. and Moog Inc	8-K	10/1/2019
10.15	Amendment No. 1 to the Asset Purchase Agreement dated as of October 4, 2019 by and among Workhorse Group Inc., Surefly Inc. and Moog Inc.	8-K	10/1/2019
10.16	Amendment No. 1 to the Asset Purchase Agreement dated as of October 31, 2019 by and among Workhorse Group Inc., Surefly Inc. and Moog Inc.	8-K	10/1/2019
+ 10.17	Amended and Restated Employment Agreement between Workhorse Group Inc. and Duane Hughes dated November 6, 2019	8-K	11/6/2019
+ 10.18	Amended and Restated Employment Agreement between Workhorse Group Inc. and Robert Willison dated November 6, 2019	8-K	11/6/2019
+ 10.19	Employment Agreement between Workhorse Group Inc. and Anthony Furey dated November 6, 2019	8-K	11/6/2019
+ 10.20	Employment Agreement between Workhorse Group Inc. and Stephen Fleming dated November 6, 2019	8-K	11/6/2019
+ 10.21	Employment Agreement between Workhorse Group Inc. and Gregory Ackerson dated November 6, 2019	8-K	11/6/2019
+ 10.22	Employment Agreement between Workhorse Group Inc. and Steve Schrader dated December 19, 2019	8-K	11/6/2019
+ 10.23	Employment Agreement between Workhorse Group Inc. and John Graber dated April 20, 2021	8-K	4/21/2021
+ 10.24	Employment Agreement between Workhorse Group Inc. and Ryan Gaul dated April 22, 2021	8-K	4/26/2021
+ 10.25	Employment Separation Agreement and Release of Claims by and between Workhorse Group Inc. and Duane Hughes	†
+ 10.26	Independent Contractor Agreement between Workhorse Group Inc. and Duane Hughes	†
+ 10.27	Employment Agreement between Workhorse Group Inc. and Richard Dauch dated July 26, 2021	8-K	7/26/2021
+ 10.28	Employment Agreement between Workhorse Group Inc. and James D. Harrington, dated August 16, 2021	†
+ 10.29	Employment Agreement between Workhorse Group Inc. and Joshua Anderson, dated September 21, 2021	†
+ 10.30	Employment Separation Agreement and Release of Claims by and between Workhorse Group Inc. and Steve Schrader	10-Q	11/9/2021
+ 10.31	Employment Separation Agreement and Release of Claims by and between Workhorse Group Inc. and Robert Willison	8-K	10/18/2021
+ 10.32	Employment Agreement between Robert Ginnan and Workhorse Group Inc. dated January 4, 2022	8-K	1/4/2022
10.33	Operating Agreement of Certus Unmanned Aerial Systems LLC effective as of November 27, 2019	8-K	11/27/2019
10.34	Intellectual Property License Agreement between Workhorse Group Inc. and Lordstown Motors Corp. dated November 7, 2019	10-K	3/13/2020
10.35
Asset Purchase Agreement by Asset Purchase Agreement by and between ST Engineering Hackney, Inc. and Workhorse Group Inc. dated as of October 31, 2019 between ST Engineering Hackney, Inc. and Workhorse Group Inc. dated as of October 31, 2019
		10-K	3/13/2020
10.36	Agreement between Workhorse Group Inc. and Lordstown Motors Corp dated August 1, 2020	8-K	8/4/2020
10.37	Form of Purchase Agreement - October 2020	8-K	10/13/2020
10.38	Form of Exchange Agreement - October 2020	8-K	10/13/2020
10.39	Form of Indenture	8-K	10/16/2020
10.40	Form of Global 4.00% Senior Secured Convertible Note	8-K	10/16/2020
10.41	Form of Security Agreement	8-K	10/16/2020
10.42	Form of Registration Rights Agreement	8-K	10/16/2020

10.43	Form of Securities Exchange Agreement	8-K	10/6/2021
10.44	Form of Securities Exchange Agreement	8-K	11/2/2021
+ 10.45	2019 Incentive Stock Plan	10-K	3/13/2020
+ 10.46	Form of Non-Statutory Option Award Agreement between Workhorse Group Inc. and Richard Dauch	10-Q	11/9/2021
+ 10.47	Form of Restricted Stock Award Agreement	†
+ 10.48	Form of Performance Share Unit Award Agreement	†
21.1	List of Subsidiaries	†
23.1	Consent of Grant Thornton LLP	†
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	†
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	†
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	†
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	†
101.INS	Inline XBRL INSTANCE DOCUMENT
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Inline XBRL Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
† Exhibits that are filed with this report.
+ Indicates a management contract or compensatory arrangement.
ITEM 16. FORM 10-K SUMMARY
None.

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

WORKHORSE GROUP INC.

Dated:	March 1, 2022	By:	/s/ Richard Dauch
		Name:	Richard Dauch
		Title:	Chief Executive Officer, President and Director (Principal Executive Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on March 1, 2022, on behalf of the registrant and in the capacities indicated.

Signature	Title

/s/ Richard Dauch	Chief Executive Officer, President and Director (Principal Executive Officer)
Richard Dauch

/s/ Robert M. Ginnan	Chief Financial Officer (Principal Financial Officer)
Robert M. Ginnan

/s/ Gregory T. Ackerson	Chief Accounting Officer (Principal Accounting Officer)
Gregory T. Ackerson

/s/ Raymond Chess	Director
Raymond Chess

/s/ Gerald B. Budde	Director
Gerald B. Budde

/s/ H. Benjamin Samuels	Director
H. Benjamin Samuels

/s/ Harry DeMott	Director
Harry DeMott

/s/ Michael L. Clark	Director
Michael L. Clark

/s/ Pamela Mader	Director
Pamela Mader

/s/ Jacqueline Dedo	Director
Jacqueline Dedo

/s/ William G. Quigley III	Director
William G. Quigley III