Form 10-Q
period 2022-03-31
Workhorse Group Inc.
filed 2022-05-10
CIK 1425287

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________
Commission file number: 001-37673
WORKHORSE GROUP INC.
(Exact name of registrant as specified in its charter)

Nevada	26-1394771
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
3600 Park 42 Drive, Suite 160E, Sharonville, Ohio 45241
(Address of principal executive offices, including zip code)
(513) 360-4704
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.001 par value per share	WKHS	The NASDAQ Capital Market
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
The number of shares of the Registrant's Common Stock, $0.001 par value per share, outstanding as of April 30, 2022, was 163,512,271.

i

Forward-Looking Statements
The discussions in this Quarterly Report on Form 10-Q (this “Report”) contain forward-looking statements reflecting our current expectations that involve risks and uncertainties. These statements are made under the “safe harbor” provisions of the U.S. Private Securities Litigation Reform Act of 1995. When used in this Report, the words “anticipate”, “expect”, “plan”, “believe”, “seek”, “estimate” and similar expressions are intended to identify forward-looking statements. These are statements that relate to future periods and include, but are not limited to, statements about the features, benefits and performance of our products, our ability to introduce new product offerings and increase revenue from existing products, expected expenses including those related to selling and marketing, product development and general and administrative, our beliefs regarding the health and growth of the market for our products, anticipated increase in our customer base, expansion of our products functionalities, expected revenue levels and sources of revenue, expected impact, if any, of legal proceedings, the adequacy of liquidity and capital resource, and expected growth in business. Forward-looking statements are statements that are not historical facts. Such forward-looking statements are subject to risks and uncertainties, which could cause actual results to differ materially from the forward-looking statements contained in this Report. Factors that could cause actual results to differ materially include, but are not limited to: our ability to develop and manufacture our new product portfolio, including the recently announced W750, W56 and W34 platforms; our ability to attract and retain customers for our existing and new products; risks associated with obtaining orders and executing upon such orders; supply chain disruptions, including constraints on steel and semiconductors and resulting increases in costs impacting our company, our customers, our suppliers or the industry; our ability to implement modifications to vehicles to achieve compliance with Federal Motor Vehicle Safety Standards and to meet customer demands with respect to the C-1000s; the results of our ongoing review of the Company’s business and go-forward operating and commercial plans; our ability to capitalize on opportunities to deliver products to meet customer requirements; our limited operations and need to expand and enhance elements of our production process to fulfill product orders; the ability to protect our intellectual property; negative impacts stemming from the continuing COVID-19 pandemic; market acceptance for our products; our ability to control our expenses; potential competition, including without limitation shifts in technology; global and local business conditions; acts of war (including without limitation the conflict in Ukraine) and/or terrorism; the prices being charged by our competitors; our inability to retain key members of our management team; our inability to raise additional capital to fund our operations and business plan; our inability to satisfy covenants in our financing agreements; our inability to maintain our listing of our securities on the Nasdaq Capital Market; our inability to satisfy our customer warranty claims; the outcome of any regulatory proceedings; our liquidity and other risks and uncertainties and other factors discussed from time to time in our filings with the Securities and Exchange Commission (“SEC”), including our annual report on Form 10-K filed with the SEC. Forward-looking statements speak only as of the date hereof. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based, except as required by law.
All references in this Report that refer to the “Company”, “Workhorse Group”, “Workhorse”, “we,” “us” or “our” are to Workhorse Group Inc.
ii

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Workhorse Group Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

	March 31, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$167,047,876	$201,647,394
Accounts and lease receivable, less allowance for credit losses of zero at March 31, 2022 and December 31, 2021	51,429	149,776
Inventory, net	12,677,469	10,067,367
Prepaid expenses and other current assets	8,872,177	4,357,829
Total current assets	188,648,951	216,222,366
Property, plant and equipment, net	10,738,355	7,897,807
Lease right-of-use assets	10,012,515	1,538,852
Other assets	126,310	2,479,865
Total Assets	$209,526,131	$228,138,890
Liabilities
Current liabilities:
Accounts payable	$6,258,630	$7,849,607
Accrued liabilities and other	9,945,712	14,752,827
Warranty liability	4,315,463	4,583,916
Current portion of lease liabilities	975,466	363,714
Total current liabilities	21,495,271	27,550,064
Lease liabilities, long-term	6,763,734	1,191,053
Convertible notes, at fair value	25,072,357	24,705,000
Total Liabilities	53,331,362	53,446,117
Commitments and contingencies
Stockholders’ Equity:
Series A preferred stock, par value $0.001 per share, 75,000,000 shares authorized, zero shares issued and outstanding as of March 31, 2022 and December 31, 2021	—	—
Common stock, par value $0.001 per share, 250,000,000 shares authorized, 151,993,870 shares issued and outstanding as of March 31, 2022 and 151,915,455 shares issued and outstanding as of December 31, 2021	151,994	151,916
Additional paid-in capital	688,472,154	686,318,201
Accumulated deficit	(532,429,379)	(510,374,844)
Accumulated other comprehensive loss	—	(1,402,500)
Total stockholders’ equity	156,194,769	174,692,773
Total Liabilities and Stockholders’ Equity	$209,526,131	$228,138,890
See accompanying notes to the condensed consolidated financial statements.

Workhorse Group Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended March 31,
	2022	2021
Sales, net of returns and allowances	$14,299	$521,060
Cost of sales	3,923,351	6,225,299
Gross loss	(3,909,052)	(5,704,239)
Operating expenses
Selling, general and administrative	11,910,259	6,885,830
Research and development	4,011,934	3,863,715
Total operating expenses	15,922,193	10,749,545
Loss from operations	(19,831,245)	(16,453,784)
Interest expense (income), net	2,223,290	(14,920,473)
Other loss	—	(136,605,952)
Loss before benefit for income taxes	(22,054,535)	(138,139,263)
Benefit for income taxes	—	(17,632,492)
Net loss	$(22,054,535)	$(120,506,771)

Net loss per share of common stock
Basic	$(0.15)	$(0.98)
Diluted	$(0.15)	$(1.04)

Weighted average shares used in computing net loss per share of common stock
Basic	151,939,491	122,633,856
Diluted	151,939,491	128,301,184
See accompanying notes to the condensed consolidated financial statements.

Workhorse Group Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)

	Common Stock		Series A Preferred Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Number of Shares	Amount	Number of Shares	Amount
Balance as of December 31, 2020	121,922,532	$121,923	—	$—	$504,112,442	$(109,030,031)	$—	$395,204,334
Stock options and warrants exercised, and vesting of restricted shares*	1,332,321	1,332	—	—	12,888	—	—	14,220
Stock-based compensation	—	—	—	—	892,428	—	—	892,428
Net loss for the three months ended March 31, 2021	—	—	—	—	—	(120,506,771)	—	(120,506,771)
Balance as of March 31, 2021	123,254,853	$123,255	—	$—	$505,017,758	$(229,536,802)	$—	$275,604,211

	Common Stock		Series A Preferred Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Number of Shares	Amount	Number of Shares	Amount
Balance as of December 31, 2021	151,915,455	$151,916	—	$—	$686,318,201	$(510,374,844)	$(1,402,500)	$174,692,773
Stock options and vesting of restricted shares*	78,415	78	—	—	(196,340)	—	—	(196,262)
Stock-based compensation	—	—	—	—	2,350,293	—	—	2,350,293
Net loss for the three months ended March 31, 2022	—	—	—	—	—	(22,054,535)	—	(22,054,535)
Other comprehensive loss	—	—	—	—	—	—	1,402,500	1,402,500
Balance as of March 31, 2022	151,993,870	$151,994	—	$—	$688,472,154	$(532,429,379)	$—	$156,194,769
*Net of tax payments related to shares withheld for option exercises and vested stock.
See accompanying notes to the condensed consolidated financial statements.

Workhorse Group Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
	2022	2021
Cash flows from operating activities:
Net loss	$(22,054,535)	$(120,506,771)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	319,984	311,144
Change in fair value and loss on exchange of convertible notes	1,769,857	(15,500,000)
Change in fair value of Investment in LMC	—	136,605,952
Stock-based compensation	2,350,293	892,428
Write down of inventory	519,939	(361,717)
Forgiveness of PPP Term Note	—	(1,411,000)
Deferred taxes	—	(17,632,492)
Other non-cash items	310,480	—
Effects of changes in operating assets and liabilities:
Accounts and lease receivable	98,347	(9,635)
Inventory	(3,477,474)	(14,842,677)
Prepaid expenses and other current assets	(4,166,915)	(3,813,318)
Other assets	(55,661)	—
Accounts payable, accrued liabilities and other	(6,088,342)	1,509,399
Warranty liability	(268,453)	(144,957)
Net cash used in operating activities	(30,742,480)	(34,903,644)
Cash flows from investing activities:
Capital expenditures	(3,595,842)	(1,264,767)
Net cash used in investing activities	(3,595,842)	(1,264,767)
Cash flows from financing activities:
Payments on finance lease	(64,934)	—
Exercise of warrants and options and restricted share award activity	(196,262)	14,220
Net cash (used in) provided by financing activities	(261,196)	14,220
Change in cash and cash equivalents	(34,599,518)	(36,154,191)
Cash, cash equivalents and restricted cash, beginning of the period	201,647,394	241,229,067
Cash and cash equivalents, end of the period	$167,047,876	$205,074,876

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
Principles of Consolidation
The accompanying condensed consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles (“GAAP”) and reflect our accounts and operations and those of our wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated upon consolidation.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, costs and expenses and related disclosures in the accompanying notes.
In the opinion of our management, the Unaudited Condensed Consolidated Financial Statements include all adjustments that are necessary for the fair presentation of Workhorse’s financial condition, results of operations and cash flows for the interim periods presented. Such adjustments are of a normal, recurring nature. The results of operations and cash flows for the interim periods presented may not necessarily be indicative of full-year results. Reference should be made to the financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2021.

2.    INVENTORY, NET

Inventory consisted of the following:

	March 31, 2022	December 31, 2021
Raw materials	$66,204,677	$66,238,615
Work in process	24,158,510	20,826,644
Finished goods	—	—
	90,363,187	87,065,259
Less: inventory reserves	(77,685,718)	(76,997,892)
Inventory, net	$12,677,469	$10,067,367

3.    PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid and other current assets consisted of the following:

	March 31, 2022	December 31, 2021
Prepaid purchases(1)	$29,040,858	$24,101,695
Less: prepaid purchases reserve(2)	(21,944,592)	(23,912,025)
Prepaid purchases, net	7,096,266	189,670
Prepaid insurance	1,288,429	2,205,608
Right of return asset	—	1,620,000
Other	487,482	342,551
Prepaid expenses and other current assets	$8,872,177	$4,357,829

(1) The Company’s prepaid purchases balance consists primarily of deposits made to our suppliers for non-recurring engineering costs, capital expenditures, and production parts. The increase in prepaid purchases as compared to December 31, 2021 is primarily due to deposits on orders related to the Company’s W750 vehicle platform.
(2) We record reserves on prepaid purchase balances that are significantly aged, for balances that represent deposits for certain production parts related to the Company’s C-Series vehicle platform, and for balances specifically identified as having a carrying value in excess of net realizable value. The reserve represents our best estimate of deposits on orders that we do not expect to recover.

4.    REVENUE
Revenue Recognition
During the three months ended March 31, 2022 and 2021, the Company recognized sales, net of returns and allowances, of $14,299 and $521,060, respectively.
Revenue is recognized when obligations under the terms of a contract with our customer are satisfied. Generally, this occurs when we transfer control of our vehicles, parts, or accessories, or provide services. Revenue is measured as the amount of consideration we expect to receive in exchange for transferring goods or providing services. For the majority of sales, this occurs when products are shipped from our manufacturing facility. At the time of revenue recognition, we reduce the transaction price and record a sales return reserve against revenue for estimated variable considerations related to future product returns. Such estimates are based on an analysis of known pending returns and historical experience. We adjust our estimate of revenue at the earlier of when the value of consideration we expect to receive changes or when the consideration becomes fixed.
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
Revenue related to extended service contracts is recognized over the term of the agreement in proportion to the costs we expect to incur in satisfying the contract obligations.
We have elected to recognize the cost for freight and shipping when control over vehicles, parts, or accessories has transferred to the customer as an expense in Cost of Sales.
Accounts Receivable
Accounts receivable primarily include amounts related to sales of our products and services rendered. We provide an allowance against accounts receivable for the amount we expect to be uncollectible. We write-off accounts receivable against the allowance when they are deemed uncollectible.

5.    DEBT

4.0% Senior Secured Convertible Notes Due 2024 (“2024 Notes”)
The fair value of the 2024 Notes as of March 31, 2022 and December 31, 2021 was $25.1 million and $24.7 million, respectively. The fair value of the 2024 Notes as of March 31, 2022 was determined using the subsequent settlement amount of the notes. In electing the fair value option, the Company recognizes changes in fair value attributable to changes in stock price in Interest Expense (Income) and changes in fair value attributable to credit spread in Other Comprehensive Loss.
The contractual principal balance of the 2024 Notes was $27.5 million as of March 31, 2022 and December 31, 2021. Interest was payable quarterly beginning January 15, 2021 at a rate of 4.0% per annum. Interest expense related to the 2024 Notes for the three months ended March 31, 2022 and 2021 was $0.3 million and $2.0 million, respectively.
On April 21, 2022, we exchanged the remaining $27.5 million in aggregate principal of the 2024 Notes for approximately 7.8 million shares of the Company’s common stock. The number of shares issued was calculated by dividing $29.4 million, which represents 107% of the principal amount of the notes, plus $0.3 million of interest accrued on the notes, by the average of the daily VWAPS for the 10 days immediately preceding April 21, 2022. The Company recognized a loss of $1.8 million in the first quarter of 2022, which includes a $0.4 million adjustment to the fair value of the convertible notes to the value of the shares issued under the exchange and a $1.4 million adjustment related to the realization of the amount previously recognized in Accumulated Other Comprehensive Loss. The total loss was recorded in Interest Expense for the three months ended March 31, 2022.
Subsequent to the exchange, the Company has no convertible notes outstanding and the indenture and related security agreement under which the 2024 Notes were issued have been terminated.
See Note 13, Fair Value Measurements, for additional information regarding the fair value measurement of the 2024 Notes.
PPP Term Note
On April 14, 2020, the Company entered into a Paycheck Protection Program Term Note (“PPP Term Note”) under the Paycheck Protection Program of the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”). The Company received total proceeds of approximately $1.4 million. In accordance with the requirements of the CARES Act, the Company used the proceeds primarily for payroll costs. Interest accrued on the PPP Term Note at the rate of 1.0% per annum. The Company elected to account for the PPP Term Note as debt and accrued interest over the term of the note.
On January 15, 2021, the outstanding principal and interest accrued on the PPP Term Note were fully forgiven. The Company recognized approximately $1.4 million in gain on the forgiveness of the PPP Term Note, which was recorded in Interest Income during the three months ended March 31, 2021.

6.    ACCRUED LIABILITIES AND OTHER AND WARRANTY LIABILITY

Accrued liabilities and other current liabilities consisted of the following:

	March 31, 2022	December 31, 2021
Accrued commissions	$2,750,000	$4,000,000
Compensation and related costs	2,334,887	4,030,085
Accrued interest	293,333	232,222
Sales return reserve	—	2,410,000
Other	4,567,492	4,080,520
Total accrued liabilities and other	$9,945,712	$14,752,827

Warranties
We generally offer warranty coverage for our products. We accrue warranty related costs under standard warranty terms and for certain claims outside the contractual obligation period that we choose to pay as accommodations to our customers.
Provisions for estimated assurance warranties are recorded at the time of sale and are periodically adjusted to reflect actual experience. The amount of warranty liability accrued reflects management’s best estimate of the expected future cost of honoring Company obligations under the warranty plans. Historically, the cost of fulfilling the Company’s warranty obligations has principally involved replacement parts, towing and transportation costs, labor and sometimes travel for any field retrofit campaigns. The Company’s estimates are based on historical experience, the extent of pre-production testing, the number of units involved, and the extent of features/components included in product models. The Company reviews actual warranty claims experience to determine if there are systemic defects that would require a field campaign.
Although we believe the estimates and judgments discussed herein are reasonable, actual results could differ and we may be exposed to increases or decreases in our warranty accrual that could be material.

Warranty liability activity consisted of the following:

	Three Months Ended March 31,
	2022	2021
Warranty liability, beginning of period	$4,583,916	$5,400,000
Warranty costs incurred	(350,953)	(244,957)
Provision for warranty	82,500	100,000
Warranty liability, end of period	$4,315,463	$5,255,043

7.    LEASES
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

	Three Months Ended March 31,
	2022	2021
Short-term lease expense	$175,905	$123,515
Operating lease expense	297,423	—
Total lease expense	$473,328	$123,515
Lease right of use assets consisted of the following:

	March 31, 2022	December 31, 2021
Operating leases	$4,040,010	$1,538,852
Finance leases	5,972,505	—
Total lease right-of-use assets	$10,012,515	$1,538,852

Lease liabilities consisted of the following:

	March 31, 2022	December 31, 2021
Operating leases	$4,139,648	$1,554,767
Finance leases	3,599,552	—
Total lease liabilities	7,739,200	1,554,767
Less: current portion	(975,466)	(363,714)
Long-term portion	$6,763,734	$1,191,053
Supplemental cash flow information related to leases where we are the lessee is as follows:

	Three Months Ended March 31,
	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows from operating leases	$297,423	$—
Operating cash outflows from finance leases (interest payments)	120,727	—
Financing cash outflows from finance leases	64,934	—
Leased assets obtained in exchange for finance lease liabilities	2,614,533	—
Leased assets obtained in exchange for operating lease liabilities	6,022,694	—

8.    STOCK-BASED COMPENSATION
The Company maintains, as approved by the board of directors, the 2019 Stock Incentive Plan (the “Plan”) providing for the issuance of stock-based awards to employees, officers, directors or consultants of the Company. Non-qualified stock options may only be granted with an exercise price equal to the market value of the Company’s common stock on the grant date. Awards under the Plan may be either vested or unvested options, or unvested restricted stock. The Plan has authorized 8.0 million shares for issuance of stock-based awards. As of March 31, 2022 there were approximately 2.3 million shares available for issuance of future stock awards, respectively, which includes shares available under the 2019 and 2017 incentive plans.
Stock-based compensation expense
The following table summarizes stock-based compensation expense:

	Three Months Ended March 31,
	2022	2021
Stock options	$232,378	$70,412
Restricted stock awards	1,679,244	822,016
Performance-based restricted stock awards	438,671	—
Total stock-based compensation expense	$2,350,293	$892,428

Stock options
A summary of stock option activity for the three months ended March 31, 2022 is as follows:

	Number of Options	Weighted Average Exercise Price per Option	Weighted Average Remaining Contractual Life (Years)
Balance, December 31, 2021	495,836	$6.80	6.5
Exercised	(3,254)	1.81
Balance, March 31, 2022	492,582	$6.78	6.3

Number of options exercisable at March 31, 2022	231,683	$3.45	2.8

As of March 31, 2022, unrecognized compensation expense was $2.4 million for unvested options which is expected to be recognized over the next 2.4 years.

Restricted stock awards
A summary of restricted stock award activity for the three months ended March 31, 2022 is as follows:

	Number of Unvested Shares	Weighted Average Grant Date Fair Value per Share
Balance, December 31, 2021	1,617,192	$9.33
Granted	2,422,809	3.10
Vested	(127,957)	10.41
Forfeited	(26,700)	5.51
Balance, March 31, 2022	3,885,344	$5.43

As of March 31, 2022, unrecognized compensation expense was $19.0 million for unvested restricted stock awards which is expected to be recognized over the next 2.5 years.

Total shareholder return target performance share units (“TSR PSUs”)
A summary of the TSR PSU award activity for the three months ended March 31, 2022 is as follows:

	Number of Unvested Shares	Weighted Average Grant Date Fair Value per Share
Balance, December 31, 2021	306,197	$11.79
Granted(1)	420,170	11.79
Balance, March 31, 2022	726,367	$11.79
(1) On February 23, 2022, the Company issued an additional 0.4 million TSR PSUs to certain executives. Vesting is based upon the Company’s total shareholder return as compared to a group of peer companies over a 3-year performance period. The TSR PSUs vest only upon the achievement of the applicable performance conditions for the performance period, and depending on the actual achievement on the performance conditions, the grantee may earn between 0% and 200% of the target TSR PSUs. The grant date fair value of $11.79 per TSR PSU was estimated using a Monte-Carlo simulation model using a volatility assumption of 117% and risk-free interest rate of 0.69%.

As of March 31, 2022, unrecognized compensation expense was $7.9 million for unvested TSR PSUs, which is expected to be recognized over the next 2.8 years.
EBITDA target performance share units (“EBITDA PSUs”)
On February 23, 2022, the Company issued 0.4 million EBITDA PSUs. Vesting is based upon the Company’s performance, over a performance period ending December 31, 2024, on certain measures including a cumulative adjusted EBITDA target. The EBITDA PSUs vest only upon the achievement of the applicable performance conditions for the performance period, and depending on the actual achievement on the performance conditions, the grantee may earn between 0% and 200% of the target EBITDA PSUs. The fair value of performance share units is calculated based on the stock price on the date of grant.
The stock-based compensation expense recognized each period is dependent upon our estimate of the number of shares that will ultimately vest based on the achievement of EBITDA-based performance conditions. Future stock-based compensation expense for unvested EBITDA PSUs will be based on the fair value of the awards as of the grant date, which has not yet occurred, as the cumulative adjusted EBITDA target condition is not yet defined.

9.    INCOME TAXES
As of March 31, 2022 and December 31, 2021, the Company's deferred tax liability was zero. The cumulative deferred tax assets are fully reserved as there is not sufficient evidence to conclude that it is more likely than not the deferred tax assets are realizable. No current liability for federal or state income taxes has been included in these Condensed Consolidated Financial Statements due to the loss for the periods.

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
The following table presents the reconciliation of net loss used in computing diluted net loss per share of common stock:

	Three Months Ended March 31,
	2022	2021
Net loss	$(22,054,535)	$(120,506,771)
Interest on convertible notes	—	2,000,000
Change in fair value of convertible notes	—	(15,500,000)
Adjusted net loss	$(22,054,535)	$(134,006,771)

The following table presents the reconciliation of basic to diluted weighted average shares used in computing net loss per share of common stock:

	Three Months Ended March 31,
	2022	2021
Weighted average shares outstanding, basic	151,939,491	122,633,856
Stock-based awards and warrants	—	—
Convertible notes	—	5,667,328
Weighted average shares outstanding, diluted	151,939,491	128,301,184

The following table presents the potentially dilutive shares that were excluded from the computation of diluted net loss per share of common stock, because their effect was anti-dilutive:

	Three Months Ended March 31,
	2022	2021
Stock-based awards and warrants	6,525,999	3,929,451
Convertible notes(1)	7,828,917	—

(1) Represents shares issued in exchange of convertible notes on April 21, 2022. See Note 5, Debt, for additional information regarding shares issued subsequent to the date of the Condensed Consolidated Financial Statements.

11.    RECENT ACCOUNTING PRONOUNCEMENTS

Accounting Standards Recently Adopted

In August 2020, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) 2020-06, Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. The ASU simplifies the accounting for certain convertible instruments, amends the guidance on derivative scope exceptions for contracts in an entity’s own equity and requires the use of the if-converted method for calculating diluted earnings per share. The ASU removes separation models for convertible debt with a cash conversion feature. Such convertible instruments will be accounted for as a single liability measured at amortized cost. The Company adopted the ASU as of January 1, 2022. The adoption of this guidance did not have a material impact on the Company's financial condition and results of operations.

12.    OTHER TRANSACTION

On October 31, 2019, the Company and ST Engineering Hackney, Inc. (“Hackney”) entered into an Asset Purchase Agreement to purchase certain assets and assume certain liabilities of Hackney. Upon execution of the agreement, the Company deposited approximately 2.3 million shares of its common stock into an escrow account that were to be released to Hackney if certain conditions were met.

The Company believes that such conditions were not met and does not expect to make further payments to Hackney in connection with the Asset Purchase Agreement. Further, the Company expects the shares to be released from escrow in 2022.

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

A financial asset or liability’s classification within the hierarchy is determined based on the lowest level of input that is significant to the fair value measurement. Assets and liabilities measured at fair value and fair value measurement level were as follows:

	March 31, 2022				December 31, 2021
	Fair Value	Level 1	Level 2	Level 3	Fair Value	Level 1	Level 2	Level 3
Liabilities
Convertible notes	$25,072,357	$—	$—	$25,072,357	$24,705,000	$—	$—	$24,705,000
Total liabilities at fair value	$25,072,357	$—	$—	$25,072,357	$24,705,000	$—	$—	$24,705,000

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

The Company recognizes changes in fair value of the convertible notes related to changes in credit spread, if any, in Other Comprehensive Loss and the remaining changes in fair value in Interest Expense (Income).

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
Federal Motor Vehicle Safety Standards (“FMVSS”) Certification and Other Regulatory Matters

On September 22, 2021, we announced the Company decided to suspend deliveries of C-1000 vehicles and recall the vehicles we had already delivered to customers. The new leadership team determined additional testing and modifications to existing vehicles are required to bring the C-1000 vehicles into full compliance with FMVSS. The Company further announced we filed a report with the National Highway Traffic Safety Administration (“NHTSA”) regarding the need for additional testing and vehicle modifications to bring our C-1000 vehicles into full compliance with FMVSS. We indicated our previous statements related to the C-1000’s compliance with NHTSA standards cannot be relied upon and so notified the Securities and Exchange Commission. We also disclosed we identified a number of enhancements to our production process and the design of the C-1000 vehicles to address customer feedback, primarily related to payload capacity.

The certification testing was completed in February 2022. Upon completion of this review, the C-1000 platform was determined to be eligible for certification and reintroduction as a limited production vehicle with constrained cargo capacity. In addition, further modifications to the vehicles will be made during the required FMVSS remediation process, including a redesigned front suspension as well as supplier corrective action in certain components. We expect the entire fleet of currently manufactured C-1000s will have the required corrected actions applied during 2022, with the majority of the recalled vehicles returned to the customers.

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

On October 19 and November 1, 2021, the Company received letters from the SEC requesting that it voluntarily provide information relating to (a) the events and trading in its securities leading up to the announcement of the award of a contract by the U.S. Postal Service (the “USPS”) for the manufacture of a postal service vehicle fleet and (b) recognition of revenue, if any, related to purchases of vehicles by certain of the Company’s customers. On November 5, 2021, the Department of Justice (“DOJ”) orally informed the Company that it had a related open investigation covering the Company. The Company has not received any subpoena or other request for documents or other information from the DOJ with respect to this investigation. The Company is cooperating with the SEC and DOJ investigations. At this point, the Company cannot predict the eventual scope, duration, or outcome of these matters.

During the second quarter of 2021, the Company became aware of a regulatory compliance issue related to our E-Series vehicles that will require retrofitting of such vehicles. Management continues to work on remediation of this issue and does not expect it to have a material impact on the Company’s financial condition and operations. Due to the uncertainties and many variables involved in regulatory matters, we cannot estimate the ultimate resolution of this issue and actual results may differ from our expectations.

Legal Proceedings

Securities Litigation

On March 8, 2021, Sam Farrar, individually and on behalf of other similarly situated purchasers of the Company’s securities, filed a putative class action complaint against the Company, Duane Hughes and Steve Schrader in the United States District Court for the Central District of California (Case 2:21-cv-02072) claiming violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. On March 11, 2021, John Kinney, individually and on behalf of other similarly situated purchasers of the Company’s securities, filed a substantively identical putative class action complaint against the Company, Duane Hughes and Steve Schrader in the United States District Court for the Central District of California (Case 2:21-cv-02207) also claiming violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. On May 18, 2021, the court consolidated the two cases and appointed Timothy M. Weis as lead plaintiff pursuant to the Private Securities Litigation Reform Act of 1995. On July 16, 2021, lead plaintiff filed an Amended Complaint. The Amended Complaint is now brought against the Company, Duane Hughes, Steve Schrader, Robert Willison and Gregory Ackerson, on behalf of purchasers of the Company’s securities from March 10, 2020 through May 10, 2021. It alleges the defendants violated the federal securities laws by intentionally or recklessly making material misrepresentations and/or omissions regarding the Company’s participation in the bidding process to manufacture the new fleet of USPS next generation delivery vehicles, the prospect of the USPS awarding the contract to Workhorse given alleged deficiencies in Workhorse’s proposal, the Company’s manufacturing abilities generally and the Company’s nonbinding “backlog” in its vehicles. Lead plaintiff seeks certification of a class and monetary damages in an indeterminate amount. The Company filed a motion to dismiss the Amended Complaint on September 3, 2021. On December 2, 2021, the Court denied in substantial part the Company's motion to dismiss, and, on January 18, 2022, the Company answered the remaining allegations in the Amended Complaint. On January 20, 2022, the Court issued a Scheduling Order setting the following dates: (1) June 12, 2023 as the deadline to file Motion for Class Certification; (2) December 9, 2023 as the deadline to complete all discovery; (3) January 8, 2024 as the deadline to have all other motions heard, including for summary judgment; (4) March 11, 2024 for a pre-trial conference; and (5) March 19, 2024 for the jury trial. The parties are now engaged in discovery. The Company believes the Securities Class Action is without merit and intends to vigorously pursue all legal avenues to fully defend itself.

Shareholder Derivative Litigation

On April 16, 2021, Romario St. Clair, derivatively on behalf of the Company, filed a stockholder derivative complaint in the Eighth Judicial District Court of the State of Nevada in and for Clark County (Case No. A-21-833050-B) for breach of fiduciary duty and unjust enrichment against Duane Hughes, Steve Schrader, Stephen Fleming, Robert Willison, Anthony Furey, H. Benjamin Samuels, Raymond J. Chess, Harry DeMott, Gerald B. Budde, Pamela S. Mader, Michael L. Clark and Jacqueline A. Dedo. In this action, the plaintiff alleges the defendants breached their fiduciary duties by allowing or causing the Company to violate the federal securities laws as alleged in the Securities Class Action discussed above and by selling Company stock and receiving other compensation while allegedly in possession of material non-public information about the prospect of the USPS awarding the contract to an electric vehicle manufacturer given electrifying the USPS’s entire fleet allegedly would be impractical and expensive. The plaintiff seeks damages and disgorgement in an indeterminate amount. Several nearly identical derivative complaints have been filed: (1) on May 19, 2021, Caruso v. Hughes et al. (Case No. 2:21-cv-04202) was filed in the Central District of California; (2) on May 24, 2021, Kistenmacher v. Hughes et al. (Case No. 2:21-cv-04294) was filed in the Central District of California; (3) on May 27, 2021, Brown v. Hughes et al. (Case No. 2:21-cv-04412) was filed in the Central District of California; (4) on June 24, 2021 Everson v. Hughes et al. (Case No. A-21-836888-B) was filed in the Eighth Judicial District Court of the State of Nevada in and for Clark County; and (5) on September 21, 2021, Cohen v. Hughes et al. (Case No. 1:21-cv-00601) was filed in the United States District Court for the Southern District of Ohio.

On June 21, 2021, the Court ordered the three cases filed in the Central District of California be consolidated and thereafter stayed the action pending the outcome in the Securities Class Action discussed above; the stay was lifted after the December 2, 2021 Order was entered in the Securities Class Action. On April 18, 2022, the plaintiffs filed their consolidated amended complaint, which now includes the additional allegations made in the Amended Complaint in the Securities Class Action discussed above, and names Gregory Ackerson as an additional defendant. Defendants’ response to the consolidated amended complaint is due June 2, 2022, plaintiffs’ opposition to any motion filed by defendants in response would then be due July 18, 2022 and defendants’ reply in support of any motion they may file would then be due August 8, 2022.

On November 5, 2021, the Court granted the parties' stipulation transferring the Cohen action (which now bears Case No. 2:21-08734) to the Central District of California, where it was eventually assigned to Judge Cormac J. Carney (who presides over the Securities Class Action and the consolidated Central District of California action). On March 18, 2022, the defendants and the Company filed a motion to stay the Cohen action, and the defendants filed motions to dismiss the Cohen action. The Company filed its answer concurrently therewith. The plaintiffs’ oppositions to the motions are due May 2, 2022, and the defendants’ and the Company’s replies in support of the motions (where applicable) are due May 23, 2022. The hearing date for the motions is currently set for June 6, 2022.

On January 7, 2022, the Court ordered the two cases filed in Eight Judicial District Court of the State of Nevada in and for Clark County be consolidated under the St. Clair action. On January 24, 2022, the plaintiffs in the consolidated St. Clair action filed their consolidated amended complaint, which was also revised to include the additional allegations made in the Amended Complaint in the Securities Class Action discussed above. On March 22, 2022 the defendants and the Company filed a motion to stay the St. Clair consolidated action, and the defendants filed motions to dismiss the St. Clair consolidated action, which the Company joined in with respect to the arguments related to the plaintiffs’ lack of standing. The plaintiffs’ oppositions to the motions are due May 13, 2022, and the defendants’ replies in support of the motions are due June 17, 2022. The hearing date for the motions is currently set for June 30, 2022.

Although these actions purport to seek recovery on behalf of the Company, the Company will incur certain expenses due to indemnification and advancement obligations with respect to the defendants. The Company understands that defendants believe this action is without merit and intends to support them as they pursue all legal avenues to defend themselves fully.

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
Recent Developments
GreenPower Motor Company Inc. Supply Agreement
In February 2022, we entered into a multi-year vehicle purchase and supply agreement (the “Supply Agreement”) with GreenPower Motor Company Inc. (“GreenPower”) to facilitate the manufacturing and delivery of medium-duty Class 4 step vans into the North American market. Under the Supply Agreement, we will purchase 1,500 base vehicles from GreenPower, complete the manufacturing process on the base vehicles, and deliver finished step vans, known as the W750, to customers in the United States and Canada. The W750 will feature up to 150 miles of all-electric range, with a payload capacity of 5,000 pounds. Delivery of base vehicles is expected to begin during the third quarter of 2022.
Securities Exchange Agreement
In April 2022, we entered into a securities exchange agreement to exchange the remaining $27.5 million in aggregate principal of our convertible notes for approximately 7.8 million shares of our common stock. The number of shares issued was calculated by dividing $29.4 million, which represents 107% of the principal amount of the notes, plus $0.3 million of interest accrued on the notes, by the average of the daily VWAPS for the 10 days immediately preceding April 21, 2022. We recognized a loss of $1.8 million in the first quarter of 2022, which includes a $0.4 million adjustment to the fair value of the convertible notes to the value of the shares issued under the exchange and a $1.4 million adjustment related to the realization of the amount previously recognized in Accumulated Other Comprehensive Loss. The total loss was recorded in Interest Expense for the three months ended March 31, 2022.
Subsequent to the exchange, we have no convertible notes outstanding, and the indenture and related security agreement under which the 2024 Notes were issued have been terminated.
Recent Trends and Market Conditions

COVID-19. The impact of COVID-19, including pandemic fears and market downturns, and restrictions on business and individual activities, has created significant volatility in the global economy. Recent outbreaks in certain regions continue to cause intermittent COVID-19 related disruptions in supply chain. While we have been relatively successful in navigating the impact from the COVID-19 pandemic, we have previously been affected by temporary manufacturing closures. As of March 31, 2022, our locations and most of our primary suppliers continue to operate and we continue to work through supplier constraints caused by the COVID-19 outbreak, as well as the supply chain difficulties.

Commodities. Prices for commodities remain volatile, and we expect to experience price increases for base metals and raw materials that are used in batteries for electric vehicles (e.g., lithium, cobalt, and nickel). Global demand and differences in output across sectors due to the COVID-19 pandemic have generated divergence in price movements across different commodities. We expect the net impact on us overall will be higher material costs. The help ensure supply of raw materials for critical components (e.g., batteries), we plan to enter into multi-year sourcing agreements.

Inflation. Inflation rose significantly in March 2022 as Russia's invasion of Ukraine drove up energy costs as well as other costs, such as freight premiums. We are seeing a near-term impact on our business due to inflationary pressure. The eventual implications of higher government deficits and debt, tighter monetary policy, and potentially higher long-term interest rates may drive a higher cost of raise capital in the future.

Results of Operations
Our condensed consolidated statements of operations data are as follows:

	Three Months Ended March 31,
	2022	2021
Sales, net of returns and allowances	$14,299	$521,060
Cost of sales	3,923,351	6,225,299
Gross loss	(3,909,052)	(5,704,239)
Operating expenses
Selling, general and administrative	11,910,259	6,885,830
Research and development	4,011,934	3,863,715
Total operating expenses	15,922,193	10,749,545
Loss from operations	(19,831,245)	(16,453,784)
Interest expense (income), net	2,223,290	(14,920,473)
Other loss	—	(136,605,952)
Loss before benefit for income taxes	(22,054,535)	(138,139,263)
Benefit for income taxes	—	(17,632,492)
Net loss	$(22,054,535)	$(120,506,771)

Sales, net of returns and allowances
Sales, net of returns and allowances for the three months ended March 31, 2022 and 2021 were $14,299 and $521,060, respectively. The decrease in net sales was primarily due to a decrease in volume of automotive vehicle sales.
Cost of sales
Cost of sales for the three months ended March 31, 2022 and 2021 were $3.9 million and $6.2 million, respectively. The decrease in cost of sales was primarily due to a decrease in volume of automotive vehicle sales, and costs associated with the initial production of the C-Series vehicle platform.
Selling, general and administrative expenses
Selling, general and administrative (“SG&A”) expenses during the three months ended March 31, 2022 and 2021 were $11.9 million and $6.9 million, respectively. The increase was primarily due to an increase of $2.9 million in employee and labor related expenses from increased headcount and the appointments of our new executive leadership team. Additionally, there was a $2.1 million increase in professional services related to litigation. The increases were partially offset by a $1.4 million decrease in consulting fees due to our initiative to reduce reliance on external resources by hiring internal resources.
Research and development expenses
Research and development (“R&D”) expenses during the three months ended March 31, 2022 and 2021 were $4.0 million and $3.9 million, respectively.
Other loss
Other loss during the three months ended March 31, 2022 was zero. During the three months ended March 31, 2021, we recognized a loss of $136.6 million attributable to unfavorable changes in fair value of our prior investment in Lordstown Motors Corp.

Net Interest Expense (Income)
Net interest expense (income) is comprised of the following:

	Three Months Ended March 31,
	2022	2021
Realization of accumulated other comprehensive loss	$1,402,500	$—
Change in fair value of convertible notes	367,357	(15,500,000)
Contractual interest expense	332,707	2,000,000
Gain on forgiveness of PPP Term Note	—	(1,411,000)
Other	120,726	(9,473)
Total interest expense (income), net	$2,223,290	$(14,920,473)

Net interest expense for the three months ended March 31, 2022 was $2.2 million as compared to $14.9 million of interest income for the three months ended March 31, 2021. The change in net interest expense (income) is primarily due to a $0.4 million increase in fair value of our convertible notes during the three months ended March 31, 2022, as compared to a $(15.5) million decrease in fair value during the three months ended March 31, 2021. Additionally, we recognized a gain on the forgiveness of our prior PPP Term Note during the three months ended March 31, 2021.

Liquidity and Capital Resources
From inception, we have financed our operations primarily through sales of equity securities and issuance of debt. We have utilized this capital for R&D and to fund designing, building and delivering vehicles to customers and for working capital purposes.
As of March 31, 2022, we had approximately $167.0 million in cash and cash equivalents, compared to approximately $201.6 million as of December 31, 2021, resulting in a decrease of $34.6 million. The decrease was primarily attributable to cash used in operations related to employee and labor related costs, consulting and professional services, and inventory build.
On March 10, 2022, we entered into an At-The-Market Sales Agreement, which established an at-the-market equity program (the “2022 ATM Program”). Under the 2022 ATM Program, we may offer and sell shares of our common stock having an aggregate sales price of up to $175.0 million, in amounts and at times determined by management. During the three months ended March 31, 2022, we issued no shares under the 2022 ATM Program, leaving shares of common stock having an aggregate offering price of up to $175.0 million available for issuance under the 2022 ATM Program.
We believe our existing capital resources will be sufficient to support our current and projected funding requirements for at least the next twelve months, after which time additional funding may be required. However, if market conditions are appropriate, we may raise additional capital in 2022, including under our 2022 ATM Program.
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
As of March 31, 2022, we had outstanding $27.5 million in aggregate principal amount of indebtedness and our total minimum lease payments are $10.1 million. For details regarding our indebtedness, including the subsequent exchange of the aggregate principal amount for shares of our common stock, and lease obligations, refer to Note 5, Debt, and Note 7, Leases, to the Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q.

Sources and Condition of Liquidity
With the exception of contingent and royalty payments we may receive under our existing collaborations, we do not currently have any committed future funding. To the extent we raise additional capital by issuing equity securities, including under the 2022 ATM Program, our stockholders could at that time experience substantial dilution. Any debt financing that we can obtain may include operating covenants that restrict our business.
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
For the three months ended March 31, 2022, we maintained an investment in a bank money market fund. Cash in excess of immediate requirements is invested with regard to liquidity and capital preservation. Wherever possible, we seek to minimize the potential effects of concentration and degrees of risk. We will continue to monitor the impact of the changes in the conditions of the credit and financial markets to our investment portfolio and assess if future changes in our investment strategy are necessary.
Summary of Cash Flows

	Three Months Ended March 31,
	2022	2021
Net cash used in operating activities	$(30,742,480)	$(34,903,644)
Net cash used in investing activities	$(3,595,842)	$(1,264,767)
Net cash (used in) provided by financing activities	$(261,196)	$14,220

Cash Flows from Operating Activities
Our cash flows from operating activities are affected by our cash investments to support the business in R&D, manufacturing, selling, general and administration. Our operating cash flows are also affected by our working capital needs to support fluctuations in inventory, personnel expenses, accounts payable and other current assets and liabilities.
During the three months ended March 31, 2022 and 2021, net cash used in operating activities was $30.7 million and $34.9 million, respectively. The decrease in net cash used in operations was primarily attributable to a decrease in spend related to the initial production of the C-Series vehicle platform.
Cash Flows from Investing Activities
Cash flows from investing activities and their variability across each period related primarily to capital expenditures, which were $3.6 million for the three months ended March 31, 2022 and $1.3 million for the three months ended March 31, 2021. The increase in cash used in operations was primarily attributable to capital expenditures to upgrade our administrative, research, and production facilities.
Cash Flows from Financing Activities
Net cash used in financing activities during the three months ended March 31, 2022 was $0.3 million, which consisted primarily of payments on financing leases and tax payments related to shares withheld for option exercises and vesting of restricted share awards.
Net cash provided by financing activities during the three months ended March 31, 2021 was $14,220, which consisted of net proceeds from the exercise of stock options and warrants, and vesting of restricted share awards.

Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Critical Accounting Estimates
A discussion of our critical accounting estimates is contained in our Annual Report on Form 10-K for the year ended December 31, 2021, under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Recent Accounting Pronouncements
A description of recently issued and adopted accounting pronouncements is contained in Note 11, Recent Accounting Pronouncements, of the Condensed Consolidated Financial Statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
For a discussion of our quantitative and qualitative disclosures about market risk, see “Quantitative and Qualitative Disclosures About Market Risks” included in our Annual Report on Form 10-K for the year ended December 31, 2021, under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” There have been no material changes to the information provided in our Annual Report on Form 10-K for the year ended December 31, 2021.

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Pursuant to Rules 13a-15(b) and 15-d-15(b) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), we evaluated, with the participation of management, including our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. The term “disclosure controls and procedures”, as defined under Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS

For a description of certain material legal proceedings, please see Note 14, Commitments and Contingencies, to the consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

ITEM 1A. RISK FACTORS

For a detailed discussion of risk factors affecting us, see “Part I – Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021. Except as set forth below, there have been no material changes in the current period regarding our risk factors.

Increased economic and political instability, including as a result of inflationary pressures, rising interest rates and the conflict between Russia and Ukraine, may adversely affect our business, financial condition, and results of operations.

Recent events that are impacting global and local business conditions include the ongoing effects of COVID-19, the semiconductor shortage, other supply chain challenges, and the effects of inflation and rising interest rates. We are experiencing challenges and increases in costs for logistics and supply chains, such as increased port congestion, intermittent supplier delays, and volatility in prices of commodities such as base metals and raw materials that are used in batteries (e.g., lithium, cobalt, and nickel). In addition, we are experiencing varying levels of inflation resulting in part from various supply chain disruptions, increased shipping and transportation costs, increased raw material and labor costs, and other disruptions caused by the COVID-19 pandemic and general economic conditions. Further unfavorable conditions such as a general slowdown of the U.S. economy, uncertainty and volatility in the financial markets, uncertainty or volatility in commodity prices or additional inflationary factors and rising interest rates could result in higher operating costs and expenses for our Company.

In addition, in late February 2022, Russia launched a military attack on Ukraine. In response, many countries have imposed sanctions against Russian businesses and citizens. Although we do not have operations outside the United States, the potentially destabilizing effects of the Russia and Ukraine conflict, or potential for a larger conflict, could have other effects on our business.

In addition, these factors could heighten many of our known risks described in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit No.	Description
3.1	First Amended and Restated Bylaws of Workhorse Group Inc. (incorporated by reference from Exhibit 3.1 to the registrant's Current Report on Form 8-K dated April 4, 2022, File No. 001-37673).
10.1
Vehicle Supply and Purchase Agreement, dated February 28, 2022, between the Company and GreenPower Motor Company, Inc. (incorporated by reference from Exhibit 10.1 to the registrant's Current Report on Form 8-K dated February 28, 2022, File No. 001-37673).

10.2
At-the-Market-Sales Agreement, dated March 10, 2022 between the Company and BTIG, LLP (incorporated by reference from Exhibit 1.1 to the registrant's Current Report on Form 8-K dated March 10, 2022, File No. 001-37673).

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

WORKHORSE GROUP INC.

Dated: May 10, 2022	By:	/s/ Richard Dauch
Name: Richard Dauch Title: Chief Executive Officer (Principal Executive Officer)

Dated: May 10, 2022	By:	/s/ Robert M. Ginnan
Name: Robert M. Ginnan Title: Chief Financial Officer (Principal Financial Officer)

Dated: May 10, 2022	By:	/s/ Gregory T. Ackerson
Name: Gregory T. Ackerson Title: Chief Accounting Officer (Principal Accounting Officer)