Form 10-Q
period 2022-06-30
Workhorse Group Inc.
filed 2022-08-09
CIK 1425287

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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
1 (888) 646-5205
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
The number of shares of the Registrant's Common Stock, $0.001 par value per share, outstanding as of July 31, 2022, was 163,740,917.

i

Forward-Looking Statements

The discussions in this Quarterly Report on Form 10-Q (this “Report”) contain forward-looking statements reflecting our current expectations that involve risks and uncertainties. These statements are made under the “safe harbor” provisions of the U.S. Private Securities Litigation Reform Act of 1995. When used in this Report, the words “anticipate,” “expect,” “plan,” “believe,” “seek,” “estimate” and similar expressions are intended to identify forward-looking statements. These are statements that relate to future periods and include, but are not limited to, statements about the features, benefits and performance of our products, our ability to introduce new product offerings and increase revenue from existing products, expected expenses including those related to selling and marketing, product development and general and administrative, our beliefs regarding the health and growth of the market for our products, anticipated increase in our customer base, expansion of our products functionalities, expected revenue levels and sources of revenue, expected impact, if any, of legal proceedings, the adequacy of liquidity and capital resources, and expected growth in business. Forward-looking statements are statements that are not historical facts. Such forward-looking statements are subject to risks and uncertainties, which could cause actual results to differ materially from the forward-looking statements contained in this Report. Factors that could cause actual results to differ materially include, but are not limited to: our ability to develop and manufacture our new product portfolio, including the recently announced W750, W56 and W34 platforms; our ability to attract and retain customers for our existing and new products; risks associated with obtaining orders and executing upon such orders; supply chain disruptions, including constraints on steel, semiconductors and other material inputs and resulting cost increases impacting our company, our customers, our suppliers or the industry; our ability to implement modifications to vehicles to achieve compliance with Federal Motor Vehicle Safety Standards and to meet customer demands with respect to the C-1000s; the results of our ongoing review of the Company’s business and go-forward operating and commercial plans; our ability to capitalize on opportunities to deliver products to meet customer requirements; our limited operations and need to expand and enhance elements of our production process to fulfill product orders; the ability to protect our intellectual property; negative impacts stemming from the continuing COVID-19 pandemic; market acceptance for our products; our ability to control our expenses; potential competition, including without limitation shifts in technology; global and local business conditions; acts of war (including without limitation the conflict in Ukraine) and/or terrorism; the prices being charged by our competitors; our inability to retain key members of our management team; our inability to raise additional capital to fund our operations and business plan; our inability to maintain our listing of our securities on the Nasdaq Capital Market; our inability to satisfy our customer warranty claims; the outcome of any regulatory or legal proceedings; our liquidity and other risks and uncertainties and other factors discussed from time to time in our filings with the Securities and Exchange Commission (“SEC”), including our annual report on Form 10-K filed with the SEC. Forward-looking statements speak only as of the date hereof. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based, except as required by law.
All references in this Report that refer to the “Company”, “Workhorse Group”, “Workhorse”, “we,” “us” or “our” are to Workhorse Group Inc.
ii

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Workhorse Group Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

	June 30, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$140,060,575	$201,647,394
Accounts receivable, less allowance for credit losses of zero as of June 30, 2022 and December 31, 2021	784,668	149,776
Inventory, net	12,557,319	10,067,367
Prepaid expenses and other current assets	11,749,364	4,357,829
Total current assets	165,151,926	216,222,366
Property, plant and equipment, net	13,582,936	7,897,807
Lease right-of-use assets	11,666,276	1,538,852
Other assets	126,310	2,479,865
Total Assets	$190,527,448	$228,138,890
Liabilities
Current liabilities:
Accounts payable	$3,787,194	$7,849,607
Accrued and other current liabilities	9,596,353	14,752,827
Warranty liability	3,322,212	4,583,916
Current portion of lease liabilities	1,050,585	363,714
Total current liabilities	17,756,344	27,550,064
Lease liabilities, long-term	8,942,651	1,191,053
Convertible notes, at fair value	—	24,705,000
Total Liabilities	26,698,995	53,446,117
Commitments and contingencies
Stockholders’ Equity:
Series A preferred stock, par value $0.001 per share, 75,000,000 shares authorized, zero shares issued and outstanding as of June 30, 2022 and December 31, 2021	—	—
Common stock, par value $0.001 per share, 250,000,000 shares authorized, 160,058,512 shares issued and outstanding as of June 30, 2022 and 151,915,455 shares issued and outstanding as of December 31, 2021	160,059	151,916
Additional paid-in capital	717,258,045	686,318,201
Accumulated deficit	(553,589,651)	(510,374,844)
Accumulated other comprehensive loss	—	(1,402,500)
Total stockholders’ equity	163,828,453	174,692,773
Total Liabilities and Stockholders’ Equity	$190,527,448	$228,138,890
See accompanying notes to the condensed consolidated financial statements.

Workhorse Group Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Sales, net of returns and allowances	$12,555	$1,202,876	$26,854	$1,723,936
Cost of sales	3,020,204	14,796,130	6,943,555	21,021,429
Gross loss	(3,007,649)	(13,593,254)	(6,916,701)	(19,297,493)
Operating expenses
Selling, general and administrative	13,030,143	7,005,537	24,940,402	13,891,367
Research and development	5,027,061	2,123,860	9,038,995	5,987,575
Total operating expenses	18,057,204	9,129,397	33,979,397	19,878,942
Loss from operations	(21,064,853)	(22,722,651)	(40,896,098)	(39,176,435)
Interest expense (income), net	95,419	10,478,717	2,318,709	(4,441,756)
Other loss	—	11,699,666	—	148,305,618
Loss before benefit for income taxes	(21,160,272)	(44,901,034)	(43,214,807)	(183,040,297)
Benefit for income taxes	—	(1,281,947)	—	(18,914,439)
Net loss	$(21,160,272)	$(43,619,087)	$(43,214,807)	$(164,125,858)

Net loss per share of common stock
Basic	$(0.13)	$(0.35)	$(0.28)	$(1.33)
Diluted	$(0.13)	$(0.35)	$(0.28)	$(1.33)

Weighted average shares used in computing net loss per share of common stock
Basic	159,107,776	123,414,045	155,543,436	122,984,218
Diluted	159,107,776	123,414,045	155,543,436	122,984,218
See accompanying notes to the condensed consolidated financial statements.

Workhorse Group Inc.
Condensed Consolidated Statements of Comprehensive Loss
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net loss	$(21,160,272)	$(43,619,087)	$(43,214,807)	$(164,125,858)
Other comprehensive loss
Change in fair value of convertible notes attributable to credit spread	—	(10,200,000)	—	(10,200,000)
Comprehensive loss	$(21,160,272)	$(53,819,087)	$(43,214,807)	$(174,325,858)
See accompanying notes to the condensed consolidated financial statements.

Workhorse Group Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Number of Shares	Amount
Balance as of March 31, 2021	123,254,853	$123,255	$505,017,758	$(229,536,802)	$—	$275,604,211
Stock options and warrants exercised, and vesting of restricted shares*	159,192	159	(83,795)	—	—	(83,636)
Stock-based compensation	—	—	1,139,913	—	—	1,139,913
Net loss for the three months ended June 30, 2021	—	—	—	(43,619,087)	—	(43,619,087)
Other comprehensive loss	—	—	—	—	(10,200,000)	(10,200,000)
Balance as of June 30, 2021	123,414,045	$123,414	$506,073,876	$(273,155,889)	$(10,200,000)	$222,841,401

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Number of Shares	Amount
Balance as of December 31, 2020	121,922,532	$121,923	$504,112,442	$(109,030,031)	$—	$395,204,334
Stock options and vesting of restricted shares*	1,491,513	1,491	(70,907)	—	—	(69,416)
Stock-based compensation	—	—	2,032,341	—	—	2,032,341
Net loss for the six months ended June 30, 2021	—	—	—	(164,125,858)	—	(164,125,858)
Other comprehensive loss	—	—	—	—	(10,200,000)	(10,200,000)
Balance as of June 30, 2021	123,414,045	$123,414	$506,073,876	$(273,155,889)	$(10,200,000)	$222,841,401
*Net of tax payments related to shares withheld for option exercises and vested stock.
See accompanying notes to the condensed consolidated financial statements.

Workhorse Group Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Number of Shares	Amount
Balance as of March 31, 2022	151,993,870	$151,994	$688,472,154	$(532,429,379)	$—	$156,194,769
Common stock issued in exchange of convertible notes	7,833,666	7,834	25,373,244	—	—	25,381,078
Common stock issued through At-The-Market offering	98,986	99	248,596	—	—	248,695
Stock options and warrants exercised, and vesting of restricted shares*	131,990	132	(128,358)	—	—	(128,226)
Stock-based compensation	—	—	3,292,409	—	—	3,292,409
Net loss for the three months ended June 30, 2022	—	—	—	(21,160,272)	—	(21,160,272)
Balance as of June 30, 2022	160,058,512	$160,059	$717,258,045	$(553,589,651)	$—	$163,828,453

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Number of Shares	Amount
Balance as of December 31, 2021	151,915,455	$151,916	$686,318,201	$(510,374,844)	$(1,402,500)	$174,692,773
Common stock issued in exchange of convertible notes	7,833,666	7,834	25,373,244	—	—	25,381,078
Common stock issued through At-The-Market offering	98,986	99	248,596	—	—	248,695
Stock options and vesting of restricted shares*	210,405	210	(324,698)	—	—	(324,488)
Stock-based compensation	—	—	5,642,702	—	—	5,642,702
Net loss for the six months ended June 30, 2022	—	—	—	(43,214,807)	—	(43,214,807)
Other comprehensive loss	—	—	—	—	1,402,500	1,402,500
Balance as of June 30, 2022	160,058,512	$160,059	$717,258,045	$(553,589,651)	$—	$163,828,453
*Net of tax payments related to shares withheld for option exercises and vested stock.
See accompanying notes to the condensed consolidated financial statements.

Workhorse Group Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(43,214,807)	$(164,125,858)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	710,348	787,846
Change in fair value and loss on exchange of convertible notes	1,769,857	(7,000,000)
Change in fair value of Investment in LMC	—	148,305,618
Stock-based compensation	5,642,702	2,032,341
Change in inventory and prepaid purchases reserve	425,130	(7,560,774)
Forgiveness of PPP Term Note	—	(1,411,000)
Deferred taxes	—	(18,914,439)
Non-cash lease expense	583,406	—
Other non-cash items	175,750	—
Effects of changes in operating assets and liabilities:
Accounts receivable	(634,892)	(822,445)
Inventory	(3,187,163)	(26,477,331)
Prepaid expenses and other current assets	(7,119,454)	(7,499,919)
Other assets	(34,401)	—
Accounts payable, accrued liabilities and other	(9,317,242)	1,952,104
Warranty liability	(1,261,704)	(533,787)
Net cash used in operating activities	(55,462,470)	(81,267,644)
Cash flows from investing activities:
Capital expenditures	(5,658,776)	(3,281,213)
Net cash used in investing activities	(5,658,776)	(3,281,213)
Cash flows from financing activities:
Proceeds from issuance of common stock	248,695	—
Payments on finance lease	(389,780)	—
Exercise of warrants and options and restricted share award activity	(324,488)	(69,416)
Net cash used in financing activities	(465,573)	(69,416)
Change in cash and cash equivalents	(61,586,819)	(84,618,273)
Cash, cash equivalents and restricted cash, beginning of the period	201,647,394	241,229,067
Cash and cash equivalents, end of the period	$140,060,575	$156,610,794

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

2.    INVENTORY, NET

Inventory, net consisted of the following:

	June 30, 2022	December 31, 2021
Raw materials	$58,629,245	$66,238,615
Work in process	23,991,215	20,826,644
Finished goods	—	—
	82,620,460	87,065,259
Less: inventory reserves	(70,063,141)	(76,997,892)
Inventory, net	$12,557,319	$10,067,367
We reserve inventory for any excess or obsolete inventories or when we believe the net realizable value of inventories is less than the carrying value.
As of June 30, 2022 and December 31, 2021, the Company recorded inventory reserves of $70.1 million and $77.0 million, respectively. During 2021, the Company significantly increased its inventory reserves due to its decision to produce the C-1000 vehicle platform at low-volume and transition to a new all-electric delivery truck platform in the future. This decision was based on results of extensive testing performed on the C-1000 vehicles, which concluded in early 2022. The $6.9 million decrease in inventory reserves as compared to December 31, 2021 is primarily driven by the Company’s efforts to dispose of inventory that is not expected to be used in future production.

3.    PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid and other current assets consisted of the following:

	June 30, 2022	December 31, 2021
Prepaid purchases(1)	$32,928,751	$24,101,695
Less: prepaid purchases reserve(2)	(22,020,805)	(23,912,025)
Prepaid purchases, net	10,907,946	189,670
Prepaid insurance	327,035	2,205,608
Right of return asset	—	1,620,000
Other	514,383	342,551
Prepaid expenses and other current assets	$11,749,364	$4,357,829

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

4.    REVENUE
Revenue Recognition
The following table provides a summary of sales activity for the period indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Sales, net of returns and allowances	$12,555	$1,202,876	$26,854	$1,723,936
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

5.    DEBT

4.0% Senior Secured Convertible Notes Due 2024 (“2024 Notes”)
The fair value of the 2024 Notes as of June 30, 2022 and December 31, 2021 was zero and $24.7 million, respectively. The contractual principal balance of the 2024 Notes as of June 30, 2022 and December 31, 2021 was zero and $27.5 million, respectively.
In April 2022, the Company exchanged the remaining $27.5 million in aggregate principal of the 2024 Notes for approximately 7.8 million shares of the Company’s common stock. The number of shares issued was calculated by dividing $29.4 million, which represented 107% of the principal amount of the notes, plus $0.3 million of interest accrued on the notes, by the average of the daily volume weighted average price for the 10 days immediately preceding April 21, 2022. The Company recognized a loss of $1.8 million in the first quarter of 2022, which included a $0.4 million adjustment to the fair value of the convertible notes to the value of the shares issued under the exchange and a $1.4 million adjustment related to the realization of the amount previously recognized in Accumulated Other Comprehensive Loss. The total loss was recorded in Interest Expense for the six months ended June 30, 2022.
Subsequent to the exchange, the Company has no convertible notes outstanding and the indenture and related security agreement under which the 2024 Notes were issued have been terminated.
Interest on the 2024 Notes was payable quarterly beginning January 15, 2021 at a rate of 4.0% per annum. The following table summarizes contractual interest expense related to the 2024 Notes for the period indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Contractual interest expense	$—	$1,977,777	$332,707	$3,977,777
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

6.    ACCRUED AND OTHER CURRENT LIABILITIES

Accrued liabilities and other current liabilities consisted of the following:

	June 30, 2022	December 31, 2021
Accrued commissions	$1,750,000	$4,000,000
Compensation and related costs	3,294,304	4,030,085
Accrued interest	—	232,222
Sales return reserve	—	2,410,000
Other	4,552,049	4,080,520
Total accrued and other current liabilities	$9,596,353	$14,752,827

Warranties
We generally offer warranty coverage for our products. We accrue warranty related costs under standard warranty terms and for certain claims outside the contractual obligation period that we choose to pay as accommodations to our customers.
Provisions for estimated assurance warranties are recorded at the time of sale and are periodically adjusted to reflect actual experience. The amount of warranty liability accrued reflects management’s best estimate of the expected future cost of honoring Company obligations under its warranty plans. Historically, the cost of fulfilling the Company’s warranty obligations has principally involved replacement parts, towing and transportation costs, labor and travel for any field retrofit campaigns. The Company’s estimates are based on historical experience, the extent of pre-production testing, the number of units involved, and the extent of features/components included in product models. The Company reviews actual warranty claims experience to determine if there are systemic defects that would require a field campaign.
Although we believe the estimates and judgments discussed herein are reasonable, actual results could differ and we may be exposed to increases or decreases in our warranty accrual that could be material.

Warranty liability activity consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Warranty liability, beginning of period	$4,315,463	$5,255,043	$4,583,916	$5,400,000
Warranty costs incurred	(348,005)	(488,830)	(698,958)	(733,787)
Provision for warranty	(645,246)	100,000	(562,746)	200,000
Warranty liability, end of period	$3,322,212	$4,866,213	$3,322,212	$4,866,213

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
During the second quarter of 2022, we entered into a lease agreement for additional office and warehouse space. We obtained a Letter of Credit (“LOC”) in the amount of $0.5 million to secure the lease, which bears interest at five percent per annum. Under the terms of the agreement, the landlord may use the whole or any part of the LOC for the payment of any amount as to which we are in default or to compensate the landlord for certain specified losses or damage.

Lease expense for operating leases is recognized on a straight-line basis over the lease term as cost of sales or operating expenses depending on the nature of the leased asset.

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Short-term lease expense	$248,103	$226,268	$424,008	$349,783
Operating lease expense	465,544	—	762,967	—
Total lease expense	$713,647	$226,268	$1,186,975	$349,783

Lease right-of-use assets consisted of the following:

	June 30, 2022	December 31, 2021
Operating leases	$5,743,960	$1,538,852
Finance leases	5,922,316	—
Total lease right-of-use assets	$11,666,276	$1,538,852

Lease liabilities consisted of the following:

	June 30, 2022	December 31, 2021
Operating leases	$6,540,730	$1,554,767
Finance leases	3,452,506	—
Total lease liabilities	9,993,236	1,554,767
Less: current portion	(1,050,585)	(363,714)
Long-term portion	$8,942,651	$1,191,053
Supplemental cash flow information related to leases where we are the lessee is as follows:

	Six Months Ended June 30,
	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Leased assets obtained in exchange for finance lease liabilities	6,022,694	—
Leased assets obtained in exchange for operating lease liabilities	5,024,284	—

8.    STOCK-BASED COMPENSATION
The Company maintains, as approved by the board of directors, the 2017 Incentive Stock Plan and the 2019 Incentive Stock Plan (the “Plans”) providing for the issuance of stock-based awards to employees, officers, directors or consultants of the Company. Non-qualified stock options may only be granted with an exercise price equal to the market value of the Company’s common stock on the grant date. Awards under the Plan may be either vested or unvested options, or unvested restricted stock. The Plans have authorized 13.0 million shares for issuance of stock-based awards. As of June 30, 2022 there were approximately 2.0 million shares available for issuance of future stock awards under the Plans.
Stock-based compensation expense
The following table summarizes stock-based compensation expense:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Stock options	$254,585	$21,210	$486,963	$91,622
Restricted stock awards	2,226,865	1,118,703	3,906,109	1,940,719
Performance-based restricted stock awards	810,959	—	1,249,630	—
Total stock-based compensation expense	$3,292,409	$1,139,913	$5,642,702	$2,032,341

Stock options
A summary of stock option activity for the six months ended June 30, 2022 is as follows:

	Number of Options	Weighted Average Exercise Price per Option	Weighted Average Remaining Contractual Life (Years)
Balance, December 31, 2021	495,836	$6.80	6.5
Exercised	(51,198)	1.36
Forfeited	(625)	22.30
Balance, June 30, 2022	444,013	$7.45	6.7

Number of options exercisable at June 30, 2022	188,988	$4.03	3.2

As of June 30, 2022, unrecognized compensation expense was $2.1 million for unvested options which is expected to be recognized over the next 2.2 years.

Restricted stock awards
A summary of restricted stock award activity for the six months ended June 30, 2022 is as follows:

	Number of Unvested Shares	Weighted Average Grant Date Fair Value per Share
Balance, December 31, 2021	1,617,192	$9.33
Granted	2,829,992	3.10
Vested	(282,504)	9.06
Forfeited	(145,016)	6.05
Balance, June 30, 2022	4,019,664	$5.07

As of June 30, 2022, unrecognized compensation expense was $17.4 million for unvested restricted stock awards which is expected to be recognized over the next 2.4 years.

Performance share units (“PSUs”)

On February 23, 2022, the Company issued 0.9 million PSUs to certain executives. The PSUs will vest upon achievement of the performance objectives over a performance period ending December 31, 2024 as defined in the agreement. Fifty percent of the PSUs vest based upon the Company’s total shareholder return as compared to a group of peer companies (“TSR PSUs”), and fifty percent of the PSUs vest based upon the Company’s performance on certain measures including a cumulative adjusted EBITDA target (“EBITDA PSUs”). Depending on the actual achievement on the performance objectives, the grantee may earn between 0% and 200% of the target PSUs.

A summary of the activity for PSU awards with total shareholder return performance objectives for the six months ended June 30, 2022 is as follows:

	Number of Unvested Shares	Weighted Average Grant Date Fair Value per Share
Balance, December 31, 2021	306,197	$11.79
Granted	454,832	11.79
Forfeited	(11,138)	11.79
Balance, June 30, 2022	749,891	$11.79
The grant date fair value of $11.79 per TSR PSU was estimated using a Monte-Carlo simulation model using a volatility assumption of 117% and risk-free interest rate of 0.69%.
As of June 30, 2022, unrecognized compensation expense was $7.8 million for unvested TSR PSUs, which is expected to be recognized over the next 2.5 years.

A summary of the PSU awards with cumulative adjusted EBITDA targets for the six months ended June 30, 2022 is as follows:

Number of Unvested Shares
Balance, December 31, 2021	—
Granted	454,822
Forfeited	(11,138)
Balance, June 30, 2022	443,684
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

9.    INCOME TAXES
As of June 30, 2022 and December 31, 2021, the Company's deferred tax liability was zero. Cumulative deferred tax assets are fully reserved as there is not sufficient evidence to conclude that it is more likely than not the deferred tax assets are realizable. No current liability for federal or state income taxes has been included in these Condensed Consolidated Financial Statements due to the loss for the periods.

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

The following table presents the potentially dilutive shares that were excluded from the computation of diluted net loss per share of common stock, because their effect was anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Stock-based awards and warrants	6,765,581	3,827,804	6,765,581	3,827,804
Convertible notes(1)	7,833,666	5,667,328	7,833,666	5,667,328

(1) Represents shares issued in exchange of convertible notes in April 2022. See Note 5, Debt, for additional information regarding shares issued subsequent to the date of the Condensed Consolidated Financial Statements.

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

The Company believes that such conditions were not met and does not expect to make further payments to Hackney in connection with the Asset Purchase Agreement. Further, the Company expects the shares of its common stock to be released from escrow in 2022.

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

A financial asset or liability’s classification within the hierarchy is determined based on the lowest level of input that is significant to the fair value measurement. Assets and liabilities measured at fair value and fair value measurement level were as follows:

	June 30, 2022				December 31, 2021
	Fair Value	Level 1	Level 2	Level 3	Fair Value	Level 1	Level 2	Level 3
Liabilities
Convertible notes	$—	$—	$—	$—	$24,705,000	$—	$—	$24,705,000
Total liabilities at fair value	$—	$—	$—	$—	$24,705,000	$—	$—	$24,705,000

Convertible Notes

The Company's convertible notes were measured at fair value using Level 3 inputs upon issuance and at each reporting date. Considerable judgment was required in interpreting market data to develop the estimates of fair value. Accordingly, the Company’s estimates are not necessarily indicative of the amounts that the Company, or holders of the instruments, could have realize in a current market exchange. Significant assumptions used in the fair value model included estimates of the redemption dates, credit spreads and the market price and volatility of the Company’s common stock. The use of different assumptions and/or estimation methodologies could have had a material effect on the estimated fair values.

The Company recognized changes in fair value of the convertible notes related to changes in credit spread, if any, in Other Comprehensive Loss and the remaining changes in fair value in Interest Expense (Income).

14.    COMMITMENTS AND CONTINGENCIES

General Matters

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

The certification testing was completed in February 2022. Upon completion of this review, the C-1000 platform was determined to be eligible for certification and reintroduction as a limited production vehicle with constrained cargo capacity. In 2022, Workhorse decided to repurchase all of the C-1000 vehicles involved in the recall announced in September 2021 instead of repairing them and so notified NHTSA. Because the Company repurchased all of the C-1000 vehicles involved in the recall, it has no further obligations under the recall.

Due to the uncertainties and many variables involved in NHTSA matters, we cannot estimate the ultimate resolution of this matter and whether it will have a material adverse effect on the Company's financial position, results of operations, cash flows or liquidity. We cooperated with NHTSA with respect to the now-completed recall that was announced in September 2021. However, we cannot assure that NHTSA or other government authorities will not attempt to impose potentially significant fines and penalties in response to the recall.

On October 19 and November 1, 2021, the Company received letters from the SEC requesting that it voluntarily provide information relating to (a) the events and trading in its securities leading up to the announcement of the award of a contract by the U.S. Postal Service (the “USPS”) for the manufacture of a postal service vehicle fleet and (b) recognition of revenue, if any, related to purchases of vehicles by certain of the Company’s customers. On November 5, 2021, the Department of Justice (“DOJ”) orally informed the Company that it had a related open investigation covering the Company. The Company has not received any subpoena or other request for documents or other information from the DOJ with respect to this investigation. On May 9, 2022, the Company received a letter from the SEC requesting that it voluntarily provide information relating to certain customer sales and customer complaints. The Company is cooperating with the SEC and DOJ investigations. At this point, the Company cannot predict the eventual scope, duration, or outcome of these matters.

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

Legal Proceedings

Securities Litigation

The Company, Duane Hughes, Steve Schrader, Robert Willison and Gregory Ackerson are defendants in a putative class action (the “Securities Class Action”) brought in the Central District of California (Case No.2:21-cv-02072) on behalf of purchasers of the Company’s securities from March 10, 2020 through May 10, 2021. The amended complaint in this action, filed by lead plaintiff, Timothy M. Weis, on July 16, 2021, alleges the defendants violated the federal securities laws by intentionally or recklessly making material misrepresentations and/or omissions regarding the Company’s participation in the bidding process to manufacture the new fleet of USPS next generation delivery vehicles, the prospect of the USPS awarding the contract to Workhorse given alleged deficiencies in Workhorse’s proposal, the Company’s manufacturing abilities generally and the Company’s nonbinding “backlog” in its vehicles. Lead plaintiff seeks certification of a class and monetary damages in an indeterminate amount. The Court denied the Company’s motion to dismiss in substantial part, and the Securities Class Action is currently scheduled to begin trial on March 19, 2024. The parties are now engaged in discovery. The Company believes the Securities Class Action is without merit. The parties have scheduled a mediation of the Securities Class Action for August 23, 2022 and there can be no assurance as to the results, if any, of the mediation.

Shareholder Derivative Litigation

A total of seven nearly identical derivative actions were originally filed for breach of fiduciary duty and unjust enrichment against Duane Hughes, Steve Schrader, Stephen Fleming, Robert Willison, Anthony Furey, Gregory Ackerson, H. Benjamin Samuels, Raymond J. Chess, Harry DeMott, Gerald B. Budde, Pamela S. Mader, Michael L. Clark and Jacqueline A. Dedo in state court in Nevada and federal courts in Ohio and California. In these actions, the plaintiffs allege the defendants breached their fiduciary duties by allowing or causing the Company to violate the federal securities laws as alleged in the Securities Class Action discussed above and by selling Company stock and receiving other compensation while allegedly in possession of material non-public information about the prospect of the USPS awarding the contract to an electric vehicle manufacturer given electrifying the USPS’s entire fleet allegedly would be impractical and expensive. The plaintiffs seek damages and disgorgement in an indeterminate amount.

The three derivative cases filed in the Central District of California were consolidated into a single action on June 21, 2021 (under Case No. 2:21-cv-04202). On April 18, 2022, the plaintiffs filed their consolidated amended complaint in the consolidated action. On June 2, 2022, the defendants filed motions to dismiss, which the Company joined in with respect to the arguments related to the plaintiffs’ lack of standing, as well as a motion to stay the case pending resolution of the Securities Class Action. In accordance with the Court’s Scheduling Order of June 22, 2022, plaintiffs filed their opposition to the motion to stay on July 20, 2022 and have until August 17, 2022 to file their oppositions to the motions to dismiss. The hearing on all of these motions will be on October 17, 2022.

A fourth case, originally filed in the Southern District of Ohio, was transferred to the Central District of California on November 5, 2021 (under Case No. 2:21-cv-08734) and assigned to the same judge who presides over the Securities Class Action and the consolidated Central District of California derivative action. Plaintiffs filed their first amended complaint on May 2, 2022. On July 22, 2022, the Court granted the Defendants’ motion to stay the action pending resolution of the Securities Class Action.

Two further actions, both filed in the Eight Judicial District Court of the State of Nevada in and for Clark County, were consolidated on January 7, 2022 (under Case No. A-21-833050-B). On January 24, 2022, the plaintiffs in the consolidated action in Nevada state court filed their consolidated amended complaint, which was also revised to include the additional allegations made in the Amended Complaint in the Securities Class Action discussed above. On March 22, 2022, the defendants and the Company filed a motion to stay the Nevada state court consolidated action, and the defendants filed motions to dismiss the consolidated action, which the Company joined in with respect to the arguments related to the plaintiffs’ lack of standing. Plaintiffs’ oppositions to these motions were filed on June 3, 2022. Defendants’ replies were filed on July 15, 2022. On August 4, 2022, the court denied the defendants' motion to dismiss the consolidated action, but granted the defendants' motion to stay the action pending resolution of the Securities Class Action.

The most recent shareholder derivative action was filed on June 22, 2022 in the Nevada District Court under Case No. 2:22-cv-00980. The Company’s response is currently due on September 13, 2022.

Although these actions purport to seek recovery on behalf of the Company, the Company will incur certain expenses due to indemnification and advancement obligations with respect to the defendants. The Company understands that defendants believe these actions are without merit and intends to support them as they pursue all legal avenues to defend themselves fully.

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
Recent Developments
GreenPower Motor Company Inc. Supply Agreement
In February 2022, we entered into a multi-year vehicle purchase and supply agreement (the “Supply Agreement”) with GreenPower Motor Company Inc. (“GreenPower”) to facilitate the manufacturing and delivery of medium-duty Class 4 step vans into the North American market. Under the Supply Agreement, we will purchase 1,500 base vehicles from GreenPower, and complete the manufacturing process on the base vehicles. We will market two versions of the vehicle, a cab chassis version known as the W4 CC and a complete vehicle with a step van body, known as the W750, to customers in the United States and Canada. The W4 CC will have a payload capacity of 7,000 pounds and the W750 will have a payload capacity of 5,000 pounds. Both the W4 CC and the W750 will feature up to 150 miles of all-electric range. Delivery of base vehicles began in July of 2022.
Securities Exchange Agreement
In April 2022, we entered into a securities exchange agreement to exchange the remaining $27.5 million in aggregate principal of our convertible notes for approximately 7.8 million shares of our common stock. The number of shares issued was calculated by dividing $29.4 million, which represents 107% of the principal amount of the notes, plus $0.3 million of interest accrued on the notes, by the average of the daily volume weighted average price for the 10 days immediately preceding April 21, 2022. We recognized a loss of $1.8 million in the first quarter of 2022, which includes a $0.4 million adjustment to the fair value of the convertible notes to the value of the shares issued under the exchange and a $1.4 million adjustment related to the realization of the amount previously recognized in Accumulated Other Comprehensive Loss. The total loss was recorded in Interest Expense for the six months ended June 30, 2022.
Subsequent to the exchange, we have no convertible notes outstanding, and the indenture and related security agreement under which the 2024 Notes were issued have been terminated.
Recent Trends and Market Conditions

COVID-19. The impact of COVID-19, including pandemic fears and market downturns, and restrictions on business and individual activities, has created significant volatility in the global economy. Recent COVID-19 outbreaks in certain regions have continued to cause intermittent disruptions to our supply chain and, although we have been relatively successful in navigating the impact of the COVID-19 pandemic, we have previously been affected by temporary manufacturing closures. As of June 30, 2022, our locations and most of our primary suppliers are in operation and we continue to work through supplier constraints as a result of the COVID-19 pandemic, as well as other supply chain difficulties.

Commodities. Prices for commodities remain volatile, and we expect to experience price increases for base metals and raw materials that are used in batteries for electric vehicles (e.g., lithium, cobalt, and nickel) as well as steel, aluminum and other material inputs. Global demand and differences in output across sectors as a result of the COVID-19 pandemic have generated divergence in price movements across different commodities. We expect the net impact on us overall will be higher material costs. The help ensure supply of raw materials for critical components (such as batteries), we have engaged in multi-year sourcing agreements.

Inflation. Inflation has significantly risen during the first half of 2022, resulting from both supply and demand imbalances as economies continue to recover from the COVID-19 pandemic as well as the impact on the availability and cost of energy and other commodities resulting from Russia's invasion of Ukraine in February 2022, which is ongoing. We are seeing a near-term impact on our business due to inflationary pressure. In an effort to dampen inflationary pressures, central banks have started to raise interest rates which will likely raise the cost of any financing the Company may undertake in the future.

Results of Operations
Our condensed consolidated statements of operations data are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Sales, net of returns and allowances	$12,555	$1,202,876	$26,854	$1,723,936
Cost of sales	3,020,204	14,796,130	6,943,555	21,021,429
Gross loss	(3,007,649)	(13,593,254)	(6,916,701)	(19,297,493)
Operating expenses
Selling, general and administrative	13,030,143	7,005,537	24,940,402	13,891,367
Research and development	5,027,061	2,123,860	9,038,995	5,987,575
Total operating expenses	18,057,204	9,129,397	33,979,397	19,878,942
Loss from operations	(21,064,853)	(22,722,651)	(40,896,098)	(39,176,435)
Interest expense (income), net	95,419	10,478,717	2,318,709	(4,441,756)
Other loss	—	11,699,666	—	148,305,618
Loss before benefit for income taxes	(21,160,272)	(44,901,034)	(43,214,807)	(183,040,297)
Benefit for income taxes	—	(1,281,947)	—	(18,914,439)
Net loss	$(21,160,272)	$(43,619,087)	$(43,214,807)	$(164,125,858)

Sales, net of returns and allowances
Sales, net of returns and allowances for the three months ended June 30, 2022 and 2021 were $12,555 and $1,202,876, respectively. Sales, net of returns and allowances for the six months ended June 30, 2022 and 2021 were $26,854 and $1,723,936, respectively. The decrease in net sales was primarily due to a decrease in volume of automotive vehicle sales.
Cost of sales
Cost of sales for the three months ended June 30, 2022 and 2021 were $3.0 million and $14.8 million, respectively. The decrease in cost of sales was primarily due to a $6.7 million decrease in inventory write-downs and a $2.0 million decrease in cost due to a reduction in volume of automotive vehicle sales. Additionally, the decrease in cost of sales was due to a reduction in costs associated with the initial production of the C-Series vehicle platform.
Cost of sales for the six months ended June 30, 2022 and 2021 were $6.9 million and $21.0 million, respectively. The decrease in cost of sales was primarily due to a $6.5 million decrease in inventory write-downs and a $2.9 million decrease in cost due to a reduction in volume of automotive vehicle sales. Additionally, the decrease in cost of sales was due to a reduction in costs associated with the initial production of the C-Series vehicle platform.
Selling, general and administrative expenses
Selling, general and administrative (“SG&A”) expenses during the three months ended June 30, 2022 and 2021 were $13.0 million and $7.0 million, respectively. The increase was primarily driven by an increase of $4.8 million in employee compensation and related expenses due to increased headcount, non-cash stock-based compensation expense, and the appointments of our new executive leadership team.
SG&A expenses during the six months ended June 30, 2022 and 2021 were $24.9 million and $13.9 million, respectively. The increase was primarily driven by an increase of $7.5 million in employee compensation and related expenses from increased headcount, non-cash stock-based compensation expense, and the appointments of our new executive leadership team. Additionally, there was a $2.4 million increase in professional and legal services primarily related to litigation. The increases were partially offset by a $2.5 million decrease in consulting fees as a result of an initiative to reduce reliance on external resources by hiring internal resources.

Research and development expenses
Research and development (“R&D”) expenses during the three months ended June 30, 2022 and 2021 were $5.0 million and $2.1 million, respectively. The increase was primarily driven by an increase of $1.3 million in employee compensation and related expenses due to increased headcount. Additionally, there was a $1.1 million increase in consulting and prototype expenses related to the continued development of our HorseFly™, W56, and W750 vehicle programs.
R&D expenses during the six months ended June 30, 2022 and 2021 were $9.0 million and $6.0 million, respectively. The increase was primarily driven by an increase of $2.0 million in employee compensation and related expenses due to increased headcount. Additionally, there was a $0.5 million increase in prototype expenses related to the continued development of our HorseFly™, W56, and W750 vehicle programs.

Net Interest Expense (Income)
Net interest expense (income) is comprised of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Realization of accumulated other comprehensive loss	$—	$—	$1,402,500	$—
Change in fair value of convertible notes and loss on conversion to common stock	—	8,500,000	367,357	(7,000,000)
Contractual interest expense	—	1,977,777	332,707	3,977,777
Gain on forgiveness of PPP Term Note	—	—	—	(1,411,000)
Other	95,419	940	216,145	(8,533)
Total interest expense (income), net	$95,419	$10,478,717	$2,318,709	$(4,441,756)

Net interest expense for the three months ended June 30, 2022 and 2021 was $0.1 million and $10.5 million, respectively. The decrease in net interest expense was primarily due to a $8.5 million increase in fair value of the 2024 Notes during the three months ended June 30, 2021, as compared to no changes in fair value during the three months ended June 30, 2022. Additionally, contractual interest expense on the 2024 Notes for the three months ended June 30, 2021 was $2.0 million, as compared to zero for the three months ended June 30, 2022.

Net interest expense for the six months ended June 30, 2022 was $2.3 million as compared to $4.4 million of interest income for the six months ended June 30, 2021. The change in net interest expense (income) was primarily due to a $7.0 million net decrease in fair value of our convertible notes during the six months ended June 30, 2021, as compared to no changes in fair value during the six months ended June 30, 2022. Additionally, contractual interest expense on the 2024 Notes for the six months ended June 30, 2021 was $4.0 million, as compared to $0.3 million for the six months ended June 30, 2022. Further, we recognized a gain of $1.4 million on the forgiveness of our prior PPP Term Note during the six months ended June 30, 2021.

The changes in expense described above are primarily due to the exchange of the remaining aggregate principal of 2024 Notes for shares of the Company's common stock during the second quarter of 2022. A description of the exchange is contained in Note 5, Debt, of the Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q.
Other loss
Other loss during the three and six months ended June 30, 2022 was zero. During the three and six months ended June 30, 2021, we recognized a loss of $11.7 million and $148.3 million, respectively, attributable to unfavorable changes in fair value of our prior investment in Lordstown Motors Corp (“LMC”).
Benefit for income taxes
Benefit for income taxes during the three and six months ended June 30, 2022 was zero. During the three and six months ended June 30, 2021, we recognized a benefit for income taxes of $1.3 million and $18.9 million, respectively, attributable to an increase to the valuation allowance recorded against deferred tax assets due to the sale of our prior investment in LMC and the uncertainty about our ability to utilize our remaining deferred tax assets in future years.

Liquidity and Capital Resources
From inception, we have financed our operations primarily through sales of equity securities and issuance of debt. We have utilized this capital for R&D and to fund designing, building and delivering vehicles to customers and for working capital purposes.
As of June 30, 2022, we had approximately $140.1 million in cash and cash equivalents, compared to approximately $201.6 million as of December 31, 2021, resulting in a decrease of $61.6 million. The decrease was primarily attributable to cash used in operations related to employee and related costs, consulting and professional services, capital expenditures and inventory build.
On March 10, 2022, we entered into an At-The-Market Sales Agreement, which established an at-the-market equity program (the “2022 ATM Program”). Under the 2022 ATM Program, we may offer and sell shares of our common stock having an aggregate sales price of up to $175.0 million, in amounts and at times determined by management. During the three and six months ended June 30, 2022, we issued 0.1 million shares under the 2022 ATM Program for net proceeds of $0.2 million, leaving shares of common stock having an aggregate offering price of up to $174.8 million available for issuance under the 2022 ATM Program.
We believe our existing capital resources will be sufficient to support our current and projected funding requirements for at least the next twelve months, after which time additional funding may be required. However, if market conditions are appropriate, we may raise additional capital during the remainder of 2022, including utilization of our 2022 ATM Program.
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
We currently expect our capital expenditures to upgrade our facilities in Indiana, Ohio and Michigan to be between $15.0 and $25.0 million in 2022.
As of June 30, 2022, we have no convertible notes outstanding following the Company's exchange of the remaining $27.5 million in aggregate principal of the 2024 Notes for shares of the Company's common stock during the second quarter of 2022. A description of the exchange is contained in Note 5, Debt, of the Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q.
As of June 30, 2022, our total minimum future lease payments are $13.4 million. A description of our lease obligations is contained in Note 7, Leases, of the Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q.
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
For the three and six months ended June 30, 2022, we maintained an investment in a bank money market fund. Cash in excess of immediate requirements is invested with regard to liquidity and capital preservation. Wherever possible, we seek to minimize the potential effects of concentration and degrees of risk. We will continue to monitor the impact of the changes in the conditions of the credit and financial markets to our investment portfolio and assess if future changes in our investment strategy are necessary.
Summary of Cash Flows

	Six Months Ended June 30,
	2022	2021
Net cash used in operating activities	$(55,462,470)	$(81,267,644)
Net cash used in investing activities	$(5,658,776)	$(3,281,213)
Net cash used in financing activities	$(465,573)	$(69,416)

Cash Flows from Operating Activities
Our cash flows from operating activities are affected by our cash investments to support the business in R&D, manufacturing, selling, general and administration. Our operating cash flows are also affected by our working capital needs to support fluctuations in inventory, personnel expenses, accounts payable and other current assets and liabilities.
During the six months ended June 30, 2022 and 2021, net cash used in operating activities was $55.5 million and $81.3 million, respectively. The decrease in net cash used in operations was primarily attributable to a decrease in spend related to the initial production of the C-Series vehicle platform.
Cash Flows from Investing Activities
Cash flows from investing activities and their variability across each period related primarily to capital expenditures, which were $5.7 million for the six months ended June 30, 2022 and $3.3 million for the six months ended June 30, 2021. The increase in cash used in operations was primarily attributable to capital expenditures to upgrade our administrative, research, and production facilities.
Cash Flows from Financing Activities
Net cash used in financing activities during the six months ended June 30, 2022 was $0.5 million, which consisted primarily of payments on financing leases and tax payments related to shares withheld for option exercises and vesting of restricted share awards.
Net cash used in financing activities during the six months ended June 30, 2021 was $0.1 million, which consisted of proceeds from the exercise of stock options and warrants, and vesting of restricted share awards, net of tax payments related to shares withheld for option exercises and vested stock.

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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Recent events that are impacting global and local business conditions include the ongoing effects of COVID-19, the semiconductor shortage, other supply chain challenges, and the effects of inflation and rising interest rates. We are experiencing challenges and increases in costs for logistics and supply chains, such as increased port congestion, intermittent supplier delays, and volatility in prices of commodities such as base metals and raw materials used in batteries (e.g., lithium, cobalt, and nickel). In addition, we are experiencing varying levels of inflation resulting in part from various supply chain disruptions, increased shipping and transportation costs, increased raw material and labor costs, and other disruptions caused by the COVID-19 pandemic and general economic conditions. Further unfavorable conditions such as a general slowdown of the U.S. economy, uncertainty and volatility in the financial markets, uncertainty or volatility in commodity prices or additional inflationary factors and rising interest rates could result in higher operating costs and expenses for our Company and could make it more difficult and expensive for us to obtain financing.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit No.	Description
+10.1*	2017 Incentive Stock Plan
10.2	Form of Securities Exchange Agreement (incorporated by reference to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission April 6, 2022)
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL INSTANCE DOCUMENT
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Inline XBRL Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
*Filed herewith.
+    Indicates a management contract or compensatory arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WORKHORSE GROUP INC.

Dated: August 9, 2022	By:	/s/ Richard Dauch
Name: Richard Dauch Title: Chief Executive Officer (Principal Executive Officer)

Dated: August 9, 2022	By:	/s/ Robert M. Ginnan
Name: Robert M. Ginnan Title: Chief Financial Officer (Principal Financial Officer)

Dated: August 9, 2022	By:	/s/ Gregory T. Ackerson
Name: Gregory T. Ackerson Title: Chief Accounting Officer (Principal Accounting Officer)