Form 10-Q
period 2022-09-30
Workhorse Group Inc.
filed 2022-11-08
CIK 1425287

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
The number of shares of the Registrant's Common Stock, $0.001 par value per share, outstanding as of October 31, 2022, was 164,101,244.

i

Forward-Looking Statements

The discussions in this Quarterly Report on Form 10-Q (this “Report”) contain forward-looking statements reflecting our current expectations that involve risks and uncertainties. These statements are made under the “safe harbor” provisions of the U.S. Private Securities Litigation Reform Act of 1995. When used in this Report, the words “anticipate,” “expect,” “plan,” “believe,” “seek,” “estimate” and similar expressions are intended to identify forward-looking statements. These are statements that relate to future periods and include, but are not limited to, statements about the features, benefits and performance of our products, our ability to introduce new product offerings and increase revenue from existing products, expected expenses including those related to selling and marketing, product development and general and administrative, our beliefs regarding the health and growth of the market for our products, anticipated increase in our customer base, expansion of our products functionalities, expected revenue levels and sources of revenue, expected impact, if any, of legal proceedings, the adequacy of liquidity and capital resources, and expected growth in business. Forward-looking statements are statements that are not historical facts. Such forward-looking statements are subject to risks and uncertainties, which could cause actual results to differ materially from the forward-looking statements contained in this Report. Factors that could cause actual results to differ materially include, but are not limited to: our ability to develop and manufacture our new product portfolio, including the W750, W56 and W34 platforms; our ability to attract and retain customers for our existing and new products; risks associated with obtaining orders and executing upon such orders; supply chain disruptions, including constraints on steel, semiconductors and other material inputs and resulting cost increases impacting our company, our customers, our suppliers or the industry; our ability to implement modifications to vehicles to achieve compliance with Federal Motor Vehicle Safety Standards and to meet customer requirements with respect to the C1000s; our ability to capitalize on opportunities to deliver products to meet customer requirements; our limited operations and need to expand and enhance elements of our production process to fulfill product orders; the ability to protect our intellectual property; negative impacts stemming from the COVID-19 pandemic; market acceptance for our products; our ability to control our expenses; potential competition, including without limitation shifts in technology; volatility in and deterioration of national and international capital markets and economic conditions; global and local business conditions; acts of war (including without limitation the conflict in Ukraine) and/or terrorism; the prices being charged by our competitors; our inability to retain key members of our management team; our inability to raise additional capital to fund our operations and business plan; our inability to maintain our listing of our securities on the Nasdaq Capital Market; our inability to satisfy our customer warranty claims; the outcome of any regulatory or legal proceedings; our liquidity and other risks and uncertainties and other factors discussed from time to time in our filings with the Securities and Exchange Commission (“SEC”), including our annual report on Form 10-K filed with the SEC. Forward-looking statements speak only as of the date hereof. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based, except as required by law.
All references in this Report that refer to the “Company”, “Workhorse Group”, “Workhorse”, “we,” “us” or “our” are to Workhorse Group Inc.
ii

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Workhorse Group Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

	September 30, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$120,117,862	$201,647,394
Accounts receivable, less allowance for credit losses of zero as of September 30, 2022 and December 31, 2021	1,548,196	149,776
Other receivable	15,000,000	—
Inventory, net	11,567,607	10,067,367
Prepaid expenses and other current assets	14,946,935	4,357,829
Total current assets	163,180,600	216,222,366
Property, plant and equipment, net	17,047,641	7,897,807
Investment in Tropos	10,000,000	—
Lease right-of-use assets	11,476,927	1,538,852
Other assets	176,310	2,479,865
Total Assets	$201,881,478	$228,138,890
Liabilities
Current liabilities:
Accounts payable	$7,728,111	$7,849,607
Accrued and other current liabilities	44,825,969	14,752,827
Deferred revenue, current	3,375,000	—
Warranty liability	3,339,484	4,583,916
Current portion of lease liabilities	1,105,016	363,714
Total current liabilities	60,373,580	27,550,064
Deferred revenue, long-term	1,505,000	—
Lease liabilities, long-term	8,736,715	1,191,053
Convertible notes, at fair value	—	24,705,000
Total Liabilities	70,615,295	53,446,117
Commitments and contingencies
Stockholders’ Equity:
Series A preferred stock, par value $0.001 per share, 75,000,000 shares authorized, zero shares issued and outstanding as of September 30, 2022 and December 31, 2021	—	—
Common stock, par value $0.001 per share, 250,000,000 shares authorized, 160,448,077 shares issued and outstanding as of September 30, 2022 and 151,915,455 shares issued and outstanding as of December 31, 2021	160,448	151,916
Additional paid-in capital	720,100,887	686,318,201
Accumulated deficit	(588,995,152)	(510,374,844)
Accumulated other comprehensive loss	—	(1,402,500)
Total stockholders’ equity	131,266,183	174,692,773
Total Liabilities and Stockholders’ Equity	$201,881,478	$228,138,890
See accompanying notes to the condensed consolidated financial statements.

Workhorse Group Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Sales, net of returns and allowances	$1,548,798	$(576,602)	$1,575,652	$1,147,334
Cost of sales	9,515,547	11,549,187	16,459,102	32,570,616
Gross loss	(7,966,749)	(12,125,789)	(14,883,450)	(31,423,282)
Operating expenses
Selling, general and administrative	34,753,017	10,579,586	59,693,419	24,470,953
Research and development	6,126,951	2,801,394	15,165,946	8,788,969
Total operating expenses	40,879,968	13,380,980	74,859,365	33,259,922
Loss from operations	(48,846,717)	(25,506,769)	(89,742,815)	(64,683,204)
Interest income (expense), net	27,716	18,599,130	(2,290,993)	23,040,886
Other income (loss)	13,413,500	(77,127,266)	13,413,500	(225,432,884)
Loss before benefit for income taxes	(35,405,501)	(84,034,905)	(78,620,308)	(267,075,202)
Benefit for income taxes	—	2,919,491	—	21,833,930
Net loss	$(35,405,501)	$(81,115,414)	$(78,620,308)	$(245,241,272)

Net loss per share of common stock
Basic	$(0.22)	$(0.66)	$(0.50)	$(1.99)
Diluted	$(0.22)	$(0.63)	$(0.50)	$(1.90)

Weighted average shares used in computing net loss per share of common stock
Basic	160,213,944	123,584,023	157,117,380	123,186,350
Diluted	160,213,944	129,251,351	157,117,380	128,853,678
See accompanying notes to the condensed consolidated financial statements.

Workhorse Group Inc.
Condensed Consolidated Statements of Comprehensive Loss
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net loss	$(35,405,501)	$(81,115,414)	$(78,620,308)	$(245,241,272)
Other comprehensive loss:
Change in fair value of convertible notes attributable to credit spread	—	—	—	(10,200,000)
Comprehensive loss	$(35,405,501)	$(81,115,414)	$(78,620,308)	$(255,441,272)
See accompanying notes to the condensed consolidated financial statements.

Workhorse Group Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Number of Shares	Amount
Balance as of June 30, 2021	123,414,045	$123,414	$506,073,876	$(273,155,889)	$(10,200,000)	$222,841,401
Stock options and warrants exercised, and vesting of restricted shares*	208,830	209	(2,013,839)	—	—	(2,013,630)
Stock-based compensation	—	—	1,221,205	—	—	1,221,205
Net loss for the three months ended September 30, 2021	—	—	—	(81,115,414)	—	(81,115,414)
Other comprehensive loss	—	—	—	—	—	—
Balance as of September 30, 2021	123,622,875	$123,623	$505,281,242	$(354,271,303)	$(10,200,000)	$140,933,562

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Number of Shares	Amount
Balance as of December 31, 2020	121,922,532	$121,923	$504,112,442	$(109,030,031)	$—	$395,204,334
Stock options and vesting of restricted shares*	1,700,343	1,700	(2,084,746)	—	—	(2,083,046)
Stock-based compensation	—	—	3,253,546	—	—	3,253,546
Net loss for the nine months ended September 30, 2021	—	—	—	(245,241,272)	—	(245,241,272)
Other comprehensive loss	—	—	—	—	(10,200,000)	(10,200,000)
Balance as of September 30, 2021	123,622,875	$123,623	$505,281,242	$(354,271,303)	$(10,200,000)	$140,933,562
*Net of tax payments related to shares withheld for option exercises and vested stock.
See accompanying notes to the condensed consolidated financial statements.

Workhorse Group Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Number of Shares	Amount
Balance as of June 30, 2022	160,058,512	$160,059	$717,258,045	$(553,589,651)	$—	$163,828,453
Stock options and warrants exercised, and vesting of restricted shares*	389,565	389	(142,433)	—	—	(142,044)
Stock-based compensation	—	—	2,985,275	—	—	2,985,275
Net loss for the three months ended September 30, 2022	—	—	—	(35,405,501)	—	(35,405,501)
Balance as of September 30, 2022	160,448,077	$160,448	$720,100,887	$(588,995,152)	$—	$131,266,183

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Number of Shares	Amount
Balance as of December 31, 2021	151,915,455	$151,916	$686,318,201	$(510,374,844)	$(1,402,500)	$174,692,773
Common stock issued in exchange of convertible notes	7,833,666	7,834	25,373,244	—	—	25,381,078
Common stock issued through At-The-Market offering	98,986	99	248,596	—	—	248,695
Stock options and vesting of restricted shares*	599,970	599	(467,131)	—	—	(466,532)
Stock-based compensation	—	—	8,627,977	—	—	8,627,977
Net loss for the nine months ended September 30, 2022	—	—	—	(78,620,308)	—	(78,620,308)
Other comprehensive loss	—	—	—	—	1,402,500	1,402,500
Balance as of September 30, 2022	160,448,077	$160,448	$720,100,887	$(588,995,152)	$—	$131,266,183
*Net of tax payments related to shares withheld for option exercises and vested stock.
See accompanying notes to the condensed consolidated financial statements.

Workhorse Group Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(78,620,308)	$(245,241,272)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,378,365	1,342,348
Change in fair value and loss on exchange of convertible notes	1,769,857	(27,600,000)
Change in fair value of Investment in LMC	—	225,429,997
Stock-based compensation	8,627,977	3,253,546
Change in inventory and prepaid purchases reserve	5,196,774	(10,919,259)
Forgiveness of PPP Term Note	—	(1,411,000)
Deferred taxes	—	(21,833,930)
Non-cash lease expense	855,119	—
Other non-cash items	175,750	—
Effects of changes in operating assets and liabilities:
Accounts receivable	(16,398,420)	1,035,715
Inventory	(6,969,095)	(35,118,442)
Prepaid expenses and other current assets	(10,317,025)	(2,220,967)
Other assets	(84,401)	—
Accounts payable, accrued liabilities and other	29,650,491	3,743,729
Warranty liability	(1,244,432)	(508,002)
Net cash used in operating activities	(65,979,348)	(110,047,537)
Cash flows from investing activities:
Capital expenditures	(9,708,699)	(3,803,807)
Investment in Tropos	(5,000,000)	—
Net cash used in investing activities	(14,708,699)	(3,803,807)
Cash flows from financing activities:
Proceeds from sale of Investment in LMC	—	105,789,310
Commissions and fees on sale of Investment in LMC	—	(662,563)
Proceeds from issuance of common stock	248,695	—
Payments on finance lease	(623,648)	—
Exercise of warrants and options and restricted share award activity	(466,532)	(2,083,046)
Net cash provided by (used in) financing activities	(841,485)	103,043,701
Change in cash and cash equivalents	(81,529,532)	(10,807,643)
Cash, cash equivalents and restricted cash, beginning of the period	201,647,394	241,229,067
Cash and cash equivalents, end of the period	$120,117,862	$230,421,424

Supplemental disclosure of non-cash activities
Investment in Tropos in exchange for non-cash deferred revenue	5,000,000	—
Leased assets obtained in exchange for finance lease liabilities	6,022,694	—
Leased assets obtained in exchange for operating lease liabilities	5,024,284	—

See accompanying notes to the condensed consolidated financial statements.

Workhorse Group Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1.SUMMARY OF BUSINESS AND SIGNIFICANT ACCOUNTING PRINCIPLES
Overview
We are an American technology company with a vision to pioneer the transition to zero-emission commercial vehicles. Our primary focus is to provide sustainable and cost-effective solutions to the commercial transportation sector. We design and manufacture all-electric delivery trucks and drone systems, including the technology that optimizes the way these vehicles operate. We are focused on our core competency of bringing our electric delivery vehicle platforms to market.
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

2.    INVENTORY, NET

Inventory, net consisted of the following:

	September 30, 2022	December 31, 2021
Raw materials	$33,514,473	$66,238,615
Work in process	25,129,247	20,826,644
Finished goods	100,631	—
	58,744,351	87,065,259
Less: inventory reserves	(47,176,744)	(76,997,892)
Inventory, net	$11,567,607	$10,067,367
We reserve inventory for any excess or obsolete inventories or when we believe the net realizable value of inventories is less than the carrying value.
As of September 30, 2022 and December 31, 2021, the Company recorded inventory reserves of $47.2 million and $77.0 million, respectively. The $29.8 million decrease in inventory reserves as compared to December 31, 2021 is primarily driven by the Company’s efforts to dispose of inventory that is not expected to be used in future production. During 2021, the Company significantly increased its inventory reserves due to its decision to produce the C1000 vehicle platform at low-volume and transition to a new all-electric delivery truck platform in the future. This decision was based on results of extensive testing performed on the C1000 vehicles in early 2022.

During the three months ended September 30, 2022, we sold inventory which was being carried at zero cost as it had been fully reserved for in prior periods in connection with the Company's decision regarding the future of the C1000 vehicle platform. The Company recognized a gain on the sale of $13.4 million, net of $0.5 million of selling costs, in Other Income in the Condensed Consolidated Statements of Operations. The selling costs of $0.5 million represent a commission paid to a related party who was a former executive of the Company.
3.     CONTRACT MANUFACTURING SERVICES AND INVESTMENT IN TROPOS

The Company has a minority ownership in Tropos Technologies, Inc. (“Tropos”) with a value of $10.0 million as of September 30, 2022. The investment was obtained pursuant to the transaction with Tropos as described below.

On August 8, 2022, the Company entered into a three-year Assembly Services Agreement (the “Assembly Agreement”) with Tropos. Under the Assembly Agreement, the Company will provide services required to assemble a minimum annual quantity of 2,000 vehicles in 2023, 2,000 vehicles in 2024, and 250 vehicles in 2025 for a total of 4,250 vehicles during the term of the agreement at our Union City, Indiana manufacturing facility. In exchange for the assembly services, the Company will receive a service fee from Tropos.
On August 23, 2022, the Company entered into a Preferred Stock Purchase Agreement (the “Stock Purchase Agreement”) with Tropos. Under the Stock Purchase Agreement, the Company received 605,811 shares of Series B Preferred Stock in Tropos with an option to purchase an additional 424,068 shares of Series B Preferred Stock for an exercise price of $16.51 per share in exchange for a cash payment of $5.0 million, and a $5.0 million contribution of non-cash consideration representing a deposit from Tropos for future assembly services. See Note 5, Revenue, of the Condensed Consolidated Financial Statements for treatment of the $5.0 million of non-cash consideration received as of September 30, 2022.
The Company utilized the measurement alternative allowed under GAAP to record the investment of the Series B Preferred Stock at cost, less any impairment, as of September 30, 2022. As of September 30, 2022, the Company recorded the investment at a cost of $10.0 million with no impairment.

4.    PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consisted of the following:

	September 30, 2022	December 31, 2021
Prepaid purchases(1)	$35,150,883	$24,101,695
Less: prepaid purchases reserve(2)	(22,020,805)	(23,912,025)
Prepaid purchases, net	13,130,078	189,670
Prepaid insurance	1,203,158	2,205,608
Right of return asset	—	1,620,000
Other	613,699	342,551
Prepaid expenses and other current assets	$14,946,935	$4,357,829

(1) The Company’s prepaid purchases consists primarily of deposits made to our suppliers for non-recurring engineering costs, capital expenditures, and production parts. The increase in prepaid purchases as compared to December 31, 2021 is primarily due to deposits on supplier orders related to the Company’s W4CC and W750 vehicle platform.
(2) We record reserves on prepaid purchases that are significantly aged, for balances that represent deposits for certain production parts related to the Company’s C-Series vehicle platform, and for balances specifically identified as having a carrying value in excess of net realizable value. The reserve represents our best estimate of deposits on orders that we do not expect to recover.

5.    REVENUE
Revenue Recognition
The following table provides a summary of sales activity for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Sales, net of returns and allowances	$1,336,695	$(605,000)	$1,336,792	$1,032,400
Other sales	212,103	28,398	238,860	114,934
Total sales, net of returns and allowances	$1,548,798	$(576,602)	$1,575,652	$1,147,334
Revenue is recognized when obligations under the terms of a contract with our customer are satisfied. Generally, this occurs when we transfer control of our vehicles, parts, or accessories, or provide services. Revenue is measured as the amount of consideration we expect to receive in exchange for transferring goods or providing services. For the majority of sales, this occurs when products are shipped from our manufacturing facility. At the time of revenue recognition, we reduce the transaction price and record a sales return and allowance reserve against revenue for estimated variable considerations related to future product returns. Such estimates are based on an analysis of known pending returns and historical experience. We adjust our estimate of revenue at the earlier of when the value of consideration we expect to receive changes or when the consideration becomes fixed.
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
Deferred revenue is related to any non-refundable amounts that are collected from customers related to our unsatisfied assembly services. Deferred revenue is recognized as revenue as the performance obligation is satisfied.
Deferred revenue is equivalent to the total service fee allocated to the assembly service performance obligations that are unsatisfied as of the balance sheet date. Deferred revenue was $4.9 million and zero as of September 30, 2022 and 2021, respectively.

Of the total deferred revenue for assembly services, we expect to recognize $3.4 million of revenue in the next 12 months.
Accounts Receivable
Accounts receivable primarily include amounts related to sales of our products and services rendered. We provide an allowance against accounts receivable for the amount we expect to be uncollectible. We write-off accounts receivable against the allowance when they are deemed uncollectible.

6.    DEBT

4.0% Senior Secured Convertible Notes Due 2024 (“2024 Notes”)
The fair value of the 2024 Notes as of September 30, 2022 and December 31, 2021 was zero and $24.7 million, respectively. The contractual principal balance of the 2024 Notes as of September 30, 2022 and December 31, 2021 was zero and $27.5 million, respectively.
In April 2022, the Company exchanged the remaining $27.5 million in aggregate principal of the 2024 Notes for approximately 7.8 million shares of the Company’s common stock. The number of shares issued was calculated by dividing $29.4 million, which represented 107% of the principal amount of the notes, plus $0.3 million of interest accrued on the notes, by the average of the daily volume weighted average price for the 10 days immediately preceding April 21, 2022. The Company recognized a loss of $1.8 million in the first quarter of 2022, which included a $0.4 million adjustment to the fair value of the convertible notes to the value of the shares issued under the exchange and a $1.4 million adjustment related to the realization of the amount previously recognized in Accumulated Other Comprehensive Loss. The total loss was recorded in Interest Expense for the nine months ended September 30, 2022.
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

Interest on the 2024 Notes was payable quarterly beginning January 15, 2021 at a rate of 4.0% per annum. The following table summarizes contractual interest expense related to the 2024 Notes for the period indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Contractual interest expense	$—	$2,000,000	$332,707	$5,977,777
See Note 14, Fair Value Measurements, for additional information regarding the fair value measurement of the 2024 Notes.
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

7.    ACCRUED AND OTHER CURRENT LIABILITIES

Accrued and other current liabilities consisted of the following:

	September 30, 2022	December 31, 2021
Accrued commissions	$750,000	$4,000,000
Compensation and related costs	4,367,022	4,030,085
Accrued interest	—	232,222
Legal reserve (Note 15)	35,000,000	—
Sales returns and allowances	—	2,410,000
Other	4,708,947	4,080,520
Total accrued and other current liabilities	$44,825,969	$14,752,827

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

Warranty liability activity consisted of the following for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Warranty liability, beginning of period	$3,322,212	$4,866,213	$4,583,916	$5,400,000
Warranty costs incurred	(387,584)	(379,215)	(1,086,542)	(1,113,002)
Provision for warranty	404,856	405,000	(157,890)	605,000
Warranty liability, end of period	$3,339,484	$4,891,998	$3,339,484	$4,891,998

8.    LEASES
We have entered into various operating and finance lease agreements for offices, manufacturing and warehouse facilities. We determine if an arrangement is a lease, or contains a lease provision, at inception and record the leases in our financial statements upon lease commencement, which is the date when the underlying asset is made available for our use by the lessor.
Our leases may include options to extend the lease term for up to 5 years. Some of our leases also include options to terminate the lease prior to the end of the agreed upon lease term. For purposes of calculating lease liabilities, lease terms include options to extend or terminate the lease when it is reasonably certain we will exercise such options.
During the second quarter of 2022, we entered into a lease agreement for additional office and warehouse space. We obtained a Letter of Credit (“LOC”) in the amount of $0.5 million to secure the lease, which bears interest at 5.0% per annum. Under the terms of the agreement, the landlord may use the whole or any part of the LOC for the payment of any amount as to which we are in default or to compensate the landlord for certain specified losses or damage.

Lease expense for operating leases is recognized on a straight-line basis over the lease term as either cost of sales or operating expenses depending on the nature of the leased asset.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Short-term lease expense	$179,704	$190,178	$603,712	$539,961
Operating lease expense	521,566	—	1,284,533	—
Total lease expense	$701,270	$190,178	$1,888,245	$539,961
Lease right-of-use assets consisted of the following:

	September 30, 2022	December 31, 2021
Operating leases	$5,604,800	$1,538,852
Finance leases	5,872,127	—
Total lease right-of-use assets	$11,476,927	$1,538,852

Lease liabilities consisted of the following:

	September 30, 2022	December 31, 2021
Operating leases	$6,539,980	$1,554,767
Finance leases	3,301,751	—
Total lease liabilities	9,841,731	1,554,767
Less: current portion	(1,105,016)	(363,714)
Long-term portion	$8,736,715	$1,191,053

9.    STOCK-BASED COMPENSATION
The Company maintains, as approved by the board of directors, the 2017 Incentive Stock Plan and the 2019 Incentive Stock Plan (the “Plans”) providing for the issuance of stock-based awards to employees, officers, directors or consultants of the Company. Non-qualified stock options may only be granted with an exercise price equal to the market value of the Company’s common stock on the grant date. Awards under the Plan may be either vested or unvested options, or unvested restricted stock. The Plans have authorized 13.0 million shares for issuance of stock-based awards. As of September 30, 2022 there were approximately 2.0 million shares available for issuance of future stock awards under the Plans.
Stock-based compensation expense
The following table summarizes stock-based compensation expense for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Stock options	$245,867	$181,558	$732,830	$273,180
Restricted stock awards	2,047,989	1,039,647	5,954,098	2,980,366
Performance-based restricted stock awards	691,419	—	1,941,049	—
Total stock-based compensation expense	$2,985,275	$1,221,205	$8,627,977	$3,253,546

Stock options
A summary of stock option activity for the nine months ended September 30, 2022 is as follows:

	Number of Options	Weighted Average Exercise Price per Option	Weighted Average Remaining Contractual Life (Years)
Balance, December 31, 2021	495,836	$6.80	6.5
Exercised	(69,710)	1.48
Forfeited	(2,500)	22.30
Balance, September 30, 2022	423,626	$7.63	6.7
Number of options exercisable at September 30, 2022	218,006	$5.48	4.6

As of September 30, 2022, unrecognized compensation expense was $1.9 million for unvested options which is expected to be recognized over the next 1.9 years.

Restricted stock awards
A summary of restricted stock award activity for the nine months ended September 30, 2022 is as follows:

	Number of Unvested Shares	Weighted Average Grant Date Fair Value per Share
Balance, December 31, 2021	1,617,192	$9.33
Granted	2,838,164	3.10
Vested	(709,607)	6.71
Forfeited	(149,833)	6.27
Balance, September 30, 2022	3,595,916	$5.06

As of September 30, 2022, unrecognized compensation expense was $15.3 million for unvested restricted stock awards which is expected to be recognized over the next 2.2 years.

Performance share units (“PSUs”)

On February 23, 2022, the Company issued 0.9 million PSUs to certain executives. The vesting of the PSUs is conditioned upon achievement of certain performance objectives over a performance period ending December 31, 2024 as defined in each award agreement. Fifty percent of the PSUs vest based upon the Company’s total shareholder return as compared to a group of peer companies (“TSR PSUs”), and fifty percent of the PSUs vest based upon the Company’s performance on certain measures including a cumulative adjusted EBITDA target (“EBITDA PSUs”). Depending on the actual achievement on the performance objectives, the grantee may earn between 0% and 200% of the target PSUs.

A summary of the activity for PSU awards with total shareholder return performance objectives for the nine months ended September 30, 2022 is as follows:

	Number of Unvested Shares	Weighted Average Grant Date Fair Value per Share
Balance, December 31, 2021	306,197	$11.79
Granted	454,832	11.79
Forfeited	(22,278)	11.79
Balance, September 30, 2022	738,751	$11.79
The grant date fair value of $11.79 per TSR PSU was estimated using a Monte-Carlo simulation model using a volatility assumption of 117% and risk-free interest rate of 0.69%.
As of September 30, 2022, unrecognized compensation expense was $6.6 million for unvested TSR PSUs, which is expected to be recognized over the next 2.3 years.

A summary of the PSU awards with cumulative adjusted EBITDA targets for the nine months ended September 30, 2022 is as follows:

Number of Unvested Shares
Balance, December 31, 2021	—
Granted	454,822
Forfeited	(22,276)
Balance, September 30, 2022	432,546
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

10.    INCOME TAXES
As of September 30, 2022 and December 31, 2021, the Company's deferred tax liability was zero. Cumulative deferred tax assets are fully reserved as there is not sufficient evidence to conclude it is more likely than not the deferred tax assets are realizable. No current liability for federal or state income taxes has been included in these Condensed Consolidated Financial Statements due to the loss for the periods.

11.    EARNINGS (LOSS) PER SHARE

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

The following table presents the potentially dilutive shares that were excluded from the computation of diluted net loss per share of common stock, because their effect was anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Stock-based awards and warrants	3,364,289	3,987,285	10,129,870	3,987,285
Convertible notes(1)	—	—	7,833,666	—

(1) Represents shares issued in exchange of convertible notes in April 2022. See Note 6, Debt, for additional information regarding shares issued subsequent to the date of the Condensed Consolidated Financial Statements.

12.    RECENT ACCOUNTING PRONOUNCEMENTS

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

13.    OTHER TRANSACTIONS

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

14.    FAIR VALUE MEASUREMENTS
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

A financial asset or liability’s classification within the hierarchy is determined based on the lowest level of input that is significant to the fair value measurement. Assets and liabilities measured at fair value and fair value measurement level were as follows:

	September 30, 2022				December 31, 2021
	Fair Value	Level 1	Level 2	Level 3	Fair Value	Level 1	Level 2	Level 3
Liabilities
Convertible notes	$—	$—	$—	$—	$24,705,000	$—	$—	$24,705,000
Total liabilities at fair value	$—	$—	$—	$—	$24,705,000	$—	$—	$24,705,000
Convertible Notes

The Company's convertible notes were measured at fair value using Level 3 inputs upon issuance and at each reporting date. Considerable judgment was required in interpreting market data to develop the estimates of fair value. Accordingly, the Company’s estimates are not necessarily indicative of the amounts that the Company, or holders of the instruments, could have realized in a current market exchange. Significant assumptions used in the fair value model included estimates of the redemption dates, credit spreads and the market price and volatility of the Company’s common stock. The use of different assumptions and/or estimation methodologies could have had a material effect on the estimated fair values.

The Company recognized changes in fair value of the convertible notes related to changes in credit spread, if any, in Other Comprehensive Loss and the remaining changes in fair value in Interest Expense (Income).

15.    COMMITMENTS AND CONTINGENCIES

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

Federal Motor Vehicle Safety Standards (“FMVSS”) Certification and Other Regulatory Matters

On September 22, 2021, we announced the Company decided to suspend deliveries of C-1000 vehicles and recall the vehicles we had already delivered to customers. The Company determined additional testing and modifications to existing vehicles are required to bring the C-1000 vehicles into full compliance with FMVSS. The Company further announced that it filed a report with the National Highway Traffic Safety Administration (“NHTSA”) regarding the need for additional testing and vehicle modifications to bring our C-1000 vehicles into full compliance with FMVSS. We indicated our previous statements related to the C-1000’s compliance with NHTSA standards cannot be relied upon and so notified the Securities and Exchange Commission. We also disclosed we identified a number of enhancements to our production process and the design of the C-1000 vehicles to address customer feedback, primarily related to payload capacity.

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

Due to the uncertainties and many variables involved in NHTSA matters, we cannot estimate the ultimate resolution of this matter and whether it will have a material adverse effect on the Company's financial position, results of operations, cash flows or liquidity. We cooperated with NHTSA with respect to the now-completed recall announced in September 2021. However, we cannot assure that NHTSA or other government authorities will not attempt to impose potentially significant fines and penalties in response to the recall.

On October 19 and November 1, 2021, the Company received letters from the SEC requesting that it voluntarily provide information relating to (a) the events and trading in its securities leading up to the announcement of the award of a contract by the U.S. Postal Service (the “USPS”) for the manufacture of a postal service vehicle fleet and (b) recognition of revenue, if any, related to purchases of vehicles by certain of the Company’s customers. On November 5, 2021, the Department of Justice (“DOJ”) orally informed the Company that it had a related open investigation covering the Company. The Company has not received any subpoena or other request for documents or other information from the DOJ with respect to this investigation. On May 9, 2022, the Company received a letter from the SEC requesting that it voluntarily provide information relating to certain customer sales and customer complaints. The Company is cooperating with the SEC and DOJ investigations. At this time, the Company cannot predict the ultimate scope, duration, or outcome of these matters.

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

On October 24, 2022, the Company entered into a binding term sheet to resolve this litigation as well as the related Shareholders Derivative Litigation described below. Under the terms of the settlement of the class action and in resolution of all claims, Workhorse will pay $15 million in cash, which will be funded fully by proceeds of available insurance, and $20 million payable in shares of Workhorse stock. The settlement will be subject to final documentation, public notice and approval by the Court, and there can be no assurance that the settlement will be approved on those terms or at all. The Company recorded a $15 million insurance receivable in Other receivable and a $35 million legal reserve in Accrued liabilities and other in the Condensed Consolidated Balance Sheet at September 30, 2022. The Company also recognized a $20 million expense which was recognized in Selling, general and administrative of the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2022.

Shareholder Derivative Litigation

A total of eight substantively similar derivative actions were originally filed for breach of fiduciary duty and unjust enrichment against Duane Hughes, Steve Schrader, Stephen Fleming, Robert Willison, Anthony Furey, Gregory Ackerson, H. Benjamin Samuels, Raymond J. Chess, Harry DeMott, Gerald B. Budde, Pamela S. Mader, Michael L. Clark and Jacqueline A. Dedo in state court in Nevada, state court in Ohio, and federal courts in Nevada, Ohio and California (collectively, the "Shareholder Derivative Litigation"). In these actions, the plaintiffs allege the defendants breached their fiduciary duties by allowing or causing the Company to violate the federal securities laws as alleged in the Securities Class Action discussed above and by selling Company stock and receiving other compensation while allegedly in possession of material non-public information about the prospect of the USPS awarding the contract to an electric vehicle manufacturer given electrifying the USPS’s entire fleet allegedly have been impractical and expensive. The plaintiffs seek damages and disgorgement in an indeterminate amount.

The three derivative cases filed in the Central District of California were consolidated into a single action on June 21, 2021 (under Case No. 2:21-cv-04202). On April 18, 2022, the plaintiffs filed their consolidated amended complaint in the consolidated action. On June 2, 2022, the defendants filed motions to dismiss, which the Company joined in with respect to the arguments related to the plaintiffs’ lack of standing, as well as a motion to stay the case pending resolution of the Securities Class Action. On October 3, 2022, the Court granted the Defendants’ motion to stay the action pending resolution of the Securities Class Action. On October 2, 2022, the Court granted the Defendants' motion to stay the action pending resolution of the Securities Class Action.

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

The seventh shareholder derivative action was filed on June 22, 2022 in the United States District Court for the District of Nevada under Case No. 2:22-cv-00980. On October 17, 2022, the Court granted the parties’ stipulation to stay the case pending resolution of the Securities Class Action.

The eighth shareholder derivative action was filed on August 19, 2022 in the Common Pleas Court of Hamilton County, Ohio under Case No. A 2203019. By stipulation of the parties, the deadline for defendants and nominal defendant to respond to the complaint has been extended to November 16, 2022.

As discussed more fully above, on October 24, 2022, the Company and the individual defendants entered into a binding term sheet to resolve the shareholder derivative actions pending in the Central District of California, the United States District Court for the District of Nevada and State District Court of Nevada as well as the related Securities Class Action. The settlement will be subject to final documentation, public notice and court approval by the State District Court of Nevada, and there can be no assurance that the settlement will be approved on those terms or at all. The parties have agreed to promptly request that the courts in such actions stay all proceedings and/or enter an order enjoining all other stockholders of the Company from commencing, instituting, or prosecuting any similar claims.

Although these actions purport to seek recovery on behalf of the Company, the Company will incur certain expenses due to indemnification and advancement obligations with respect to the defendants. The Company understands that defendants believe these actions are without merit and intends to support them as they pursue all legal avenues to defend themselves fully.

Products Liability Litigation

On September 20, 2022, Reinier Angulo filed a Complaint in the United States District Court for the Southern District of Florida (Civil Action No. 1:22-cv-22489-CMA) against the Company in connection with injuries suffered while operating a W-62 truck on February 5, 2020, claiming strict liability, negligence, and negligent failure to warn. The Company does not believe it manufactured the W-62 that is the subject to the Complaint. On October 27, 2022, the Company timely filed a motion to dismiss for lack of personal jurisdiction, advising the court and the Plaintiff that the Company had insufficient contacts with the state of Florida to justify the exercise of jurisdiction in Florida and was not the manufacturer of the subject W-62 truck. On October 31, the Court denied the Company’s motion to dismiss, without prejudice, and granted the Plaintiff leave to file an amended complaint. The Plaintiff filed an amended complaint on November 1, 2022, and the Company’s response is due on November 15, 2022.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview
We are an American technology company with a vision to pioneer the transition to zero-emission commercial vehicles. Our primary focus is to provide sustainable and cost-effective solutions to the commercial transportation sector. We design and manufacture all-electric delivery trucks and drone systems, including the technology that optimizes the way these vehicles operate. We are focused on our core competency of bringing our electric delivery vehicle platforms to market.
Recent Developments
Investment in Tropos Technologies, Inc.
The Company has a minority ownership in Tropos Technologies, Inc. (“Tropos”) with a value of $10.0 million as of September 30, 2022. The investment was obtained pursuant to the transaction with Tropos as described below.

On August 8, 2022, the Company entered into a three-year Assembly Services Agreement (the “Assembly Agreement”) with Tropos. Under the Assembly Agreement, the Company will provide services at its Union City, Indiana manufacturing facility required to assemble a minimum annual quantity of 2,000 vehicles in 2023, 2,000 vehicles in 2024, and 250 vehicles in 2025 for a total of 4,250 vehicles during the term of the agreement. In exchange for the assembly services, the Company will receive a service fee from Tropos.
On August 23, 2022, the Company entered into a Preferred Stock Purchase Agreement (the “Stock Purchase Agreement”) with Tropos. Under the Stock Purchase Agreement, the Company received 605,811 shares of Series B Preferred Stock in Tropos with an option to purchase an additional 424,068 shares of Series B Preferred Stock in exchange for a cash payment of $5.0 million, and a $5.0 million contribution of non-cash consideration representing a deposit from Tropos for future assembly services. See Note 5, Revenue, of the Condensed Consolidated Financial Statements for treatment of the $5.0 million of non-cash consideration received as of September 30, 2022.
The Company utilized the measurement alternative allowed under GAAP to record the investment of the Series B Preferred Stock at cost, less any impairment, as of September 30, 2022. As of September 30, 2022, the Company recorded the investment at a cost of $10.0 million with no impairment.
Asset Purchase Agreement with ESG Logistics Corp.
During July 2022, we entered into an Asset Purchase Agreement (the "Asset Purchase Agreement") with ESG Logistics Corp. (“ESG”), a provider of package pickup and delivery services. ESG was party to an agreement with FedEx Package System, Inc. (“FXG”) under which ESG provided services to FXG on an exclusive basis in its business segments known as FedEx delivery throughout a geographic territory consisting of certain ZIP codes located in the Cincinnati, Ohio metropolitan area. Under the Asset Purchase Agreement, we purchased substantially all of the assets relating to ESG's business, including ESG's rights and interests under the FXG agreement, motor vehicles, intellectual property, and other miscellaneous equipment for a purchase price of $0.6 million.
Stables & Stalls
During the third quarter, we began operating the FedEx delivery route under the FXG agreement using the historical motor vehicles and equipment acquired through the Asset Purchase Agreement. This effort, known as Stables & Stalls, is designed to have the Company experience, firsthand, the challenges facing independent operators executing last mile delivery and to develop the appropriate business model as the contractors’ transition to electric vehicle fleets. As part of this effort, Workhorse is outfitting a fully functional services site, the ‘Stable’, and charging infrastructure, the ‘Stalls’, designed to support small fleet operators as they make the transition to EV’s. We intend to transition the fleet of motor vehicles operating the FedEx delivery route to electric vehicles by the second quarter of 2023.
GreenPower Motor Company Inc. Supply Agreement
In February 2022, we entered into a three-year vehicle purchase and supply agreement (the “Supply Agreement”) with GreenPower Motor Company Inc. (“GreenPower”) to facilitate the manufacturing and delivery of medium-duty Class 4 step vans into the North American market. Under the Supply Agreement, we will purchase 1,500 base vehicles from GreenPower, and complete the manufacturing process on the base vehicles. We will market two versions of the vehicle, a cab chassis version known as the W4 CC and a complete vehicle with a step van body, known as the W750, to customers in the United States and Canada. The W4 CC will have a payload capacity of 5,000 pounds and the W750 is expected to have a payload capacity of 5,000 pounds. Both the W4 CC and the W750 will feature up to 150 miles of all-electric range. Delivery of base vehicles under the Supply Agreement and production of the W4 CC began in the third quarter of 2022.
Securities Exchange Agreement
In April 2022, we entered into a securities exchange agreement to exchange the remaining $27.5 million in aggregate principal of our convertible notes for approximately 7.8 million shares of our common stock. The number of shares issued was calculated by dividing $29.4 million, which represents 107% of the principal amount of the notes, plus $0.3 million of interest accrued on the notes, by the average of the daily volume weighted average price for the 10 days immediately preceding April 21, 2022. We recognized a loss of $1.8 million in the first quarter of 2022, which includes a $0.4 million adjustment to the fair value of the convertible notes to the value of the shares issued under the exchange and a $1.4 million adjustment related to the realization of the amount previously recognized in Accumulated Other Comprehensive Loss. The total loss was recorded in Interest Expense for the nine months ended September 30, 2022.
Subsequent to the exchange, we have no convertible notes outstanding, and the indenture and related security agreement under which the 2024 Notes were issued have been terminated.
Securities Litigation Settlement
On October 27, 2022, the Company entered into a binding settlement term sheet to resolve the Securities Class Action litigation as well as the related Shareholder Derivative Litigation. Under the terms of the settlement and in resolution of all claims, Workhorse will pay $15 million in cash, which will be funded fully by proceeds of available insurance, and $20 million payable in Workhorse stock. The settlement will be subject to final documentation, public notice and approval by the Court. The Company recorded a $15 million insurance receivable in Other receivable and a $35 million legal reserve in Accrued liabilities and other in the Condensed Consolidated Balance Sheet at September 30, 2022. The Company also recognized a $20 million expense which was recognized in Selling, general and administrative of the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2022.
Shareholder Derivative Litigation Settlement
As more fully described above, the Company and the individual defendants entered into a binding term sheet to resolve the
Shareholder Derivative Litigation as well as the related Securities Class Action. The settlement will be subject to final documentation, public notice and court approval by the State District Court of Nevada.
Recent Trends and Market Conditions

COVID-19. The impact of COVID-19, including pandemic fears and market downturns, and restrictions on business and individual activities, has created significant volatility in the global economy. Recent COVID-19 outbreaks in certain regions have continued to cause intermittent disruptions to our supply chain and, although we have been relatively successful in navigating the impact of the COVID-19 pandemic, we have previously been affected by temporary manufacturing closures. As of September 30, 2022, our locations and most of our primary suppliers are in operation and we continue to work through supplier constraints as a result of the COVID-19 pandemic, as well as other supply chain difficulties.

Commodities. Prices for commodities remain volatile, and we expect to experience price increases for base metals and raw materials that are used in batteries for electric vehicles (e.g., lithium, cobalt, and nickel) as well as steel, aluminum and other material inputs. Global demand and differences in output across sectors as a result of the COVID-19 pandemic have generated divergence in price movements across different commodities. We expect the net impact on us overall will be higher material costs. To help ensure supply of raw materials for critical components (such as batteries), we have engaged in multi-year sourcing agreements.

Inflation. Inflation has significantly risen during the nine months of 2022, resulting from both supply and demand imbalances as economies continue to recover from the COVID-19 pandemic as well as the impact on the availability and cost of energy and other commodities resulting from Russia's invasion of Ukraine in February 2022, which is ongoing. We are seeing a near-term impact on our business due to inflationary pressure. In an effort to dampen inflationary pressures, central banks have started to raise interest rates which will likely raise the cost of any financing the Company may undertake in the future.

The Inflation Reduction Act of 2022 (the “Act”) was signed into law and enacted on August 16, 2022. The Act modifies, expands and enhances incentives, tax provisions and credits to support the investment and use of clean-energy vehicles. The Act also provides incentives and tax credits for electric vehicle manufacturers to invest in domestic manufacturing supply chain production. The new tax credits for commercial EV purchases and investments in clean energy production, supply chains and manufacturing facilities are included in the Act effective beginning in 2023. We are evaluating the potential impact of the Act on our financial results.

The following section provides a narrative discussion about our financial condition and results of operations. The comments should be read in conjunction with our Condensed Consolidated Financial Statements and related Notes thereto included in Item 1 of this Form 10-Q and in conjunction with our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 1, 2022.
Results of Operations
The following table sets forth, for the periods indicated, the components of the Company's Condensed Consolidated Statements of Operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Sales, net of returns and allowances	$1,548,798	$(576,602)	$1,575,652	$1,147,334
Cost of sales	9,515,547	11,549,187	16,459,102	32,570,616
Gross loss	(7,966,749)	(12,125,789)	(14,883,450)	(31,423,282)
Operating expenses
Selling, general and administrative	34,753,017	10,579,586	59,693,419	24,470,953
Research and development	6,126,951	2,801,394	15,165,946	8,788,969
Total operating expenses	40,879,968	13,380,980	74,859,365	33,259,922
Loss from operations	(48,846,717)	(25,506,769)	(89,742,815)	(64,683,204)
Interest income (expense), net	27,716	18,599,130	(2,290,993)	23,040,886
Other income (loss)	13,413,500	(77,127,266)	13,413,500	(225,432,884)
Loss before benefit for income taxes	(35,405,501)	(84,034,905)	(78,620,308)	(267,075,202)
Benefit for income taxes	—	2,919,491	—	21,833,930
Net loss	$(35,405,501)	$(81,115,414)	$(78,620,308)	$(245,241,272)

Sales, net of returns and allowances
Sales, net of returns and allowances for the three months ended September 30, 2022 and 2021 were $1.5 million and $(0.6) million, respectively. Sales, net of returns and allowances for the nine months ended September 30, 2022 and 2021 were $1.6 and $1.1, respectively. The increase in net sales is primarily due to the sale of vehicles during the third quarter of 2022 compared to a $1.1 million refund liability recorded during the third quarter of 2021 related to the recall of our C1000 vehicles.
Cost of sales
Cost of sales for the three months ended September 30, 2022 and 2021 were $9.5 million and $11.5 million, respectively. The decrease in cost of sales was primarily due to a $1.4 million decrease in inventory write-downs and related adjustments and a $1.2 million decrease in consulting and warranty expenses. The decrease in cost of sales was partially offset by an increase in costs related to vehicles sales during the period.
Cost of sales for the nine months ended September 30, 2022 and 2021 were $16.5 million and $32.6 million, respectively. The decrease in cost of sales was primarily due to a $6.0 million decrease in inventory write-downs and related adjustments, a $2.2 million decrease in cost due to a reduction in volume of C1000 production, and a $1.3 million decrease in consulting expenses. Additionally, the decrease in cost of sales was due to a $1.2 million decrease in warranty expense primarily related to a reduction in the number of vehicles remaining under warranty, a $1.0 million decrease in employee compensation and related expenses primarily due to decreased headcount, and a reduction in costs associated with the initial production of the C-Series vehicle platform.

Selling, general and administrative expenses
Selling, general and administrative (“SG&A”) expenses during the three months ended September 30, 2022 and 2021 were $34.8 million and $10.6 million, respectively. The increase was primarily driven by the $20.0 million legal settlement expense and an increase of $3.1 million in professional and legal services primarily related to the securities and shareholder derivative litigation. Additionally, there was a $3.1 million increase in employee compensation and related expenses primarily due to increased headcount, non-cash stock-based compensation expense, and the appointments of our new executive leadership team.
SG&A expenses during the nine months ended September 30, 2022 and 2021 were $59.7 million and $24.5 million, respectively. The increase was primarily driven by the $20.0 million legal settlement expense and a of $5.8 million increase in professional and legal services primarily related to the securities and shareholder derivative litigation. There was also an $9.3 million increase in employee compensation and related expenses from increased headcount, non-cash stock-based compensation expense, and the appointments of our new executive leadership team.

Research and development expenses
Research and development (“R&D”) expenses during the three months ended September 30, 2022 and 2021 were $6.1 million and $2.8 million, respectively. The increase was primarily driven by an increase of $1.6 million in employee compensation and related expenses due to increased headcount. Additionally, there was a $1.1 million increase in consulting expenses and a $0.4 million increase in prototype expenses related to the continued development of our HorseFly™, W56, W750 and W4 CC vehicle programs.
R&D expenses during the nine months ended September 30, 2022 and 2021 were $15.2 million and $8.8 million, respectively. The increase was primarily driven by an increase of $4.2 million in employee compensation and related expenses due to increased headcount. Additionally, there was an increase of $0.9 million increase in prototype expenses and a $0.8 million increase in consulting expenses related to the continued development of our HorseFly™, W56, W750 and W4 CC vehicle programs.

Net interest income (expense)
The following table sets forth, for the periods indicated, the components of net interest income (expense):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Realization of accumulated other comprehensive loss	$—	$—	$(1,402,500)	$—
Change in fair value of convertible notes and loss on conversion to common stock	—	20,600,000	(367,357)	27,600,000
Contractual interest expense	—	(2,000,000)	(332,707)	(5,977,777)
Gain on forgiveness of PPP Term Note	—	—	—	1,411,000
Other	27,716	(870)	(188,429)	7,663
Total interest income (expense), net	$27,716	$18,599,130	$(2,290,993)	$23,040,886

Net interest income for the three months ended September 30, 2022 and 2021 was $27.7 thousand and $18.6 million, respectively. The decrease in net interest income was primarily due to a $20.6 million change in fair value of the 2024 Notes during the three months ended September 30, 2021, as compared to no changes in fair value during the three months ended September 30, 2022. Additionally, contractual interest expense on the 2024 Notes for the three months ended September 30, 2021 was $2.0 million, as compared to zero for the three months ended September 30, 2022.

Net interest expense for the nine months ended September 30, 2022 was $2.3 million as compared to $23.0 million of interest income for the nine months ended September 30, 2021. The change in net interest income (expense) was primarily due to a $27.6 million change in fair value of our convertible notes during the nine months ended September 30, 2021, as compared to $0.4 changes in fair value during the nine months ended September 30, 2022. Additionally, contractual interest expense on the 2024 Notes for the nine months ended September 30, 2021 was $6.0 million, as compared to $0.3 million for the nine months ended September 30, 2022. Further, we recognized a gain of $1.4 million on the forgiveness of our prior PPP Term Note during the nine months ended September 30, 2021.

The changes in net interest income (expense) described above are primarily due to the exchange of the remaining aggregate principal of 2024 Notes for shares of the Company's common stock during the second quarter of 2022. A description of the exchange is contained in Note 6, Debt, of the Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q.
Other income (loss)
Other income for the three and nine months ended September 30, 2022 was $13.4 million, which was recognized in connection with a sale of inventory carried at a net realizable value of zero. A description of the sale is contained in Note 2, Inventory, in the Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q.
During the three and nine months ended September 30, 2021, we recognized a loss of $77.1 million and $225.4 million, respectively, attributable to unfavorable changes in fair value of our prior investment in Lordstown Motors Corp (“LMC”).
Benefit for income taxes
Benefit for income taxes during the three and nine months ended September 30, 2022 was zero. During the three and nine months ended September 30, 2021, we recognized a benefit for income taxes of $2.9 million and $21.8 million, respectively, attributable to an increase to the valuation allowance recorded against deferred tax assets due to the sale of our prior investment in LMC and the uncertainty about our ability to utilize our remaining deferred tax assets in future years.

Liquidity and Capital Resources
We have financed our operations primarily through sales of equity securities and issuance of debt. We have utilized this capital for R&D and to fund designing, building and delivering vehicles to customers and for working capital purposes.
As of September 30, 2022, we had approximately $120.1 million in cash and cash equivalents, compared to approximately $201.6 million as of December 31, 2021, resulting in a decrease of $81.5 million. The decrease was primarily attributable to cash used in operations related to compensation related costs, consulting and professional services, capital expenditures and inventory build.
On March 10, 2022, we entered into an At-The-Market Sales Agreement, which established an at-the-market equity program (the “2022 ATM Program”). Under the 2022 ATM Program, we may offer and sell shares of our common stock having an aggregate sales price of up to $175.0 million, in amounts and at times determined by management. During the nine months ended September 30, 2022, we issued 0.1 million shares under the 2022 ATM Program for net proceeds of $0.2 million, leaving shares of common stock having an aggregate offering price of up to $174.8 million available for issuance under the 2022 ATM Program.
We believe our existing capital resources will be sufficient to support our current and projected funding requirements for the next twelve months, after which time additional funding may be required. However, if market conditions are appropriate, we may raise additional capital during the remainder of 2022, including utilization of our 2022 ATM Program.
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
We currently expect our capital expenditures to upgrade our facilities in Indiana, Ohio and Michigan to be between $15.0 and $20.0 million in 2022.
As of September 30, 2022, we have no convertible notes outstanding following the consummation of the Company's exchange of the remaining $27.5 million in aggregate principal of the 2024 Notes for shares of the Company's common stock during the second quarter of 2022. A description of the exchange is contained in Note 6, Debt, of the Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q.

As of September 30, 2022, our total minimum future lease payments are $13.0 million. A description of our lease obligations is contained in Note 8, Leases, of the Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q.
Sources and Condition of Liquidity
With the exception of contingent and royalty payments we may receive under our existing agreements, we do not currently have any committed future funding. To the extent we raise additional capital by issuing equity securities, including under the 2022 ATM Program, our stockholders could at that time experience substantial dilution. Any debt financing that we can obtain may include operating covenants that restrict our business.
Our future funding requirements will depend upon many factors, including, but not limited to:
•our ability to acquire or license other technologies we may seek to pursue;
•our ability to manage our growth;
•competing technological and market developments;
•the costs and timing of obtaining, enforcing and defending our patent and other intellectual property rights; and
•expenses associated with any litigation or other legal proceedings.
For the three and nine months ended September 30, 2022, we maintained an investment in a bank money market fund. Cash in excess of immediate requirements is invested with regard to liquidity and capital preservation. Wherever possible, we seek to minimize the potential effects of concentration and degrees of risk. We will continue to monitor the impact of the changes in the conditions of the credit and financial markets to our investment portfolio and assess if future changes in our investment strategy are necessary.
Summary of Cash Flows

	Nine Months Ended September 30,
	2022	2021
Net cash used in operating activities	$(65,979,348)	$(110,047,537)
Net cash used in investing activities	$(14,708,699)	$(3,803,807)
Net cash used in financing activities	$(841,485)	$103,043,701

Cash Flows from Operating Activities
Our cash flows from operating activities are affected by our cash investments to support the business in R&D, manufacturing, selling, general and administration. Our operating cash flows are also affected by our working capital needs to support fluctuations in inventory, personnel expenses, accounts payable and other current assets and liabilities.
During the nine months ended September 30, 2022 and 2021, net cash used in operating activities was $66.0 million and $110.0 million, respectively. The decrease in net cash used in operations was primarily attributable to a decrease in spend related to the initial production of the C-Series vehicle platform.
Cash Flows from Investing Activities
Cash flows from investing activities and their variability across each period related primarily to capital expenditures to upgrade our administrative, research, and production facilities, which were $9.7 million for the nine months ended September 30, 2022 and $3.8 million for the nine months ended September 30, 2021. The increase in cash used was also attributable to a $5.0 million cash payment made in connection with our investment in Tropos, which is described in Note 3, Contract Manufacturing Services and Investment in Tropos, of the Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q.
Cash Flows from Financing Activities
Net cash used in financing activities during the nine months ended September 30, 2022 was $0.8 million, which consisted primarily of payments on financing leases and tax payments related to shares withheld for option exercises and vesting of restricted share awards.

Net cash provided by financing activities during the nine months ended September 30, 2021 was $103.0 million, which consisted primarily of $105.1 million net proceeds from the sale of our prior investment in LMC.

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

Recent Accounting Pronouncements
A description of recently issued and adopted accounting pronouncements is contained in Note 12, Recent Accounting Pronouncements, of the Condensed Consolidated Financial Statements.

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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS

For a description of certain material legal proceedings, please see Note 15, Commitments and Contingencies, to the consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

ITEM 1A. RISK FACTORS

For a detailed discussion of risk factors affecting us, see “Part I – Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021. Except as set forth below, there have been no material changes in the current period regarding our risk factors.

Uncertain global macro-economic and political conditions could materially adversely affect our results of operations and financial condition.

Our results of operations are materially affected by economic and political conditions in the United States and internationally, including inflation, deflation, interest rates, recession, availability of capital, energy and commodity prices, trade laws and the effects of governmental initiatives to manage economic conditions. Current or potential customers may delay or decrease spending on our products and services as their business and/or budgets are impacted by economic conditions. The inability of current and potential customers to pay us for our products and services may adversely affect our earnings and cash flows. In addition, deterioration of conditions in worldwide credit markets could limit our ability to obtain financing to fund our operations and capital expenditures.

The current invasion of Ukraine by Russia has escalated tensions among the United States, the North Atlantic Treaty Organization (“NATO”) and Russia. The United States and other NATO member states, as well as non-member states, have announced new sanctions against Russia and certain Russian banks, enterprises and individuals. These and any future additional sanctions and any resulting conflict between Russia, the United States and NATO countries could have an adverse impact on our current operations.

Further, such invasion, ongoing military conflict, resulting sanctions and related countermeasures by NATO states, the United
States and other countries are likely to lead to market disruptions, including significant volatility in commodity prices, credit and capital markets, as well as supply chain interruptions for equipment, which could have an adverse impact on our operations and financial performance.

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

WORKHORSE GROUP INC.

Dated: November 8, 2022	By:	/s/ Richard Dauch
Name: Richard Dauch Title: Chief Executive Officer (Principal Executive Officer)

Dated: November 8, 2022	By:	/s/ Robert M. Ginnan
Name: Robert M. Ginnan Title: Chief Financial Officer (Principal Financial Officer)

Dated: November 8, 2022	By:	/s/ Gregory T. Ackerson
Name: Gregory T. Ackerson Title: Chief Accounting Officer (Principal Accounting Officer)