Form 10-K
period 2022-12-31
Workhorse Group Inc.
filed 2023-03-01
CIK 1425287

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________ to _________
Commission file number: 001-37673
WORKHORSE GROUP INC.
(Exact name of registrant as specified in its charter)

Nevada	26-1394771
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3600 Park 42 Drive, Suite 160E
Sharonville, Ohio 45241	(1-888) 646-5205
(Address of principal executive offices)	(Registrant’s telephone number, including area code)
Securities Registered Pursuant to Section 12(b) of the Exchange Act:

Title of each Class:	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.001 par value per share	WKHS	The NASDAQ Capital Market
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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☐     No ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
As of June 30, 2022, the last business day of the Registrant’s most recently completed second fiscal quarter, the market value of our common stock held by non-affiliates was $399,380,509.
The number of shares of the Registrant’s common stock, $0.001 par value per share, outstanding as of January 31, 2023, was 171,167,673.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of Workhorse Group’s Definitive Proxy related to the 2023 Annual Meeting of Stockholders to be filed subsequently are incorporated by reference into Part III of this Form 10-K.

i

Forward-Looking Statements
The discussions in this Annual Report on Form 10-K (this “Report”) contain forward-looking statements reflecting our current expectations that involve risks and uncertainties. These statements are made under the “safe harbor” provisions of the U.S. Private Securities Litigation Reform Act of 1995. When used in this Report, the words “anticipate,” “expect,” “plan,” “believe,” “seek,” “estimate” and similar expressions are intended to identify forward-looking statements. These are statements that relate to future periods and include, but are not limited to, statements about the features, benefits and performance of our products, our ability to introduce new product offerings and increase revenue from existing products, expected expenses including those related to selling and marketing, product development and general and administrative, our beliefs regarding the health and growth of the market for our products, anticipated increase in our customer base, expansion of our products functionalities, expected revenue levels and sources of revenue, expected impact, if any, of legal proceedings, the adequacy of liquidity and capital resources, and expected growth in business. Forward-looking statements are statements that are not historical facts. Such forward-looking statements are subject to risks and uncertainties, which could cause actual results to differ materially from the forward-looking statements contained in this Report. Factors that could cause actual results to differ materially include, but are not limited to: our ability to develop and manufacture our new product portfolio, including the W4 CC, W750, W56 and WNext platforms; our ability to attract and retain customers for our existing and new products; risks associated with obtaining orders and executing upon such orders; supply chain disruptions, including constraints on steel, semiconductors and other material inputs and resulting cost increases impacting our Company, our customers, our suppliers or the industry; our ability to capitalize on opportunities to deliver products to meet customer requirements; our limited operations and need to expand and enhance elements of our production process to fulfill product orders; the ability to protect our intellectual property; market acceptance for our products; our ability to control our expenses; potential competition, including without limitation shifts in technology; volatility in and deterioration of national and international capital markets and economic conditions; global and local business conditions; acts of war (including without limitation the conflict in Ukraine) and/or terrorism; the prices being charged by our competitors; our inability to retain key members of our management team; our inability to raise additional capital to fund our operations and business plan; our inability to maintain our listing of our securities on the Nasdaq Capital Market; our inability to satisfy our customer warranty claims; the outcome of any regulatory or legal proceedings; our liquidity and other risks and uncertainties and other factors discussed from time to time in our filings with the Securities and Exchange Commission (“SEC”), including under the "Risk Factors" section of this Report. Forward-looking statements speak only as of the date hereof. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based, except as required by law.
All references in this Report that refer to the “Company”, “Workhorse Group”, “Workhorse”, “we,” “us” or “our” are to Workhorse Group Inc.
ii

PART I
ITEM 1. BUSINESS
Overview

We are an American technology company with a vision to pioneer the transition to zero-emission commercial vehicles. Our primary focus is to provide sustainable and cost-effective solutions to the commercial transportation sector. We design and manufacture all-electric delivery trucks and drone systems, including the technology that optimizes the way these vehicles operate. We are focused on our core competency of bringing our electric delivery vehicle platforms to serve the last mile delivery market.
Commercial Vehicles

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
•Decreased vehicle emissions and reduced carbon footprint; and
•Improved vehicle safety and driver experience.

Electric Delivery Truck Platforms
Product Roadmap

Workhorse has made significant progress executing on its revised strategic product roadmap for our electric vehicle delivery offerings. The foundation of this plan is the development of two new truck chassis platforms, the W56 and what we call the WNext. The W56, based on long-standing Company know-how in the Class 5 and 6 truck chassis market, is a fully capable medium duty chassis, designed for last-mile delivery and high payload applications and is expected to begin production in 2023. The WNext platform will be our second generation, low floor, advanced content offering for the truck chassis market and is expected to begin production in 2025.

In order to accelerate time-to-market for customers seeking delivery of electric vehicles during 2022, we entered into a strategic supply agreement (the “Supply Agreement”) with GreenPower Motor Company Inc. (“GreenPower”). Under the agreement, we have exclusive rights to sell Class 4 step vans based on the GreenPower supplied base vehicle. Our Class 4 vehicles are a zero-emission chassis designed to be sold in either a cab chassis version (“W4 CC”) or a step van version (“W750”) made to haul various cargo and take on both mid and last-mile routes. The W4 CC became available for sale in 2022 while we expect the W750 will be available for sale in the United States and Canada in 2023. Both are sold under the Workhorse brand and with Workhorse after sales and support service.
C-Series Electric Delivery Truck

We announced the development of the C-Series electric delivery truck in 2017, a vehicle aimed at the Class 3 truck market which leveraged an ultra-low floor delivery vehicle platform. We utilized our extensive customer experience gained from working with our E-Series customers to design this product. During 2022, after thorough engineering review, durability testing and careful consideration, the Company determined the increasing time, cost and resources being devoted to the C1000 were better allocated to the development and production of its other vehicles and products. In December 2022, the Company announced that it was discontinuing the C1000 program and we are now transitioning our manufacturing focus from the C1000 to the Class 4 - 6 vehicles, W4 CC, W750, W56 and WNext platforms.

E-Series Electric Delivery Vans

Workhorse E-100 battery-electric and E-GEN range-extended delivery vans are used by our customers on daily routes across the United States. We have built and delivered approximately 360 electric and range-extended medium-duty delivery trucks, many of which remain in active service, to our customers with a combined mileage total of more than 9 million miles. Our customers include companies such as FedEx Ground and United Parcel Service.

Stables & Stalls

In 2022, Workhorse purchased ESG Logistics Corp., a provider of package pickup and delivery services, and began operating a series of FedEx Ground delivery routes in the greater Cincinnati area under an initiative known as Stables & Stalls. Stables & Stalls provides the Company with firsthand experiences of the challenges and benefits independent fleet operators experience while executing last-mile delivery operations and making the transition to electric vehicles. This opportunity also provides the Company unique and valuable research and data into how our customers access reliable vehicles, plan for and manage adequate charging infrastructure, as well as training and maintenance services which is critical for small fleet operators that choose to make the electric vehicle ("EV") transition.
Aero

HorseFly™

As part of our growing technology portfolio, the Company has been developing small Unmanned Aerial Systems (“UAS”) for several years. We have 2 product lines in the UAS space. One is a package delivery drone known as Horsefly. The other is a product designed and developed for use in more austere operating environments for humanitarian assistance and logistical operations ("HALO"). All Workhorse drone systems are designed and built in our Mason, Ohio facility.

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

In 2020, Workhorse began the Federal Aviation Administration’s (“FAA”) Type Certification (“TC”) process for our Horsefly UAS. Compliance with FAA regulations governing TC helps set a very high bar for system performance and we believe it is important to have a TC system in our product offerings. We believe safety, reliability and capability are the primary points of value in a commercial UAS. Presently, the FAA allows some exceptions for commercial operations to use non-certificated drone systems. As the industry matures, we expect the FAA will require certificated aircraft in most commercial operations.

We have developed subsystems and many discrete functions to improve the safety, reliability and performance of our systems. One subsystem is a proprietary winch that can lower and raise significant payloads from safe altitudes. Another is a truck integration system that allows continuous operations from a truck in the field. Our Ground Control Software software allows remote pilots in command to control more than one aircraft simultaneously.

Workhorse was granted a patent on our UAS, and though initially designed as a complimentary system delivering packages from our electric trucks, the latest iteration of our UAS supports package delivery point-to-point, enabling deliveries to and from anywhere, allowing it to serve a broader customer base.

In tests and demonstrations, Workhorse has flown thousands of missions in the National Airspace System, demonstrating package deliveries for large multi-national companies in Ohio, Michigan, Florida and California. Our aircraft has proven to be safe, reliable, and capable. In addition, we have successfully demonstrated the drone’s enhanced functionality working with local, state and federal government agencies to validate other, new cases. For example, in January 2022 we received a grant from the US Department of Agriculture in support of enhanced mapping and data analysis of farmland in underserved communities in the States of Mississippi and Arkansas.

Locations and Facilities

Our company headquarters, research and development facilities are located in the Greater Cincinnati area in Ohio. We manufacture and test our electric delivery trucks at our manufacturing facility located in Union City, Indiana. During 2022, we opened an engineering and technical design center in Wixom, Michigan as well as an engineering, technical design and production facility for our drone systems in Mason, Ohio.

Marketing

There are over 350,000 last-mile delivery trucks replaced annually and the last mile delivery industry is the fastest growing vehicle industry in an approximately $22.0 billion industry space. Our sales team is focused on building our market share in this space by targeting commercial transportation companies and developing a dealer network.

We have established the commercial delivery vehicles as our core business and strive to be the best choice for a vehicle in this industry. Our sales plan is to meet with the top potential customers and obtain purchase orders for new electric vehicles to be manufactured in our production facility.

Strategic Relationships

GreenPower Motor Company Inc.: On February 28, 2022, Workhorse entered into a strategic vehicle purchase and supply agreement with GreenPower Motor Company, Inc. to purchase base vehicles in the Class 4, medium-duty vehicle class. Under the agreement, GreenPower provides Workhorse with base vehicles for completion at our Union City, Indiana manufacturing facility. Workhorse began accepting deliveries of the base vehicles in July of 2022 and began executing on the exclusive rights to sell the vehicles under the Workhorse brand and with Workhorse after sales and support service in the United States and Canada.

Tropos Technologies, Inc. ("Tropos"): On August 8, 2022, the Company entered into an Assembly Services Agreement (the “Assembly Agreement”) with Tropos. The Assembly Agreement provides for assembly services at its Union City, Indiana manufacturing facility to assemble an annual quantity of 2,000 vehicles in 2023, 2,000 vehicles in 2024, and 250 vehicles in 2025 for a total of 4,250 vehicles. Workhorse began accepting deliveries of the vehicle kits to be assembled in December of 2022.

Mitsubishi HC Capital Inc ("Mitsubishi"): Mitsubishi (formerly Hitachi Capital America) continues to be our primary financing partner to market and distribute our electric vehicles through an existing and well-established commercial vehicle dealer network throughout North America. Mitsubishi enables Workhorse to have our vehicles sold and financed from the moment they roll off the production line, into a shared pool of vehicles, where they become visible and available to every Mitsubishi connected dealer. The dealer can configure additional equipment, schedule upfit integration and delivery in a seamless manner.

Amerit Fleet Solutions (“Amerit”): Workhorse has signed a strategic agreement with Amerit to provide maintenance and repair services for Workhorse vehicles, utilizing their mobile maintenance units and technicians. This provides Workhorse with on ground maintenance and warranty service capabilities in a great majority of locations across the United States.

Technology, Research and Development

The majority of our research and development is conducted in-house at our facilities near Cincinnati, Ohio and is centered on drive train, telematics, related EV centric feature sets and drone systems. During 2022, we expanded our research and development footprint to include the addition of new staff and facilities in Wixom, MI. The Wixom facility is intended to focus additional resources for product development and validation activities for existing and future programs. Additionally, we contract with engineering firms to assist with validation and certification requirements as well as specific development and vehicle integration tasks. Our research and development activity over the past year has focused on the development of the W56 and the WNext platforms.

Metron

We continue to develop and maintain our Metron remote data management system that tracks the performance of all the vehicles we deploy, providing a service management system and the communication channel between our customers and partners. We are currently focused on adding the ability to integrate Metron Telematics with the internal telematics and data management systems of our clients, as well as expanding our ability to present and analyze data within a proprietary Workhorse interface. In 2022 we began development of Metron 2.0, a brand new software architecture that will be the base for Workhorse telematics and a suite of business applications such as fleet management and service and repair, which is expected to launch in 2023.

Workhorse also has a patented flight control system. This system enables the lowest total cost of ownership, simplifies flight planning, and provides an intuitive, easy to use flight planning and execution capability that makes operation of our aircraft safe, consistent, and reliable. The system can support one or many UAS simultaneously. The system defines vertical and lateral navigation, points of origination and destination, safety zones, no-fly zones, and other advanced operational features. Our trip log system provides operators with continuous status reports, allowing timely maintenance planning and spare parts support.

Competition

Traditional OEMs

Traditional OEM's continue to increase their electrification efforts, which have been highly focused on consumer-based vehicles. In 2022, the shift in consumer behavior continued, placing an increased focus on the commercial delivery space. To date, plans have primarily been focused on lighter and smaller last mile vehicles, such as Ford with their Transit Connect and larger Transit models, and General Motors with their recent unveiling of the Brightdrop company and EV600 product. All of these vehicles have 600 cubic foot or less of cargo capacity. In contrast, Workhorse is focused on the 650 - 1200 cubic foot category. Our market research and direct customer engagements have helped us provide value to some of the largest and most efficient last mile delivery companies in North America, through deployment of our E-Series, which was produced until 2018. Current competition in this segment from traditional chassis manufacturers include a recently released EV strip chassis product from Freightliner Custom Chassis, integrated with components from third party suppliers.

Non-Traditional OEMs

As the rapid global shift towards home delivery continues, many companies are seeking to provide delivery solutions aimed at a sub-600 cubic foot cargo area. It is our expectation that these non-traditional OEMs will compete head-to-head with the likes of GM, Daimler and Ford . We believe one of the main reasons for this race towards smaller vehicles is to provide a sub-10,000 pound gross vehicle weight (“GVW”) offering, as vehicles above 10,000 pound GVW require a more expensive, commercially licensed and trained driver pool.

Supply Chain

We continue to develop relationships with suppliers of key parts, components and raw materials to be used in the manufacture of our products such as batteries, electronics, and vehicle chassis that are sourced from suppliers across the world. As we continue to execute on our new vehicle platforms, we will continue to identify supplier relationship and vehicle platform synergies which may allow us to take advantage of pricing efficiencies from economies of scale. Where available, we will utilize multiple supply sources for key parts, and we work to qualify multiple supply sources to allow us to take advantage of pricing efficiencies and minimize potential production risks related to supply chain.

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

Workhorse is applying for FAA Type Certification for its small UAS. We believe it is important to achieve FAA certification of our products. Though we believe our design and execution comply with FAA requirements for certification, should we or the FAA determine either a safety defect or noncompliance exist with respect to our aircraft or its systems, it could add substantially to the time and expense of certification. Should the FAA change its rules for either certification or operations, it could render our designs non-competitive in the marketplace.

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

We are investing to make our facilities more efficient and sustainably designed and are also driving a continuous safety mindset by focusing on worker engagement. In addition, we are focused on reducing the carbon footprint throughout our supply chain. We are committed to sourcing responsibly produced materials from suppliers who have social, environmental and sustainability best practices in their own operations.

Finally, we believe that sound corporate governance is essential to helping us achieve our goal, including with respect to ESG. We continue to evolve a governance framework that exercises appropriate oversight of responsibilities at all levels throughout the company. During 2022, we established our first ESG Committee, made up of leaders from across our company, and they began regular presentations on our related initiatives to our Board of Directors, which guides our ESG impacts, initiatives and priorities.

Human Capital

As of December 31, 2022, our full-time headcount for our employees was 331. None of our U.S. employees are represented by a labor organization or are party to any collective bargaining arrangement. We have never experienced a strike or similar work stoppage, and we consider our relations with our employees to be good.

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

Governance. Our Board of Directors and its committees provide important oversight on certain human capital matters. The Human Capital Management and Compensation Committee maintains responsibility to review, discuss and set strategic direction for various people-related business strategies, including compensation and benefit programs. Our collective recommendations to the Board of Directors and its committees are how we proactively manage our human capital and care for our employees in a manner that aligns with our core values.

Our management team administers all employment matters, such as recruiting and hiring, onboarding and training, compensation and rewards, performance management and professional development. We continuously evaluate and enhance our internal policies, process and practices to increase employee engagement and productivity.

We have an employee hotline, providing our employees an opportunity to report matters such as safety concerns, fraud or other misconduct. All reported matters are reviewed in accordance with established protocols by our Legal, Human Resources and Internal Audit departments, who monitor the remediation and disposition of any reported matters.

Support Employee Well-being and Engagement. We support the overall well-being of our employees from a physical, emotional, financial, and social perspective. Our well-being program includes a long-standing practice of flexible paid time off, life planning benefits, wellness platforms and employee assistance programs.

Offer Competitive Compensation and Benefits. We strive to ensure that our employees receive competitive and fair compensation and innovative benefits offerings, tying incentive compensation to both business and individual performance, offering competitive maternal/paternal leave policies and providing meaningful retirement and health benefits.

Promote Sense of Belonging through Diversity and Inclusion Initiatives. We promote an inclusive and diverse workplace, where all individuals are respected and feel they belong regardless of their age, race, national origin, gender, religion, disability, sexual orientation, or gender identity.

Provide Programs for Employee Recognition. We also offer rewards and recognition programs to our employees, including awards to recognize employees who best exemplify our values and spot awards to recognize employee contributions. We believe that these recognition programs help drive strong employee performance and retention. We conduct annual employee performance reviews, where each employee is evaluated by their personal manager and also conducts a self-assessment, a process which empowers our employees. Employee performance is assessed based on a variety of key performance metrics, including the achievement of objectives specific to the employee’s department or role.

Create Opportunities for Growth and Development. We focus on creating opportunities for employee growth, development, training, and education, including opportunities to cultivate talent and identify candidates for new roles from within the Company and management and leadership development programs.

ITEM 1A. RISK FACTORS

Operational Risks

We will elect to raise additional financing in 2023 and beyond, and such financing may not be available to us on acceptable terms or at all.

Although we believe we have sufficient capital resources and capital availability to meet our needs for the remainder of 2023, we expect that we will not be able to maintain the levels of capital and operating expenditures necessary to perform our current business plan, including the development of our W56 and WNext truck chassis platforms unless we generate additional cash from operations or obtain additional financing. In light of our operating history and the expected schedule for bringing our W56 and WNext platforms to market, we expect that it will be necessary to obtain additional financing, through our At-the-Market offering program. We cannot be certain that additional financing will be available to us on favorable terms when required, or at all. Recent turmoil in the capital markets, including the tightening of credit and rise of interest rates, may cause us to face higher borrowing costs, less available capital, more stringent terms and tighter covenants. In such circumstances, if we cannot raise additional capital, our financial condition, results of operations, business and prospects could be materially and adversely affected. In addition, if we raise additional capital through issuances of equity, through the ATM or otherwise, our stockholders could experience dilution.

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

We cannot assure you that we will be successful in executing our business plan, which envisions the development of two new truck chassis platforms for production in 2023 and 2025 and the continued provision of a new delivery van to customers which commenced in late 2022. Our failure to execute our business plan would have a material adverse effect on the Company’s business, financial position, results of operations, cash flows and liquidity.

We have developed a revised strategic product roadmap for our electric vehicle delivery offerings. This roadmap contemplates the development of two new truck chassis platforms, the W56 and WNext, which are targeted for production in 2023 and 2025, respectively. Product development involves numerous risks and uncertainties. We cannot assure you that we will be able to develop these new truck platforms on a timely basis or at all or that, if developed, these new truck platforms will meet applicable regulatory requirements (including Federal Motor Vehicle Safety Standards). Also, in order to accelerate time-to-market for customers seeking delivery of electric vehicles during 2022 and early 2023, in 2022, we announced a strategic supply agreement with GreenPower pursuant to which we offer our customers a Class 4 delivery van. We began accepting deliveries of the base vehicles from GreenPower in July 2022 and in September 2022 began executing on the exclusive rights to sell the vehicles under the Workhorse brand and with Workhorse after sales and support service in the United States and Canada. Even if we are able to make new truck platforms that meet regulatory requirements and offer the Class 4 delivery van, we may be unable to launch and ramp up production as necessary, we may experience unexpected costs, delays or service burdens, we may be unable to deliver such vehicles on an economical basis and our customers may not find our vehicles are acceptable for their use. Any of the foregoing would have a material adverse effect on our business, financial position, results of operations, cash flows and liquidity.

We may experience delays in launching and ramping up production or we may be unable to control our manufacturing costs.

We have previously experienced and may in the future experience launch and production ramp-up delays. In addition, we may introduce in the future new or unique manufacturing processes and design features for our products including enhancements under development relating to production assembly efficiency, material component availability, cost reduction and customer feedback. There is no guarantee we will be able to successfully and timely introduce and scale such processes or features. We have relatively limited experience to date in manufacturing electric vehicles at high volumes. To be successful, we will need to implement, maintain, and ramp-up efficient and cost-effective manufacturing capabilities, processes and supply chains and achieve the design tolerances, high quality and output rates planned at our Union City manufacturing facility. We also need to hire, train, and compensate skilled employees for operations. Bottlenecks and other unexpected challenges such as those experienced in the past may arise during our production ramps, and we must address them promptly while continuing to improve manufacturing processes and reducing costs. If we are not successful in achieving these goals, we could face delays in establishing and/or sustaining our vehicle production ramp-ups or be unable to meet our related cost and profitability targets. Any delay or other complication in ramping up the production of our current products or the development, manufacture, launch and production ramp-ups of our future products, features and services, or in doing so cost-effectively and with high quality, may harm our brand, business, prospects, financial condition, and operating results.

Our results of operations have not resulted in profitability and we may not be able to achieve profitability going forward.

We had an accumulated deficit of $627.6 million as of December 31, 2022. Except for the year ended December 31, 2020, we have had net losses every year since our inception. We will continue to incur net losses in 2023. We may incur significant losses in the future for a number of reasons, including the other risks described in “Risk Factors”, and we may encounter unforeseen expenses, difficulties, complications, delays and other unknown events. Accordingly, we may not be able to achieve or maintain profitability. Our management is developing plans to alleviate the negative trends and conditions described above and there is no guarantee such plans will be successfully implemented. Our business plan is focused on providing sustainable and cost-effective solutions to the commercial transportation sector but is still unproven. There is no assurance that even if we successfully implement our business plan, we will be able to curtail our losses or ever achieve profitable operations. If we incur additional significant operating losses, our stock price may significantly decline.

We have yet to achieve positive cash flow and, given our projected funding needs, our ability to generate positive cash flow is uncertain.

We had negative cash flow from operating activities of $93.8 million and $132.6 million for the years ended December 31, 2022 and 2021, respectively. We may continue to have negative cash flow from operating and investing activities for 2023 as we expect to incur research and development, sales and marketing, and general and administrative expenses and make capital expenditures in our efforts to increase sales and ramp up operations at our Union City, Indiana and Mason, Ohio facilities. Our business also will at times require significant amounts of working capital to support our growth of additional platforms. An inability to generate positive cash flow for the near term may adversely affect our ability to raise needed capital for our business on reasonable terms, diminish supplier or customer willingness to enter into transactions with us, and have other adverse effects that may decrease our long-term viability. There can be no assurance the Company will achieve positive cash flow in the near future or at all.

If our vehicles fail to perform as expected, our ability to develop, market and sell our electric vehicles could be harmed.

If our vehicles were to contain design or manufacturing defects that cause them not to perform as expected or that require repair, our ability to develop, market and sell our vehicles could be harmed. We currently have a limited frame of reference by which to evaluate the long-term quality, reliability and performance characteristics of our trucks, battery packs and other products, particularly our new chassis platforms, the W4 CC, W750, W56 and WNext. There can be no assurance that we will be able to detect and repair any defects in our products before commencing the sale of our vehicles.

In addition, the performance specifications of our vehicles may vary from our current estimates and could change over time and from vehicle to vehicle based on a number of factors, including the manner in which the vehicle is used or maintained, driving conditions and weather and other environmental conditions where the vehicle is used. While we perform extensive internal testing on our vehicles, we currently have a limited frame of reference by which to evaluate detailed long-term quality, reliability, durability and performance characteristics of our battery packs, powertrains and vehicles. There can be no assurance that any of our products will perform in accordance with our published specifications, consistently or at all.

We currently have a limited number of customers and prospective customers, we do not have long-term agreements with existing customers, and we expect that a significant portion of our future sales will be from a limited number of customers. The loss of any of these customers could materially harm our business.

A significant portion of our projected future revenue is expected to be generated from a limited number of dealers and fleet customers. Additionally, much of our business model is focused on building relationships with a few large dealers and fleet customers. Currently, we have no contracts with customers that include long-term commitments or minimum volumes to ensure future sales of vehicles. As such, a customer may take actions that negatively affect us for reasons we cannot anticipate or control, such as a customer’s financial condition, changes in the customer’s business strategy or operations, or the perceived performance or cost-effectiveness of our vehicles. In addition, as described above, we may not be able to meet customer requirements with the new truck chassis platforms we are developing and plan to offer to them. The loss of or a reduction in sales or anticipated sales to our most significant customers would have a material adverse effect on our business, prospects, financial condition and operating results.

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

See Note 17, Commitment and Contingencies, to the Consolidated Financial Statements included in this Annual Report on Form 10-K.

We may incur costs, expenses and penalties related to regulatory matters, governmental investigations, legal proceedings and other claims, which could have a material adverse effect on the Company's business, financial position, results of operations, cash flows or liquidity.

We are subject to extensive government regulations. Federal, state and local laws and regulations may change from time to time and our compliance with new or amended laws and regulations in the future may materially increase our costs and could adversely affect our results of operations and competitive position. In addition, violations of the laws and regulations to which we are subject could result in civil and criminal fines, penalties and sanctions against us, our officers or our employees, as well as prohibitions on the conduct of our business, and could also materially affect our reputation, business and results of operations. See Note 17, Commitment and Contingencies, to the Consolidated Financial Statements included in this Annual Report on Form 10-K.

As described in Note 17, Commitments and Contingencies, to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K, we are party to class action litigation alleging violation of the securities laws. On October 24, 2022, we entered into a binding term sheet to resolve this litigation as well as related shareholders derivative litigation. On January 13, 2023, the parties executed a Stipulation of Settlement setting forth the terms of the settlement of the class action and resolution of all claims. Under these terms, we will pay $15 million in cash, which will be funded fully by proceeds of available insurance, and issue shares of our stock with a value of $20 million. On February 14, 2023, the Court granted preliminary approval of the settlement and set the final approval hearing for July 24, 2023. The settlement is subject to approval by the Court and there can be no assurance that the settlement will be approved on those terms or at all. If the settlement is not approved, we cannot assure you the ultimate resolution of these claims will not have a material adverse effect on our business, financial position, results of operations, cash flows or liquidity.

Any of the foregoing factors could cause the price of the Company’s equity securities to decline, thereby exposing the Company to new securities class action and/or shareholder derivative litigation. New securities class action and/or shareholder derivative suits against us and/or our officers and directors could result in substantial additional costs to the Company and divert our management’s time and attention, which would otherwise be used to benefit our business.

Pandemics, epidemics, disease outbreaks and other public health crises, such as the COVID-19 pandemic, have disrupted our business and operations, and future public health crises could materially adversely impact our business, financial condition, liquidity and results of operations.

Pandemics, epidemics, or disease outbreaks in the U.S. or globally, including the COVID-19 pandemic, have disrupted, and may in the future, disrupt our business, which could materially affect our financial condition, liquidity, and results of operations as well as future expectations. Any such events may adversely impact our global supply chain in the U.S., China and elsewhere. In particular, we could experience among other things: (1) continued or additional global supply disruptions, including with our third-party manufacturers, upon whom we rely to provide certain parts incorporated into our vehicles; (2) labor disruptions; (3) an inability to manufacture our vehicles; (4) an inability to sell to our customers; (5) a decline in customer demand during and following any pandemic; (6) an impaired ability to access credit and capital markets. Any new pandemic or other public health crises, or future public health crises, could have a material impact on our business, financial condition and results of operations going forward.

Our limited operating history makes it difficult for us to evaluate our future business prospects and make decisions based on those estimates of our future performance.

As we begin to implement and ramp up our manufacturing capabilities, it is difficult, if not impossible, to forecast our future results based upon our historical data. Because of the uncertainties related to our lack of historical operations in a highly regulated and rapidly evolving industry, we may be hindered in our ability to anticipate and adapt to increases or decreases in revenues or expenses. If we make poor budgetary decisions as a result of limited historical data, we could be less profitable or incur losses.

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

Our growth is dependent upon the adoption of electric vehicles by operators of commercial vehicle fleets and on our ability to produce, sell and service vehicles that meet their needs. The entry of commercial electric vehicles into the medium-duty commercial vehicle market is a relatively new development, particularly in the United States, and is characterized by rapidly changing technologies and evolving government regulation, industry standards and customer views of the merits of using electric vehicles in their businesses. This process has been slow as without including the impact of government or other subsidies and incentives, the purchase prices for our commercial electric vehicles currently is higher than the purchase prices for diesel-fueled vehicles. Our growth has also been negatively impacted by the relatively low price of oil in previous years.

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

We are assembling our vehicles at our Union City facility which has been acceptable for our historical orders. To satisfy increased demand, we will need to quickly scale operations in our Union City facility as well as scale our supply chain including access to batteries. Such a substantial and rapid increase in operations may strain our management capabilities. Our business, financial position, results of operations, cash flows and liquidity could be adversely affected if we experience disruptions in our supply chain, if we cannot obtain materials of sufficient quality at reasonable prices or if we are unable to scale our Union City facility.

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

Companies currently competing in the fleet logistics market offering alternative fuel medium-duty trucks include General Motors, Ford Motor Company and Freightliner. There are also a number of new, well capitalized entrants into the market place. Ford and Freightliner are currently selling alternative fuel fleet vehicles including hybrids and General Motors' subsidiary Brightdrop has recently brought a medium duty electric delivery van to market. General Motors, Ford and Freightliner have substantially more financial resources, established market positions, long-standing relationships with customers and dealers, and have more significant name recognition, technical, marketing, sales, financial and other resources than we do. Although we believe that HorseFly, our unmanned aerial system (“UAS”), is unique in the marketplace in that it currently does not have any competitors when it comes to a UAS that works in combination with a truck, there are better-financed competitors in this emerging industry, including Google and Amazon. These competitors have significantly more financial resources, established market positions, long-standing relationships with customers, more significant name recognition and a larger scope of resources including technical, marketing and sales than we do.

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

Furthermore, due to the COVID-19 pandemic and increased demand for consumer products, a global shortage of microchips has been reported since early 2021, and the impact to us is yet unknown. As a result, our ability to source semiconductor chips may be adversely affected. Impacts of the shortage may result in increased delivery lead times, delays in the production of our vehicles, and increased costs to source available semiconductor chips.

Product liability or other claims could have a material adverse effect on our business.

The risk of product liability claims, product recalls, and associated adverse publicity is inherent in the manufacturing, marketing, and sale of electric vehicles. Although we have product liability insurance for certain of our consumer and commercial products, that insurance may be inadequate to cover all potential product claims. Any product recall or lawsuit seeking significant monetary damages either in excess of our coverage, or outside of our coverage, may have a material adverse effect on our business and financial condition. We may not be able to secure additional product liability insurance coverage on acceptable terms or at reasonable costs when needed. A successful product liability claim against us could require us to pay a substantial monetary award. Moreover, a product recall, such as the one initiated by the Company in 2021, could generate substantial negative publicity about our products and business and inhibit or prevent commercialization of other future product candidates. We cannot provide assurance such claims and/or recalls will not be made in the future.

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

An inability to successfully manage the implementation of our new commercial enterprise resource planning (ERP) system could adversely affect our operations and operating results.

We are in the process of implementing a new commercial ERP system. This system will replace many of our existing operating and financial systems. The implementation is a major undertaking, both financially and from a management and personnel perspective. Any disruptions, delays or deficiencies in the design and implementation of our new ERP system could adversely affect our ability to process orders, ship products, provide services and customer support, send invoices and track payments, fulfill contractual obligations or otherwise operate our business.

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

The battery packs in our electric vehicles use lithium-ion cells, which have been used for years in laptop computers and cell phones. On occasion, if not appropriately managed or subjected to environmental stresses, lithium-ion cells can rapidly release the energy they contain by venting smoke and flames in a manner that can ignite nearby materials. Highly publicized incidents of electric vehicles, laptop computers and cell phones bursting into flames have focused consumer attention on the safety of these cells. These events also have raised questions about the suitability of these lithium-ion cells for automotive applications. There can be no assurance that a field failure of our battery packs will not occur, which would damage the vehicle or lead to personal injury or death and may subject us to lawsuits. Furthermore, there is some risk of electrocution if individuals who attempt to repair battery packs on our vehicles do not follow applicable maintenance and repair protocols. Any such damage or injury would likely lead to adverse publicity and potentially a safety recall. Any such adverse publicity related to the suitability of lithium-ion cells for automotive applications, the social and environmental impacts of mineral mining or procurement associated with the constituents of lithium-ion cells, or any future incident involving lithium-ion cells, such as a vehicle or other fire could adversely affect our reputation, business, prospects, financial condition and operating results.

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

We face risks associated with security breaches through cyber-attacks, cyber intrusions, or otherwise, which could pose a risk to our systems, networks and services.

We face risks associated with cyber-attacks, including hacking, viruses, malware, denial of service attacks, ransomware or other data security breaches. The risk of a security breach or disruption, particularly through cyber-attacks or cyber intrusion, including by computer hackers, foreign governments and cyber terrorists, has generally increased as the number, intensity, and sophistication of attempted attacks and intrusions around the world have increased. Our business requires the continued operation of information systems and network infrastructure. In the event of a cyber-attack that we were unable to defend against or mitigate, we could have our operations and the operations of our customers and others disrupted. We could also have our financial and other information systems and network infrastructure impaired, property damaged and customer and employee information stolen; experience substantial loss of revenues, response costs and other financial loss; and be subject to increased regulation, litigation, penalties and damage to their reputation. While we maintain cyber insurance providing coverages, such insurance may not cover all costs associated with the consequences of personal and confidential proprietary information being compromised. A security breach or other significant disruption involving computer networks and related systems could cause substantial costs and other negative effects, including litigation, remediation costs, costs to deploy additional protection strategies, compromising of confidential information, and reputational damage adversely affecting investor confidence. As a result, in the event of a material cyber security breach, our results of operations could be materially, adversely affected.

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

As permitted by Nevada law, our certificate of incorporation limits the liability of our directors and officers for monetary damages for breach of a director’s or officer’s fiduciary duty except for liability in certain instances. As a result of our charter provision and Nevada law, stockholders may have limited rights to recover against directors or officers for breach of fiduciary duty. In addition, our certificate of incorporation provides that we shall indemnify our directors and officers to the fullest extent permitted by law.

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2. PROPERTIES

We operate facilities in Ohio, Indiana and Michigan. Our corporate headquarters and research and development facility is located in Greater Cincinnati area in Ohio and our primary manufacturing facility is located in Union City, Indiana. We also operate an engineering and technical design center in Wixom, Michigan and an engineering, technical design and production facility for our drone systems in Mason, Ohio.
We believe our facilities are in good operating condition and that our facilities are adequate for all present and near term uses.
ITEM 3. LEGAL PROCEEDINGS

For a description of certain material legal proceedings, please see Note 17, Commitments and Contingencies, to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K. See also Management's Discussion and Analysis of Financial Condition and Results of Operations - Overview for a discussion of certain regulatory matters.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
Our common stock is traded on the NASDAQ Capital Market under the symbol “WKHS”.
Holders of our Common Stock
As of February 1, 2023, we had approximately 200 shareholders of record. This does not include persons whose stock is in nominee or "street name" accounts through banks, brokers and other financial institutions.
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
The following graph shows a comparison, from January 1, 2017 through December 31, 2022, of the cumulative total return on our common stock, The NASDAQ Composite Index and a peer group of companies determined by us. Such returns are based on historical results and are not intended to suggest future performance. Data for The NASDAQ Composite Index and the peer group companies assumes an investment of $100 on January 1, 2017 and reinvestment of dividends. We have never declared or paid cash dividends on our common stock nor do we anticipate paying any such cash dividends in the foreseeable future.

Comparison of 5 Year Cumulative Total Return
Assumes Initial Investment of $100
December 2022
1000.00
800.00
600.00
400.00
200.00
0.00
2017
2018
2019
2020
2021
2022
Workhorse Group Inc.
NASDAQ Composite-Total Return
Peer Group

We do not believe there is a single published industry or line of business index that is appropriate for comparing stockholder returns. As a result, we have selected a peer group comprised of companies that compete with us directly or indirectly in the electric vehicle OEM market. Our current peer group, reference in the graph above, consists of Arrival Ltd., Canoo Inc., Fisker Inc., Lightning eMotors, Inc., The Lion Electric Company, Lordstown Motors Corp., Nikola Corporation, Proterra Inc., REE Automotive Ltd., The Shyft Group, Inc., and XL Fleet Corp.

Recent Sales of Unregistered Securities and Use of Proceeds

During the quarter ended December 31, 2022, the Company issued 244,035 shares of its common stock to Mitsubishi as payment for services rendered in connection with the Stables & Stalls program, relying on the exemption set forth under Section 4(a)(2) of the Securities Act.
Purchases of Equity Securities by the Issuer

During the quarter ended December 31, 2022, no shares of our common stock were repurchased by the Company.
ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the consolidated financial statements and the related notes included elsewhere in this Annual Report on Form 10-K. For discussion related to changes in financial condition and the results of operations for fiscal year 2020-related items, refer to Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for fiscal year 2021, which was filed with the Securities and Exchange Commission on March 1, 2022.
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

During 2022, we were focused on our goals of increasing our vehicle production and capacity, increasing the affordability of our vehicles, and developing and introducing our next generation of products. We continue to focus on product quality, manufacturing capacity and operational planning, and engineering and design to enable increased deliveries and deployments of our products and future revenue growth. During the period, we began executing our revised strategic product roadmap for our electric vehicle delivery offerings. The foundation of this plan is the development of two new truck chassis platforms, the W56 and the WNext.

We continue to seek opportunities to grow the business organically, and by expanding relationships with existing and new customers. We believe we are well positioned to take advantage of long-term opportunities and continue our efforts to bring product innovations to-market.

Management Opportunities, Challenges and Risks and 2023 Outlook

Commercial Vehicles

Product Roadmap

Workhorse started executing its revised strategic product roadmap for our electric vehicle delivery offerings by laying the foundation of this plan through the development of two new truck chassis platforms, the W56 and WNext. The W56, based on long-standing Company know-how in the Class 5 and 6 truck chassis market, is expected to begin production in 2023. The WNext platform will be our second generation, low floor, advanced content offering and is expected to begin production in 2025.

During 2022, we began producing and selling the W4 CC, a Class 4 vehicle, under the Workhorse brand and with Workhorse after sales and support service, providing us with an accelerated time-to-market for customers seeking delivery of electric vehicles. We also made significant progress on the step van version, known as the W750, which will have approximately 750 cubic foot capacity and will feature up to 150 miles of all-electric range, with a payload capacity of five thousand pounds. We expect the first deliveries of the W750 will occur later in 2023.

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

Our patented flight control system is a custom HorseFly user control center. We built this technology to allow users a variety of planning, control and monitoring options, including monitoring locations of the truck, package and drone, and real-time onboard video of the HorseFly drone systems.

During 2022, we began executing on a pilot program with the U.S. Department of Agriculture’s Natural Resources Conservation Service (“NRCS”) to demonstrate our ability to provide small UAS as a service to support NRCS efforts in Mississippi. As part of the pilot program, we offer small UAS services, including monitoring via drone, data procurement and analytics. Automating the daily audits with the small UAS allows the NRCS to expedite information delivery, increase safety for auditors on the ground, be more cost-effective, increase fidelity of the data gathered, and ultimately create a more efficient procedure. The first phase of the program involved the Company collaborating with NRCS agents to gain a field-level understanding of the program’s deliverables before implementing it’s UAS technology to gather actionable data and insights.

2022 Highlights

Discontinuation of C1000 Program

During the fourth quarter of 2022, we announced our decision to discontinue the C1000 vehicle platform as the Company determined its resources were best allocated on the development and production of its next platforms of vehicles, including the W4 CC, W750, W56 and WNext platforms.

In connection with the program discontinuation, we recorded a $19.5 million impairment reserve during the period related to the program for excess or obsolete inventories related to the vehicle platform to bring the net balance of the C1000 inventory to zero as of December 31, 2022. The total inventory reserve as of December 31, 2022 was $59.2 million, as compared to $77.0 as of December 31, 2021.

We also continued to carry a $22.2 million reserve for prepaid purchases related to deposits made on planned future purchases of inventory used in the production of the C1000 vehicle platforms, most of which was related to purchases in 2021 and prior.

Investment in Tropos

The Company has a $10.0 million minority ownership in Tropos as of December 31, 2022. The minority investment was obtained pursuant to the transaction with Tropos as described below.

On August 8, 2022, the Company entered into an Assembly Services Agreement (the “Assembly Agreement”) with Tropos. Under the Assembly Agreement, the Company will provide services at its Union City, Indiana manufacturing facility required to assemble an annual quantity of 2,000 vehicles in 2023, 2,000 vehicles in 2024, and 250 vehicles in 2025 for a total of 4,250 vehicles during the term of the agreement. In exchange for the assembly services, the Company will receive a service fee from Tropos.

On August 23, 2022, the Company entered into a Preferred Stock Purchase Agreement (the “Stock Purchase Agreement”) with Tropos. Under the Stock Purchase Agreement, the Company received 605,811 shares of Series B Preferred Stock in Tropos with an option to purchase an additional 424,068 shares of Series B Preferred Stock in exchange for a cash payment of $5.0 million, and a $5.0 million contribution of non-cash consideration representing a deposit from Tropos for future assembly services. See Note 5, Revenue, of the Consolidated Financial Statements for treatment of the $5.0 million of non-cash consideration received in 2022.

The Company utilized the measurement alternative allowed under GAAP to record the investment of the Series B Preferred Stock at cost, less any impairment. The Company recorded a $10.0 million investment in Tropos in the Consolidated Balance Sheet as of December 31, 2022.

Stables & Stalls

During July 2022, we entered into an Asset Purchase Agreement ("APA") with ESG Logistics Corp. (“ESG Corp.”), a provider of package pickup and delivery services. ESG Corp. was party to an agreement with FedEx Package System, Inc. (“FXG”) under which ESG Corp. provided services to FXG on an exclusive basis in its business segments known as FedEx delivery throughout a geographic territory consisting of certain ZIP codes located in the Cincinnati, Ohio metropolitan area. Under the APA, we purchased substantially all of the assets relating to ESG's business, including ESG's rights and interests under the FXG agreement, motor vehicles, intellectual property, and other miscellaneous equipment for a purchase price of $0.6 million.

During the third quarter of 2022, we began operating the FedEx delivery route under the FXG agreement using the historical motor vehicles and equipment acquired through the APA. This effort, known as Stables & Stalls, is designed to have the Company experience, firsthand, the challenges facing independent operators executing last mile delivery and to develop the appropriate business model as the contractors’ transition to electric vehicle fleets. As part of this effort, Workhorse is outfitting a fully functional services site, the ‘Stable’, and charging infrastructure, the ‘Stalls’, designed to support small fleet operators as they make the transition to EV’s. We intend to transition the fleet of motor vehicles operating the FedEx delivery route to electric vehicles by the second quarter of 2023.

GreenPower Motor Company Inc. Supply Agreement

In February 2022, we entered into a vehicle Supply Agreement with GreenPower to facilitate the manufacturing and delivery of medium-duty Class 4 step vans into the North American market. Under the Supply Agreement, we will purchase 1,500 base vehicles from GreenPower, and complete the manufacturing process on the base vehicles. We will market two versions of the vehicle, a cab chassis version known as the W4 CC and a complete vehicle with a step van body, known as the W750, to customers in the United States and Canada. The W4 CC will have a payload capacity of 5,000 pounds and the W750 is expected to have a payload capacity of 5,000 pounds. Both the W4 CC and the W750 will feature up to 150 miles of all-electric range. Delivery of base vehicles under the Supply Agreement and production of the W4 CC began in the third quarter of 2022.

Securities Exchange Agreement

In April 2022, we entered into a Securities Exchange Agreement to exchange the remaining $27.5 million in aggregate principal of our convertible notes for 7.8 million shares of our common stock. We recognized a loss of $1.8 million in 2022, which included a $0.4 million adjustment to the fair value of the convertible notes to the value of the shares issued under the exchange and a $1.4 million adjustment related to the realization of the amount previously recognized in Accumulated Other Comprehensive Loss. The total loss was recorded in Interest Expense for the year ended December 31, 2022.

Subsequent to the exchange, we have no convertible notes outstanding, and the indenture and related security agreement under which the 2024 Notes were issued have been terminated.

Securities Litigation Settlement

On October 27, 2022, the Company entered into a binding settlement term sheet to resolve the Securities Class Action litigation as well as the related Shareholder Derivative Litigation. Under the terms of the settlement and in resolution of all claims, Workhorse will pay $15.0 million in cash, which is expected to be funded fully by proceeds of available insurance, and the Company will issue $20 million in Workhorse common stock. The settlement will be subject to final documentation, public notice and approval by the Court. The Company recorded a $15.0 million insurance receivable in Other Receivable and a $35.0 million legal reserve in Accrued Liabilities and Other in the Consolidated Balance Sheet as of December 31, 2022. The Company also recognized a $20.0 million legal expense which was recognized in Selling, General and Administrative of the Consolidated Statements of Operations for the year ended December 31, 2022.

Shareholder Derivative Litigation Settlement

As more fully described in Note 17, Commitments and Contingencies, the Company and the individual defendants entered into a binding term sheet to resolve the Shareholder Derivative Litigation as well as the related Securities Class Action. The settlement will be subject to final documentation, public notice and court approval by the State District Court of Nevada.

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

Inflation. Inflation has significantly risen during 2022, resulting from both supply and demand imbalances as economies continue to recover from the COVID-19 pandemic as well as the impact on the availability and cost of energy and other commodities resulting from Russia's invasion of Ukraine in February 2022, which is ongoing. We are seeing a near-term impact on our business due to inflationary pressure. In an effort to dampen inflationary pressures, central banks have started to raise interest rates which will likely raise the cost of any financing the Company may undertake in the future.

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

COVID-19 Pandemic. We cannot predict the duration or direction of current global trends from the COVID-19 pandemic, the sustained impact of which is largely unknown and has varied across geographic regions. Ultimately, we continue to monitor macroeconomic conditions to remain flexible and to optimize and evolve our business as appropriate, and we will have to accurately project demand and infrastructure requirements globally and deploy our production, workforce and other resources accordingly. For more detailed descriptions of the impact and risks to our business, please see certain risk factors described in Part I, Item 1A, Risk Factors in this Annual Report on Form 10-K.

The following section provides a narrative discussion of our financial condition and results of operations. The comments should be read in conjunction with our Consolidated Financial Statements and related Notes thereto included in Part II of this Annual Report on Form 10-K.

Results of Operations
Our Consolidated Statements of Operations financial information is as follows:

	For the Years Ended December 31,
	2022	2021	2020
Sales, net of returns and allowances	$5,023,072	$(851,922)	$1,392,519
Cost of sales	37,672,308	132,492,110	13,067,108
Gross loss	(32,649,236)	(133,344,032)	(11,674,589)
Operating expenses
Selling, general and administrative	73,220,088	40,160,795	20,157,658
Research and development	23,213,540	11,610,027	9,148,931
Total operating expenses	96,433,628	51,770,822	29,306,589
Loss from operations	(129,082,864)	(185,114,854)	(40,981,178)
Interest expense, net	1,837,882	12,644,164	190,520,337
Other income (loss)	13,646,528	(225,432,884)	323,111,944
(Loss) income before (benefit) provision for income taxes	(117,274,218)	(423,191,902)	91,610,429
(Benefit) provision for income taxes	—	(21,847,089)	21,833,930
Net (loss) income	$(117,274,218)	$(401,344,813)	$69,776,499

Revenue
Sales increased $5.9 million in the year ended December 31, 2022 as compared to the year ended December 31, 2021, primarily due to an increase in sales volume in 2022 compared to sales returns and allowances recorded in 2021 in connection with the recall of our C1000 vehicles announced in the third quarter of 2021.
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
Cost of sales decreased $94.8 million in the year ended December 31, 2022 as compared to the year ended December 31, 2021. The decrease was primarily due to the shift in production to new vehicle platforms at lower volumes compared to the C1000 vehicle platform in production in 2021. The Company recognized a $19.5 million increase in the inventory reserve and prepaid purchases reserve in 2022 associated with this vehicle platform, compared to a $105.7 million reserve initially recognized in 2021.
Additionally, consulting costs decreased approximately $1.6 million while manufacturing overhead decreased $0.6 million, attributable to a decrease in volume of vehicles produced during the period related to our decision to transition to new vehicle platforms paired with the Company's decision to move to a lower production of the C-Series electric delivery truck prior to discontinuing the program in December 2022.
Selling, General and Administrative Expenses
Selling, general and administrative (“SG&A”) expenses generally consist of personnel and facilities costs related to our sales, marketing, executive, finance, human resources, information technology and legal organizations as well as fees for professional and contract services and litigation settlements.
SG&A expenses increased $33.1 million in the year ended December 31, 2022 as compared to the year ended December 31, 2021. The increase was driven by a $23.9 million increase in legal & professional expenses, attributable to the securities and shareholder derivative litigation. The increase was also attributable to an increase of $11.1 million in employee and related benefit expenses, including stock compensation, due to increased headcount including the new executive leadership team.

Additionally, there was a $1.9 million increase in corporate insurance premiums, $1.0 million of information technology costs, and $0.7 million of travel and entertainment costs, partially offset by a $3.1 million reduction in consulting costs.
Research and Development Expenses
Research and development (“R&D”) expenses consist primarily of personnel costs for our teams in engineering and research, manufacturing engineering and manufacturing test organizations, prototyping expense, and contract and professional services.
R&D expenses increased $11.6 million in the year ended December 31, 2022 as compared to the year ended December 31, 2021. The increase was primarily due to a $6.1 million increase in employee and benefit related expenses related to an increase in headcount, a $2.4 million increase in prototype components and a $2.2 million increase in consulting fees to support our expanding product roadmap such as the new W56 and WNext truck chassis platforms and continuing development of our HorseFly and HALO UAVs.
Other Income (Loss)
Other income (loss) in 2022 consisted primarily of gains from the sale of scrap inventory related to obsolete C1000 vehicle parts, resulting in a gain on sale of $13.6 million, net of $0.5 million of selling costs. During the year ended December 31, 2021, we recognized a loss of $225.4 million, primarily attributable to unfavorable changes in fair value and sale of our Investment in LMC, which was sold during the third quarter of 2021.
Interest Expense, Net
Interest expense, net consisted of the following:

	For the Years Ended December 31,
	2022	2021	2020
Change in fair value of convertible notes and loss on exchange for common stock	$367,357	$7,324,035	$160,749,118
Contractual interest expense	332,707	6,737,902	4,832,128
(Gain) on extinguishment of debt	—	(1,411,000)	—
Other	(264,682)	(6,772)	355,096
Realization of accumulated other comprehensive loss	1,402,500	—	—
Change in fair value of warrant liability	—	—	12,176,690
Amortization of discount and debt issuance costs	—	—	7,696,671
Loss on extinguishment of mandatorily redeemable Series B preferred stock	—	—	4,710,634
Total interest expense, net	$1,837,882	$12,644,165	$190,520,337

Interest expense, net decreased $10.8 million in the year ended December 31, 2022 as compared to the year ended December 31, 2021, primarily due to a reduction of $7.0 million related to fair value adjustments and losses on conversion of our convertible notes and a $6.4 million reduction in contractual interest expense partially offset by $0.3 million of interest income in 2022 and a nonrecurring gain of $1.4 million on the forgiveness of our prior PPP Term Note during the year ended December 31, 2021.
Provision for Income Tax

For the years ended December 31, 2022 and 2021, the Company has taxable losses and therefore no provision for income tax has been recorded.

Liquidity and Capital Resources
From inception, we have financed our operations primarily through sales of equity securities and issuance of debt. We have utilized this capital for research and development and to fund designing, building and delivering vehicles to customers and for working capital purposes.
We had $5.0 million of revenues for the period ended December 31, 2022. As of December 31, 2022, the Company had $99.3 million in cash and cash equivalents, positive working capital of $74.9 million, accumulated deficit of $627.6 million, and during the year ended December 31, 2022 incurred a loss from operations of $117.3 million and used $93.8 million of cash in operating activities. As the Company has made significant progress executing on its revised strategic product roadmap for our electric vehicle delivery offerings, we expect to generate additional sales revenue within the next twelve months which will help support our operations. Additionally, Management plans to reduce its discretionary spend related to non-contracted capital expenditures and other expenses, if necessary. However, if the expected sales are not generated and Management is not able to control capital expenditures and other expenses, we will continue to incur substantial operating losses and negative cash flows from operations. There can be no assurance that the Company will be successful in implementing its plans or acquiring additional funding, that the Company’s projections of its future working capital needs will prove accurate, or that any additional funding would be sufficient to continue operations in future years.

Our annual cash burn has decreased compared to prior periods, which we expect to continue in the year ending December 31, 2023, despite increased working capital requirements and research and development activities.

We will be primarily reliant upon a private or public placement of our equity securities, including the At-the-Market Program, for which there can be no assurance we will be successful in such efforts. If we are unable to maintain sufficient financial resources, our business, financial condition and results of operations, as well as our ability to continue to develop, produce and market our new vehicle platforms, will be materially and adversely affected. This could affect future vehicle program production and sales. Failure to obtain additional equity financing will have a material, adverse impact on the Company’s business operations. There can be no assurance that we will be able to obtain the financing needed to achieve our goals on acceptable terms or at all. Additionally, any equity financings would likely have a dilutive effect on the holdings of the Company’s existing stockholders.
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
We currently expect our capital expenditures to upgrade our facilities in Indiana, Ohio and Michigan to be between $15.0 and $25.0 million in 2023.
Sources and Condition of Liquidity
With the exception of contingent and royalty payments that we may receive under our existing agreements, we do not currently have any committed future funding. To the extent we raise additional capital by issuing equity securities, our stockholders could at that time experience substantial dilution. Any debt financing that we can obtain may involve operating covenants that restrict our business.
Our future funding requirements will depend upon many factors, including, but not limited to:
•our ability to acquire or license other technologies that we may seek to pursue;
•our ability to manage our growth;
•competing technological and market developments;
•the costs and timing of obtaining, enforcing and defending our patent and other intellectual property rights; and
•expenses associated with any litigation or regulatory proceedings.
For the years ended December 31, 2022 and 2021, we maintained an investment in a bank money market fund and a cash investment account. Cash in excess of immediate requirements is invested with regard to liquidity and capital preservation. Wherever possible, we seek to minimize the potential effects of concentration and degrees of risk. We will continue to monitor the impact of the changes in the conditions of the credit and financial markets to our investment portfolio and assess if future changes in our investment strategy are necessary.
On March 10, 2022, we entered into an At-the-Market Sales Agreement, which established an at-the-market equity program (the “ATM Program”). Under the ATM Program, we may offer and sell shares of our common stock having an aggregate sales price of up to $175.0 million, in amounts and at times determined by management. During the year ended December 31, 2022, we issued 4.9 million shares under the ATM Program for net proceeds of $12.9 million, leaving shares of common stock having an aggregate offering price of up to $162.1 million available for issuance under the ATM Program.
Summary of Cash Flows

	For the Years Ended December 31,
	2022	2021	2020
Net cash used in operating activities	$(93,818,664)	$(132,577,103)	$(70,278,949)
Net cash (used in) provided by investing activities	(20,019,519)	99,812,549	(5,728,130)
Net cash provided by (used in) financing activities	11,467,090	(6,817,119)	292,367,730

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
During the years ended December 31, 2022 and 2021, net cash used in operating activities was $93.8 million and $132.6 million, respectively. The decrease in net cash used in operations in 2022 as compared to 2021 was primarily attributable to a decrease in inventory build and labor related costs related to our transition to new vehicle platforms which were at lower volumes when compared to the production, inventory build and employee and labor related costs of the C1000 program in 2021.
Cash Flows from Investing Activities
During the years ended December 31, 2022, net cash used in investing activities was $20.0 million compared to net cash provided of $99.8 million in 2021. The net cash used in investing activities was primarily attributable to spend related to our capital expenditures and investment in Tropos.
Cash Flows from Financing Activities
During the year ended December 31, 2022, net cash provided by financing activities was $11.5 million compared to net cash used of $6.8 million in 2021. Net cash provided by financing activities in 2022 was primarily attributable to the issuance of common stock under our ATM Program which provided net proceeds of approximately $12.9 million, compared to $4.4 million used in 2021 for the exercise of stock options and warrants.
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
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. Some of the securities in which we invest may have market risk. This means that a change in prevailing interest rates may cause the fair value amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing interest rate later rises, the market value amount of our investment will decline. To minimize this risk, we maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including money market funds and government and non-government debt securities and the maturities of each of these instruments is less than one year. In 2022, we maintained an investment portfolio primarily in money market funds. Due to the primarily short-term nature and low interest rate yields of these investments, we believe we do not have a material exposure to interest rate risk and market risk arising from our investments. Therefore, no quantitative tabular disclosure is provided.
We transact business primarily in the United States. Accordingly, we have not had any significant exposure to foreign currency rate fluctuations.
For further information about our equity investments, please refer to Note 3 and 5 of the Notes to Consolidated Financial Statements included in Part II of this Annual Report on Form 10-K.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Shareholders
Workhorse Group Inc.

Opinion on the financial statements
We have audited the accompanying consolidated balance sheets of Workhorse Group Inc. (a Nevada corporation) and subsidiaries (the “Company”) as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive (loss) income, stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

As described further in Note 1 to the consolidated financial statements, adjustments are made to inventory for any excess or obsolete inventories or when the net realizable value of inventories is less than the carrying value. The Company reviews inventory to determine whether its carrying value exceeds the net amount realizable upon the ultimate sale of the inventory. This requires the Company to determine the estimated selling price of inventory based on planned usage and market conditions. We identified the inventory reserves as a critical audit matter.

The principal considerations for our determination that the inventory reserve represents a critical audit matter is that the assessment of the valuation of inventory is complex and includes an estimate of inventory that can be used in production and estimated selling prices of finished goods The estimates are subjective and require the Company to consider significant assumptions such as estimated selling prices of vehicles, production plans, the value of inventory on-hand to support those plans, and reserve percentages applied, all of which are subject to significant uncertainty and therefore, require significant auditor judgment.

Our audit procedures related to the inventory reserve included the following, among others:

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
•We made inquiries of management and evaluated the appropriateness of judgments, assumptions and documentation supporting adjustments to the net value of inventory.
•We evaluated the appropriateness of the estimated selling prices of finished goods and ensured those selling prices exceeded cost values of on-hand inventory.
•We evaluated the design of controls related the inventory reserve.

/s/ GRANT THORNTON LLP
We have served as the Company's auditor since 2018.
Cincinnati, Ohio
March 1, 2023

Workhorse Group Inc.
Consolidated Balance Sheets

	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$99,276,301	$201,647,394
Accounts receivable, less allowance for credit losses of $0 at December 31, 2022 and 2021	2,079,343	149,776
Other receivable	15,000,000	—
Inventory, net	8,850,142	10,067,367
Prepaid expenses and other current assets	14,152,481	4,357,829
Total current assets	139,358,267	216,222,366
Property, plant and equipment, net	21,501,095	7,897,807
Investment in Tropos	10,000,000	—
Lease right-of-use assets	11,706,803	1,538,852
Other assets	176,310	2,479,865
Total Assets	$182,742,475	$228,138,890
Liabilities
Current liabilities:
Accounts payable	$11,891,279	$7,849,607
Accrued liabilities and other	44,551,497	14,752,827
Deferred revenue, current	3,375,000	—
Warranty liability	2,207,674	4,583,916
Current portion of lease liability	1,285,032	363,714
Total current liabilities	63,310,482	27,550,064
Deferred revenue, long-term	2,005,000	—
Lease liability, long-term	8,840,062	1,191,053
Convertible notes, at fair value	—	24,705,000
Total Liabilities	74,155,544	53,446,117
Commitments and contingencies
Stockholders’ Equity:
Series A preferred stock, par value of $0.001 per share, 75,000,000 shares authorized, zero shares issued and outstanding at December 31, 2022 and 2021	—	—
Common stock, par value of $0.001 per share, 250,000,000 shares authorized, 165,605,355 and 151,915,455 shares issued and outstanding at December 31, 2022 and 2021, respectively	165,605	151,916
Additional paid-in capital	736,070,388	686,318,201
Accumulated deficit	(627,649,062)	(510,374,844)
Accumulated other comprehensive loss	—	(1,402,500)
Total stockholders' equity	108,586,931	174,692,773
Total Liabilities and Stockholders' Equity	$182,742,475	$228,138,890

See accompanying notes to the consolidated financial statements.

Workhorse Group Inc.
Consolidated Statements of Operations

	For the Years Ended December 31,
	2022	2021	2020
Sales, net of returns and allowances	$5,023,072	$(851,922)	$1,392,519
Cost of sales	37,672,308	132,492,110	13,067,108
Gross loss	(32,649,236)	(133,344,032)	(11,674,589)
Operating expenses
Selling, general and administrative	73,220,088	40,160,795	20,157,658
Research and development	23,213,540	11,610,027	9,148,931
Total operating expenses	96,433,628	51,770,822	29,306,589
Loss from operations	(129,082,864)	(185,114,854)	(40,981,178)
Interest expense, net	1,837,882	12,644,164	190,520,337
Other income (loss)	13,646,528	(225,432,884)	323,111,944
(Loss) income before (benefit) provision for income taxes	(117,274,218)	(423,191,902)	91,610,429
(Benefit) provision for income taxes	—	(21,847,089)	21,833,930
Net (loss) income	$(117,274,218)	$(401,344,813)	$69,776,499

Net (loss) income attributable to common stockholders per share - basic	$(0.74)	$(3.12)	$0.75
Net (loss) income attributable to common stockholders per share - diluted	$(0.74)	$(3.12)	$0.70

Weighted average number of common shares outstanding - basic	158,576,305	128,676,131	92,871,936
Weighted average number of common shares outstanding - diluted	158,576,305	128,676,131	99,949,868

See accompanying notes to the consolidated financial statements.

Workhorse Group Inc.
Consolidated Statements of Comprehensive (Loss) Income

	For the Years Ended December 31,
	2022	2021	2020
Net (loss) income	$(117,274,218)	$(401,344,813)	$69,776,499
Other comprehensive loss
Change in fair value of convertible notes attributable to credit spread	1,402,500	(1,402,500)	—
Comprehensive (loss) income	$(115,871,718)	$(402,747,313)	$69,776,499

See accompanying notes to the consolidated financial statements.

Workhorse Group Inc.
Consolidated Statements of Stockholders’ Equity (Deficit)
For the Years Ended December 31, 2022, 2021 and 2020

	Common Stock		Series A Preferred Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity (Deficit)
	Number of Shares	Amount	Number of Shares	Amount
Balance as of December 31, 2019	67,105,000	67,105	—	—	143,826,315	(178,806,530)	—	(34,913,110)
Stock options and warrants exercised, and vesting of restricted shares	33,932,827	33,933	—	—	82,059,699	—	—	82,093,632
Common stock issued for preferred stock dividends	920,901	922	—	—	1,490,938	—	—	1,491,860
Conversion of convertible notes	19,605,013	19,605	—	—	270,775,079	—	—	270,794,684
Common stock issued for interest on convertible notes	358,791	358	—	—	1,939,606	—	—	1,939,964
Stock-based compensation	—		—	—	4,020,805	—	—	4,020,805
Net income for the year ended December 31, 2019	—		—	—	—	69,776,499	—	69,776,499
Balance as of December 31, 2020	121,922,532	121,923	—	—	504,112,442	(109,030,031)	—	395,204,334
Stock options and warrants exercised, and vesting of restricted shares*	2,281,393	2,281	—	—	(4,431,444)	—	—	(4,429,163)
Conversion of convertible notes	27,711,530	27,712	—	—	181,693,823	—	—	181,721,535
Stock-based compensation	—	—	—	—	4,943,380	—	—	4,943,380
Net loss for the year ended December 31, 2021	—	—	—	—	—	(401,344,813)	—	(401,344,813)
Other comprehensive loss	—	—	—	—	—	—	(1,402,500)	(1,402,500)
Balance as of December 31, 2021	151,915,455	151,916	—	—	686,318,201	(510,374,844)	(1,402,500)	174,692,773
Common stock issued under ATM	4,889,986	4,890			12,879,353			12,884,243
Common stock issued for service providers	244,035	244			599,738			599,982
Stock options exercised, and vesting of restricted shares *	722,213	721	—	—	(560,358)	—	—	(559,637)
Conversion of convertible notes	7,833,666	7,834	—	—	25,373,243	—	—	25,381,077
Stock-based compensation	—	—	—	—	11,460,211	—	—	11,460,211
Net loss for the year ended December 31, 2022	—	—	—	—	—	(117,274,218)	—	(117,274,218)
Other comprehensive income	—	—	—	—	—	—	1,402,500	1,402,500
Balance as of December 31, 2022	165,605,355	$165,605	—	$—	$736,070,388	$(627,649,062)	$—	$108,586,931

* Net of tax payments related to shares withheld for option exercises and vested stock.

See accompanying notes to the consolidated financial statements.

Workhorse Group Inc.
Consolidated Statements of Cash Flows

	For the Years Ended December 31,
	2022	2021	2020
Cash flows from operating activities:
Net (loss) income	$(117,274,218)	$(401,344,813)	$69,776,499
Adjustments to reconcile net (loss) income to net cash used in operations:
Depreciation	1,945,212	1,908,419	809,645
Amortization of discount and debt issuance costs on convertible notes and long-term debt	—	—	6,550,212
Amortization of discount and loss on redemption of mandatorily redeemable Series B preferred stock	—	—	5,857,092
Change in fair value of convertible notes and loss on conversion to common stock	1,769,857	7,324,035	160,749,118
Change in fair value of warrant liability	—	—	12,176,690
Change in fair value of investment in LMC	—	225,429,997	(318,361,944)
Deferred revenue	500,000	—	—
Dividends for mandatorily redeemable Series B preferred stock paid in common stock	—	—	1,491,860
Gain on sale of property, plant & equipment	379,406	—	—
Interest on convertible notes paid in common stock	—	—	1,939,964
Stock-based compensation	11,460,211	4,943,380	4,020,805
Reserve of inventory and prepaid purchases	17,716,995	98,918,102	—
Impairment of property, plant and equipment	—	6,803,280	—
Forgiveness of PPP Term Note	—	(1,411,000)	—
Deferred tax (benefit) expense	—	(21,833,930)	21,833,930
Non-cash lease expense	1,092,473	—	—
Other non-cash items	599,982	102,858	350,500
Effects of changes in operating assets and liabilities:
Accounts receivable	(16,929,567)	982,388	(961,966)
Inventory	(16,629,172)	(69,606,432)	(13,668,866)
Prepaid expenses and other current assets	(9,665,250)	4,489,362	(27,947,128)
Other assets	(84,401)	(91,909)	—
Accounts payable and accrued liabilities	33,676,050	11,832,284	5,499,464
Warranty liability	(2,376,242)	(816,084)	(601,864)
Other long-term liabilities	—	(207,040)	207,040
Net cash used in operating activities	(93,818,664)	(132,577,103)	(70,278,949)
Cash flows from investing activities:
Capital expenditures	(17,496,795)	(5,314,198)	(5,728,130)
Investment in Tropos	(5,000,000)	—	—
Proceeds from sale of fixed assets	2,477,276	—	—
Proceeds from sale of Investment in LMC	—	105,126,747	—
Net cash (used in) provided by investing activities	(20,019,519)	99,812,549	(5,728,130)
Cash flows from financing activities:
Proceeds from notes payable and debt	—	—	1,411,000
Redemptions of mandatorily redeemable Series B preferred stock	—	—	(25,000,000)
Proceeds from issuance of convertible notes	—	—	262,374,788
Proceeds from issuance of common stock	12,884,243	—	—
Exercise of warrants and options and restricted share award activity	(559,637)	(4,429,163)	53,581,942
Other	(857,516)	(2,387,956)	—
Net cash provided by (used in) financing activities	11,467,090	(6,817,119)	292,367,730
Change in cash, cash equivalents and restricted cash	(102,371,093)	(39,581,673)	216,360,651
Cash, cash equivalents and restricted cash, beginning of the year	201,647,394	241,229,067	24,868,416
Cash, cash equivalents and restricted cash, end of the year	$99,276,301	$201,647,394	$241,229,067

See accompanying notes to the consolidated financial statements.

Supplemental disclosure of non-cash activities:

	December 31,
	2022	2021
Investment in Tropos in exchange for non-cash deferred revenue	$5,000,000	$—
Fee paid to service partners in common stock	599,891	—
During the year ended December 31, 2022 and 2021, cash paid for contractual interest on our convertible notes was $0.3 and $8.2 million, respectively.
During the year ended December 31, 2020, cash paid for interest was approximately $12.7 million, which consisted of $7.6 million of direct costs incurred in connection with the issuance of our convertible notes, $4.7 million loss on redemption of our Series B Preferred Stock, and $0.4 million of financing fees.
During the year ended December 31, 2022, the Company issued approximately 7.8 million shares of common stock in connection with the conversion of convertible notes, which were valued at approximately $25.4 million. The Company recognized the conversion as an adjustment to Additional Paid-In Capital, with the offset as a reduction to the fair value of the convertible notes.
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
Liquidity and Capital Resources

The Company had revenues of $5.0 million for the period ended December 31, 2022. As of December 31, 2022, the Company had $99.3 million in cash and cash equivalents, positive working capital of $74.9 million, accumulated deficit of $627.6 million, and during the year ended December 31, 2022 incurred a net loss of $117.3 million and used $93.8 million of cash in operating activities.

As the Company has made significant progress executing on its revised strategic product roadmap for our electric vehicle delivery offerings, we expect to generate additional sales revenue within the next twelve months which will help support our operations. Additionally, Management plans to reduce its discretionary spend related to non-contracted capital expenditures and other expenses, if necessary. These plans alleviated the substantial doubt about the Company’s ability to continue as a going concern caused by the significant losses from operations and cash used in operating activities. However, if the expected sales are not generated and Management is not able to control capital expenditures and other expenses, we will continue to incur substantial operating losses and negative cash flows from operations. There can be no assurance that the Company will be successful in implementing its plans or acquiring additional funding, that the Company’s projections of its future working capital needs will prove accurate, or that any additional funding would be sufficient to continue operations in future years.

The Company’s future liquidity and working capital requirements will depend on numerous factors, including, the ability to generate sales, the ability to control capital expenditures and other expenses, and the ability to raise funds via private or public placement of our equity securities.

The Company intends to raise additional funds through issuance of equity, including through the At-The-Market Program. If the Company is unable to maintain sufficient financial resources, its business, financial condition and results of operations will be materially and adversely affected. This could affect future vehicle program production and sales. Failure to obtain additional equity financing will have a material, adverse impact on the Company’s business operations. There can be no assurance that the Company will be able to obtain the needed financing on acceptable terms or at all. Additionally, any equity financings would likely have a dilutive effect on the holdings of the Company’s existing stockholders.

Principles of Consolidation
The accompanying consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles (“GAAP”) and reflect our accounts and operations and those of our wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated upon consolidation.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts used for, but not limited to, collectability of accounts receivable, inventory valuation, warranties, leases and related disclosures in the accompanying notes.
We have assessed the impact of the COVID-19 pandemic and are not aware of any specific events or circumstances that required an update to our estimates and assumptions or materially affected the carrying value of our assets or liabilities as of the date of this Annual Report on Form 10-K. These estimates may change as new events occur and additional information is obtained. Actual results could differ from these estimates under different assumptions and conditions.
Cash and Cash Equivalents
All highly liquid investments with an original maturity of three months or less at the date of acquisition are considered cash equivalents.

Accounts Receivable and Allowance for Credit Loss
Accounts receivable primarily include amounts related to sales of our products and services rendered. We provide an allowance against accounts receivable for the amount we expect to be uncollectible. We write-off accounts receivable against the allowance when they are deemed uncollectible.
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

The Company has a bill and hold arrangement related to the sale of inventory during the year ended December 31, 2022. Other income was recognized when control transfers to the purchaser, as the bill-and-hold arrangement is requested from the customer, the product is identified as belonging to the customer and is ready for physical transfer, and the product cannot be directed for use by anyone other than the purchaser. See Note 2, Inventory, of the Consolidated Financial Statements for additional information on the sale of inventory.
Property, Plant and Equipment, Net
Property, plant and equipment, net, including leasehold improvements, are recognized at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the respective assets, as follows:

Buildings and improvements	15 - 39 years
Land improvements	15 years
Equipment and vehicles	3 - 7 years
Tooling	5 years

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
Valuation of Investment
As permitted under ASC 321, Equity Securities, the Company has elected to account for its investment in Tropos, an equity investment without a readily determinable fair value, at its cost minus impairment, which there is none. In accordance, with ASC 321, the Company evaluates the investment for impairment each period and reassess if the equity security does not have a readily determinable fair value.

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
Although we believe the estimates and judgments discussed herein are reasonable, actual results could differ and we may be exposed to increases or decreases in our warranty liability accrual that could be material.
Activity for the Company's warranty liability accrual is as follows:

	December 31,
	2022	2021
Balance, beginning of year	$4,583,916	$5,400,000
Accrual for warranty(1)	(987,701)	1,045,578
Warranty costs incurred	(1,388,541)	(1,861,662)
Balance, end of year	$2,207,674	$4,583,916
(1) The decrease to the warranty liability accrual in 2022 primary relates to a decreased volume of vehicles covered under warranty as well as a lower liability per vehicle as compared to 2021.

Fair Value Option
As permitted under ASC 825, Financial Instruments, the Company elected the fair value option to account for its convertible notes. In accordance with ASC 825, the Company recorded its convertible notes at fair value with changes in fair value recorded in Interest Expense in the Consolidated Statement of Operations. As a result of applying the fair value option, direct costs and fees related to the convertible notes were recognized in earnings as incurred and not deferred. During 2022, the Company exchanged the aggregate principal of the 2024 Notes for shares of the Company’s common stock, resulting in a contractual principal balance of the 2024 Notes as of December 31, 2022 of zero.
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
Deferred revenue is related to any non-refundable amounts that are collected from customers related to our unsatisfied assembly services. Deferred revenue is recognized as revenue as the performance obligations are satisfied.
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
Comprehensive Income (Loss)
Comprehensive income (loss) is comprised of adjustments to the fair value of our convertible notes due to changes in credit risk.
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
As we issue additional employee stock-based awards over time and as we incorporate additional market data related to our common stock, we may calculate significantly different volatilities and expected lives, which could materially impact the valuation of our stock-based awards and the stock-based compensation expense that we will recognize in future periods. Stock-

based compensation expense is recorded in Selling, General and Administrative Expense in the Consolidated Statements of Operations.
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
The following table presents the reconciliation of net (loss) income and reconciliation of basic and diluted weighted average shares outstanding used in computing diluted net loss per share of common stock:

	Year Ended December 31,
	2022	2021	2020
Net (loss) income	$(117,274,218)	$(401,344,813)	$69,776,499

Basic weighted average shares outstanding	158,576,305	128,676,131	92,871,936
Dilutive effect of options and warrants	—	—	1,410,605
Dilutive effect of convertible notes	—	—	5,667,327
Diluted weighted average shares outstanding	158,576,305	128,676,131	99,949,868

The following table presents the potentially dilutive shares that were excluded from the computation of diluted net (loss) income per share of common stock, because their effect was anti-dilutive:

	Year Ended December 31,
	2022	2021	2020
Stock-based awards and warrants	6,159,285	3,152,059	1,041,531
Convertible notes	—	779,258	—

2.    INVENTORY
Our inventory consisted of the following:

	December 31,
	2022	2021
Raw materials	$42,500,878	$66,238,615
Work in process	25,210,131	20,826,644
Finished goods	301,645	—
	68,012,654	87,065,259
Less: inventory reserve	(59,162,512)	(76,997,892)
Inventory, net	$8,850,142	$10,067,367

We reserve inventory for any excess or obsolete inventories or when we believe the net realizable value of inventories is less than the carrying value. The year over year decrease to inventory reserves was primarily driven by the continued decrease in C1000 production in 2022 culminating in the Company's decision to discontinue the program at the end of 2022. As the Company began to sell and dispose of C1000 inventory, the accompanying inventory reserves also decreased.

During the year ended December 31, 2022, we sold inventory which was being carried at zero cost as it had been fully reserved for in prior periods in connection with the Company's decision regarding the future of the C1000 vehicle platform. The Company recognized a gain on the sale of $13.4 million, net of $0.5 million of selling costs, which is recorded in Other Income in the Consolidated Statements of Operations. The selling costs of $0.5 million represent a commission paid to a related party who was a former executive of the Company.
3. CONTRACT MANUFACTURING SERVICES AND INVESTMENT IN TROPOS

The Company has a minority ownership in Tropos Technologies, Inc. (“Tropos”) with a value of $10.0 million as of December 31, 2022. The minority ownership was obtained pursuant to the transaction with Tropos as described below.

On August 8, 2022, the Company entered into an Assembly Services Agreement (the “Assembly Agreement”) with Tropos. Under the Assembly Agreement, the Company will provide services required to assemble a minimum annual quantity of 2,000 vehicles in 2023, 2,000 vehicles in 2024, and 250 vehicles in 2025 for a total of 4,250 vehicles during the term of the agreement at our Union City, Indiana manufacturing facility. In exchange for the assembly services, the Company will receive a service fee from Tropos.

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

During the fourth quarter of 2022, the Company received $0.5 million cash payment from Tropos for additional assembly services. See Note 6, Revenue, of the Consolidated Financial Statements for treatment of the $5.0 million of non-cash consideration and $0.5 million of cash received as of December 31, 2022.

The Company utilized the measurement alternative allowed under GAAP to record the investment of the Series B Preferred Stock at cost, less any impairment, as of December 31, 2022.

4.    PREPAID EXPENSES AND OTHER CURRENT ASSETS
Prepaid expenses and other current assets consisted of the following:

	December 31,
	2022	2021
Prepaid purchases	$34,611,649	$24,101,695
Less: prepaid purchases reserve	(22,163,338)	(23,912,025)
Prepaid purchases, net	12,448,311	189,670
Prepaid insurance	1,198,769	2,205,608
Right of return asset	—	1,620,000
Other	505,401	342,551
Prepaid expenses and other current assets	$14,152,481	$4,357,829
The Company's prepaid purchases balance consists of deposits made to our suppliers for non-recurring engineering costs and production parts. As of December 31, 2022 and 2021, the prepaid purchases balances primarily consisted of deposits made in connection with the production of our W4 CC vehicles.
As of the year ended December 31, 2022 and 2021, we had reserves of $22.2 million and $23.9 million, respectively, which were primarily driven by the Company's decision to produce the C1000 vehicle platform at low-volume before discontinuing the program as the Company transitions to its new vehicle platforms. The reserve represents our best estimate of deposits on orders that we do not expect to recover.
5.    INVESTMENT IN LORDSTOWN MOTORS CORP. (“LMC”)
As of December 31, 2022, the Company owned zero shares of LMC Class A Common Stock. During the third quarter of 2021, the Company sold its Investment in LMC at an average price of $6.42 per share. Proceeds from the sale, net of transaction expenses and broker commissions, were approximately $105.1 million. The Company recognized a loss of approximately $76.5 million in connection with the sale, which is recorded in Other Loss on the Consolidated Statements of Operations.
The following table sets forth a reconciliation of our investment in LMC:

	December 31,
	2022	2021
Balance, beginning of year	$—	$330,556,744
Change in fair value	—	(225,429,997)
Sales of investment	—	(105,126,747)
Balance, end of year	$—	$—

LMC Transaction

On November 7, 2019, the Company entered into a transaction with LMC (the “LMC Transaction”) in which the Company granted LMC a perpetual and worldwide license to certain intellectual property relating to the Company’s W-15 electric pickup truck platform and its related technology in exchange of consideration as described below:

•A ten percent ownership interest in the common stock of LMC in exchange for the Company’s obligations under the Intellectual Property License Agreement (the "Agreement")
•One percent of the aggregate debt and equity commitments funded to LMC upon completion of a capital raise (the “Royalty Advance”).
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

On January 27, 2023, we received a letter (the “Notice”) from LMC purporting to terminate the Agreement, effective March 27, 2023. The Company believes that the Agreement provides that LMC’s obligation to pay the Royalties survives termination of the Agreement and that, notwithstanding LMC’s termination of the Agreement, the Royalties would still be due and payable if LMC sells vehicles. LMC has not informed the Company that it has sold any applicable vehicles since the date of the Agreement. The Company cannot currently predict to what extent, if at all, LMC will sell any such vehicles, whether LMC will pay the applicable Royalties on any such vehicles it does sell, or whether the amount of any such Royalties will be material.
6.    REVENUE

The following table provides a summary of sales activity:

	Years Ended December 31,
	2022	2021	2020
Sales, net of returns and allowances	$4,385,975	$(994,187)	$1,357,157
Other sales	637,097	142,265	35,362
Total sales, net of returns and allowances	$5,023,072	$(851,922)	$1,392,519

The majority of sales recognized during 2022 relate to the Company's vehicle sales, primarily of sales of W4 CC vehicles, while the other sales consist of delivery service, parts sales and other services.

During 2021, the Company announced its decision to suspend deliveries of our C1000 vehicles and recall previously delivered vehicles. In connection with the recall, the Company agreed to refund our customers for all C1000 vehicles previously purchased by them. The Company determines its allowance for estimated returns based on known pending returns and historical trends in product returns. The refund liability as of December 31, 2022 and 2021 was zero and $2.4 million, respectively.

The Company also records an asset for our right to recover products from customers settling a refund liability. The Company measures the asset at the asset's former carrying amount, less any expected costs to recover, and updates the measurement of the asset arising from changes in expectations about products to be returned. The asset for recovery as of December 31, 2022 and 2021 was zero and $1.6 million, respectively.

Deferred revenue, which is equivalent to the total service fee allocated to the assembly service performance obligations that are unsatisfied as of the balance sheet date, was $5.4 million and zero as of December 31, 2022 and 2021, respectively.

Of the total deferred revenue for assembly services, we expect to recognize $3.4 million of revenue in the next 12 months.
7.    PROPERTY, PLANT AND EQUIPMENT, NET
Property, plant and equipment, net consists of the following:

	December 31,
	2022	2021
Land and improvements	$875,182	$861,175
Buildings and improvements	8,167,736	6,396,800
Equipment and vehicles	8,183,089	3,603,655
Tooling	689,286	1,467,712
Construction in progress	9,027,020	927,537
	26,942,313	13,256,879
Less: accumulated depreciation	(5,441,218)	(5,359,072)
Property, plant and equipment, net	$21,501,095	$7,897,807

Construction in progress is primarily comprised of equipment and tooling related to the manufacturing of our products. Completed assets are transferred to their respective asset classes, and depreciation begins when an asset is ready for its intended use.

Depreciation expense during the years ended December 31, 2022, 2021 and 2020 was $1.9 million, $1.9 million, and $0.8 million respectively.
8.    ACCRUED LIABILITIES AND OTHER CURRENT LIABILITIES
Accrued liabilities and other current liabilities consisted of the following:

	December 31,
	2022	2021
Legal reserve (Note 17)	$35,000,000	$—
Accrued commissions	—	4,000,000
Compensation and related costs	4,967,187	4,030,085
Refund liability (Note 6)	—	2,410,000
Accrued interest	—	232,222
Other	4,584,310	4,080,520
Accrued liabilities and other current liabilities	$44,551,497	$14,752,827
9.    DEBT
A reconciliation of the fair value of the convertible notes is as follows:

	December 31,
	2022	2021
Fair value of convertible notes, beginning of year	$24,705,000	$197,700,000
Change in fair value of convertible notes (1)	367,357	(27,600,000)
Change in fair value of convertible notes attributable to credit risk (2)	—	10,200,000
Fair value of convertible notes exchanged for common stock	(25,072,357)	(155,595,000)
Fair value of convertible notes, end of year	$—	$24,705,000
(1) The Company recognizes changes in fair value of convertible notes for common stock in Interest Expense, Net in the Consolidated Statements of Operations.
(2) The Company recognizes changes in fair value of convertible notes attributable to credit risk in Other Comprehensive Loss. During the years ended December 31, 2022 and 2021, the Company reclassified zero and $8.8 million, respectively, of the changes in fair value of convertible notes attributable to credit risk previously recognized in Other Comprehensive Loss to Interest Expense (Income). The net amount of changes in fair value of convertible notes attributable to credit risk recognized in Other Comprehensive Income (Loss) for the years ended December 31, 2022 and 2021 was approximately $1.4 million and $1.4 million loss, respectively.
4.0% Senior Secured Convertible Notes Due 2024
On October 14, 2020 the Company issued $200.0 million par value convertible notes (the “2024 Notes”) due October 14, 2024. The 2024 Notes were a senior secured obligation of the Company, and ranked senior to all unsecured debt of the Company. The 2024 Notes were guaranteed by all the Company’s current and future subsidiaries and were secured by substantially all the assets of the Company and its subsidiaries. Interest was payable quarterly beginning on January 15, 2021 at a rate of 4.0% per annum. The 2024 Notes were convertible at a rate of $35.29 per share, subject to change for anti-dilution adjustments and adjustments for certain corporate events.

The Company paid fees in connection with the issuance of the 2024 Notes of $6.6 million, resulting in net proceeds of $193.4 million. As we have elected to account for our convertible notes using the fair value option allowed under GAAP, all direct costs related to the issuance of our convertible notes were recognized in Interest Expense in the Consolidated Statements of Operations for the year ended December 31, 2020.

In the fourth quarter of 2021, the Company entered into securities exchange agreements with certain holders of its 2024 Notes, to exchange $172.5 million in principal amount of the notes for 27.7 million shares of common stock. In connection with the exchanges, the Company recognized a loss on exchange of $34.9 million, which included $8.8 million of the fair value adjustments attributable to changes in credit risk previously recorded in Other Comprehensive Loss. The loss on exchange was recorded in Interest Expense in the Consolidated Statements of Operations.

On April 21, 2022, we exchanged the remaining $27.5 million in aggregate principal of the 2024 Notes for 7.8 million shares of the Company’s common stock. The number of shares issued was calculated by dividing $29.4 million, which represents 107% of the principal amount of the notes, plus $0.3 million of interest accrued on the notes, by the average of the daily VWAPS for the 10 days immediately preceding April 21, 2022. The Company recognized a loss of $1.8 million in 2022, which included a $0.4 million adjustment to the fair value of the convertible notes to the value of the shares issued under the exchange and a $1.4 million adjustment related the amount previously recognized in Accumulated Other Comprehensive Loss. The total loss was recorded in Interest Expense in the Consolidated Statements of Operations.
After the exchange, the Company has no convertible notes outstanding and the indenture and related security agreement under which the 2024 Notes were issued have been terminated.
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

On January 15, 2021, the outstanding principal and interest accrued on the PPP Note were forgiven and the Company recognized a gain of $1.4 million in Interest Income for the year ended December 31, 2021.

10.    LEASES
We have entered into various operating and finance lease agreements for offices, manufacturing and warehouse facilities. We determine if an arrangement is a lease, or contains a lease, at inception and record the leases in our financial statements upon lease commencement, which is the date when the underlying asset is made available for our use by the lessor.
We have elected not to disclose in the Consolidated Balance Sheet leases with a lease term of 12 months or less at lease inception that do not contain a purchase option or renewal term provision we are reasonably certain to exercise. All other lease right-of-use assets and lease liabilities are recognized based on the present value of lease payments over the lease term at commencement date. Because most of our leases do not provide an implicit rate of return, we used our incremental borrowing rate based on the information available at lease commencement date in determining the present value of lease payments.
Our leases may include options to extend the lease term for up to 5 years. Some of our leases also include options to terminate the lease prior to the end of the agreed upon lease term. For purposes of calculating lease liabilities, lease terms include options to extend or terminate the lease when it is reasonably certain that we will exercise such options.

Lease expense for operating leases is recognized on a straight-line basis over the lease term as cost of sales or operating expenses depending on the nature of the lease right-of-use asset.

	Years Ended December 31,
	2022	2021	2020
Short-term lease expense	$589,969	$599,129	$145,585
Operating lease expense	1,782,332	58,224	—
Total lease expense	$2,372,301	$657,353	$145,585
Lease right-of-use assets consisted of the following:

	December 31,
	2022	2021
Operating leases	$5,884,865	$1,538,852
Finance leases	5,821,938	—
Total lease right-of-use assets	$11,706,803	$1,538,852
Lease liabilities consisted of the following:

	December 31,
	2022	2021
Operating leases	$6,977,896	$1,554,767
Finance leases	3,147,198	—
Total lease liabilities	10,125,094	1,554,767
Less: current portion	(1,285,032)	(363,714)
Long-term portion	$8,840,062	$1,191,053

Other information related to leases is as follows:

	As of December 31,
	2022	2021	2020
Weighted-average remaining lease term
Operating leases	6.0 years	4.0 years	N/A
Financing leases	2.0 years	N/A	N/A
Weighted-average interest rate
Operating leases	10.0%	10.0%	N/A
Financing leases	10.0%	N/A	N/A

Supplemental cash flow information related to leases where we are the lessee is as follows:

	Years Ended December 31,
	2022	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows from operating leases	$770,642	$657,353	$145,585
Operating cash outflows from finance leases (interest payments)	369,976	—	—
Financing cash outflows from finance leases	857,516	—	—
Leased assets obtained in exchange for finance lease liabilities	6,022,694	—	—
Leased assets obtained in exchange for operating lease liabilities	5,631,558	1,577,774	—

As of December 31, 2022, the maturities of our operating and finance lease liabilities (excluding short-term leases) are as follows:

	Operating Leases	Finance Leases
2023	$1,356,374	$879,444
2024	1,589,805	2,752,862
2025	1,458,783	—
2026	1,503,068	—
2027	1,316,387	—
Thereafter	2,295,179	—
Total minimum lease payments	9,519,596	3,632,306
Less: Interest	2,541,700	485,108
Present value of lease obligations	6,977,896	3,147,198
Less: Current portion	686,018	599,014
Long-term portion of lease obligations	$6,291,878	$2,548,184

11.    INCOME TAXES
For the years ended December 31, 2022, 2021 and 2020, with the exception of the impact from non-deductible inventory and prepaid purchases reserves, the Company has taxable losses primarily due to operations and stock compensation related deductions and thus has no current federal tax expense recorded. The taxable income generated by non-deductible inventory in the current year is fully offset by available net operating losses. As of December 31, 2021, the Company has increased the valuation allowance recorded against its deferred tax assets due to the sale of LMC shares during the year and the uncertainty about our ability to utilize our remaining deferred tax assets in future years. The Company continued to record a valuation allowance against all of its deferred tax assets as of December 31, 2022.
The components of the (benefit) provision for income taxes are as follows:

	Years Ended December 31,
	2022	2021	2020
Current:
Federal	$—	$—	$—
State and Local	—	(13,159)	—
Total Current	—	(13,159)	—
Deferred:
Federal	—	(21,864,569)	21,864,569
State and Local	—	30,639	(30,639)
Total Deferred	—	(21,833,930)	21,833,930
Total (benefit) provision for income taxes	$—	$(21,847,089)	$21,833,930

The reconciliation of taxes at the federal statutory rate to our provision for income taxes was as follows:

	Years Ended December 31,
	2022	2021	2020
Federal tax benefit at statutory rates	21.0%	21.0%	21.0%
State and local tax at statutory rates	—%	0.1%	(0.1)%
Fair value adjustments on warrant liability	—%	—%	37.1%
Fair value adjustments on convertible notes	(0.3)%	(0.4)%	2.8%
Tax gain on sale of investment	—%	(0.6)%	—%
Stock-based compensation deductions	(1.7)%	0.2%	(6.6)%
Research and development credits	0.3%	1.2%	—%
Other permanent differences and credits	(0.5)%	(0.2)%	—%
Change in valuation allowance	(18.8)%	(16.1)%	(30.4)%
Total tax benefit	—%	5.2%	23.8%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. When realization of the deferred tax asset is more likely than not to occur, the benefit related to the deductible temporary differences attributable to operations is recognized as a reduction of income tax expense. As of each reporting date, management considers new evidence, both positive and negative, that could affect its view of the future realization of deferred tax assets. As of December 31, 2022 and 2021, our ability to realize our net deferred tax asset is not more likely than not to occur and the valuation allowance reduces the deferred tax asset to zero.

Significant components of the Company’s deferred tax assets and liabilities are as follows:

	December 31
	2022	2021
Deferred Tax (Liabilities) Assets:
Accrued expenses and reserves	$4,528,418	$590,340
Warranty reserve	470,342	976,956
Inventory and prepaid purchase reserves	17,326,397	21,506,626
Non-qualified stock options	(328,410)	(160,921)
Property, plant and equipment	(1,955,842)	54,556
Research and experimental costs	4,435,891	—
Lease right-of-use assets	(2,515,792)	—
Lease liability	2,175,883	—
Issuance fees on convertible notes	343,886	687,772
Federal tax credits	5,099,750	4,873,099
Net operating losses	66,112,929	45,143,740
Total Deferred Tax (Liabilities) Assets	95,693,452	73,672,168
Valuation Allowance	(95,693,452)	(73,672,168)
Total Deferred Tax Assets (Liabilities), net of valuation allowance	$—	$—

As of December 31, 2022 and 2021, the Company has approximately $81.8 million and $81.8 million of federal net operating loss (“NOL”) carry-forwards which expire through 2037. Additionally, at December 31, 2022 and 2021, the Company had approximately $228.4 million and $128.9 million of federal NOLs that carry-forward indefinitely, and approximately $1.0 million and $0.9 million of state and local NOL carry-forwards, which expire through 2037. The NOL carry-forwards may be limited in certain circumstances, including changes in ownership.

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

The following table presents a reconciliation of unrecognized tax benefits:

	2022	2021
Unrecognized tax benefits - January 1	$805,392	$1,163,282
Gross increases - tax positions in prior period	—	—
Gross decreases - tax positions in prior period	—	(357,890)
Gross increases - tax positions in current period	—	—
Settlement	—	—
Lapse of statute of limitations	—	—
Unrecognized tax benefits - December 31	$805,392	$805,392

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of December 31, 2022, and 2021, due to the Company’s continued losses, no amounts of interest and penalties have been recognized in the Company’s Consolidated Statements of Operations. If the unrecognized tax benefits were reversed, a deferred tax asset and corresponding valuation allowance would be recorded, and thus the reversal would have no impact on the effective rate.
The Company files income tax returns in the U.S. federal jurisdiction, various state jurisdictions and local jurisdictions. Generally, the Company’s 2019 through 2021 tax years remain open and subject to examination by federal, state and local taxing authorities. However, federal, state, and local net operating losses from 2009 through 2021 are subject to review by taxing authorities in the year utilized.
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

A financial asset or liability’s classification within the hierarchy is determined based on the lowest level of input that is significant to the fair value measurement. Assets and liabilities measured at fair value and fair value measurement level were as follows:

	December 31, 2022				December 31, 2021
	Fair Value	Level 1	Level 2	Level 3	Fair Value	Level 1	Level 2	Level 3
Liabilities
Convertible notes	$—	$—	$—	$—	$24,705,000	$—	$—	$24,705,000
Total liabilities at fair value	$—	$—	$—	$—	$24,705,000	$—	$—	$24,705,000

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
13.    STOCK-BASED COMPENSATION
The Company maintains, as approved by the board of directors, the 2017 Incentive Stock Plan and the 2019 Stock Incentive Plan (the “Plans”) providing for the issuance of stock-based awards to employees, officers, directors or consultants of the Company. Non-qualified stock options may only be granted with an exercise price equal to the market value of the Company’s common stock on the grant date. The Company may issue various types of awards under the Plans, including options, restricted stock and performance units. The Plans have authorized 13.0 million shares for issuance of stock-based awards. As of December 31, 2022 there were approximately 2.0 million shares available for issuance of future stock awards under the Plans.

Stock-based compensation expense

The following table summarizes stock-based compensation expense:

	Years Ended December 31,
	2022	2021	2020
Stock options	$978,696	$526,125	$792,055
Restricted stock awards	7,767,114	4,227,252	3,228,750
Performance-based restricted stock	2,714,401	190,003	—
Total stock-based compensation expense	$11,460,211	$4,943,380	$4,020,805

Stock options
A summary of stock option activity for the year ended December 31, 2022 is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value per Option	Weighted Average Remaining Contractual Life (Years)
Options outstanding as of December 31, 2021	495,836	$6.8	—	6.5
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited	(69,710)	1.5	—	—
Expired	(2,500)	22.3	—	—
Options outstanding as of December 31, 2022	423,626	7.6	—	6.7
Options exercisable as of December 31, 2022	218,006	$5.5	—	4.6

As of December 31, 2022, unrecognized compensation expense was $1.6 million for unvested options, which is expected to be recognized over the next 1.7 years.

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

A summary of restricted stock activity for the year ended December 31, 2022 is as follows:

	Number of Unvested Shares	Weighted Average Grant Date Fair Value per Share
Unvested restricted stock as of December 31, 2021	1,617,192	$9.3
Granted	2,959,966	3.1
Vested	(883,908)	6.8
Forfeited	(167,919)	6.3
Unvested restricted stock as of December 31, 2022	3,525,331	$4.9

As of December 31, 2022, unrecognized compensation expense was $13.7 million for unvested restricted stock, which is expected to be recognized over the next 1.9 years.

Performance-based restricted stock awards
On February 23, 2022 the Company issued 0.9 million PSUs in addition to the 0.3 million PSUs issued on November 5, 2021 to certain executives. The vesting of the PSUs is conditioned upon achievement of certain performance objectives over a performance period ending December 31, 2024 as defined in each award agreement. Fifty percent of the PSUs vest based upon the Company’s total shareholder return as compared to a group of peer companies (“TSR PSUs”), and fifty percent of the PSUs vest based upon the Company’s performance on certain measures including a cumulative adjusted EBITDA target (“EBITDA PSUs”). Depending on the actual achievement on the performance objectives, the grantee may earn between 0% and 200% of the target PSUs.
A summary of the activity for PSU awards with total shareholder return performance objectives for the year ended December 31, 2022 is as follows:

	Number of Unvested Shares	Weighted Average Grant Date Fair Value per Share
Balance, December 31, 2021	306,197	$11.79
Granted	454,832	11.79
Forfeited	(22,278)	11.79
Balance, December 31, 2022	738,751	$11.79
The grant date fair value of $11.79 per TSR PSU was estimated using a Monte-Carlo simulation model using a volatility assumption of 117% and risk-free interest rate of 0.69%.
As of December 31, 2022, unrecognized compensation expense was $5.9 million, which is expected to be recognized over the next 2.0 years.

A summary of the PSU awards with cumulative adjusted EBITDA targets for the year ended December 31, 2022 is as follows:

Number of Unvested Shares
Balance, December 31, 2021	—
Granted	454,822
Forfeited	(22,276)
Balance, December 31, 2022	432,546
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
14.    RECENT PRONOUNCEMENTS
Accounting Standards and Pronouncements Recently Adopted
There are no accounting standards or pronouncements recently adopted impacting the Company.
Accounting Standards and Pronouncements Not Yet Adopted
There are no accounting standards or pronouncements not yet adopted impacting the Company.

15.    STOCKHOLDERS' EQUITY
Preferred Stock
The Company has authorized 75.0 million shares of Series A Preferred Stock, par value $0.001 per share. The Company's certificate of incorporation provides that shares of preferred stock may be issued from time to time in one or more series. The Company's Board of Directors is authorized to fix the voting rights, if any, designations, powers, preferences, qualification, limitations and restrictions thereof, applicable to the shares of preferred stock. As of December 31, 2022 and December 31, 2021, there were no shares of Series A Preferred Stock issued and outstanding.
Common Stock
The Company has one class of common stock, par value $0.001 per share. Each share of the Company's common stock is entitled to one vote on all matters submitted to stockholders.
Common Stock Held in Escrow
On October 31, 2019, the Company and ST Engineering Hackney, Inc. (“Hackney”) entered into an Asset Purchase Agreement to purchase certain assets and assume certain liabilities of Hackney. The purchase price for the acquired assets was $7.0 million and the Company deposited $1.0 million of cash and approximately 2.3 million shares of its common stock originally valued at $6.6 million into an escrow account as collateral. The $1.0 million of cash was paid to Hackney in January 2020, and the remaining $6.0 million was payable in cash within 45 days if certain conditions were met. The 2.3 million shares of common stock remained in escrow as of December 31, 2022. However, as we believe the conditions were not met, we do not expect to make further payments to Hackney in connection with the Asset Purchase Agreement and we expect the shares to be released from escrow in 2023.
Warrants
In connection with the issuance of debt, common stock and preferred stock, the Company has issued warrants to purchase shares of the Company's common stock. As of December 31, 2022 and 2021, respectively, the Company has approximately 1.0 million and 1.0 million warrants outstanding.
16.    RELATED PARTIES
We obtain our general liability, property and casualty, and directors and officers liability insurance through AssuredPartners NL, LLC (“Assured”). Gerald Budde, a Director of the Company, is currently the Chief Financial Officer of Accretive Insurance Solutions Inc. ("Accretive"). Assured and Accretive are both subsidiaries of AssuredPartners Capital, Inc. The placement of insurance was completed by an Assured agent and Mr. Budde did not participate in any decisions about insurance, nor was he paid any portion of the brokerage fee. Assured earned brokerage fees of approximately $0.3 million, $0.2 million and $0.1 million for the years ended December 31, 2022, 2021 and 2020, respectively.
17.    COMMITMENTS AND CONTINGENCIES

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

Federal Motor Vehicle Safety Standards (“FMVSS”) Certification and Other Regulatory Matters

On September 22, 2021, we announced the Company decided to suspend deliveries of C1000 vehicles and recall the vehicles we had already delivered to customers. The Company determined additional testing and modifications to existing vehicles were required to bring the C1000 vehicles into full compliance with FMVSS. The Company further announced that it filed a report with the National Highway Traffic Safety Administration (“NHTSA”) regarding the need for additional testing and vehicle modifications to bring our C1000 vehicles into full compliance with FMVSS. We indicated our previous statements related to the C1000’s compliance with NHTSA standards cannot be relied upon and so notified the Securities and Exchange

Commission. We also disclosed we identified a number of enhancements to our production process and the design of the C1000 vehicles to address customer feedback, primarily related to payload capacity.

The certification testing was completed in February 2022. Upon completion of this review, the C1000 platform was determined to be eligible for certification and reintroduction as a limited production vehicle with constrained cargo capacity. In 2022, Workhorse decided to repurchase all of the C-1000 vehicles involved in the recall announced in September 2021 instead of repairing them and so notified NHTSA. Because the Company repurchased all of the C1000 vehicles involved in the recall, it has no further obligations under the recall.

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

On October 19 and November 1, 2021, the Company received letters from the SEC requesting that it voluntarily provide information relating to (a) the events and trading in its securities leading up to the announcement of the award of a contract by the U.S. Postal Service (the “USPS”) for the manufacture of a postal service vehicle fleet and (b) recognition of revenue, if any, related to purchases of vehicles by certain of the Company’s customers. On November 5, 2021, the Department of Justice (“DOJ”) orally informed the Company that it had a related open investigation covering the Company. On May 9, 2022, the Company received a letter from the SEC requesting that it voluntarily provide information relating to certain customer sales and customer complaints. Since the initial phone call on November 5, 2021, the Company has not received any subpoena or other request for documents or other information from the DOJ with respect to this investigation. On December 20, 2022, the SEC notified the company that it had concluded its investigation and, based on the information it had as of the date of its notice, that the SEC does not intend to recommend an enforcement action by the Commission against the Company. At this time, the Company cannot predict the ultimate scope, duration, or outcome of these matters.

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

On October 24, 2022, the Company entered into a binding term sheet to resolve this litigation as well as the related Shareholders Derivative Litigation described below. On January 13, 2023, the parties executed a Stipulation of Settlement setting forth the terms of the settlement of the class action and resolution of all claims. Under these terms, Workhorse will pay $15 million in cash, which is expected to be funded fully by proceeds of available insurance, and $20 million payable in shares of Workhorse stock. A Motion for Preliminary Approval of Class Action Settlement was filed on January 13, 2023, and the Court granted preliminary approval of the settlement on February 14, 2023. The Court set the final approval hearing for July 24, 2023. The settlement is subject to approval by the Court, and there can be no assurance that the settlement will be approved on those terms or at all. The Company recorded a $15 million insurance receivable in Other receivable and a $35 million legal reserve in Accrued liabilities and other in the Consolidated Balance Sheet at December 31, 2022. The Company also recognized a $20 million expense which was recognized in Selling, general and administrative of the Consolidated Statements of Operations for the year ended December 31, 2022.

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

Two further actions, both filed in the Eight Judicial District Court of the State of Nevada in and for Clark County, were consolidated on January 7, 2022 (under Case No. A-21-833050-B). On January 24, 2022, the plaintiffs in the consolidated action in Nevada state court filed their consolidated amended complaint, which was also revised to include the additional allegations made in the Amended Complaint in the Securities Class Action discussed above. On March 22, 2022, the defendants and the Company filed a motion to stay the Nevada state court consolidated action, and the defendants filed motions to dismiss the consolidated action, which the Company joined in with respect to the arguments related to the plaintiffs’ lack of standing. Plaintiffs’ oppositions to these motions were filed on June 3, 2022. Defendants’ replies were filed on July 15, 2022. On August 4, 2022, the court denied the defendants' motion to dismiss the consolidated action, but granted the defendants' motion to stay the action pending resolution of the Securities Class Action. While the case remains stayed, on August 25, 2022 the board member defendants, including Raymond J. Chess, Gerald B. Budde, H. Benjamin Samuels, Harry DeMott, Michael L. Clark, Pamela S. Mader, and Jacqueline A. Dedo filed a Petition for Writ of Mandamus in The Supreme Court of the State of Nevada (“Writ”), arguing that the District Court erred when it applied Delaware law in holding that the plaintiffs adequately pleaded demand futility and denied defendants’ motion to dismiss. The Company filed an answer stating that it does not support or oppose the Writ on November 7, 2022. On November 18, 2022, the Court granted the parties’ joint motion for stay of the Writ proceedings pending resolution of the Securities Class Action.

The seventh shareholder derivative action was filed on June 22, 2022 in the United States District Court for the District of Nevada under Case No. 2:22-cv-00980. On October 17, 2022, the Court granted the parties’ stipulation to stay the case pending resolution of the Securities Class Action.

The eighth shareholder derivative action was filed on August 19, 2022 in the Common Pleas Court of Hamilton County, Ohio under Case No. A 2203019. On December 12, 2022, the trial court granted the parties’ joint stipulation and order to stay the case pending consideration and final approval of the proposed settlement in the Nevada action.

On October 24, 2022, the Company and the individual defendants entered into a binding term sheet to resolve all of the shareholder derivative actions described above. The settlement will be subject to final documentation, public notice and court approval by the State District Court of Nevada. The parties have agreed to promptly request that the courts in such actions stay all proceedings and/or enter an order enjoining all other stockholders of the Company from commencing, instituting, or prosecuting any similar claims.

Although these actions purport to seek recovery on behalf of the Company, the Company will incur certain expenses due to indemnification and advancement obligations with respect to the defendants. The Company understands that defendants believe these actions are without merit and intends to support them as they pursue all legal avenues to defend themselves fully.

Products Liability Litigation

On September 20, 2022, Reinier Angulo filed a Complaint in the United States District Court for the Southern District of Florida (Civil Action No. 1:22-cv-22489-CMA) against the Company in connection with injuries suffered while operating a W-62 truck on February 5, 2020, claiming strict liability, negligence, and negligent failure to warn. The Company does not believe it manufactured the W-62 that is the subject to the Complaint. On October 27, 2022, the Company timely filed a motion to dismiss for lack of personal jurisdiction, advising the court and the Plaintiff that the Company had insufficient contacts with the state of Florida to justify the exercise of jurisdiction in Florida and was not the manufacturer of the subject W-62 truck. On October 31, the Court denied the Company’s motion to dismiss, without prejudice, and granted the Plaintiff leave to file an amended complaint. The Plaintiff filed an amended complaint on November 1, 2022. On November 15, 2022, the Plaintiff voluntarily dismissed the Company from the lawsuit.
18.    SUBSEQUENT EVENTS
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
Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2022, our disclosure controls and procedures were designed at a reasonable assurance level and were effective to provide reasonable assurance the information we are required to disclose in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specific in the SEC rules and forms, and such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.
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
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Our management concluded our internal control over financial reporting was effective as of December 31, 2022.
Limitations on the Effectiveness of Controls
Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements and projections of any evaluation of effectiveness to future periods are subject to the risk controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION
None.
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this Item 10 of Form 10-K will be included in our 2023 Proxy Statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for our 2023 Annual Meeting of Stockholders and is incorporated herein by reference. The 2023 Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.
ITEM 11. EXECUTIVE COMPENSATION
The information required by this Item 11 of Form 10-K will be included in our 2023 Proxy Statement and is incorporated herein by reference.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this Item 12 of Form 10-K will be included in our 2023 Proxy Statement and is incorporated herein by reference.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
The information required by this Item 13 of Form 10-K will be included in our 2023 Proxy Statement and is incorporated herein by reference.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this Item 14 of Form 10-K will be included in our 2023 Proxy Statement and is incorporated herein by reference.

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
3.The exhibits listed in the following Index to Exhibits are filed or incorporated by reference as part of this report.

Exhibit No.	Description	Form Incorporated From	Report Date
3.1	Certificate of Designation for Series A Preferred Stock	8-K	1/4/2010
3.2	Certificate of Change	8-K	5/25/2010
3.3	Certificate of Correction	8-K	5/25/2010
3.4	Articles of Merger	8-K	5/25/2010
3.5	Certificate of Correction (Articles of Merger)	8-K	5/25/2010
3.6	Certificate of Amendment to the Certificate of Incorporation	8-K	9/10/2010
3.7	Certificate of Incorporation	SB-2	2/4/2008
3.8	Articles of Merger between AMP Holding Inc. and Workhorse Group Inc.	8-K	4/16/2015
3.9	Certificate of Change filed December 9, 2015	8-K	12/10/2015
3.10	Certificate of Amendment to the Certificate of Incorporation dated August 8, 2017	10-Q	8/9/2017
3.11	Certificate of Amendment to the Certificate of Incorporation dated May 3, 2019	10-Q	5/7/2019
3.12	Certificate of Designation of Series B Preferred Stock	8-K	6/6/2019
3.13	First Amended and Restated Bylaws of Workhorse Group Inc.	8-K	4/4/2022
4.12	Description of Securities Registered under Section 12 of the Securities Exchange Act of 1934	10-K	3/1/2021
10.1	Director Agreement by and between Workhorse Group Inc. and Raymond Chess dated October 24, 2013	8-K	10/30/2013
10.2	Director Agreement by and between Workhorse Group Inc. and Gerald Budde dated December 17, 2015	8-K	12/21/2015
10.3	Director Agreement by and between Workhorse Group Inc. and Benjamin Samuels dated December 17, 2015	8-K	12/21/2015
10.4	Director Agreement by and between Workhorse Group Inc. and Harry DeMott dated September 15, 2016	8-K	9/9/2016
10.5	Form of Indemnification Agreement	10-K	3/1/2021
10.6	Director Agreement by and between Workhorse Group Inc. and Michael L. Clark dated September 28, 2018	8-K	10/1/2018
+ 10.7	Employment Agreement between Workhorse Group Inc. and Anthony Furey, dated November 6, 2019	8-K	11/6/2019
+ 10.8	Employment Agreement between Workhorse Group Inc. and Gregory Ackerson dated November 6, 2019	8-K	11/6/2019
+ 10.9	Employment Agreement between Workhorse Group Inc. and John Graber dated April 20, 2021	8-K	4/21/2021
+ 10.10	Employment Agreement between Workhorse Group Inc. and Ryan Gaul dated April 22, 2021	8-K	4/26/2021
+ 10.11	Employment Agreement between Workhorse Group Inc. and Richard Dauch dated July 26, 2021	8-K	7/26/2021
+ 10.12	Employment Agreement between Workhorse Group Inc. and James D. Harrington, dated August 16, 2021	10-K	3/1/2022

+ 10.13	Employment Agreement between Workhorse Group Inc. and Joshua Anderson, dated September 21, 2021	10-K	3/1/2022
+ 10.14	Employment Agreement between Robert Ginnan and Workhorse Group Inc. dated January 4, 2022	8-K	1/4/2022
10.15	Intellectual Property License Agreement between Workhorse Group Inc. and Lordstown Motors Corp. dated November 7, 2019	10-K	3/13/2020
10.16
Asset Purchase Agreement by Asset Purchase Agreement by and between ST Engineering Hackney, Inc. and Workhorse Group Inc. dated as of October 31, 2019 between ST Engineering Hackney, Inc. and Workhorse Group Inc. dated as of October 31, 2019
		10-K	3/13/2020
10.17	Agreement between Workhorse Group Inc. and Lordstown Motors Corp dated August 1, 2020	8-K	8/4/2020
10.18	Vehicle Supply and Purchase Agreement, dated February 28, 2022, between the Company and GreenPower Motor Company, Inc.	8-K	2/28/2022
10.19	At-the-Market-Sales Agreement, dated March 10, 2022, between the Company and BTIG, LLC.	8-K	3/10/2022
10.20	Form of Purchase Agreement - October 2020	8-K	10/13/2020
10.21	Form of Exchange Agreement - October 2020	8-K	10/13/2020
10.22	Form of Indenture	8-K	10/16/2020
10.23	Form of Securities Exchange Agreement	8-K	10/6/2021
10.24	Form of Securities Exchange Agreement	8-K	11/2/2021
10.25	Form of Exchange Agreement - 2022	8-K	4/5/2022
+ 10.26	2017 Incentive Stock Plan	10-Q	8/9/2022
+ 10.27	2019 Incentive Stock Plan	10-K	3/13/2020
+ 10.28	Form of Non-Statutory Option Award Agreement between Workhorse Group Inc. and Richard Dauch	10-Q	11/9/2021
+ 10.29	Form of Executive Restricted Stock Award Agreement under 2019 Incentive Stock Plan	10-K	3/1/2022
+ 10.30	Form of Performance Share Unit Award Agreement under 2019 Incentive Stock Plan	10-K	3/1/2022
+ 10.31	2023 Long-Term Incentive Plan	†
+ 10.32	Form of Executive Restricted Stock Award Agreement under 2017 Incentive Stock Plan and 2023 Long-Term Incentive Plan	†
+ 10.33	Form of Performance Share Unit Award Agreement under 2017 Incentive Stock Plan and 2023 Long-Term Incentive Plan	†
+ 10.34	Form of Director Restricted Stock Award Agreement under 2017 Incentive Stock Plan	†
+ 10.35	Short-Term Incentive Plan	†
21.1	List of Subsidiaries	†
23.1	Consent of Grant Thornton LLP	†
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	†
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	†
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	†
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	†
101.INS	Inline XBRL INSTANCE DOCUMENT
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Inline XBRL Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
† Exhibits that are filed with this report.
+ Indicates a management contract or compensatory arrangement.
ITEM 16. FORM 10-K SUMMARY
None.

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

WORKHORSE GROUP INC.

Dated:	March 1, 2023	By:	/s/ Richard Dauch
		Name:	Richard Dauch
		Title:	Chief Executive Officer, President and Director (Principal Executive Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on March 1, 2023, on behalf of the registrant and in the capacities indicated.

Signature	Title

/s/ Richard Dauch	Chief Executive Officer, President and Director (Principal Executive Officer)
Richard Dauch

/s/ Robert M. Ginnan	Chief Financial Officer (Principal Financial Officer)
Robert M. Ginnan

/s/ Gregory T. Ackerson	Chief Accounting Officer (Principal Accounting Officer)
Gregory T. Ackerson

/s/ Raymond Chess	Director
Raymond Chess

/s/ Gerald B. Budde	Director
Gerald B. Budde

/s/ H. Benjamin Samuels	Director
H. Benjamin Samuels

/s/ Harry DeMott	Director
Harry DeMott

/s/ Michael L. Clark	Director
Michael L. Clark

/s/ Pamela Mader	Director
Pamela Mader

/s/ Jacqueline Dedo	Director
Jacqueline Dedo

/s/ William G. Quigley III	Director
William G. Quigley III

/s/ Austin Scott Miller	Director
Austin Scott Miller