Form 10-Q
period 2023-03-31
Workhorse Group Inc.
filed 2023-05-15
CIK 1425287

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
The number of shares of the Registrant's Common Stock, $0.001 par value per share, outstanding as of April 30, 2023, was 184,958,342.

i

Forward-Looking Statements

The discussions in this Quarterly Report on Form 10-Q (this “Report”) contain forward-looking statements reflecting our current expectations that involve risks and uncertainties. These statements are made under the “safe harbor” provisions of the U.S. Private Securities Litigation Reform Act of 1995. When used in this Report, the words “anticipate,” “expect,” “plan,” “believe,” “seek,” “estimate” and similar expressions are intended to identify forward-looking statements. These are statements that relate to future periods and include, but are not limited to, statements about the features, benefits and performance of our products, our ability to introduce new product offerings and increase revenue from existing products, expected expenses including those related to selling and marketing, product development and general and administrative, our beliefs regarding the health and growth of the market for our products, anticipated increase in our customer base, expansion of our products functionalities, expected revenue levels and sources of revenue, expected impact, if any, of legal proceedings, the adequacy of our liquidity and capital resources, and expected growth in business. Forward-looking statements are statements that are not historical facts. Such forward-looking statements are subject to risks and uncertainties, which could cause actual results to differ materially from the forward-looking statements contained in this Report. Factors that could cause actual results to differ materially include, but are not limited to: our ability to develop and manufacture our new product portfolio, including the W4 CC, W750, W56 and WNext platforms; our ability to attract and retain customers for our existing and new products; risks associated with obtaining orders and executing upon such orders; supply chain disruptions, including constraints on steel, semiconductors and other material inputs and resulting cost increases impacting our company, our customers, our suppliers or the industry; our ability to capitalize on opportunities to deliver products to meet customer requirements; our limited operations and need to expand and enhance elements of our production process to fulfill product orders; our inability to raise additional capital to fund our operations and business plan; our inability to maintain our listing of our securities on the Nasdaq Capital Market; the ability to protect our intellectual property; market acceptance for our products; our ability to control our expenses; potential competition, including without limitation shifts in technology; volatility in and deterioration of national and international capital markets and economic conditions; global and local business conditions; acts of war (including without limitation the conflict in Ukraine) and/or terrorism; the prices being charged by our competitors; our inability to retain key members of our management team; our inability to satisfy our customer warranty claims; the outcome of any regulatory or legal proceedings; and other risks and uncertainties and other factors discussed from time to time in our filings with the Securities and Exchange Commission (“SEC”), including under the “Risk Factors” section of our annual report on Form 10-K filed with the SEC and this Report. Forward-looking statements speak only as of the date hereof. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based, except as required by law.
All references in this Report that refer to the “Company”, “Workhorse Group”, “Workhorse”, “we,” “us” or “our” are to Workhorse Group Inc.
ii

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Workhorse Group Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

	March 31, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$79,110,576	$99,276,301
Accounts receivable, less allowance for credit losses of $46,259 and zero as of March 31, 2023 and December 31, 2022, respectively	1,815,320	2,079,343
Other receivable	15,000,000	15,000,000
Inventory, net	21,937,725	8,850,142
Prepaid expenses and other current assets	14,984,887	14,152,481
Total current assets	132,848,508	139,358,267
Property, plant and equipment, net	26,924,853	21,501,095
Investment in Tropos	10,000,000	10,000,000
Lease right-of-use assets	11,434,325	11,706,803
Other assets	176,310	176,310
Total Assets	$181,383,996	$182,742,475
Liabilities
Current liabilities:
Accounts payable	$14,458,894	$10,235,345
Accrued and other current liabilities	45,035,950	46,207,431
Deferred revenue, current	2,207,250	3,375,000
Warranty liability	2,066,588	2,207,674
Current portion of lease liabilities	1,390,135	1,285,032
Total current liabilities	65,158,817	63,310,482
Deferred revenue, long-term	2,940,749	2,005,000
Lease liabilities, long-term	8,463,882	8,840,062
Total Liabilities	76,563,448	74,155,544
Commitments and contingencies
Stockholders’ Equity:
Series A preferred stock, par value $0.001 per share, 75,000,000 shares authorized, zero shares issued and outstanding as of March 31, 2023 and December 31, 2022	—	—
Common stock, par value $0.001 per share, 250,000,000 shares authorized, 180,580,804 shares issued and outstanding as of March 31, 2023 and 165,605,355 shares issued and outstanding as of December 31, 2022	180,580	165,605
Additional paid-in capital	757,288,067	736,070,388
Accumulated deficit	(652,648,099)	(627,649,062)
Total stockholders’ equity	104,820,548	108,586,931
Total Liabilities and Stockholders’ Equity	$181,383,996	$182,742,475
See accompanying notes to the Condensed Consolidated Financial Statements.

Workhorse Group Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended March 31,
	2023	2022
Sales, net of returns and allowances	$1,693,415	$14,299
Cost of sales	5,328,119	3,923,351
Gross loss	(3,634,704)	(3,909,052)
Operating expenses
Selling, general and administrative	14,689,843	11,910,259
Research and development	7,224,849	4,011,934
Total operating expenses	21,914,692	15,922,193
Loss from operations	(25,549,396)	(19,831,245)
Interest income (expense), net	550,359	(2,223,290)
Loss before benefit for income taxes	(24,999,037)	(22,054,535)
Benefit for income taxes	—	—
Net loss	$(24,999,037)	$(22,054,535)

Net loss per share of common stock
Basic and Diluted	$(0.15)	$(0.15)

Weighted average shares used in computing net loss per share of common stock
Basic and Diluted	167,144,351	151,939,491
See accompanying notes to the Condensed Consolidated Financial Statements.

Workhorse Group Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Number of Shares	Amount
Balance as of December 31, 2022	165,605,355	$165,605	$736,070,388	$(627,649,062)	$—	$108,586,931
Issuance of common stock	14,384,776	14,384	18,577,804	—	—	18,592,188
Stock options and vesting of restricted shares*	590,567	591	(384,514)	—	—	(383,923)
Stock-based compensation	—	—	3,024,389	—	—	3,024,389
Net loss for the three months ended March 31, 2023	—	—	—	(24,999,037)	—	(24,999,037)
Balance as of March 31, 2023	180,580,698	$180,580	$757,288,067	$(652,648,099)	$—	$104,820,548

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Number of Shares	Amount
Balance as of December 31, 2021	151,915,455	$151,916	$686,318,201	$(510,374,844)	$(1,402,500)	$174,692,773
Stock options and vesting of restricted shares*	78,415	78	(196,340)	—	—	(196,262)
Stock-based compensation	—	—	2,350,293	—	—	2,350,293
Net loss for the three months ended March 31, 2022	—	—	—	(22,054,535)	—	(22,054,535)
Other comprehensive loss	—	—	—	—	1,402,500	1,402,500
Balance as of March 31, 2022	151,993,870	$151,994	$688,472,154	$(532,429,379)	$—	$156,194,769
*Net of tax payments related to shares withheld for option exercises and vested stock.
See accompanying notes to the Condensed Consolidated Financial Statements.

Workhorse Group Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
	2023	2022
Cash flows from operating activities:
Net loss	$(24,999,037)	$(22,054,535)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	640,362	319,984
Change in fair value and loss on exchange of convertible notes	—	1,769,857
Deferred revenue	(232,001)	—
Stock-based compensation	3,024,389	2,350,293
Change in inventory and prepaid purchases reserve	149,496	519,939
Other non-cash items	221,262	310,480
Effects of changes in operating assets and liabilities:
Accounts receivable	120,273	98,347
Inventory, net	(13,320,359)	(3,477,474)
Prepaid expenses and other current assets	(749,125)	(4,166,915)
Other assets	—	(55,661)
Accounts payable, accrued liabilities and other	2,536,424	(6,088,342)
Warranty liability	(141,086)	(268,453)
Net cash used in operating activities	(32,749,402)	(30,742,480)
Cash flows from investing activities:
Capital expenditures	(5,404,727)	(3,595,842)
Net cash used in investing activities	(5,404,727)	(3,595,842)
Cash flows from financing activities:
Proceeds from issuance of common stock	18,592,188	—
Payments on finance lease	(219,861)	(64,934)
Exercise of options and restricted share award activity	(383,923)	(196,262)
Net cash provided by (used in) financing activities	17,988,404	(261,196)
Change in cash and cash equivalents	(20,165,725)	(34,599,518)
Cash and cash equivalents, beginning of the period	99,276,301	201,647,394
Cash and cash equivalents, end of the period	$79,110,576	$167,047,876

See accompanying notes to the Condensed Consolidated Financial Statements.

Workhorse Group Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1.SUMMARY OF BUSINESS AND SIGNIFICANT ACCOUNTING PRINCIPLES
Overview
We are an American technology company with a vision to pioneer the transition to zero-emission commercial vehicles. Our primary focus is to provide sustainable and cost-effective solutions to the commercial transportation sector. We design and manufacture all-electric trucks and drone systems, including the technology that optimizes the way these vehicles operate. We are focused on our core competency of bringing our electric vehicle platforms to market.

Liquidity and Capital Resources

From inception, we have financed our operations primarily through sales of equity securities and issuance of debt. We have utilized this capital for research and development and to fund designing, building and delivering vehicles to customers and for working capital purposes.

The Company had sales of $1.7 million, incurred a net loss of $25.0 million and used $32.7 million of cash in operating activities during the three months ended March 31, 2023. As of March 31, 2023, the Company had $79.1 million of cash and cash equivalents, working capital of $67.7 million and an accumulated deficit of $652.6 million.

We have made significant progress executing on our revised strategic product roadmap for our electric vehicle offerings and expect to generate additional sales within the next twelve months to help support our operations. Additionally, management plans to reduce its discretionary spend related to non-contracted capital expenditures and other expenses, if necessary. These plans alleviated the substantial doubt about our ability to continue as a going concern caused by the significant losses from operations and cash used in operating activities. However, if the expected sales are not generated and management is not able to control capital expenditures and other expenses, we will continue to incur substantial operating losses and negative cash flows from operations. There can be no assurance that we will be successful in implementing its plans or acquiring additional funding, that our projections of its future working capital needs will prove accurate, or that any additional funding would be sufficient to continue operations in future periods.

Our future liquidity and working capital requirements will depend on numerous factors, including, the ability to generate sales, the ability to control capital expenditures and other expenses, and the ability to raise funds via private or public placement of our equity securities.

We currently intend to raise additional funds through issuance of equity, including through the continued use of the At-The-Market Program. If we are unable to maintain sufficient financial resources, its business, financial condition and results of operations will be materially and adversely affected. This could affect future vehicle program production and sales. Failure to obtain additional equity financing will have a material, adverse impact on our business operations. There can be no assurance that we will be able to obtain the needed financing on acceptable terms or at all. Additionally, any equity financings would likely have a dilutive effect on the holdings of our existing stockholders.
Principles of Consolidation
The accompanying Condensed Consolidated Financial Statements have been prepared in conformity with U.S. generally accepted accounting principles (“GAAP”) and reflect our accounts and operations and those of our wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated upon consolidation.
In the opinion of our management, the Unaudited Condensed Consolidated Financial Statements include all adjustments that are necessary for the fair presentation of Workhorse’s financial condition, results of operations and cash flows for the interim periods presented. Such adjustments are of a normal, recurring nature. The results of operations and cash flows for the interim periods presented may not necessarily be indicative of full-year results. Reference should be made to the financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2022.

Reclassifications
Certain prior period balances have been reclassified to conform to the current year presentation in the condensed consolidated financial statements and the accompanying notes. These reclassifications have no effect on previously reported results of operations or stockholders’ equity.
Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, costs and expenses and related disclosures in the accompanying notes.

2.    INVENTORY, NET

Inventory, net consisted of the following:

	March 31, 2023	December 31, 2022
Raw materials	$19,600,931	$42,500,878
Work in process	103,444	25,210,131
Finished goods	4,891,142	301,645
	24,595,517	68,012,654
Less: inventory reserves	(2,657,792)	(59,162,512)
Inventory, net	$21,937,725	$8,850,142
We reserve inventory for any excess or obsolete inventories or when we believe the net realizable value of inventories is less than the carrying value.
As of March 31, 2023 and December 31, 2022, we carried inventory reserves of $2.7 million and $59.2 million, respectively. The period over period decrease in inventory reserves was primarily driven by our efforts to sell and dispose of C-Series vehicle program inventory, which was fully reserved as the program was discontinued at the end of 2022. The sale and disposal activity did not have a material impact on the Company’s results of operations during the quarter.
3.     CONTRACT MANUFACTURING SERVICES AND INVESTMENT IN TROPOS

We have a minority ownership in Tropos Technologies, Inc. (“Tropos”) with a value of $10.0 million as of March 31, 2023 and December 31, 2022. The investment was obtained in exchange for a cash payment of $5.0 million, and a $5.0 million contribution of non-cash consideration representing a deposit from Tropos for future assembly services. The non-cash consideration is recorded as Deferred Revenue until the assembly service performance obligations are satisfied.
We elected to utilize the measurement alternative allowed under GAAP to record our Investment in Tropos at cost less impairment, if applicable. as of March 31, 2023 and December 31, 2022.

4.    PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consisted of the following:

	March 31, 2023	December 31, 2022
Prepaid purchases(1)	$35,143,035	$34,611,649
Less: prepaid purchases reserve(2)	(22,080,204)	(22,163,338)
Prepaid purchases, net	13,062,831	12,448,311
Prepaid insurance	1,203,243	1,198,769
Other	718,813	505,401
Prepaid expenses and other current assets	$14,984,887	$14,152,481

(1) Our prepaid purchases consist primarily of deposits made to our suppliers for non-recurring engineering costs and production parts. The increase in prepaid purchases as compared to December 31, 2022 is primarily due to deposits on supplier orders related to our W56 vehicle platform.
(2) We record reserves on prepaid purchases that are significantly aged, for balances that represent deposits for certain production parts related to the Company’s C-Series vehicle platform, and for balances specifically identified as having a carrying value in excess of net realizable value. The reserve represents our best estimate of deposits on orders that we do not expect to recover.

5.    REVENUE
The following table provides a summary of sales activity for the periods indicated:

	Three Months Ended March 31,
	2023	2022
Sales, net of returns and allowances	$1,354,500	$—
Other sales	338,915	14,299
Total sales, net of returns and allowances	$1,693,415	$14,299
Sales for the three months ended March 31, 2023 consisted primarily of W4 CC vehicle sales. Other sales for the three months ended March 31, 2023 consisted of delivery service, parts sales and other services.
Deferred revenue is equivalent to the total service fee allocated to the assembly service performance obligations that are unsatisfied as of the balance sheet date. Deferred revenue was $5.1 million and $5.4 million as of March 31, 2023 and December 31, 2022, respectively.
Revenue recognized from the deferred revenue balance as of March 31, 2023 and 2022 was $0.1 million and zero for the three months ended March 31, 2023 and 2022, respectively. Of the total deferred revenue for assembly services, we expect to recognize $2.2 million of revenue in the next 12 months.

6.    ACCRUED AND OTHER CURRENT LIABILITIES

Accrued and other current liabilities consisted of the following:

	March 31, 2023	December 31, 2022
Legal reserve (Note 13)	$35,000,000	$35,000,000
Compensation and related costs	4,714,720	4,967,187
Other	5,321,230	6,240,244
Total accrued and other current liabilities	$45,035,950	$46,207,431

Warranties

Warranty liability activity consisted of the following for the periods indicated:

	Three Months Ended March 31,
	2023	2022
Warranty liability, beginning of period	$2,207,674	$4,583,916
Warranty costs incurred	(287,813)	(987,701)
Provision for warranty	146,727	(1,388,541)
Warranty liability, end of period	$2,066,588	$2,207,674

7.    LEASES
We have entered into various operating and finance lease agreements for offices, manufacturing and warehouse facilities. We determine if an arrangement is a lease, or contains a lease provision, at inception and record the leases in our financial statements upon lease commencement, which is the date when the underlying asset is made available for our use by the lessor.
We have elected not to disclose in the Condensed Consolidated Balance Sheets leases with a lease term of 12 months or less at lease inception that do not contain a purchase option or renewal term provision we are reasonably certain to exercise. All other lease right-of-use assets and lease liabilities are recognized based on the present value of lease payments over the lease term at commencement date. Because most of our leases do not provide an implicit rate of return, we used our incremental borrowing rate based on the information available at lease commencement date in determining the present value of lease payments.
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

	Three Months Ended March 31,
	2023	2022
Short-term lease expense	$58,307	$175,905
Operating lease expense	572,340	297,423
Total lease expense	$630,647	$473,328

Lease right-of-use assets consisted of the following:

	March 31, 2023	December 31, 2022
Operating leases	$5,662,577	$5,884,865
Finance leases	5,771,748	5,821,938
Total lease right-of-use assets	$11,434,325	$11,706,803

Lease liabilities consisted of the following:

	March 31, 2023	December 31, 2022
Operating leases	$6,851,027	$6,977,896
Finance leases	3,002,990	3,147,198
Total lease liabilities	9,854,017	10,125,094
Less: current portion	(1,390,135)	(1,285,032)
Long-term portion	$8,463,882	$8,840,062

8.    STOCK-BASED COMPENSATION
We maintain, as approved by the board of directors and the stockholders, the 2017 Incentive Stock Plan and the 2019 Incentive Stock Plan (the “Plans”) providing for the issuance of stock-based awards to employees, officers, directors or consultants of the Company. Non-qualified stock options may only be granted with an exercise price equal to the market value of our common stock on the grant date. Awards under the Plan may be either vested or unvested options, or unvested restricted stock. The Plans have authorized 13.0 million shares for issuance of stock-based awards. As of March 31, 2023 there were approximately 8.8 thousand shares available for issuance of future stock awards under the Plans. Subsequent to March 31, 2023, the 2023 Long-Term Incentive Plan was approved by the board of directors and the stockholders, providing 4.5 million shares available for issuance of future stock awards.
Stock-based compensation expense
The following table summarizes stock-based compensation expense for the periods indicated:

	Three Months Ended March 31,
	2023	2022
Stock options	$240,538	$232,378
Restricted stock awards	2,061,838	1,679,244
Performance-based restricted stock awards	722,013	438,671
Total stock-based compensation expense	$3,024,389	$2,350,293

Stock options
A summary of stock option activity for the three months ended March 31, 2023 is as follows:

	Number of Options	Weighted Average Exercise Price per Option	Weighted Average Remaining Contractual Life (Years)
Balance, December 31, 2022	423,626	$7.60	6.7
Exercised	(200)	1.81
Balance, March 31, 2023	423,426	$7.63	6.7
Number of options exercisable at March 31, 2023	271,210	$6.29	5.4

As of March 31, 2023, unrecognized compensation expense was $1.4 million for unvested options which is expected to be recognized over the next 1.4 years.

Restricted stock awards
A summary of restricted stock award activity for the three months ended March 31, 2023 is as follows:

	Number of Unvested Shares	Weighted Average Grant Date Fair Value per Share
Balance, December 31, 2022	3,511,598	$4.86
Granted	1,980,722	2.02
Vested	(811,650)	4.13
Forfeited	(19,065)	4.32
Balance, March 31, 2023	4,661,605	$3.71

As of March 31, 2023, unrecognized compensation expense was $15.5 million for unvested restricted stock awards which is expected to be recognized over the next 1.9 years.

Performance share units (“PSUs”)

We have 1.2 million PSUs issued to certain executives. The vesting of the PSUs is conditioned upon achievement of certain performance objectives over a performance period ending December 31, 2024 as defined in each award agreement. Fifty percent of the PSUs vest based upon the Company’s total shareholder return as compared to a group of peer companies (“TSR PSUs”), and fifty percent of the PSUs vest based upon our performance on certain measures including a cumulative adjusted EBITDA target (“EBITDA PSUs”). Depending on the actual achievement on the performance objectives, the grantee may earn between 0% and 200% of the target PSUs.

A summary of the activity for PSU awards with total shareholder return performance objectives for the three months ended March 31, 2023 is as follows:

	Number of Unvested Shares	Weighted Average Grant Date Fair Value per Share
Balance, December 31, 2022	738,751	$11.79
Granted	—	—
Forfeited	—	—
Balance, March 31, 2023	738,751	$11.79
The grant date fair value of $11.79 per TSR PSU was estimated using a Monte-Carlo simulation model using a volatility assumption of 117% and risk-free interest rate of 0.69%.

As of March 31, 2023, unrecognized compensation expense was $5.1 million for unvested TSR PSUs, which is expected to be recognized over the next 1.8 years.

A summary of the PSU awards with cumulative adjusted EBITDA targets for the three months ended March 31, 2023 is as follows:

Number of Unvested Shares
Balance, December 31, 2022	432,546
Granted	—
Forfeited	—
Balance, March 31, 2023	432,546
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

9.    STOCKHOLDERS’ EQUITY
At-The-Market Sales Agreement
On March 10, 2022, we entered into an At-The-Market Sales Agreement, which established an at-the-market equity program (the “ATM Program”). Under the ATM Program, we may offer and sell shares of our common stock having an aggregate sales price of up to $175.0 million.
During the three months ended March 31, 2023, we issued 14.4 million shares under the ATM Program for net proceeds of $18.6 million. The remaining aggregate sales available under the ATM Program is $142.9 million as of March 31, 2023.
Common Stock
On October 31, 2019, the Company and ST Engineering Hackney, Inc. (“Hackney”) entered into an Asset Purchase Agreement to purchase certain assets and assume certain liabilities of Hackney for a purchase price of $7.0 million, resulting in the Company depositing $1.0 million of cash and approximately 2.3 million shares of its common stock originally valued at $6.6 million into an escrow account as collateral. The 2.3 million shares of common stock were released from escrow as of March 31, 2023 and we do not expect to make further payments to Hackney in connection with the Asset Purchase Agreement.

10.    INCOME TAXES
As of March 31, 2023 and December 31, 2022, our deferred tax liability was zero. Cumulative deferred tax assets are fully reserved as there is not sufficient evidence to conclude it is more likely than not the deferred tax assets are realizable. No current liability for federal or state income taxes has been included in these Condensed Consolidated Financial Statements due to the loss for the periods.

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

The following table presents the potentially dilutive shares that were excluded from the computation of diluted net loss per share of common stock, because their effect was anti-dilutive:

	Three Months Ended March 31,
	2023	2022
Stock-based awards and warrants	7,295,359	6,525,999
Convertible notes(1)	—	7,828,917

(1) Represents shares issued in exchange of convertible notes in April 2022.

12.    RECENT ACCOUNTING PRONOUNCEMENTS

Accounting Standards and Pronouncements Recently Adopted
There are no accounting standards or pronouncements recently adopted impacting the Company.
Accounting Standards and Pronouncements Not Yet Adopted
There are no accounting standards or pronouncements not yet adopted impacting the Company.

13.    COMMITMENTS AND CONTINGENCIES

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

Federal Motor Vehicle Safety Standards (“FMVSS”) Certification and Other Regulatory Matters

For information regarding certain regulatory matters, see Note 17, “Commitments and Contingencies – Federal Motor Vehicle Safety Standards (“FMVSS”) Certification and Other Regulatory Matters” included in Item 8, “Financial Statements and Supplementary Data” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

Legal Proceedings

Securities Litigation

On October 24, 2022, the Company entered into a binding term sheet to resolve the putative class action (the “Securities Class Action”) brought in the Central District of California (Case No.2:21-cv-02072) on behalf of purchasers of the Company’s securities from March 10, 2020 through May 10, 2021 as well as the related Shareholders Derivative Litigation described below. On January 13, 2023, the parties executed a Stipulation of Settlement setting forth the terms of the settlement of the class action and resolution of all claims. Under these terms, Workhorse will pay $15 million in cash, which is expected to be funded fully by proceeds of available insurance, and $20 million payable in shares of Workhorse stock. A Motion for Preliminary Approval of Class Action Settlement was filed on January 13, 2023, and the Court granted preliminary approval of the settlement on February 14, 2023. The Court set the final approval hearing for July 24, 2023. The settlement is subject to approval by the Court, and there can be no assurance that the settlement will be approved on those terms or at all. The Company recorded a $15 million insurance receivable in Other receivable and a $35 million legal reserve in Accrued liabilities and other in the Consolidated Balance Sheet at March 31, 2023.

For additional information regarding the securities class action litigation filed against the Company, Duane Hughes, Steve Schrader, Robert Willison and Gregory Ackerson, see Note 17, “Commitments and Contingencies – Legal Proceedings – Securities Litigation” included in Item 8, “Financial Statements and Supplementary Data” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

Shareholder Derivative Litigation

As described in detail in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, a total of eight substantively similar derivative actions were originally filed for breach of fiduciary duty and unjust enrichment against Duane Hughes, Steve Schrader, Stephen Fleming, Robert Willison, Anthony Furey, Gregory Ackerson, H. Benjamin Samuels, Raymond J. Chess, Harry DeMott, Gerald B. Budde, Pamela S. Mader, Michael L. Clark and Jacqueline A. Dedo in state court in Nevada, state court in Ohio, and federal courts in Nevada, Ohio and California (collectively, the "Shareholder Derivative Litigation"). In these actions, the plaintiffs allege the defendants breached their fiduciary duties by allowing or causing the Company to violate the federal securities laws as alleged in the Securities Class Action discussed above and by selling Company stock and receiving other compensation while allegedly in possession of material non-public information about the prospect of the USPS awarding the contract to an electric vehicle manufacturer given electrifying the USPS’s entire fleet allegedly have been impractical and expensive. The plaintiffs seek damages and disgorgement in an indeterminate amount.

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

On April 10, 2022, the parties executed a Stipulation of Settlement setting forth the terms of the settlement of the derivative actions and resolving all claims. Under the terms of the settlement, the Company will receive $12.5 million of the $15.0 million described above from the Company’s directors and officers insurers and will, in turn, deliver the $12.5 million in connection with the settlement of the Securities Litigation. The Company has also agreed to adopt various corporate governance changes. On April 21, 2023, the Court granted preliminary approval of the settlement and set a hearing for final approval on June 21, 2023. There can be no assurance that the settlement will be approved on those terms or at all.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview
We are an American technology company with a vision to pioneer the transition to zero-emission commercial vehicles. Our primary focus is to provide sustainable and cost-effective solutions to the commercial transportation sector. We design and manufacture all-electric trucks and drone systems, including the technology that optimizes the way these vehicles operate. We are focused on our core competency of bringing our electric vehicle platforms to market.

We continue to seek opportunities to grow the business organically, and by expanding relationships with existing and new customers. We believe we are well positioned to take advantage of long-term opportunities and continue our efforts to bring product innovations to-market.
Recent Developments
Certified Dealer Program
In March 2023, we launched our new Certified Dealer Program, an initiative to develop an official network of verified dealers trained to safely repair and maintain the electric components of the Company’s vehicles. As part of the Certified Dealer Program, we established a comprehensive training program enabling dealers to safely assist customers with vehicle maintenance in addition to providing strategies for vehicle deployment into their fleets. To ensure high quality vehicle maintenance, Workhorse certified dealers have also made investments in EV charging infrastructure, tooling, and building out spare parts inventory. The Certified Dealer Program is designed to provide a strong foundation of safety and reliability in our vehicles for both our dealers and end customers.
Vehicles in Production
We continue to focus on product quality, manufacturing capacity and operational planning, and engineering and design to enable increased deliveries and deployments of our products and future revenue growth. During the period, we continued executing our revised strategic product roadmap for our electric vehicle offerings, including the production of the W4CC, W750, Horsefly and Falcon vehicles. We also began executing on our assembly services for the Tropos vehicles. In addition to our ongoing production ramp in 2023, we also intend to continue to generate demand and brand awareness by improving our vehicles’ performance and functionality, including through development of new vehicle platforms such as the W56 and WNext. We expect to continue to benefit from ongoing electrification of the automotive sector and increasing environmental awareness.
Recent Trends and Market Conditions

We continue to monitor macroeconomic conditions to remain flexible and to optimize and evolve our business as appropriate, and we will have to accurately project demand and infrastructure requirements globally and deploy our production, workforce and other resources accordingly. For more detailed descriptions of the impact and risks to our business, please see certain risk factors described in Part I, Item 1A, Risk Factors in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 1, 2023 (the Form 10-K”) and Part II, Item 1A, Risk Factors in this Quarterly Report on Form 10-Q.

Commodities. Prices for commodities remain volatile, and we expect to experience price increases for base metals and raw materials that are used in batteries for electric vehicles (e.g., lithium, cobalt, and nickel) as well as steel, aluminum and other material inputs. Global demand and differences in output across sectors as a result of the COVID-19 pandemic and geopolitical uncertainties have generated divergence in price movements across different commodities. We expect the net impact on us overall will be higher material costs.

Supply Chain. We continue to develop relationships with suppliers of key parts, components and raw materials to be used in the manufacturing of our products such as batteries, electronics, and vehicle chassis that are sourced from suppliers across the world. As we continue to execute on our new vehicle platforms, we will continue to identify supplier relationship and vehicle platform synergies which may allow us to take advantage of pricing efficiencies from economies of scale. Where available, we will utilize multiple supply sources for key parts, and we work to qualify multiple supply sources to allow us to take advantage of pricing efficiencies and minimize potential production risks related to supply chain.

Inflation. Inflation continues to impact our operations, resulting from both supply and demand imbalances as economies continue to face constraints as well as the impact on the availability and cost of energy and other commodities as a result of the ongoing Ukraine and Russia conflict. We are seeing a near-term impact on our business due to inflationary pressure. In an effort to dampen inflationary pressures, central banks have continued to raise interest rates which will likely raise the cost of any financing the Company may undertake in the future.

The following section provides a narrative discussion about our financial condition and results of operations. The comments should be read in conjunction with our Condensed Consolidated Financial Statements and related Notes thereto included in Item 1 of this Form 10-Q and in conjunction with the 10-K filed with the SEC on March 1, 2023.

Results of Operations
The following table sets forth, for the periods indicated, the components of the Company's Condensed Consolidated Statements of Operations:

	Three Months Ended March 31,
	2023	2022
Sales, net of returns and allowances	$1,693,415	$14,299
Cost of sales	5,328,119	3,923,351
Gross loss	(3,634,704)	(3,909,052)
Operating expenses
Selling, general and administrative	14,689,843	11,910,259
Research and development	7,224,849	4,011,934
Total operating expenses	21,914,692	15,922,193
Loss from operations	(25,549,396)	(19,831,245)
Interest income (expense), net	550,359	(2,223,290)
Loss before benefit for income taxes	(24,999,037)	(22,054,535)
Benefit for income taxes	—	—
Net loss	$(24,999,037)	$(22,054,535)

Sales, net of returns and allowances
Sales, net of returns and allowances for the three months ended March 31, 2023 and 2022 were $1.7 million and $14,299, respectively. The increase is primarily due to sales of the W4 CC vehicle during the first quarter of 2023.
Cost of sales
Cost of sales for the three months ended March 31, 2023 and 2022 were $5.3 million and $3.9 million, respectively. The increase in cost of sales was primarily due to a $1.1 million increase in employee compensation and related expenses to support vehicle production during the period and a $0.9 million increase in costs related to direct and indirect materials. The increase in cost of sales was partially offset by a $0.4 million decrease in inventory reserve expenses and a $0.2 million decrease in overhead related costs.
Selling, general and administrative expenses
Selling, general and administrative (“SG&A”) expenses during the three months ended March 31, 2023 and 2022 were $14.7 million and $11.9 million, respectively. The increase was driven by a $3.1 million increase in employee compensation and related expenses primarily due to increased headcount and non-cash stock-based compensation expense.

Research and development expenses
Research and development (“R&D”) expenses during the three months ended March 31, 2023 and 2022 were $7.2 million and $4.0 million, respectively. The increase was primarily driven by a $1.7 million increase in prototype expenses related to the continued development of our expanding product roadmap including the HorseFly, Falcon, W750, W56, and WNext vehicle programs, an increase of $0.7 million in employee compensation and related expenses due to increased headcount and a $0.3 million increase in consulting expenses.

Interest income (expense), net

Net interest income for the three months ended March 31, 2023 was $0.6 million compared to net interest expense of $2.2 million for the three months ended March 31, 2022. Net interest income in the current period is driven by interest earned on cash in our money market investment account. Net interest expense in the prior period is primarily related to fair value adjustments, contractual interest expense, and loss on conversion of our former convertible notes, which were exchanged for shares of our common stock during 2022.
Income taxes
Benefit for income taxes during the three months ended March 31, 2023 and 2022 was zero.

Liquidity and Capital Resources
We have financed our operations primarily through sales of equity securities and issuance of debt. We have utilized this capital for research and development to fund designing, building and delivering vehicles to customers and for working capital purposes.
We had $1.7 million of sales for the three months ended March 31, 2023. As of March 31, 2023, the Company had $79.1 million in cash and cash equivalents, positive working capital of $67.7 million, accumulated deficit of $652.6 million, and during the three months ended March 31, 2023 incurred a loss from operations of $25.5 million and used $32.7 million of cash in operating activities. We have made significant progress executing on our revised strategic product roadmap for our electric vehicle offerings, and we expect to generate additional sales revenue within the next twelve months which will help support our operations. Additionally, management plans to reduce its discretionary spend related to non-contracted capital expenditures and other expenses, if necessary. However, if the expected sales are not generated and management is not able to control capital expenditures and other expenses, we will continue to incur substantial operating losses and negative cash flows from operations. There can be no assurance that we will be successful in implementing our plans or acquiring additional funding, that our projections of our future working capital needs will prove accurate, or that any additional funding would be sufficient to continue operations in future years.

Our annual cash burn increased during the period ended March 31, 2023, however we expect it to decrease overall for the period ending December 31, 2023, despite increased working capital requirements and R&D activities.

We will primarily rely upon a private or public placement of our equity securities, including the continued use of the At-the-Market Program, for which there can be no assurance we will be successful in such efforts. If we are unable to maintain sufficient financial resources, our business, financial condition and results of operations, as well as our ability to continue to develop, produce and market our new vehicle platforms, will be materially and adversely affected. This could affect future vehicle program production and sales. Failure to obtain additional equity financing will have a material, adverse impact on the Company’s business operations. There can be no assurance that we will be able to obtain the financing needed to achieve our goals on acceptable terms or at all. Additionally, any equity financings would likely have a dilutive effect on the holdings of the Company’s existing stockholders.
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
As of March 31, 2023, our total minimum future lease payments were $9.9 million. A description of our lease obligations is contained in Note 7, Leases, of the Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q.

Sources and Condition of Liquidity
On March 10, 2022, we entered into the ATM Program. Under the ATM Program, we may offer and sell shares of our common stock having an aggregate sales price of up to $175.0 million, in amounts and at times determined by management. During the three months ended March 31, 2023, we issued 14.4 million shares under the ATM Program for net proceeds of $18.6 million, leaving up to $142.9 million available through the issuance of shares of common stock under the ATM Program.
With the exception of contingent and royalty payments we may receive under our existing agreements, we do not currently have any committed future funding. To the extent we raise additional capital by issuing equity securities, including under the ATM Program, our stockholders could at that time experience substantial dilution. Any debt financing that we can obtain may include operating covenants that restrict our business.
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
For the three months ended March 31, 2023, we maintained an investment in a bank money market fund. Cash in excess of immediate requirements is invested with regard to liquidity and capital preservation. Wherever possible, we seek to minimize the potential effects of concentration and degrees of risk. We will continue to monitor the impact of the changes in the conditions of the credit and financial markets to our investment portfolio and assess if future changes in our investment strategy are necessary.
Summary of Cash Flows

	Three Months Ended March 31,
	2023	2022
Net cash used in operating activities	$(32,749,402)	$(30,742,480)
Net cash used in investing activities	$(5,404,727)	$(3,595,842)
Net cash provided by (used in) financing activities	$17,988,404	$(261,196)

Cash Flows from Operating Activities
Our cash flows from operating activities are affected by our cash investments to support the business in R&D, manufacturing, SG&A. Our operating cash flows are also affected by our working capital needs to support fluctuations in inventory, accounts payable and other current assets and liabilities.
During the three months ended March 31, 2023 and 2022, net cash used in operating activities was $32.7 million and $30.7 million, respectively. The increase in net cash used in operations was primarily attributable to an increase in spend related to the initial inventory build as we continue to ramp up our production of the W4 CC and W750 vehicle platforms.
Cash Flows from Investing Activities
Cash used in investing activities and their variability across each period related primarily to capital expenditures to upgrade our production and research and development facilities, which were $5.4 million for the three months ended March 31, 2023 and $3.6 million for the three months ended March 31, 2022.
Cash Flows from Financing Activities
Net cash provided by financing activities during the three months ended March 31, 2023 was $18.0 million, which is primarily attributable to the issuance of common stock under our ATM Program which provided net proceeds of approximately $18.6 million.

Net cash used in financing activities during the three months ended March 31, 2022 was $0.3 million, which consisted of payments on financing leases and tax payments related to shares withheld for option exercises and vesting of restricted share awards.

Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Critical Accounting Estimates
A discussion of our critical accounting estimates is contained in our Annual Report on Form 10-K for the year ended December 31, 2022, under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Recent Accounting Pronouncements
A description of recently issued and adopted accounting pronouncements is contained in Note 12, Recent Accounting Pronouncements, of the Condensed Consolidated Financial Statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
For a discussion of our quantitative and qualitative disclosures about market risk, see “Quantitative and Qualitative Disclosures About Market Risks” included in our Annual Report on Form 10-K for the year ended December 31, 2022, under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” There have been no material changes to the information provided in our Annual Report on Form 10-K for the year ended December 31, 2022.

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
Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that, as of the end of the period covered by this Quarterly Report, our disclosure controls and procedures were effective.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS

For a description of certain material legal proceedings, please see Note 13, Commitments and Contingencies, to the Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q.

ITEM 1A. RISK FACTORS

For a detailed discussion of risk factors affecting us, see “Part I – Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022. Except as set forth below, there have been no material changes in the current period regarding our risk factors.

We have a limited number of shares of common stock available for future issuance which could adversely affect our ability to raise capital, attract qualified personnel or consummate strategic transactions.

We are currently authorized to issue 250 million shares of common stock under our articles of incorporation. As of April 30, 2023, we have 185 million shares outstanding and expect to issue $20.0 million common stock in connection with the Stipulation of Settlement we reached for our stockholder derivative litigation. Due to the limited number of authorized shares of common stock available for future issuance, we may not able to raise additional equity capital or use our shares as consideration for a merger or other business combination unless we increase the number of shares we are authorized to issue. In addition, we use equity awards as a key element of executive compensation and believe this type of equity compensation is critical to our ability to attract and retain highly qualified personnel. If we do not have sufficient shares available for delivery on equity awards, our ability to accomplish these purposes will be diminished.

As a result of a decline in our stock price, we will have to issue more shares under the Stipulation of Settlement, in equity awards to our executives, when raising capital and in strategic transactions. We would need stockholder approval to increase the number of our authorized shares of our common stock. We can provide no assurance that we would succeed in getting stockholder approval to amend our articles of incorporation to increase the number of shares of common stock we are authorized to issue. Any failure or delay could negatively impact our business, prospects and results of operations.

The unavailability, reduction, elimination or adverse application of government subsidies, incentives and regulations could have an adverse effect on our business, prospects, financial condition and operating results.

We believe the availability of government subsidies and incentives, including the California Hybrid and Zero-Emission Truck and Bus Voucher Incentive Project (“HVIP”), is an important factor considered by our customers when purchasing our vehicles. Our growth depends in part on the availability and amounts of these subsidies and incentives. Many of our current and prospective customers are seeking to leverage HVIP due to its ease of access and amount of funding available per vehicle. In addition, some of our purchase orders have contingencies related to HVIP funding. If our vehicles, including our W4CC and W750, fail to qualify for the HVIP, or we experience a material delay in obtaining qualification for the HVIP program, our business, financial condition and results of operations would suffer. Furthermore, any reduction, elimination or discriminatory application of the HVIP or other government subsidies and incentives because of budgetary challenges, policy changes, the reduced need for such subsidies and incentives due to the perceived success of electric vehicles or other reasons may result in the diminished price competitiveness of the alternative fuel vehicle industry.

In addition, these factors could heighten many of our known risks described in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit No.	Description
+ 10.1
Workhorse Group Inc. 2023 Long-Term Incentive Plan, as amended and restated, effective as of May 2, 2023 (incorporated by reference to Appendix A to the registrant’s definitive additional materials as filed with the Securities and Exchange Commission on April 24, 2023).

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

WORKHORSE GROUP INC.

Dated: May 15, 2023	By:	/s/ Richard Dauch
Name: Richard Dauch Title: Chief Executive Officer (Principal Executive Officer)

Dated: May 15, 2023	By:	/s/ Robert M. Ginnan
Name: Robert M. Ginnan Title: Chief Financial Officer (Principal Financial Officer)

Dated: May 15, 2023	By:	/s/ Gregory T. Ackerson
Name: Gregory T. Ackerson Title: Chief Accounting Officer (Principal Accounting Officer)