Form 10-Q
period 2023-06-30
Workhorse Group Inc.
filed 2023-08-14
CIK 1425287

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
The number of shares of the Registrant's Common Stock, $0.001 par value per share, outstanding as of July 31, 2023, was 210,793,111.

i

Forward-Looking Statements

The discussions in this Quarterly Report on Form 10-Q (this “Report”) contain forward-looking statements reflecting our current expectations that involve risks and uncertainties. These statements are made under the “safe harbor” provisions of the U.S. Private Securities Litigation Reform Act of 1995. When used in this Report, the words “anticipate,” “expect,” “plan,” “believe,” “seek,” “estimate” and similar expressions are intended to identify forward-looking statements. These are statements that relate to future periods and include, but are not limited to, statements about the features, benefits and performance of our products, our ability to introduce new product offerings and increase revenue from existing products, expected expenses including those related to selling and marketing, product development and general and administrative, our beliefs regarding the health and growth of the market for our products, anticipated increase in our customer base, expansion of our products functionalities, expected revenue levels and sources of revenue, expected impact, if any, of legal proceedings, the adequacy of our liquidity and capital resources, and expected growth in business. Forward-looking statements are statements that are not historical facts. Such forward-looking statements are subject to risks and uncertainties, which could cause actual results to differ materially from the forward-looking statements contained in this Report. Factors that could cause actual results to differ materially include, but are not limited to: our ability to develop and manufacture our new product portfolio, including the W4 CC, W750, W56 and WNext platforms; our ability to attract and retain customers for our existing and new products; risks associated with obtaining orders and executing upon such orders; the unavailability, reduction, elimination or adverse application of government subsidies, incentives and regulations; supply chain disruptions, including constraints on steel, semiconductors and other material inputs and resulting cost increases impacting our company, our customers, our suppliers or the industry; our ability to capitalize on opportunities to deliver products to meet customer requirements; our limited operations and need to expand and enhance elements of our production process to fulfill product orders; our inability to raise additional capital to fund our operations and business plan; our inability to maintain our listing of our securities on the Nasdaq Capital Market; our ability to protect our intellectual property; market acceptance for our products; our ability to control our expenses; potential competition, including without limitation shifts in technology; volatility in and deterioration of national and international capital markets and economic conditions; global and local business conditions; acts of war (including without limitation the conflict in Ukraine) and/or terrorism; the prices being charged by our competitors; our inability to retain key members of our management team; our inability to satisfy our customer warranty claims; the outcome of any regulatory or legal proceedings; and other risks and uncertainties and other factors discussed from time to time in our filings with the Securities and Exchange Commission (“SEC”), including under the “Risk Factors” section of our annual report on Form 10-K filed with the SEC and this Report. Forward-looking statements speak only as of the date hereof. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based, except as required by law.
All references in this Report that refer to the “Company”, “Workhorse Group”, “Workhorse”, “we,” “us” or “our” are to Workhorse Group Inc.
ii

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Workhorse Group Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

	June 30, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$62,379,740	$99,276,301
Accounts receivable, less allowance for credit losses of $2.4 million and zero as of June 30, 2023 and December 31, 2022	2,837,242	2,079,343
Other receivable	15,000,000	15,000,000
Inventory, net	34,623,566	8,850,142
Prepaid expenses and other current assets	9,450,740	14,152,481
Total current assets	124,291,288	139,358,267
Property, plant and equipment, net	31,300,436	21,501,095
Investment in Tropos	10,000,000	10,000,000
Lease right-of-use assets	11,158,562	11,706,803
Other assets	176,310	176,310
Total Assets	$176,926,596	$182,742,475
Liabilities
Current liabilities:
Accounts payable	$10,228,919	$10,235,345
Accrued and other current liabilities	43,049,743	46,207,431
Deferred revenue, current	1,406,250	3,375,000
Warranty liability	1,922,580	2,207,674
Current portion of lease liabilities	1,486,417	1,285,032
Total current liabilities	58,093,909	63,310,482
Deferred revenue, long-term	3,368,831	2,005,000
Lease liability, long-term	8,076,135	8,840,062
Total Liabilities	69,538,875	74,155,544
Commitments and contingencies
Stockholders’ Equity:
Series A preferred stock, par value $0.001 per share, 75,000,000 shares authorized, zero shares issued and outstanding as of June 30, 2023 and December 31, 2022	—	—
Common stock, par value $0.001 per share, 250,000,000 shares authorized, 205,221,154 shares issued and outstanding as of June 30, 2023 and 165,605,355 shares issued and outstanding as of December 31, 2022	205,221	165,605
Additional paid-in capital	782,848,275	736,070,388
Accumulated deficit	(675,665,775)	(627,649,062)
Total stockholders’ equity	107,387,721	108,586,931
Total Liabilities and Stockholders’ Equity	$176,926,596	$182,742,475
See accompanying notes to the Condensed Consolidated Financial Statements.

Workhorse Group Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Sales, net of returns and allowances	$3,966,463	$12,555	$5,659,878	$26,854
Cost of sales	8,427,377	3,020,204	13,755,496	6,943,555
Gross loss	(4,460,914)	(3,007,649)	(8,095,618)	(6,916,701)
Operating expenses
Selling, general and administrative	14,002,517	13,030,143	28,692,360	24,940,402
Research and development	5,059,745	5,027,061	12,284,594	9,038,995
Total operating expenses	19,062,262	18,057,204	40,976,954	33,979,397
Loss from operations	(23,523,176)	(21,064,853)	(49,072,572)	(40,896,098)
Interest income (expense), net	505,500	(95,419)	1,055,859	(2,318,709)
Loss before benefit for income taxes	(23,017,676)	(21,160,272)	(48,016,713)	(43,214,807)
Benefit for income taxes	—	—	—	—
Net loss	$(23,017,676)	$(21,160,272)	$(48,016,713)	$(43,214,807)

Net loss per share of common stock
Basic & Diluted	$(0.12)	$(0.13)	$(0.27)	$(0.28)

Weighted average shares used in computing net loss per share of common stock
Basic & Diluted	185,660,305	159,107,776	176,453,477	155,543,436
See accompanying notes to the Condensed Consolidated Financial Statements.

Workhorse Group Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Number of Shares	Amount
Balance as of March 31, 2022	151,993,870	$151,994	$688,472,154	$(532,429,379)	$—	$156,194,769
Common stock issued in exchange of convertible notes	7,833,666	7,834	25,373,244	—	—	25,381,078
Common stock issued through At-The-Market offering	98,986	99	248,596	—	—	248,695
Stock options and vesting of restricted shares*	131,990	132	(128,358)	—	—	(128,226)
Stock-based compensation	—	—	3,292,409	—	—	3,292,409
Net loss for the three months ended June 30, 2022	—	—	—	(21,160,272)	—	(21,160,272)
Balance as of June 30, 2022	160,058,512	$160,059	$717,258,045	$(553,589,651)	$—	$163,828,453

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Number of Shares	Amount
Balance as of December 31, 2021	151,915,455	$151,916	$686,318,201	$(510,374,844)	$(1,402,500)	$174,692,773
Common stock issued in exchange of convertible notes	7,833,666	7,834	25,373,244	—	—	25,381,078
Common stock issued through At-The-Market offering	98,986	99	248,596	—	—	248,695
Stock options and vesting of restricted shares*	210,405	210	(324,698)	—	—	(324,488)
Stock-based compensation	—	—	5,642,702	—	—	5,642,702
Net loss for the six months ended June 30, 2022	—	—	—	(43,214,807)	—	(43,214,807)
Other comprehensive loss	—	—	—	—	1,402,500	1,402,500
Balance as of June 30, 2022	160,058,512	$160,059	$717,258,045	$(553,589,651)	$—	$163,828,453
*Net of tax payments related to shares withheld for option exercises and vested stock.
See accompanying notes to the Condensed Consolidated Financial Statements.

Workhorse Group Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Number of Shares	Amount
Balance as of March 31, 2023	180,580,698	$180,580	$757,288,067	$(652,648,099)	$—	$104,820,548
Common stock issued through At-The-Market offering	24,299,355	24,300	21,675,120	—	—	21,699,420
Issuance of common stock	116,347	116	199,884	—	—	200,000
Stock options and vesting of restricted shares*	224,754	225	(91,892)	—	—	(91,667)
Stock-based compensation	—	—	3,777,096	—	—	3,777,096
Net loss for the three months ended June 30, 2023	—	—	—	(23,017,676)	—	(23,017,676)
Balance as of June 30, 2023	205,221,154	$205,221	$782,848,275	$(675,665,775)	$—	$107,387,721

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Number of Shares	Amount
Balance as of December 31, 2022	165,605,355	$165,605	$736,070,388	$(627,649,062)	$—	$108,586,931
Common stock issued through At-The-Market offering	38,684,131	38,684	40,252,923	—	—	40,291,607
Issuance of common stock	116,347	116	199,884	—	—	200,000
Stock options and vesting of restricted shares*	815,321	816	(476,405)	—	—	(475,589)
Stock-based compensation	—	—	6,801,485	—	—	6,801,485
Net loss for the six months ended June 30, 2023	—	—	—	(48,016,713)	—	(48,016,713)
Balance as of June 30, 2023	205,221,154	$205,221	$782,848,275	$(675,665,775)	$—	$107,387,721

*Net of tax payments related to shares withheld for option exercises and vested stock.
See accompanying notes to the Condensed Consolidated Financial Statements.

Workhorse Group Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(48,016,713)	$(43,214,807)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,386,621	710,348
Change in fair value and loss on exchange of convertible notes	—	1,769,857
Deferred revenue	(604,918)	—
Stock-based compensation	6,801,485	5,642,702
Change in inventory and prepaid purchases reserve	54,369	425,130
Non-cash lease expense	425,421	583,406
Other non-cash items	200,000	175,750
Effects of changes in operating assets and liabilities:
Accounts receivable	(851,649)	(634,892)
Inventory	(25,909,707)	(3,187,163)
Prepaid expenses and other current assets	4,783,655	(7,119,454)
Other assets	—	(34,401)
Accounts payable, accrued liabilities and other	(3,783,596)	(9,317,242)
Warranty liability	(285,094)	(1,261,704)
Net cash used in operating activities	(65,800,126)	(55,462,470)
Cash flows from investing activities:
Capital expenditures	(10,472,730)	(5,658,776)
Net cash used in investing activities	(10,472,730)	(5,658,776)
Cash flows from financing activities:
Proceeds from issuance of common stock	40,291,607	248,695
Payments on finance lease	(439,722)	(389,780)
Exercise of warrants and options and restricted share award activity	(475,590)	(324,488)
Net cash provided by (used in) financing activities	39,376,295	(465,573)
Change in cash and cash equivalents	(36,896,561)	(61,586,819)
Cash, cash equivalents and restricted cash, beginning of the period	99,276,301	201,647,394
Cash and cash equivalents, end of the period	$62,379,740	$140,060,575

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

The Company had sales of $5.7 million, incurred a net loss of $48.0 million and used $65.8 million of cash in operating activities during the six months ended June 30, 2023. As of June 30, 2023, the Company had $62.4 million of cash and cash equivalents, working capital of $66.2 million and an accumulated deficit of $675.7 million.

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

We currently intend to raise additional funds through issuance of equity, including through the continued use of our at-the-market offering program (the "ATM Program"). If we are unable to maintain sufficient financial resources, our business, financial condition and results of operations will be materially and adversely affected. This could affect future vehicle program production and sales. Failure to obtain additional equity financing will have a material, adverse impact on our business operations. There can be no assurance that we will be able to obtain the needed financing on acceptable terms or at all. Additionally, any equity financings would likely have a dilutive effect on the holdings of our existing stockholders.
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

2.    INVENTORY, NET

Inventory, net consisted of the following:

	June 30, 2023	December 31, 2022
Raw materials	$26,673,327	$42,500,878
Work in process	—	25,210,131
Finished goods	10,281,415	301,645
	36,954,742	68,012,654
Less: inventory reserves	(2,331,176)	(59,162,512)
Inventory, net	$34,623,566	$8,850,142
We reserve inventory for any excess or obsolete inventories or when we believe the net realizable value of inventories is less than the carrying value.
As of June 30, 2023 and December 31, 2022, the Company recorded inventory reserves of $2.3 million and $59.2 million, respectively. The period over period decrease in inventory reserves was primarily driven by our efforts to sell and dispose of C-Series vehicle program inventory, which was fully reserved as the program was discontinued at the end of 2022. The sale and disposal activity did not have a material impact on the Company’s results of operations during the six months ended June 30, 2023.
3.     CONTRACT MANUFACTURING SERVICES AND INVESTMENT IN TROPOS

We have a minority ownership in Tropos Technologies, Inc. (“Tropos”) with a value of $10.0 million as of June 30, 2023 and December 31, 2022. The investment was obtained in exchange for a cash payment of $5.0 million, and a $5.0 million contribution of non-cash consideration representing a deposit from Tropos for future assembly services. The non-cash consideration was initially recorded as deferred revenue and is recognized as revenue over time as assembly service performance obligations are satisfied.
We elected to utilize the measurement alternative allowed under GAAP to record our Investment in Tropos at cost less impairment, if applicable, as of June 30, 2023 and December 31. 2022.

4.    PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consisted of the following:

	June 30, 2023	December 31, 2022
Prepaid purchases(1)	$25,878,084	$34,611,649
Less: prepaid purchases reserve(2)	(17,669,622)	(22,163,338)
Prepaid purchases, net	8,208,462	12,448,311
Prepaid insurance	414,803	1,198,769
Other	827,475	505,401
Prepaid expenses and other current assets	$9,450,740	$14,152,481

(1) The Company’s prepaid purchases consist primarily of deposits made to our suppliers for non-recurring engineering costs, capital expenditures, and production parts. The decrease in prepaid purchases as compared to December 31, 2022 is primarily due to receiving inventory on supplier orders related to our W4 CC, W750 and W56 vehicle platforms, with limited new supplier orders receiving prepayment. Additionally, we wrote-off prepaid purchases related to the C-Series vehicle platform, which were fully reserved as the program was discontinued in 2022.
(2) We record reserves on prepaid purchases that are significantly aged, for balances that represent deposits for certain production parts related to the Company’s C-Series vehicle platform, and for balances specifically identified as having a carrying value in excess of net realizable value. The reserve represents our best estimate of deposits on orders that we do not expect to recover. The decrease in the reserve is driven by the write-off of prepaid purchases related to the C-Series vehicle platform, which was fully reserved as the program was discontinued in 2022.

5.    REVENUE
Revenue Recognition
The following table provides a summary of sales activity for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Sales, net of returns and allowances	$3,367,666	$—	$4,948,966	$—
Other sales	598,797	12,555	710,912	26,854
Total sales, net of returns and allowances	$3,966,463	$12,555	$5,659,878	$26,854
Sales for the three and six months ended June 30, 2023 consisted primarily of W4 CC vehicle sales. Other sales for the three and six months ended June 30, 2023 consisted of delivery services, service parts and other services.
Deferred revenue is equivalent to the total service fee allocated to the assembly service performance obligations that are unsatisfied as of the balance sheet date. Deferred revenue was $4.8 million and $5.4 million as of June 30, 2023 and December 31, 2022, respectively.
Revenue recognized from the deferred revenue balance as of June 30, 2023 and 2022 was $0.1 million and zero for the three and six months ended June 30, 2023 and 2022, respectively. Of the total deferred revenue for assembly services, we expect to recognize $1.4 million of revenue in the next 12 months.

6.    ACCRUED AND OTHER CURRENT LIABILITIES

Accrued and other current liabilities consisted of the following:

	June 30, 2023	December 31, 2022
Legal reserve (Note 13)	$35,500,000	$35,000,000
Compensation and related costs	3,138,072	4,967,187
Other	4,411,671	6,240,244
Total accrued and other current liabilities	$43,049,743	$46,207,431

Warranties

Warranty liability activity consisted of the following for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Warranty liability, beginning of period	$2,066,588	$4,315,463	$2,207,674	$4,583,916
Warranty costs incurred	(307,500)	(348,005)	(595,313)	(698,958)
Provision for warranty	163,492	(645,246)	310,219	(562,746)
Warranty liability, end of period	$1,922,580	$3,322,212	$1,922,580	$3,322,212

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Short-term lease expense	$68,368	$248,103	$126,675	$424,008
Operating lease expense	568,157	465,544	1,140,497	762,967
Total lease expense	$636,525	$713,647	$1,267,172	$1,186,975

Lease right-of-use assets consisted of the following:

	June 30, 2023	December 31, 2022
Operating leases	$5,437,003	$5,884,865
Finance leases	5,721,559	5,821,938
Total lease right-of-use assets	$11,158,562	$11,706,803

Lease liabilities consisted of the following:

	June 30, 2023	December 31, 2022
Operating leases	$6,707,406	$6,977,896
Finance leases	2,855,146	3,147,198
Total lease liabilities	9,562,552	10,125,094
Less: current portion	(1,486,417)	(1,285,032)
Long-term portion	$8,076,135	$8,840,062

8.    STOCK-BASED COMPENSATION
We maintain, as approved by the board of directors and the stockholders, the 2017 Incentive Stock Plan, the 2019 Incentive Stock Plan and the 2023 Long-Term Incentive Plan (the “Plans”) providing for the issuance of stock-based awards to employees, officers, directors or consultants of the Company. Non-qualified stock options may only be granted with an exercise price equal to the market value of our common stock on the grant date. Awards under the Plan may be either vested or unvested options, or unvested restricted stock. The Plans have authorized 17.5 million shares for issuance of stock-based awards. As of June 30, 2023 there were approximately 3.1 million shares available for issuance of future stock awards under the Plans.
Stock-based compensation expense
The following table summarizes stock-based compensation expense for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Stock options	$242,571	$254,585	$483,109	$486,963
Restricted stock awards	2,505,234	2,226,865	4,567,072	3,906,109
Performance-based restricted stock awards	1,029,291	810,959	1,751,304	1,249,630
Total stock-based compensation expense	$3,777,096	$3,292,409	$6,801,485	$5,642,702

Stock options
A summary of stock option activity for the six months ended June 30, 2023 is as follows:

	Number of Options	Weighted Average Exercise Price per Option	Weighted Average Remaining Contractual Life (Years)
Balance, December 31, 2022	423,626	$7.6	6.7
Exercised	(200)	1.8
Forfeited	(70,997)	1.8
Balance, June 30, 2023	352,429	$8.8	7.2
Number of options exercisable at June 30, 2023	204,213	$7.8	6.2

As of June 30, 2023, unrecognized compensation expense was $1.1 million for unvested options which is expected to be recognized over the next 1.2 years.

Restricted stock awards
A summary of restricted stock award activity for the six months ended June 30, 2023 is as follows:

	Number of Unvested Shares	Weighted Average Grant Date Fair Value per Share
Balance, December 31, 2022	3,525,331	$4.9
Granted	3,753,965	1.5
Vested	(1,090,357)	4.4
Forfeited	(276,051)	2.6
Balance, June 30, 2023	5,912,888	$2.9

As of June 30, 2023, unrecognized compensation expense was $14.0 million for unvested restricted stock awards which is expected to be recognized over the next 1.7 years.

Performance share units (“PSUs”)

As of June 30, 2023, the number of unvested PSUs was 3.1 million. The vesting of the PSUs is conditioned upon achievement of certain performance objectives over performance periods ending December 31, 2024 and 2025 as defined in each award agreement. Fifty percent of the PSUs vest based upon the Company’s total shareholder return as compared to a group of peer companies (“TSR PSUs”), and fifty percent of the PSUs vest based upon our performance on certain measures including a cumulative adjusted EBITDA target (“EBITDA PSUs”). Depending on the actual achievement of the performance objectives, the grantee may earn between 0% and 200% of the target PSUs.

A summary of the activity for PSU awards with total shareholder return performance objectives for the six months ended June 30, 2023 is as follows:

	Number of Unvested Shares	Weighted Average Grant Date Fair Value per Share
Balance, December 31, 2022	738,751	$11.8
Granted	986,144	0.9
Forfeited	(22,278)	0.9
Balance, June 30, 2023	1,702,617	$5.6

The grant date fair value of $1.88 per TSR PSU for the awards issued in 2023 was estimated using a Monte-Carlo simulation model using a volatility assumption of 109% and risk-free interest rate of 3.77%. The grant date fair value of $11.79 per TSR PSU for the awards issued in 2022 was estimated using a Monte-Carlo simulation model using a volatility assumption of 117% and risk-free interest rate of 0.69%.
As of June 30, 2023, unrecognized compensation expense was $5.9 million for unvested TSR PSUs, which is expected to be recognized over the next 1.8 years.

A summary of the PSU awards with cumulative adjusted EBITDA targets for the six months ended June 30, 2023 is as follows:

Number of Unvested Shares
Balance, December 31, 2022	432,546
Granted	986,144
Forfeited	(22,278)
Balance, June 30, 2023	1,396,412
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
During the three and six months ended June 30, 2023, we issued 24.3 million and 38.68 million shares, respectively, under the ATM Program for net proceeds of $21.7 million and $40.3 million, respectively. The remaining aggregate sales available under the ATM Program is $120.7 million as of June 30, 2023. During the three and six months ended June 30, 2022, we issued 0.1 million and 0.1 million shares, respectively, under the ATM Program for net proceeds of $0.2 million and $0.2 million, respectively.

10.    INCOME TAXES
As of June 30, 2023 and December 31, 2022, the Company's deferred tax liability was zero. Cumulative deferred tax assets are fully reserved as there is not sufficient evidence to conclude it is more likely than not the deferred tax assets are realizable. No current liability for federal or state income taxes has been included in these Condensed Consolidated Financial Statements due to the loss for the periods.

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

The following table presents the potentially dilutive shares that were excluded from the computation of diluted net loss per share of common stock, because their effect was anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Stock-based awards and warrants	10,199,166	6,765,581	10,199,166	6,765,581
Convertible notes(1)	—	7,833,666	—	7,833,666

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

Legal Proceedings

Securities Litigation
On October 24, 2022, the Company entered into a binding term sheet to resolve the putative class action (the “Securities Class Action”) brought in the Central District of California (Case No.2:21-cv-02072) on behalf of purchasers of the Company’s securities from March 10, 2020 through May 10, 2021 as well as the related Shareholders Derivative Litigation described below. On January 13, 2023, the parties executed a Stipulation of Settlement setting forth the terms of the settlement of the class action and resolution of all claims. Under these terms, Workhorse will pay $15 million in cash, which is expected to be funded fully by proceeds of available insurance, and $20 million payable in shares of Workhorse stock. A Stipulation of Settlement and Motion for Preliminary Approval of Class Action Settlement was filed on January 13, 2023, and the Court granted preliminary approval of the settlement on February 14, 2023. The Company recorded a $15 million insurance receivable in Other receivable and a $35 million legal reserve in Accrued and other current liabilities in the Consolidated Balance Sheet at June 30, 2023.
On July 24, 2023 (the “Judgment Date”), the Court entered an order (the “Order”) granting final approval of the Stipulation of Settlement, resolving the Securities Class Action. Pursuant to the Stipulation of Settlement, in exchange for a release of all claims and dismissal with prejudice of the Securities Class Action, the Company agreed to create a settlement fund with an escrow agent (the “Settlement Fund”), consisting of $15 million in cash and $20 million in shares of common stock of the Company (the “Settlement Shares”) from which class members will receive payment. The escrow agent may sell the Settlement Shares and deposit the proceeds from such sales into the Settlement Fund or may distribute the Settlement Shares to class members.
Pursuant to the Stipulation of Settlement, the number of Settlement Shares to be issued is based on the volume weighted average price (“VWAP”) of the Company’s common stock for the 15 trading days immediately preceding the Judgment Date. The Company has calculated the VWAP for the 15 trading days immediately preceding the Judgment Date to be $1.011 (the “VWAP Price”). As a result, subject to the possible adjustments discussed below, the Company expects to issue 19,782,394 shares of its common stock to be deposited into the Settlement Fund as Settlement Shares. However, if, at market close on the trading day before the date the Company deposits the Settlement Shares, the market price per share of the Company’s common stock deviates more than 25% above or below the VWAP Price, the number of Settlement Shares will be adjusted, upward or downward, as the case may be, such that the aggregate value of the Settlement Shares equals $20 million.
For additional information regarding the Securities Class Action, see Note 17, “Commitments and Contingencies – Legal Proceedings – Securities Litigation” included in Item 8, “Financial Statements and Supplementary Data” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

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
On October 24, 2022, the Company and the individual defendants entered into a binding term sheet to resolve all of the shareholder derivative actions described above. The settlement was subject to final documentation, public notice and court approval by the State District Court of Nevada. The parties also agreed to promptly request that the courts in such actions stay all proceedings and/or enter an order enjoining all other stockholders of the Company from commencing, instituting, or prosecuting any similar claims.
On April 10, 2023, the parties executed a Stipulation of Settlement setting forth the terms of the settlement of the derivative actions and resolving all claims. Under the terms of the settlement, the Company will receive $12.5 million of the $15.0 million described above from the Company’s directors and officers insurers and will, in turn, deliver the $12.5 million in connection with the settlement of the Securities Class Action. The Company has also agreed to adopt various corporate governance changes. On June 21, 2023, the State District Court of Nevada granted final approval of the settlement. The parties agreed to a $4.0 million fee to the derivative plaintiffs’ attorneys, $3.5 million of which is payable by the D&O insurers and $0.5 million of which is payable by the Company, which was recorded in the Condensed Consolidated Statements of Operations for the period ended June 30, 2023.

14.    SUBSEQUENT EVENT

On August 10, 2023, a subsidiary of the Company entered into a Floorplan and Security Agreement (the “Agreement”) with Mitsubishi HC Capital America, Inc. Pursuant to this arrangement, the Company has obtained a revolving floorplan line of credit with a maximum borrowing limit of $5.0 million.

The floorplan line of credit allows the Company to finance the acquisition of inventory, which is primarily intended for use in our manufacturing and sales of our W4 CC and W750 vehicles. Under this arrangement, the Company can borrow funds up to the specified borrowing limit to acquire eligible inventory. As the inventory is sold, the Company is required to repay the borrowings from the proceeds of the sales.

The terms of the floorplan lending line of credit include interest charged on the outstanding borrowings and may also include other fees and covenants. Interest is typically charged at a variable rate based on a reference interest rate, such as the Secured Overnight Financing Rate (SOFR), plus 4.86%.

The floorplan lending line of credit is secured by a security interest in the eligible inventory. The term of the Agreement is one year and is subject to automatic renewal on an annual basis.

The Company believes that the Agreement provides a valuable source of financing to support its inventory management and sales operations. However, the Agreement also exposes the Company to risks related to changes in interest rates, inventory values, and the availability of eligible inventory.

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
Recent Developments
Certified Dealer Program
During the second quarter, we continued to add dealers to our Certified Dealer Program, expanding the official network of verified dealers trained to safely repair and maintain the electric components of the Company’s vehicles into new states to support our customers. The Certified Dealer Program allows us to establish a comprehensive training program enabling dealers to safely assist customers with vehicle maintenance in addition to providing strategies for vehicle deployment into their fleets. To ensure high quality vehicle maintenance, Workhorse certified dealers have also made investments in electric vehicle ("EV") charging infrastructure, tooling, and building out spare parts inventory. The Certified Dealer Program is designed to provide a strong foundation of safety and reliability in our vehicles for both our dealers and end customers.
Vehicles in Production

We continue to focus on product quality, manufacturing capacity and operational planning, and engineering and design to enable increased deliveries and deployments of our products and future revenue growth. During the period, we experienced increased sales of the W4CC, W750 and HorseFly vehicles and we continued developing and commercializing our package delivery trucks and drones. Additionally, our progress on the W750 production supports the electrification of the fleet of trucks being utilized by our Stables & Stalls initiative, which operates FedEx Ground delivery routes in the greater Cincinnati area. The electrification of the fleet will provide us with firsthand data on of the challenges and benefits of independent fleet operators experience while executing last-mile delivery operations. The initiative also provides valuable insights into how our customers can plan for and manage the transition to EV, including how to develop adequate charging infrastructure, training and maintenance services. We also continued executing our assembly services for the Tropos vehicles. In addition to our ongoing production ramp in 2023, we intend to continue to generate demand and brand awareness by improving our vehicles’ performance and functionality, and by developing new vehicle platforms such as the W56 and WNext. We expect to continue to benefit from ongoing electrification of the automotive sector and increasing environmental awareness.
Securities Litigation and Shareholder Derivative Litigation

On July 24, 2023, the U.S. District Court for the Central District of California entered an order granting final approval of the Stipulation of Settlement entered into by the parties to the Securities Litigation on January 13, 2023. Pursuant to the Stipulation of Settlement, in exchange for a release of all claims and dismissal with prejudice of the Securities Class Action, the Company agreed to create a settlement fund with an escrow agent (the “Settlement Fund”), consisting of $15 million in cash and $20 million in shares of common stock of the Company (the “Settlement Shares”) from which class members will receive payment. For further information regarding the Securities Class Action and the settlement thereof, please see Note 13, “Commitments and Contingencies – Legal Proceedings – Securities Litigation” included in Item 1 of this Form 10-Q, and Note 17, “Commitments and Contingencies – Legal Proceedings – Securities Litigation” included in Item 8 of the Company’s Form 10-K for the year ended December 31, 2022.

On June 21, 2023, the State District Court of Nevada granted final approval of the settlement of the Shareholder Derivative Litigation. Under the terms of the settlement, the Company will receive $12.5 million of the $15.0 million described above from the Company’s directors and officers insurers and will, in turn, deliver the $12.5 million in connection with the settlement of the Securities Litigation. The Company has also agreed to adopt various corporate governance changes. The parties agreed to a $4.0 million fee to the derivative plaintiffs’ attorneys, $3.5 million of which is payable by the D&O insurers and $0.5 million of which is payable by the Company. For further information regarding the Shareholder Derivative Litigation and the settlement thereof, please see Note 13, “Commitments and Contingencies – Legal Proceedings – Shareholder Derivative Litigation” included in Item 1 of this Form 10-Q, and Note 17, “Commitments and Contingencies – Legal Proceedings – Shareholder Derivative Litigation” included in Item 8 of the Company’s Form 10-K for the year ended December 31, 2022.
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

Supply Chain. We continue to develop relationships with suppliers of key parts, components and raw materials to be used in the manufacturing of our products such as batteries, electronics, and vehicle chassis that are sourced from suppliers across the world. As we continue to execute on our new vehicle platforms, we will continue to identify supplier relationship and vehicle platform synergies which may allow us to take advantage of pricing efficiencies from economies of scale. Where available, we will utilize multiple supply sources for key parts, and we will work to qualify multiple supply sources to achieve pricing efficiencies and minimize potential production risks related to supply chain.

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

Results of Operations
The following table sets forth, for the periods indicated, the components of the Company's Condensed Consolidated Statements of Operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Sales, net of returns and allowances	$3,966,463	$12,555	$5,659,878	$26,854
Cost of sales	8,427,377	3,020,204	13,755,496	6,943,555
Gross loss	(4,460,914)	(3,007,649)	(8,095,618)	(6,916,701)
Operating expenses
Selling, general and administrative	14,002,517	13,030,143	28,692,360	24,940,402
Research and development	5,059,745	5,027,061	12,284,594	9,038,995
Total operating expenses	19,062,262	18,057,204	40,976,954	33,979,397
Loss from operations	(23,523,176)	(21,064,853)	(49,072,572)	(40,896,098)
Interest income (expense), net	505,500	(95,419)	1,055,859	(2,318,709)
Other income (loss)	—	—	—	—
Loss before benefit for income taxes	(23,017,676)	(21,160,272)	(48,016,713)	(43,214,807)
Benefit for income taxes	—	—	—	—
Net loss	$(23,017,676)	$(21,160,272)	$(48,016,713)	$(43,214,807)

Sales, net of returns and allowances
Sales, net of returns and allowances for the three months ended June 30, 2023 and 2022 were $4.0 million and $12,555, respectively. Sales, net of returns and allowances for the six months ended June 30, 2023 and 2022 were $5.7 million and $26,854, respectively. The increase in sales is primarily driven by sales of the W4 CC vehicle during the first six months of 2023.
Cost of sales
Cost of sales for the three months ended June 30, 2023 and 2022 were $8.4 million and $3.0 million, respectively. The increase in cost of sales was primarily due to a $4.8 million increase in costs related to vehicle sales and a $0.6 million increase in employee compensation and related expenses.
Cost of sales for the six months ended June 30, 2023 and 2022 were $13.8 million and $6.9 million, respectively. The increase in cost of sales was primarily due to a $5.6 million increase in costs related to vehicle sales and a $1.7 million increase in employee compensation and related expenses. The increase was offset by a $0.5 million decrease in inventory reserves, which was driven by the disposition of the C-Series inventory items in 2022.
Selling, general and administrative expenses
Selling, general and administrative (“SG&A”) expenses during the three months ended June 30, 2023 and 2022 were $14.0 million and $13.0 million, respectively. The increase was primarily driven by a $0.5 million increase in employee compensation and related expenses, including non-cash stock-based compensation expense, a $0.4 million increase in professional services, and a $0.5 million increase in other operational expenses. The increase was partially offset by a $0.6 million decrease in legal expenses.
SG&A expenses during the six months ended June 30, 2023 and 2022 were $28.7 million and $24.9 million, respectively. The increase was primarily driven by a $3.9 million increase in employee compensation and related expenses, including non-cash stock-based compensation expense, a $0.6 million increase in IT related expenses, a $0.5 million increase in insurance premiums, and a $1.0 million increase in professional services. The increase was partially offset by a $2.4 million decrease in legal expenses.

Research and development expenses
Research and development (“R&D”) expenses during the three months ended June 30, 2023 and 2022 were $5.1 million and $5.0 million, respectively.
R&D expenses during the six months ended June 30, 2023 and 2022 were $12.3 million and $9.0 million, respectively. The increase was primarily driven by an increase of $1.7 million in employee compensation and related expenses. Additionally, there was a $1.0 million increase in prototype expenses and a $0.2 million increase in consulting expenses related to the continued development of our HorseFly™, W56, W750 and W4 CC vehicle programs.

Interest income (expense), net

Net interest income for the three months ended June 30, 2023 was $0.5 million as compared to $0.1 million of interest expense for the three months ended June 30, 2022.

Net interest income for the six months ended June 30, 2023 was $1.1 million as compared to $2.3 million of interest expense for the six months ended June 30, 2022. Net interest income in the current period is driven by interest earned on cash in our money market investment account. Net interest expense in the prior period is primarily related to fair value adjustments, contractual interest expense, and loss on conversion of our former convertible notes, which were exchanged for shares of our common stock during 2022.
Income taxes
Benefit for income taxes during the three and six months ended June 30, 2023 was zero.

Liquidity and Capital Resources
We have financed our operations primarily through sales of equity securities and issuance of debt. We have utilized this capital for research and development to fund designing, building and delivering vehicles to customers and for working capital purposes.
We had $5.7 million of sales for the six months ended June 30, 2023. As of June 30, 2023, the Company had $62.4 million in cash and cash equivalents, positive working capital of $66.2 million, accumulated deficit of $675.7 million, and during the six months ended June 30, 2023 incurred a loss from operations of $49.1 million and used $65.8 million of cash in operating activities. We have made significant progress executing on our revised strategic product roadmap for our electric vehicle offerings, and we expect to generate additional sales revenue within the next twelve months which will help support our operations. Additionally, management plans to reduce its discretionary spend related to non-contracted capital expenditures and other expenses, if necessary. However, if the expected sales are not generated and management is not able to control capital expenditures and other expenses, we will continue to incur substantial operating losses and negative cash flows from operations. There can be no assurance that we will be successful in implementing our plans or acquiring additional funding, that our projections of our future working capital needs will prove accurate, or that any additional funding would be sufficient to continue operations in future years.

Our annual cash burn remained high during the six month period ended June 30, 2023, however we expect it to decrease overall for the period ending December 31, 2023, despite increased working capital requirements and R&D activities.

We will primarily rely upon a private or public placement of our equity securities, including the continued use of the ATM Program, for which there can be no assurance we will be successful in such efforts. If we are unable to maintain sufficient financial resources, our business, financial condition and results of operations, as well as our ability to continue to develop, produce and market our new vehicle platforms, will be materially and adversely affected. This could affect future vehicle program production and sales. Failure to obtain additional equity financing will have a material, adverse impact on the Company’s business operations. There can be no assurance that we will be able to obtain the financing needed to achieve our goals on acceptable terms or at all. Additionally, any equity financings would likely have a dilutive effect on the holdings of the Company’s existing stockholders.
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
As of June 30, 2023, our total minimum future lease payments were $9.6 million. A description of our lease obligations is contained in Note 7, Leases, of the Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q.
Sources and Condition of Liquidity
On March 10, 2022, we entered into the ATM Program. Under the ATM Program, we may offer and sell shares of our common stock having an aggregate sales price of up to $175.0 million, in amounts and at times determined by management. During the three and six months ended June 30, 2023, we issued 24.3 million and 38.7 million shares under the ATM Program for net proceeds of $21.7 million and $40.3 million, respectively. During the three and six months ended June 30, 2022, we issued 0.1 million and 0.1 million shares, respectively, under the ATM Program for net proceeds of $0.2 million and $0.2 million, respectively. As of June 30, 2023 we have approximately $120.7 million available through the issuance of shares of common stock under the ATM Program.
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
For the three and six months ended June 30, 2023, we maintained an investment in a bank money market fund. Cash in excess of immediate requirements is invested with regard to liquidity and capital preservation. Wherever possible, we seek to minimize the potential effects of concentration and degrees of risk. We will continue to monitor the impact of the changes in the conditions of the credit and financial markets to our investment portfolio and assess if future changes in our investment strategy are necessary.
Summary of Cash Flows

	Six Months Ended June 30,
	2023	2022
Net cash used in operating activities	$(65,800,126)	$(55,462,470)
Net cash used in investing activities	$(10,472,730)	$(5,658,776)
Net cash provided by (used in) financing activities	$39,376,295	$(465,573)

Cash Flows from Operating Activities
Our cash flows from operating activities are affected by our cash investments to support the business in R&D, manufacturing, selling, general and administration. Our operating cash flows are also affected by our working capital needs to support fluctuations in inventory, personnel expenses, accounts payable and other current assets and liabilities.
During the six months ended June 30, 2023 and 2022, net cash used in operating activities was $65.8 million and $55.5 million, respectively. The increase in net cash used in operations was primarily attributable to an increase in spend related to the initial inventory build as we continue to ramp up our production of the W4 CC and W750 vehicle platforms.

Cash Flows from Investing Activities
Cash flows from investing activities and their variability across each period related primarily to capital expenditures to upgrade our administrative, research, and production facilities, which were $10.5 million for the six months ended June 30, 2023 and $5.7 million for the six months ended June 30, 2022.
Cash Flows from Financing Activities
Net cash provided by financing activities during the six months ended June 30, 2023 was $39.4 million, which is primarily attributable to the issuance of common stock under our ATM Program.
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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We are currently authorized to issue 250 million shares of common stock under our articles of incorporation. As of July 10, 2023, we had approximately 210 million shares outstanding and we expect to issue $20.0 million of common stock in connection with the Stipulation of Settlement we reached for our securities litigation. For further information regarding the Securities Litigation and the settlement thereof, please see Note 13, “Commitments and Contingencies – Legal Proceedings – Securities Litigation” included in Item 1 of this Form 10-Q, and Note 17, “Commitments and Contingencies – Legal Proceedings – Securities Litigation” included in Item 8 of the Company’s Form 10-K for the year ended December 31, 2022.

We need stockholder approval to increase the number of our authorized shares of our common stock. On July 25, 2023, we filed a definitive proxy statement with the SEC related to a Special Meeting of Stockholders to be held on August 28, 2023. At the Special Meeting, our stockholders are being asked to approve an increase in the number of authorized shares of common stock from 250 million shares to 450 million shares.

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

As a result of a decline in our stock price, we will have to issue more shares in equity awards to our executives, when raising capital and in strategic transactions. We can provide no assurance that we will succeed in getting stockholder approval to amend our articles of incorporation to increase the number of shares of common stock we are authorized to issue. Any failure or delay could negatively impact our business, prospects and results of operations.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Insider Trading Arrangements

During the three and six months ended June 30, 2023, none of our officers or directors adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.” However, certain of our directors and officers may adopt 10b5-1 Plans or non-Rule 10b5-1 trading arrangements in the future.

Floorplan and Security Agreement

On August 10, 2023, a subsidiary of the Company and Mitsubishi HC Capital America, Inc. ("Mitsubishi") entered into a Floorplan and Security Agreement (the “Agreement”), pursuant to which Mitsubishi has agreed to provide a revolving floorplan line of credit with a maximum borrowing limit of $5.0 million. For additional information concerning the Agreement please see Note 14, Subsequent Event, to the Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q. The description of the Agreement does not purport to be complete and is qualified in its entirety by the complete text of such agreement, a form of which is filed as Exhibit 10.1 to this Quarterly Report on Form 10-Q, and incorporated herein by reference.

ITEM 6. EXHIBITS

Exhibit No.	Description
3.1	Second Amended and Restated Bylaws (incorporated by reference to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission July 12, 2023)
10.1*	Floorplan and Security Agreement, dated as of August 10, 2023, by and between Workhorse Technologies Inc. and Mistubishi HC Capital America, Inc.
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL INSTANCE DOCUMENT
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Inline XBRL Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
*Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WORKHORSE GROUP INC.

Dated: August 14, 2023	By:	/s/ Richard Dauch
Name: Richard Dauch Title: Chief Executive Officer (Principal Executive Officer)

Dated: August 14, 2023	By:	/s/ Robert M. Ginnan
Name: Robert M. Ginnan Title: Chief Financial Officer (Principal Financial Officer)

Dated: August 14, 2023	By:	/s/ Gregory T. Ackerson
Name: Gregory T. Ackerson Title: Chief Accounting Officer (Principal Accounting Officer)