Form 10-Q
period 2023-09-30
Workhorse Group Inc.
filed 2023-11-14
CIK 1425287

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
The number of shares of the Registrant's Common Stock, $0.001 par value per share, outstanding as of October 31, 2023, was 260,923,427.

i

Forward-Looking Statements

This Quarterly Report on Form 10-Q (this “Report”) contain forward-looking statements reflecting our current expectations that involve risks and uncertainties. These statements are made under the “safe harbor” provisions of the U.S. Private Securities Litigation Reform Act of 1995. When used in this Report, the words “anticipate,” “expect,” “plan,” “believe,” “seek,” “estimate” and similar expressions are intended to identify forward-looking statements. These are statements that relate to future periods and include, but are not limited to, statements about the features, benefits and performance of our products, our ability to introduce new product offerings and increase revenue from existing products, expected expenses including those related to selling and marketing, product development and general and administrative, our beliefs regarding the health and growth of the market for our products, anticipated increase in our customer base, expansion of our products functionalities, expected revenue levels and sources of revenue, expected impact, if any, of legal proceedings, the adequacy of our liquidity and capital resources, and expected growth in business. Forward-looking statements are statements that are not historical facts. Such forward-looking statements are subject to risks and uncertainties, which could cause actual results to differ materially from the forward-looking statements contained in this Report. Factors that could cause actual results to differ materially include, but are not limited to: our ability to develop and manufacture our new product portfolio, including the W4 CC, W750, W56 and WNext programs; our ability to attract and retain customers for our existing and new products; risks associated with obtaining orders and executing upon such orders; the unavailability, reduction, elimination or adverse application of government subsidies, incentives and regulations; supply chain disruptions, including constraints on steel, semiconductors and other material inputs and resulting cost increases impacting our company, our customers, our suppliers or the industry; our ability to capitalize on opportunities to deliver products to meet customer requirements; our limited operations and need to expand and enhance elements of our production process to fulfill product orders; our inability to raise additional capital to fund our operations and business plan; our ability to regain compliance with the listing requirements of the Nasdaq Capital Market and otherwise maintain the listing of our securities thereon; our ability to protect our intellectual property; market acceptance for our products; our ability to obtain sufficient liquidity from operations and financing activities to continue as a going concern and, our ability to control our expenses; potential competition, including without limitation shifts in technology; volatility in and deterioration of national and international capital markets and economic conditions; global and local business conditions; acts of war (including without limitation the conflicts in Ukraine and Israel) and/or terrorism; the prices being charged by our competitors; our inability to retain key members of our management team; our inability to satisfy our customer warranty claims; the outcome of any regulatory or legal proceedings; and other risks and uncertainties and other factors discussed from time to time in our filings with the Securities and Exchange Commission (“SEC”), including under the “Risk Factors” section of our annual report on Form 10-K filed with the SEC and this Report. Forward-looking statements speak only as of the date hereof. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based, except as required by law.
All references in this Report that refer to the “Company”, “Workhorse Group”, “Workhorse”, “we,” “us” or “our” are to Workhorse Group Inc.
ii

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Workhorse Group Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

	September 30, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$38,865,065	$99,276,301
Accounts receivable, less allowance for credit losses of zero as of September 30, 2023 and December 31, 2022, respectively	7,424,346	2,079,343
Other receivable	—	15,000,000
Inventory, net	40,783,292	8,850,142
Prepaid expenses and other current assets	10,705,904	14,152,481
Total current assets	97,778,607	139,358,267
Property, plant and equipment, net	37,465,094	21,501,095
Investment in Tropos	—	10,000,000
Lease right-of-use assets	10,878,500	11,706,803
Other assets	176,310	176,310
Total Assets	$146,298,511	$182,742,475
Liabilities
Current liabilities:
Accounts payable	$11,936,156	$10,235,345
Accrued and other current liabilities	5,858,754	46,207,431
Deferred revenue, current	4,736,831	3,375,000
Warranty liability	1,777,520	2,207,674
Current portion of lease liabilities	1,561,769	1,285,032
Total current liabilities	25,871,030	63,310,482
Deferred revenue, long-term	—	2,005,000
Lease liability, long-term	7,658,788	8,840,062
Total Liabilities	33,529,818	74,155,544
Commitments and contingencies (Note 13)
Stockholders’ Equity:
Series A preferred stock, par value $0.001 per share, 75,000,000 shares authorized, zero shares issued and outstanding as of September 30, 2023 and December 31, 2022	—	—
Common stock, par value $0.001 per share, 450,000,000 shares authorized, 255,382,128 shares issued and outstanding as of September 30, 2023 and 250,000,000 shares authorized, 165,605,355 shares issued and outstanding as of December 31, 2022	255,382	165,605
Additional paid-in capital	818,824,798	736,070,388
Accumulated deficit	(706,311,487)	(627,649,062)
Total stockholders’ equity	112,768,693	108,586,931
Total Liabilities and Stockholders’ Equity	$146,298,511	$182,742,475
See accompanying notes to the unaudited Condensed Consolidated Financial Statements.

Workhorse Group Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Sales, net of returns and allowances	$3,028,545	$1,548,798	$8,688,423	$1,575,652
Cost of sales	6,557,358	9,515,547	20,312,854	16,459,102
Gross loss	(3,528,813)	(7,966,749)	(11,624,431)	(14,883,450)
Operating expenses
Selling, general and administrative	11,756,291	34,753,017	40,448,651	59,693,419
Research and development	5,771,588	6,126,951	18,056,182	15,165,946
Total operating expenses	17,527,879	40,879,968	58,504,833	74,859,365
Loss from operations	(21,056,692)	(48,846,717)	(70,129,264)	(89,742,815)
Interest income (expense), net	410,980	27,716	1,466,839	(2,290,993)
Other income (loss)	(10,000,000)	13,413,500	(10,000,000)	13,413,500
Loss before benefit for income taxes	(30,645,712)	(35,405,501)	(78,662,425)	(78,620,308)
Benefit for income taxes	—	—	—	—
Net loss	$(30,645,712)	$(35,405,501)	$(78,662,425)	$(78,620,308)

Net loss per share of common stock
Basic & Diluted	$(0.14)	$(0.22)	$(0.41)	$(0.50)

Weighted average shares used in computing net loss per share of common stock
Basic & Diluted	215,878,517	160,213,944	189,756,837	157,117,380
See accompanying notes to the unaudited Condensed Consolidated Financial Statements.

Workhorse Group Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Number of Shares	Amount
Balance as of June 30, 2022	160,058,512	$160,059	$717,258,045	$(553,589,651)	$—	$163,828,453
Stock options and vesting of restricted shares*	389,565	389	(142,433)	—	—	(142,044)
Stock-based compensation	—	—	2,985,275	—	—	2,985,275
Net loss for the three months ended September 30, 2022	—	—	—	(35,405,501)	—	(35,405,501)
Balance as of September 30, 2022	160,448,077	$160,448	$720,100,887	$(588,995,152)	$—	$131,266,183

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Number of Shares	Amount
Balance as of December 31, 2021	151,915,455	$151,916	$686,318,201	$(510,374,844)	$(1,402,500)	$174,692,773
Common stock issued in exchange of convertible notes	7,833,666	7,834	25,373,244	—	—	25,381,078
Common stock issued through At-The-Market offering	98,986	99	248,596	—	—	248,695
Stock options and vesting of restricted shares*	599,970	599	(467,131)	—	—	(466,532)
Stock-based compensation	—	—	8,627,977	—	—	8,627,977
Net loss for the nine months ended September 30, 2022	—	—	—	(78,620,308)	—	(78,620,308)
Other comprehensive loss	—	—	—	—	1,402,500	1,402,500
Balance as of September 30, 2022	160,448,077	$160,448	$720,100,887	$(588,995,152)	$—	$131,266,183
*Net of tax payments related to shares withheld for option exercises and vested stock.
See accompanying notes to the unaudited Condensed Consolidated Financial Statements.

Workhorse Group Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Number of Shares	Amount
Balance as of June 30, 2023	205,221,154	$205,221	$782,848,275	$(675,665,775)	$—	$107,387,721
Common stock issued for securities litigation settlement	25,380,711	25,381	19,974,619	—	—	20,000,000
Common stock issued through At-The-Market offering	24,639,221	24,639	12,473,265	—	—	12,497,904
Stock options and vesting of restricted shares*	141,042	141	8,235	—	—	8,376
Stock-based compensation	—	—	3,520,404	—	—	3,520,404
Net loss for the three months ended September 30, 2023	—	—	—	(30,645,712)	—	(30,645,712)
Balance as of September 30, 2023	255,382,128	$255,382	$818,824,798	$(706,311,487)	$—	$112,768,693

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Number of Shares	Amount
Balance as of December 31, 2022	165,605,355	$165,605	$736,070,388	$(627,649,062)	$—	$108,586,931
Common stock issued for securities litigation settlement	25,380,711	25,381	19,974,619	—	—	20,000,000
Common stock issued through At-The-Market offering	63,323,352	63,323	52,726,189	—	—	52,789,512
Issuance of common stock	116,347	116	199,884	—	—	200,000
Stock options and vesting of restricted shares*	956,363	957	(468,171)	—	—	(467,214)
Stock-based compensation	—	—	10,321,889	—	—	10,321,889
Net loss for the nine months ended September 30, 2023	—	—	—	(78,662,425)	—	(78,662,425)
Balance as of September 30, 2023	255,382,128	$255,382	$818,824,798	$(706,311,487)	$—	$112,768,693

*Net of tax payments related to shares withheld for option exercises and vested stock.
See accompanying notes to the unaudited Condensed Consolidated Financial Statements.

Workhorse Group Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(78,662,425)	$(78,620,308)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,468,832	1,378,365
Change in fair value and loss on exchange of convertible notes	—	1,769,857
Deferred revenue	(143,169)	—
Stock-based compensation	10,321,889	8,627,977
Impairment of investment in Tropos	10,000,000	—
Change in inventory and prepaid purchases reserve	550,090	5,196,774
Non-cash lease expense	583,348	855,119
Other non-cash items	200,000	175,750
Effects of changes in operating assets and liabilities:
Accounts receivable	(5,295,003)	(16,398,420)
Inventory	(28,492,532)	(6,969,095)
Prepaid expenses and other current assets	(1,083,886)	(10,317,025)
Other assets	—	(84,401)
Accounts payable, accrued liabilities and other	(5,563,625)	29,650,491
Warranty liability	(430,154)	(1,244,432)
Net cash used in operating activities	(95,546,635)	(65,979,348)
Cash flows from investing activities:
Capital expenditures	(16,527,317)	(9,708,699)
Investment in Tropos	—	(5,000,000)
Net cash used in investing activities	(16,527,317)	(14,708,699)
Cash flows from financing activities:
Proceeds from issuance of common stock	52,789,512	248,695
Payments on finance lease	(659,582)	(623,648)
Exercise of options and restricted share award activity	(467,214)	(466,532)
Net cash provided by (used in) financing activities	51,662,716	(841,485)
Change in cash and cash equivalents	(60,411,236)	(81,529,532)
Cash and cash equivalents, beginning of the period	99,276,301	201,647,394
Cash and cash equivalents, end of the period	$38,865,065	$120,117,862

See accompanying notes to the unaudited Condensed Consolidated Financial Statements.

Workhorse Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(Unaudited)

1.SUMMARY OF BUSINESS AND SIGNIFICANT ACCOUNTING PRINCIPLES
Overview
We are an American technology company with a vision to pioneer the transition to zero-emission commercial vehicles. Our primary focus is to provide sustainable and cost-effective solutions to the commercial transportation sector. We design and manufacture all-electric delivery trucks and drone systems, including the technology that optimizes the way these vehicles operate. We are focused on our core competency of bringing our electric delivery vehicle programs to market.
Basis of Presentation and Consolidation
The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in conformity with U.S. generally accepted accounting principles (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting and include the accounts and operations of the Company and those of our wholly-owned subsidiaries. Accordingly, they do not include all of the information and footnotes required by GAAP for annual audited financial statements. All intercompany balances and transactions have been eliminated upon consolidation.
In the opinion of our management, the unaudited Condensed Consolidated Financial Statements have been prepared on a basis consistent with the audited consolidated financial statements and include all adjustments necessary for the fair presentation of Workhorse’s financial condition, results of operations and cash flows for the interim periods presented. Such adjustments are of a normal, recurring nature. The results of operations and cash flows for the interim periods presented may not necessarily be indicative of full-year results. Reference should be made to the financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2022.
Liquidity and Going Concern
The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with GAAP applicable to a going concern. The going concern basis of presentation assumes that the Company will continue in operation one year after the date these unaudited Condensed Consolidated Financial Statements are issued and will be able to realize assets and discharge its liabilities and commitments in the normal course of business.

Pursuant to the requirements of the Financial Accounting Standard Board's (“FASB”) Accounting Standards Codification (“ASC”) Topic 205-40, Presentation of Financial Statements - Going Concern (“ASC 205-40”), management must evaluate whether there are conditions and events, considered in aggregate, that raise substantial doubt about the Company's ability to continue as a going concern for one year after the date these unaudited Condensed Consolidated Financial Statements are issued. In accordance with ASC 205-40, management’s analysis can only include the potential mitigating impact of management’s plans that have not been fully implemented as of the issuance date if (a) it is probable that management’s plans will be effectively implemented on a timely basis, and (b) it is probable that the plans, when implemented, will alleviate the relevant conditions or events that raise substantial doubt about the Company’s ability to continue as a going concern.

We had sales of $8.7 million, incurred a net loss of $78.7 million and used $95.5 million of cash in operating activities during the nine months ended September 30, 2023. As of September 30, 2023, the Company had total working capital of $71.9 million, including $38.9 million of cash and cash equivalents, and an accumulated deficit of $706.3 million.

As a result of our recurring losses from operations, accumulated deficit, projected capital needs, and delays in bringing our vehicles to market and, accordingly, lower than expected revenues from vehicle sales, substantial doubt exists regarding our ability to continue as a going concern within one year after the issuance date of the accompanying unaudited Condensed Consolidated Financial Statements. Our ability to continue as a going concern is contingent upon successful execution of management’s intended plan over the next twelve months to improve the Company’s liquidity and working capital, which includes, but is not limited to:

•Generating revenue by increasing sales of our vehicles, delivery and other services.
•Reducing expenses and limiting non-contracted capital expenditures.

•Raising capital to fund operations through the issuance of debt or equity securities, including through our at-the market offering program (“ATM Program)”, the sale of assets, or other strategic transactions.

It is essential that we have access to capital as we bring our existing line of vehicles to market, scale up production and sales of such vehicles and continue to develop our next generation of vehicles. There is no assurance that we will be successful in implementing management’s plans to generate liquidity to fund these activities or other aspects of our short and long-term strategy, that our projections of our future capital needs will prove accurate or that any additional funding would be available or sufficient to continue operations in future periods. The unaudited Condensed Consolidated Financial Statements do not include any adjustments that may result from the outcome of this uncertainty.

Reclassifications
Certain prior period balances have been reclassified to conform to the current year presentation in the unaudited Condensed Consolidated Financial Statements and the accompanying notes. These reclassifications have no effect on previously reported results of operations or stockholders’ equity.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, costs and expenses and related disclosures in the accompanying notes.

2.    INVENTORY, NET

Inventory, net consisted of the following:

	September 30, 2023	December 31, 2022
Raw materials	$24,032,324	$42,500,878
Work in process	1,516,984	25,210,131
Finished goods[1]	17,745,316	301,645
	43,294,624	68,012,654
Less: inventory reserves	(2,511,332)	(59,162,512)
Inventory, net	$40,783,292	$8,850,142
(1) Finished goods inventory includes new vehicles available for sale.
We reserve inventory for any excess or obsolete inventories or when we believe the net realizable value of inventories is less than the carrying value.
As of September 30, 2023 and December 31, 2022, the Company recorded inventory reserves of $2.5 million and $59.2 million, respectively. The period over period decrease in inventory reserves was primarily driven by our efforts to sell and dispose of C-Series vehicle program inventory, which was fully reserved as the program was discontinued at the end of 2022. The sale and disposal activity did not have a material impact on the Company’s results of operations during the nine months ended September 30, 2023.
3.     CONTRACT MANUFACTURING SERVICES AND INVESTMENT IN TROPOS
We have a minority ownership investment in Tropos Technologies, Inc. (“Tropos”). The investment was obtained during the third quarter of 2022 in exchange for a cash payment of $5.0 million and a $5.0 million contribution of non-cash consideration representing a deposit from Tropos for future assembly services under an Assembly Services Agreement. The $5.0 million non-cash consideration was recorded as deferred revenue and is recognized as revenue over time as assembly service performance obligations are satisfied.
We record our investment at cost less impairment, if applicable. In accordance with FASB ASC Topic 321, Investments - Equity Securities, we assess our investment for impairment at each reporting period to determine if the fair value has declined below its cost basis and if the impairment is other-than-temporary. As of September 30, 2023, we determined that our investment in Tropos is impaired based on the economic conditions and uncertainties that have significantly affected Tropos' performance and financial position. The impairment is considered to be other-than-temporary as the decline in fair value of the investment is not expected to recover in the foreseeable future.
The impairment charge recognized for our investment is $10.0 million, which represents the difference between the original cost of the investment and its fair value as of the impairment assessment date. The impairment loss was recognized in Other Income (Loss) in the unaudited Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2023.
The impairment of our investment as of September 30, 2023 did not release the Company from its obligation to perform assembly services under the agreement.

4.    PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consisted of the following:

	September 30, 2023	December 31, 2022
Prepaid purchases(1)	$26,252,384	$34,611,649
Less: prepaid purchases reserve(2)	(17,419,622)	(22,163,338)
Prepaid purchases, net	8,832,762	12,448,311
Prepaid insurance	1,260,313	1,198,769
Other	612,829	505,401
Prepaid expenses and other current assets	$10,705,904	$14,152,481

(1) The Company’s prepaid purchases consist primarily of deposits made to our suppliers for non-recurring engineering costs, capital expenditures, and production parts. The decrease in prepaid purchases as compared to December 31, 2022 is primarily due to receiving inventory on supplier orders related to our W4 CC, W750 and W56 vehicle programs, with limited new supplier orders requiring prepayment. Additionally, we wrote-off prepaid purchases related to the C-Series vehicle program, which were fully reserved as the program was discontinued in 2022.
(2) We record reserves on prepaid purchases that are significantly aged, for balances that represent deposits for certain production parts related to the Company’s C-Series vehicle program, and for balances specifically identified as having a carrying value in excess of net realizable value. The reserve represents our best estimate of deposits on orders that we do not expect to recover. The decrease in the reserve was a result of the write-off of prepaid purchases related to the C-Series vehicle program, which was fully reserved as the program was discontinued in 2022.

5.    REVENUE
Revenue Recognition
The following table provides a summary of sales activity for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Sales, net of returns and allowances	$2,570,250	$1,336,792	$7,292,417	$1,336,792
Other sales	458,295	212,006	1,396,006	238,860
Total sales, net of returns and allowances	$3,028,545	$1,548,798	$8,688,423	$1,575,652
Sales for the three months ended September 30, 2023 included the reversal of a $2.4 million sales allowance related to W4 CC vehicle sales. Sales for the nine months ended September 30, 2023 and 2022 consisted primarily of W4 CC vehicle sales. Other sales for the three and nine months ended September 30, 2023 consisted of delivery services, service parts and other services.

Deferred revenue is equivalent to the total service fee allocated to the assembly service performance obligations that are unsatisfied as of the balance sheet date. Deferred revenue was $4.7 million and $5.4 million as of September 30, 2023 and December 31, 2022, respectively.
Revenue recognized from the deferred revenue balance was $0.1 million and $0.2 million for the three and nine months ended September 30, 2023, respectively, and zero for the three and nine months ended September 30, 2022.

6.    ACCRUED AND OTHER CURRENT LIABILITIES

Accrued and other current liabilities consisted of the following:

	September 30, 2023	December 31, 2022
Legal reserve (Note 13)	$—	$35,000,000
Compensation and related costs	2,852,605	4,967,187
Other	3,006,149	6,240,244
Total accrued and other current liabilities	$5,858,754	$46,207,431

Warranties

Warranty liability activity consisted of the following for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Warranty liability, beginning of period	$1,922,580	$3,322,212	$2,207,674	$4,583,916
Warranty costs incurred	(289,404)	(387,584)	(884,717)	(1,086,542)
Provision for warranty	144,344	404,856	454,563	(157,890)
Warranty liability, end of period	$1,777,520	$3,339,484	$1,777,520	$3,339,484

7.    LEASES
We have entered into various operating and finance lease agreements for offices, manufacturing and warehouse facilities. We determine if an arrangement is a lease, or contains a lease provision, at inception and record the leases in our financial statements upon lease commencement, which is the date when the underlying asset is made available for our use by the lessor.
We have elected not to disclose in the unaudited Condensed Consolidated Balance Sheets leases with a lease term of 12 months or less at lease inception that do not contain a purchase option or renewal term provision we are reasonably certain to exercise. All other lease right-of-use assets and lease liabilities are recognized based on the present value of lease payments over the lease term at commencement date. Because most of our leases do not provide an implicit rate of return, we used our incremental borrowing rate based on the information available at lease commencement date in determining the present value of lease payments.
Our leases may include options to extend the lease term for up to 5 years. Some of our leases also include options to terminate the lease prior to the end of the agreed upon lease term. For purposes of calculating lease liabilities, lease terms include options to extend or terminate the lease when it is reasonably certain we will exercise such options.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Short-term lease expense	$74,058	$179,704	$200,733	$603,712
Operating lease expense	614,060	521,566	1,754,557	1,284,533
Total lease expense	$688,118	$701,270	$1,955,290	$1,888,245

Lease right-of-use assets consisted of the following:

	September 30, 2023	December 31, 2022
Operating leases	$5,207,130	$5,884,865
Finance leases	5,671,370	5,821,938
Total lease right-of-use assets	$10,878,500	$11,706,803

Lease liabilities consisted of the following:

	September 30, 2023	December 31, 2022
Operating leases	$6,516,981	$6,977,896
Finance leases	2,703,576	3,147,198
Total lease liabilities	9,220,557	10,125,094
Less: current portion	(1,561,769)	(1,285,032)
Long-term portion	$7,658,788	$8,840,062

8.    STOCK-BASED COMPENSATION
We maintain, as approved by the board of directors and the stockholders, the 2017 Incentive Stock Plan, the 2019 Incentive Stock Plan and the 2023 Long-Term Incentive Plan (the “Plans”) providing for the issuance of stock-based awards to employees, officers, directors or consultants of the Company. Non-qualified stock options may only be granted with an exercise price equal to the market value of our common stock on the grant date. Awards under the Plans may be either vested or unvested options, or unvested restricted stock. The Plans have authorized 17.5 million shares for issuance of stock-based awards. As of September 30, 2023 there were approximately 2.9 million shares available for issuance of future stock awards under the Plans.
Stock-based compensation expense
The following table summarizes stock-based compensation expense for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Stock options	$244,887	$245,867	$727,996	$732,830
Restricted stock awards	2,385,351	2,047,989	6,952,423	5,954,098
Performance-based restricted stock awards	890,166	691,419	2,641,470	1,941,049
Total stock-based compensation expense	$3,520,404	$2,985,275	$10,321,889	$8,627,977

Stock options
A summary of stock option activity for the nine months ended September 30, 2023 is as follows:

	Number of Options	Weighted Average Exercise Price per Option	Weighted Average Remaining Contractual Life (Years)
Balance, December 31, 2022	423,626	$7.6	6.7
Exercised	(50,200)	1.1
Forfeited	(80,997)	1.7
Balance, September 30, 2023	292,429	$10.3	8.3
Number of options exercisable at September 30, 2023	204,213	$10.3	8.3

As of September 30, 2023, unrecognized compensation expense was $0.9 million for unvested options which is expected to be recognized over the next 0.9 years.

Restricted stock awards
A summary of restricted stock award activity for the nine months ended September 30, 2023 is as follows:

	Number of Unvested Shares	Weighted Average Grant Date Fair Value per Share
Balance, December 31, 2022	3,525,331	$4.9
Granted	3,962,731	1.5
Vested	(1,516,409)	4.5
Forfeited	(311,998)	2.7
Balance, September 30, 2023	5,659,655	$2.7

As of September 30, 2023, unrecognized compensation expense was $11.7 million for unvested restricted stock awards which is expected to be recognized over the next 1.6 years.

Performance share units (“PSUs”)

As of September 30, 2023, the number of unvested PSUs was 3.1 million. The vesting of the PSUs is conditioned upon achievement of certain performance objectives over performance periods ending December 31, 2024 and 2025 as defined in each award agreement. Fifty percent of the PSUs vest based upon the Company’s total shareholder return as compared to a group of peer companies (“TSR PSUs”), and fifty percent of the PSUs vest based upon our performance on certain measures including a cumulative adjusted EBITDA target (“EBITDA PSUs”). Depending on the actual achievement of the performance objectives, the grantee may earn between 0% and 200% of the target PSUs.

A summary of the activity for PSU awards with total shareholder return performance objectives for the nine months ended September 30, 2023 is as follows:

	Number of Unvested Shares	Weighted Average Grant Date Fair Value per Share
Balance, December 31, 2022	738,751	$11.8
Granted	986,144	1.9
Forfeited	(22,278)	1.9
Balance, September 30, 2023	1,702,617	$6.2
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
As of September 30, 2023, unrecognized compensation expense was $5.0 million for unvested TSR PSUs, which is expected to be recognized over the next 1.5 years.

A summary of the PSU awards with cumulative adjusted EBITDA targets for the nine months ended September 30, 2023 is as follows:

Number of Unvested Shares
Balance, December 31, 2022	432,546
Granted	986,144
Forfeited	(22,278)
Balance, September 30, 2023	1,396,412
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

9.    STOCKHOLDERS’ EQUITY
Securities Litigation Settlement
On September 1, 2023, we issued 25.4 million shares of common stock with an aggregate value of $20.0 million in connection with the settlement of the Securities Litigation as described below in Note 13, Commitments and Contingencies. The number of shares was based on the market price per share of our common stock on August 31, 2023. This transaction was recorded as a noncash operating activity.
As a result of the settlement, we no longer have any obligation related to the securities litigation and, as such, the $15.0 million insurance receivable previously recorded in Other Receivable and $35.0 million legal reserve previously recorded in Accrued and Other Current Liabilities were zero as of September 30, 2023.
At-The-Market Sales Agreement
On March 10, 2022, we entered into the ATM Program, under which we may offer and sell shares of our common stock having an aggregate sales price of up to $175.0 million.

During the three and nine months ended September 30, 2023, we issued 24.6 million and 63.3 million shares, respectively, under the ATM Program for net proceeds of $12.5 million and $52.8 million, respectively. During the three and nine months ended September 30, 2022, we issued 0.1 million and 0.1 million shares, respectively, under the ATM Program for net proceeds of $0.2 million and $0.2 million, respectively. The remaining aggregate sales available under the ATM Program was $108.0 million as of September 30, 2023.

10.    INCOME TAXES
As of September 30, 2023 and December 31, 2022, the Company's deferred tax liability was zero. Cumulative deferred tax assets are fully reserved as there is not sufficient evidence to conclude it is more likely than not the deferred tax assets are realizable. No current liability for federal or state income taxes has been included in these unaudited Condensed Consolidated Financial Statements due to the loss for the periods.

11.    LOSS PER SHARE
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

The following table presents the potentially dilutive shares that were excluded from the computation of diluted net loss per share of common stock, because their effect was anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Stock-based awards and warrants	10,094,146	3,364,289	10,094,146	10,129,870
Convertible notes(1)	—	—	—	7,833,666

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
On July 28, 2023 (the “Judgment Date”), the Court entered an order (the “Order”) granting final approval of the Stipulation of Settlement, resolving the Securities Class Action. Pursuant to the Stipulation of Settlement, in exchange for a release of all claims and dismissal with prejudice of the Securities Class Action, the Company agreed to create a settlement fund with an escrow agent (the “Settlement Fund”), consisting of $15.0 million in cash and $20.0 million in shares of common stock of the Company (the “Settlement Shares”) from which class members will receive payment. The escrow agent may sell the Settlement Shares and deposit the proceeds from such sales into the Settlement Fund or may distribute the Settlement Shares to class members.
Pursuant to the Stipulation of Settlement, the number of Settlement Shares to be issued was based on the volume weighted average price (“VWAP”) of the Company’s common stock for the 15 trading days immediately preceding the Judgment Date. The VWAP would be adjusted if, at market close on the trading day before the date the Company deposits the Settlement Shares, the market price per share of the Company’s common stock deviated more than 25% above or below the VWAP Price. Upon such deviation, the number of Settlement Shares would be adjusted, upward or downward, such that the aggregate value of the Settlement Shares equals $20.0 million. Consistent with the foregoing, the Company issued 25,380,711 shares of its common stock into the Settlement Fund as Settlement Shares in September 2023.
For additional information regarding the Securities Class Action, see Note 17, “Commitments and Contingencies – Legal Proceedings – Securities Litigation” included in Item 8, “Financial Statements and Supplementary Data” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

14.    DEBT

On August 10, 2023, the Company entered into a Floorplan and Security Agreement (the “Agreement”) with Mitsubishi HC Capital America, Inc. Pursuant to this arrangement, the Company has obtained a revolving floorplan line of credit with a maximum borrowing limit of $5.0 million, which remained undrawn and fully available as of September 30, 2023.

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

The terms of the floorplan lending line of credit include interest charged on the outstanding borrowings and may also include other fees and covenants. Interest is typically charged at a variable rate based on a reference interest rate, such as the Secured Overnight Financing Rate (“SOFR”), plus 4.86%.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview
We are an American technology company with a vision to pioneer the transition to zero-emission commercial vehicles. Our primary focus is to provide sustainable and cost-effective solutions to the commercial transportation sector. We design and manufacture all-electric trucks and drone systems, including the technology that optimizes the way these vehicles operate. We are focused on our core competency of bringing our electric vehicle programs to market.

We continue to seek opportunities to grow the business organically, and by expanding relationships with existing and new customers. We believe we are well positioned to take advantage of long-term opportunities and continue our efforts to bring product innovations to-market. We are evaluating a broad range of strategic alternatives for our drone vehicles which may include a sale, strategic partnership, another transaction, or the continued execution of our strategic plan for drone vehicle production within Workhorse.
Recent Developments
Certified Dealer Program

During the three months ended September 30, 2023, we continued to add dealers to our Certified Dealer Program, expanding the official network of verified dealers trained to safely repair and maintain the electric components of our vehicles into new states to support our customers. The Certified Dealer Program allows us to establish a comprehensive training program enabling dealers to safely assist customers with vehicle maintenance in addition to providing strategies for vehicle deployment into their fleets. To ensure high quality vehicle maintenance, Workhorse certified dealers have also made investments in electric vehicle (“EV”) charging infrastructure, tooling, and building out spare parts inventory. The Certified Dealer Program is designed to provide a strong foundation of safety and reliability in our vehicles for both our dealers and end customers. Our California dealers are eligible to participate in the California Air Resources Board (“CARB”) Hybrid and Zero-Emission Truck and Bus Incentive Project (“HVIP”) program as a result of our recent approval by CARB to participate as an intermediate-stage manufacturer.
Vehicles in Production

We continue to focus on product quality, manufacturing capacity and operational planning, and engineering and design to enable increased deliveries and deployments of our products and future revenue growth. During the three months ended September 30, 2023, we began production of our W56 vehicle program in both strip chassis and Step Van variants. We also recognized sales of W4CC, W750 and HorseFly vehicles, and continued to develop and commercialize our package delivery trucks and drones. Our progress on the W750 production supports the electrification of the fleet of trucks being utilized by our Stables & Stalls initiative, which operates FedEx Ground delivery routes in the greater Cincinnati area. The electrification of the fleet provides us with firsthand data on the benefits and challenges of independent fleet operators experience while executing last-mile delivery operations. The initiative also provides valuable insights into how our customers can plan for and manage the transition to EV operations, including how to develop adequate charging infrastructure, training and maintenance services. Despite concluding that our equity investment in Tropos was impaired during the period based on the economic conditions and uncertainties that have significantly affected Tropos' performance and financial position, we continued executing our assembly services for the Tropos vehicles. In addition to our ongoing production ramp in 2023, we intend to continue to generate demand and brand awareness by improving our vehicles’ performance and functionality, and by developing new vehicle programs, including new W56 variants and the WNext platform. We expect to continue to benefit from ongoing electrification of the automotive sector and increasing environmental awareness.
Securities Litigation and Shareholder Derivative Litigation

During the third quarter of 2023, each of the previously disclosed securities class action and shareholder derivative action settled in accordance with the terms of their respective terms of settlement without the Company owing any further financial obligations. As previously disclosed, during the three months ended September 30, 2023, we issued 25.4 million shares of common stock in settlement of our previously disclosed securities class action litigation, pursuant to the stipulation of settlement. For further information regarding each the securities class action and shareholder derivative litigation and the respective settlement thereof, please see Note 13, “Commitments and Contingencies – Shareholder Derivative Litigation” included in Item 1 of this Form 10-Q, and Note 17, “Commitments and Contingencies – Legal Proceedings” included in Item 8 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

Recent Trends and Market Conditions

We continue to monitor macroeconomic conditions to remain flexible and to optimize and evolve our business as appropriate, and we will have to accurately project demand and infrastructure requirements globally and deploy our production, workforce and other resources accordingly. For more detailed descriptions of the impact and risks to our business, please see the risk factors described in Part I, Item 1A, Risk Factors in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 1, 2023 (the Form 10-K”) and Part II, Item 1A, Risk Factors in our Quarterly Reports on Form 10-Q filed with the SEC on May 15, 2023 and August 14, 2023, as well as this Quarterly Report on Form 10-Q.

Market Demand. Sales performance during the three and nine month periods ended September 30, 2023 were down largely due to slower-than-anticipated industry wide electric vehicle adoption rates and lack of government subsidies and incentives available to our dealers. On November 8, 2023 CARB approved Workhorse's application to participate in the HVIP program with its W4 CC and W750 vehicles. This approval is part of a first-of-its-kind program that allows vehicle modifiers to list their vehicles directly with HVIP. We will be the first company to participate in the program and will have our own manufacturer's pool for our W4 CC and W750 vehicles. We expect this certification will help drive overall demand for our vehicles.

Commodities. Prices for commodities remain volatile, and we expect to experience price increases for base metals and raw materials that are used in batteries for electric vehicles (e.g., lithium, cobalt, and nickel) as well as steel, aluminum and other material inputs. Global demand and differences in output across sectors as a result of geopolitical uncertainties have generated divergence in price movements across different commodities. We expect the net impact on us overall will be higher material costs.

Supply Chain. We continue to develop relationships with suppliers of key parts, components and raw materials to be used in the manufacturing of our products such as batteries, electronics, and vehicle chassis that are sourced from suppliers across the world. As we continue to execute on our new vehicle programs, we will continue to identify supplier relationship and vehicle program synergies which may allow us to take advantage of pricing efficiencies from economies of scale. Where available, we will utilize multiple supply sources for key parts, and we will work to qualify multiple supply sources to achieve pricing efficiencies and minimize potential production risks related to supply chain.

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

The following section provides a narrative discussion about our financial condition and results of operations. The comments should be read in conjunction with our unaudited Condensed Consolidated Financial Statements and related Notes thereto included in Item 1 of this Form 10-Q and in conjunction with the 10-K filed with the SEC on March 1, 2023.

Results of Operations
The following table sets forth, for the periods indicated, the components of the Company's unaudited Condensed Consolidated Statements of Operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Sales, net of returns and allowances	$3,028,545	$1,548,798	$8,688,423	$1,575,652
Cost of sales	6,557,358	9,515,547	20,312,854	16,459,102
Gross loss	(3,528,813)	(7,966,749)	(11,624,431)	(14,883,450)
Operating expenses
Selling, general and administrative	11,756,291	34,753,017	40,448,651	59,693,419
Research and development	5,771,588	6,126,951	18,056,182	15,165,946
Total operating expenses	17,527,879	40,879,968	58,504,833	74,859,365
Loss from operations	(21,056,692)	(48,846,717)	(70,129,264)	(89,742,815)
Interest income (expense), net	410,980	27,716	1,466,839	(2,290,993)
Other income (loss)	(10,000,000)	13,413,500	(10,000,000)	13,413,500
Loss before benefit for income taxes	(30,645,712)	(35,405,501)	(78,662,425)	(78,620,308)
Benefit for income taxes	—	—	—	—
Net loss	$(30,645,712)	$(35,405,501)	$(78,662,425)	$(78,620,308)

Sales, net of returns and allowances
Sales, net of returns and allowances for the three months ended September 30, 2023 and 2022 were $3.0 million and $1.5 million, respectively. The increase in sales was primarily driven by the reversal of a $2.4 million sales allowance in the current period related to the sale of W4 CC vehicles in the second quarter of 2023.
Sales, net of returns and allowances for the nine months ended September 30, 2023 and 2022 were $8.7 million and $1.6 million, respectively. The increase in sales was primarily driven by sales of W4 CC vehicles during 2023.
Cost of sales
Cost of sales for the three months ended September 30, 2023 and 2022 were $6.6 million and $9.5 million, respectively. The decrease was primarily due to a $2.9 million decrease in inventory reserves and adjustments recognized in the prior year period as a result of the disposition of C-Series inventory. Additionally, lower sales volume in the current period led to a $1.0 million decrease in costs which were offset by a $1.2 million increase in employee compensation and related expenses.
Cost of sales for the nine months ended September 30, 2023 and 2022 were $20.3 million and $16.5 million, respectively. The increase was primarily due to higher sales volume during the current period, resulting in a $5.1 million increase in production costs and a $2.8 million increase in employee compensation and related expenses. These increases were partially offset by a $3.9 million decrease in inventory reserves and adjustments, which was driven by the disposition of C-Series inventory in 2022.
Selling, general and administrative expenses
Selling, general and administrative (“SG&A”) expenses during the three months ended September 30, 2023 and 2022 were $11.8 million and $34.8 million, respectively. The decrease was primarily driven by a $23.9 million decrease in expenses associated with the securities and derivative litigation settlements recognized in the same period last year. Employee compensation and related expenses, including non-cash stock-based compensation expense, decreased by $0.4 million compared to the prior period. These decreases were partially offset by a $0.8 million increase in professional services and other expenses.
SG&A expenses during the nine months ended September 30, 2023 and 2022 were $40.4 million and $59.7 million, respectively. The decrease was primarily driven by a $26.3 million decrease in expenses associated with the securities and derivative litigation settlements recognized in the same period last year. This decrease was partially offset by a $3.5 million increase in employee compensation and related expenses, including non-cash stock-based compensation expense, a $2.0 million increase in professional services and other expenses and a $0.6 million increase in corporate insurance expenses.

Research and development expenses
Research and development (“R&D”) expenses during the three months ended September 30, 2023 and 2022 were $5.8 million and $6.1 million, respectively. The decrease was driven by a $0.9 million decrease in consulting expenses, partially offset by a $0.5 million increase in employee compensation and related expenses.
R&D expenses during the nine months ended September 30, 2023 and 2022 were $18.1 million and $15.2 million, respectively. The increase was primarily driven by an increase of $1.9 million in employee compensation and related expenses and a $0.9 million increase in prototype expenses. These increases were partially offset by a $0.7 million decrease in consulting expenses.

Interest income (expense), net

Net interest income for the three months ended September 30, 2023 was $0.4 million as compared to $27.7 thousand of interest expense for the three months ended September 30, 2022. Net interest income in the current period is driven by interest earned on cash in our money market investment account.

Net interest income for the nine months ended September 30, 2023 was $1.5 million as compared to $2.3 million interest expense for the nine months ended September 30, 2022. Net interest income in the current period was driven by interest earned on cash in our money market investment account. Net interest expense in the prior year period was primarily related to fair value adjustments, contractual interest expense, and loss on conversion of our former convertible notes, which were exchanged for shares of our common stock during 2022.

Other income (loss)

Other (loss) for the three and nine months ended September 30, 2023 was $10.0 million as compared to $13.4 million other income for the three and nine months ended September 30, 2022. Other (loss) in the current period represents the impairment of our investment in Tropos. Other income in the prior year period was represents proceeds from the sale of C-Series inventory that was previously fully reserved.
Income taxes
Benefit for income taxes during the three and nine months ended September 30, 2023 was zero.

Liquidity and Capital Resources; Going Concern
We had $8.7 million of sales for the nine months ended September 30, 2023. As of September 30, 2023, we had total working capital of $71.9 million, including $38.9 million in cash and cash equivalents, and accumulated deficit of $706.3 million. During the nine months ended September 30, 2023, we incurred a loss from operations of $70.1 million and used $95.5 million of cash in operating activities.

Our ability to continue as a going concern is contingent upon successful execution of management’s intended plan over the next twelve months to improve the Company’s liquidity and working capital requirements. We have made significant progress executing on our revised strategic product roadmap for our electric vehicle offerings, and we expect to generate additional sales revenue within the next twelve months which will help support our operations. Additionally, management plans to reduce its discretionary spend related to non-contracted capital expenditures and other expenses, if necessary. However, if the expected sales are not generated and management is not able to control capital expenditures and other expenses, we will continue to incur substantial operating losses and negative cash flows from operations. There can be no assurance that we will be successful in implementing our plans or acquiring additional funding, that our projections of our future capital needs will prove accurate, or that any additional funding would be sufficient to continue operations in future years. As a result of our losses, current liquidity level and our projected capital needs, substantial doubt exists about the Company’s ability to continue as a going concern over the next twelve months from the date of the accompanying unaudited Condensed Consolidated Financial Statements.

Our future funding requirements will depend upon many factors, including, but not limited to:

•our ability to produce our current generation of vehicles at required scale and to sell such vehicles to customers;
•our ability to acquire or license other technologies we may seek to pursue;
•our ability to manage our growth and operational expenses; and
•competing technological and market developments.

To the extent revenues from operations are insufficient to meet our liquidity requirements, we primarily plan to rely upon a private or public placement of our equity securities, including the continued use of the ATM Program (as further described below), for which there can be no assurance we will be successful in such efforts. We may also rely on debt financing or other sources of capital funding such as through the sale of assets to obtain sufficient financial resources to fund our operating activities. If we are unable to maintain sufficient financial resources, our business, financial condition and results of operations, as well as our ability to continue to develop, produce and market our new vehicle programs and satisfy our obligations as they become due, will be materially and adversely affected. This could affect future vehicle program production and sales. Failure to obtain additional financing will have a material, adverse impact on our business operations. There can be no assurance that we will be able to obtain the financing needed to achieve our goals on acceptable terms or at all. Additionally, any equity or equity linked financings would likely have a dilutive effect on the holdings of our existing stockholders.
Under the ATM Program, we may offer and sell shares of our common stock having an aggregate sales price of up to $175.0 million, in amounts and at times determined by management. During the three and nine months ended September 30, 2023, we issued 24.6 million and 63.3 million shares under the ATM Program for net proceeds of $12.5 million and $52.7 million, respectively. During the three and nine months ended September 30, 2022, we issued 0.1 million and 0.1 million shares, respectively, under the ATM Program for net proceeds of $0.2 million and $0.2 million, respectively. As of September 30, 2023 we have approximately $108.0 million available through the issuance of shares of common stock under the ATM Program.
For the three and nine months ended September 30, 2023, we maintained an investment in a bank money market fund. Cash in excess of immediate requirements is invested with regard to liquidity and capital preservation. Wherever possible, we seek to minimize the potential effects of concentration and degrees of risk. We will continue to monitor the impact of the changes in the conditions of the credit and financial markets to our investment portfolio and assess if future changes in our investment strategy are necessary.
Summary of Cash Flows

	Nine Months Ended September 30,
	2023	2022
Net cash used in operating activities	$(95,546,635)	$(65,979,348)
Net cash used in investing activities	$(16,527,317)	$(14,708,699)
Net cash provided by (used in) financing activities	$51,662,716	$(841,485)

Cash Flows from Operating Activities
Our cash flows used in operating activities are affected by our cash investments to support the business in R&D, manufacturing, selling, general and administration. Our operating cash flows are also affected by our working capital needs to support fluctuations in inventory, personnel expenses, accounts payable and other current assets and liabilities.
During the nine months ended September 30, 2023 and 2022, net cash used in operating activities was $95.5 million and $66.0 million, respectively. The increase in net cash used in operations was primarily attributable to an increase in spend related to initial inventory builds as we continue to ramp up our production of the W4 CC, W750 and W56 vehicle programs.
Cash Flows from Investing Activities
Cash flows used in investing activities and their variability across each period related primarily to capital expenditures to upgrade our administrative, research, and production facilities, which were $16.5 million for the nine months ended September 30, 2023 and $9.7 million for the nine months ended September 30, 2022. The cash flows used in investing activities for the nine months ended September 30, 2022 also included a $5.0 million cash payment made in connection with our investment in

Tropos, which is described in Note 3, Contract Manufacturing Services and Investment in Tropos, of the Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q.
Cash Flows from Financing Activities
Net cash provided by financing activities during the nine months ended September 30, 2023 was $51.7 million, which was primarily attributable to the issuance of common stock under our ATM Program.
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

Critical Accounting Estimates
There have been no material changes to the critical accounting estimates is contained in our Annual Report on Form 10-K for the year ended December 31, 2022, under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Recent Accounting Pronouncements
A description of recently issued and adopted accounting pronouncements is contained in Note 12, Recent Accounting Pronouncements, of the unaudited Condensed Consolidated Financial Statements.

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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS

For a description of certain material legal proceedings, please see Note 13, Commitments and Contingencies, to the unaudited Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q.

ITEM 1A. RISK FACTORS

For a detailed discussion of risk factors affecting us, see “Part I – Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022. Except as set forth below, there have been no material changes in the current period regarding our risk factors.

Substantial doubt exists regarding the Company’s ability to continue as a going concern through the twelve months following the date of the issuance of the financial statements accompanying this Form 10-Q.

We have incurred net losses of $117.2 million and $401.3 million for the fiscal years ended December 31, 2022 and December 31, 2021, respectively, and net losses of $30.6 million and $78.7 million for the three and nine month periods ended September 30, 2023, respectively. As a result of our recurring losses from operations, accumulated deficit, projected working capital needs and delays in bringing our vehicles to market, and, accordingly, lower than expected revenue from such vehicles sales, substantial doubt exists as to the Company’s ability to continue as a going concern over the twelve months from the date of the issuance of the unaudited financial statements accompanying this Form 10-Q. To the extent we are unable to satisfy these capital needs, we will need to significantly modify or terminate our operations and our planned business activities.

We are currently out of compliance with the Nasdaq’s continuing listing requirements and if we fail to satisfy all such applicable Nasdaq continued listing requirements, our common stock may be delisted from Nasdaq, which could have an adverse impact on the liquidity and market price of our common stock.

Our common stock is currently listed on The Nasdaq Capital Market, which has qualitative and quantitative continued listing requirements, including corporate governance requirements, public float requirements and a $1.00 minimum closing bid price requirement. Our common stock price has been and may in the future be below the minimum bid price for continued listing on Nasdaq. On September 22, 2023, we received notice from Nasdaq indicating that the closing bid price for our common stock had fallen below the minimum bid price for continued listing for 30 consecutive trading days and was no longer in compliance with the minimum bid requirement. In order to regain compliance, the closing bid price of our common stock must be equal to or above the minimum bid price for a period of 10 consecutive trading days prior to March 20, 2024. In the event the Company fails to meet this requirement by such date, the Company may be eligible for an additional grace period of another 180 days, so long as it meets the applicable market value of publicly held shares requirement and other applicable listing standards for the Nasdaq Capital Market, other than the minimum bid price requirement, on the trading date prior to the deadline, and informs Nasdaq of its intent to cure this deficiency. If the Company fails to meet these requirements or fails to satisfy any other continued listing requirements, Nasdaq may take steps to delist our common stock. Delisting would likely have an adverse effect on the liquidity of our common stock, decrease the market price of our common stock, result in the potential loss of confidence by investors, suppliers, customers, and employees, and fewer business development opportunities, and adversely affect our ability to obtain financing for our continuing operations.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Insider Trading Arrangements

During the three and nine months ended September 30, 2023, none of our officers or directors adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.” However, certain of our directors and officers may adopt 10b5-1 Plans or non-Rule 10b5-1 trading arrangements in the future.

ITEM 6. EXHIBITS

Exhibit No.	Description
3.1
Certificate of Amendment to the Company’s Articles of Incorporation (incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission September 6, 2023)

3.2	Second Amended and Restated Bylaws (incorporated by reference to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission July 12, 2023)
10.1
Floorplan and Security Agreement, dated as of August 10, 2023, by and between Workhorse Technologies Inc. and Mitsubishi HC Capital America, Inc. (incorporated by reference to the Company's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission August 14, 2023

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

WORKHORSE GROUP INC.

Dated: November 14, 2023	By:	/s/ Richard Dauch
Name: Richard Dauch Title: Chief Executive Officer (Principal Executive Officer)

Dated: November 14, 2023	By:	/s/ Robert M. Ginnan
Name: Robert M. Ginnan Title: Chief Financial Officer (Principal Financial Officer)