Form 10-K
period 2023-12-31
Workhorse Group Inc.
filed 2024-03-12
CIK 1425287

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
As of June 30, 2023, the last business day of the Registrant’s most recently completed second fiscal quarter, the market value of our common stock held by non-affiliates was $173,157,504.
The number of shares of the Registrant’s common stock, $0.001 par value per share, outstanding as of March 8, 2024, was 314,830,058.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of Workhorse Group’s Definitive Proxy related to the 2023 Annual Meeting of Stockholders to be filed subsequently are incorporated by reference into Part III of this Form 10-K.

i

Forward-Looking Statements
The discussions in this Annual Report on Form 10-K (this “Report”) contain forward-looking statements reflecting our current expectations that involve risks and uncertainties. These statements are made under the “safe harbor” provisions of the U.S. Private Securities Litigation Reform Act of 1995. When used in this Report, the words “anticipate,” “expect,” “plan,” “believe,” “seek,” “estimate” and similar expressions are intended to identify forward-looking statements. These are statements that relate to future periods and include, but are not limited to, statements about the features, benefits and performance of our products, our ability to introduce new product offerings and increase revenue from existing products, expected expenses including those related to selling and marketing, product development and general and administrative, our beliefs regarding the health and growth of the market for our products, anticipated increase in our customer base, expansion of our products functionalities, expected revenue levels and sources of revenue, expected impact, if any, of legal proceedings, the adequacy of our liquidity and capital resources, the likelihood of us obtaining additional financing in the immediate future and the expected terms of such financing, and expected growth in business. Forward-looking statements are statements that are not historical facts. Such forward-looking statements are subject to risks and uncertainties, which could cause actual results to differ materially from the forward-looking statements contained in this Report. Factors that could cause actual results to differ materially include, but are not limited to: our ability to develop and manufacture our new product portfolio, including the W4 CC, W750, W56 and WNext programs; our ability to attract and retain customers for our existing and new products; risks associated with obtaining orders and executing upon such orders; the unavailability, reduction, elimination or adverse application of government subsidies, incentives and regulations; supply chain disruptions, including constraints on steel, semiconductors and other material inputs and resulting cost increases impacting our Company, our customers, our suppliers or the industry; our ability to capitalize on opportunities to deliver products to meet customer requirements; our limited operations and need to expand and enhance elements of our production process to fulfill product orders; our general inability to raise additional capital to fund our operations and business plan; our ability to obtain financing to meet our immediate liquidity needs and the potential costs, dilution and restrictions imposed by any such financing; our ability to regain compliance with the listing requirements of the Nasdaq Capital Market and otherwise maintain the listing of our securities thereon and the impact of any steps we take to regain such compliance, such as a reverse split of our common stock, on our operations, stock price and future access to liquidity; our ability to protect our intellectual property; market acceptance for our products; our ability to obtain sufficient liquidity from operations and financing activities to continue as a going concern and, our ability to control our expenses; the effectiveness of our cost control measures and impact such measures could have on our operations; potential competition, including without limitation shifts in technology; volatility in and deterioration of national and international capital markets and economic conditions; global and local business conditions; acts of war (including without limitation the conflicts in Ukraine and Israel) and/or terrorism; the prices being charged by our competitors; our inability to retain key members of our management team; our inability to satisfy our customer warranty claims; the outcome of any regulatory or legal proceedings; and other risks and uncertainties and other factors discussed from time to time in our filings with the Securities and Exchange Commission (“SEC”), including under the “Risk Factors” section of this Report. Forward-looking statements speak only as of the date hereof. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based, except as required by law.
All references in this Report that refer to the “Company”, “Workhorse Group”, “Workhorse”, “we,” “us” or “our” are to Workhorse Group Inc.
ii

PART I
ITEM 1. BUSINESS

Recent Developments

Going Concern; Possible Financing

As discussed more fully under Risk Factors and Liquidity and Capital Resources; Going Concern, below, our ability to continue as a going concern is contingent upon successful execution of management’s intended plan over the next twelve months to improve the Company’s liquidity and working capital requirements. A vital component of such plan is the consummation of a financing in the immediate future to address these requirements in the short term.

Accordingly, the Company is in the process of negotiating with potential financing sources for a financing transaction that would make liquidity available both in the short term and over time (a “Possible Financing”). The Company intends to consummate a Possible Financing in the near future.

Although the terms of a Possible Financing remain under negotiation, the Company currently expects that any such financing would have a cost of capital materially higher than the cost of capital of its existing financing arrangements and a substantial potentially dilutive equity component, whether through a conversion feature, significant warrant coverage or both. A Possible Financing may also contain terms that limit the Company’s ability to sell common stock under its ATM Agreement and ELOC Agreement and to incur new debt.

There is no assurance that any Possible Financing will be available on any terms. If we are not able to complete a Possible Financing or find another source of liquidity in the immediate future, we may be unable to continue our operations or may need to substantially reduce them.

Additional Cost Reduction Measures

Another vital component of management’s intended plan over the next twelve months to improve our liquidity and working capital requirements is reducing our operating costs to, among other things, reduce demands on the liquidity that is available to us. Accordingly, in the first quarter of 2024 we took the measures described below.

•We are in the process of completing a reduction in force (the “RIF”) pursuant to which we terminated approximately 20% of our total workforce, excluding direct labor. We do not expect to incur material costs in connection with the RIF.
•Each of our executive officers agreed to defer payment of approximately 20% of their cash compensation into the second quarter of 2024.
•As described more fully below, we decided to fully transition our Aero business from a design and manufacturing drone business to Drones as a Service business. This transition has resulted in, among other things, our stopping production and development of both drone product lines and the termination of employees who performed the related work.

These measures are in addition to cost-reduction measures that we have implemented in prior periods, including those described in Note 16, Subsequent Events, to the consolidated financial statements included in this Annual Report on Form 10-K. Management plans to continue to seek additional opportunities to reduce costs and, in particular, cash expenditures, in a manner intended to minimize their adverse impact on our core operations. There can be no assurance that the measures described above, or any other cost-cutting measures we may implement in the future will be sufficient to address our immediate or longer-term liquidity and working capital needs. Moreover, it is possible that such measures will have an adverse effect on our operations.

NASDAQ Listing Requirements; Proposed Reverse Stock Split

As previously disclosed, on September 22, 2023, we received notice from Nasdaq indicating that the closing bid price for our common stock had fallen below the $1.00 minimum bid price for continued listing for 30 consecutive trading days and was no longer in compliance with the minimum bid requirement. In order for the Company to regain compliance, the closing bid price of our common stock must be equal to or above the $1.00 minimum bid price for a period of 10 consecutive trading days prior to March 20, 2024. Based on recent trading prices of our common stock, we believe that it is highly unlikely that we will be able to meet this requirement by that date.

Accordingly, we intend to regain compliance by effecting a reverse split of our common stock (the “Reverse Split”) following the 2024 Annual General Meeting of our stockholders. We will be able to effect the Reverse Split only if our stockholders vote to approve it. It is possible that our stockholders will not approve the Reverse Split, and we may not be able to regain compliance with the NASDAQ continuing listing requirements if we do not effect the Reverse Split. The Reverse Split also presents certain other risks to the Company and its stockholders, including the risk of a decline in the aggregate market value of our outstanding common stock. Please see Item 1A. Risk Factors, “We are currently out of compliance with the Nasdaq’s continuing listing requirements and if we fail to satisfy all such applicable Nasdaq continued listing requirements, our common stock may be delisted from Nasdaq, which could have an adverse impact on the liquidity and market price of our common stock, and our plan to regain compliance with these requirements may have an adverse effect on the Company and its stockholders' for more information.
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
•Decreased vehicle emissions and reduced carbon footprint; and
•Improved vehicle safety and operator experience.

Commercial Vehicles

We currently manufacture Class 4 and 5/6 commercial delivery vehicles. During 2023, we launched the W56, a new truck chassis platform, which is the foundation of our revised strategic product roadmap. The W56, based on long-standing Company know-how in the Class 5/6 truck chassis market, is a robust medium-duty chassis, designed for last-mile delivery and high payload work-truck applications. Initially the W56 is delivered in either a stripped chassis or complete step van configuration. We intend to introduce a longer-wheelbase and cab-chassis version of the W56. Our product roadmap also includes the WNext, which we will be our second generation, low floor, advanced content offering for the truck chassis market, expanding our vehicle foundation and is expected to begin production in late 2025 or 2026.

To accelerate time-to-market for customers seeking delivery of electric vehicles during 2023, we produced and sold Class 4 vehicles using a supplied base vehicle. Our Class 4 vehicles are a zero-emission chassis designed to be sold in either a cab chassis version (“W4 CC”) or a step van version (“W750”) made to haul various cargo and take on both mid and last-mile routes. The W750 was launched into production and sale in 2023, in addition to the W4 CC, which became available for sale in 2022. Both are sold under the Workhorse brand and with Workhorse after sales and support service.

We generally sell our vehicles through our Certified Dealer Program, which is our official network of verified dealers trained to safely maintain and repair the electric components of our vehicles to support our customers.

Stables by Workhorse

In 2023, we continued to electrify our fleet of delivery vehicles being used to operate our Stables by Workhorse program, a series of FedEx Ground delivery routes in the greater Cincinnati, Ohio area. Stables by Workhorse provides us with firsthand experiences of the challenges and benefits independent fleet operators experience while executing last-mile delivery operations and making the transition to electric vehicles. During 2023 we began the electrification of the Stables fleet, which provides us further experience and data on the benefits and challenges of independent fleet operators experience. The entire fleet is expected to be electrified in 2024. The initiative is designed to provide valuable insights into how our customers can plan for and manage the transition to Electric Vehicle (“EV”) operations, including how to develop adequate charging infrastructure, training and maintenance services and the associated total cost of EV transition and ownership.
Aero

In addition to our growing delivery vehicle technology portfolio, we have developed Drones as a Service (“DaaS”) data products. As part of the pilot program, we offer Unmanned Aerial Systems (“UAS”) services, including monitoring via drone, data procurement and analytics using Light Detection and Ranging (“LiDar”), which provides stakeholders the ability increase the efficiency of their land. We have successfully demonstrated our DaaS enhanced functionality working with local, state and federal government agencies to validate other, new cases, including supporting the US Department of Agriculture's National Resource Conservation Service (“NRCS”) where we provided enhanced geographical mapping and data analysis for the LiDar missions.

We successfully developed two product lines of small UAS, which moved into production during 2023. During the first quarter of 2024, we have made the decision to fully transition from a design and manufacturing drone business to DaaS. This transition has resulted in, among other things, our stopping production and development of both product lines and the termination of employees who performed the related work. For more information, see Note 16, Subsequent Events – Aero Drone Design and Manufacturing Operations, to the Consolidated Financial Statements included in this Annual Report on Form 10-K.

Locations and Facilities

Our company headquarters and research and development facilities are located in the Greater Cincinnati area in Ohio. We manufacture and test our electric delivery trucks at our manufacturing facility located in Union City, Indiana. We also operate an engineering and technical design center in Wixom, Michigan as well as an engineering, technical design and production facility for our DaaS in Mason, Ohio.

Marketing

We are focused on building brand awareness, generating interest in our product offerings and establishing a robust dealer network. Our recently launched, revamped website reflects our current branding and provides relevant educational and information content to our customers about our products. We also utilize industry events and publications to target potential customers and we leverage social media channels to engage with our various audiences. We effectively utilize product demonstration opportunities to highlight the robust features and reliability of our products.

Our commercial vehicle sales channels include our certified dealer network and direct fleet sales focused on large fleet systems throughout the country. Aero Drones as a Service and sales are focused on various industries including agriculture, first-responders and last-mile delivery targeting government and non-government organizations alike.

Technology, Research and Development

Our technology focus is on developing complete-vehicle solutions for manufacture, and on software systems to support the use and maintenance of those vehicles. Research and development activities are conducted in-house at our Commercial Vehicle facilities in Sharonville, OH and Wixom, MI, and at our Aero facility in Mason, OH, and are carried out by staff located at those facilities.

Commercial Vehicle

Commercial Vehicle activities are focused on the development and integration of EV powertrain, commercial chassis, and commercial truck bodies into OEM vehicles for production in our Union City, IN facility. In 2023, those activities included the development, validation, certification and production launch of the W56 strip chassis and step van products, and continued improvements to our W4CC and W750 products.

We continue to develop and maintain our remote data telematics system that tracks the performance of all the vehicles we deploy, providing vehicle operational and service data to our customers and partners. We continue to work on integration of our telematics data with the internal telematics and data management systems of our clients, as well as expanding our ability to present and analyze data within a proprietary Workhorse interface. In 2023 we continued the development of a 2.0 level release of our prior offering, with a new software and data management architecture that is the base for Workhorse telematics and a future suite of business applications such as fleet management and service and repair.

Competition

We believe that our last-mile delivery EVs compete in both the internal combustion delivery vehicle space and delivery EV space. The shift in consumer behavior to home-delivery, as well as shifting regulatory requirements in the commercial vehicle space, continue to place more emphasis on EV work-trucks, which leaves a significant, and growing need for zero-emissions commercial vehicles in the class 4 through 6 work-truck space where Workhorse competes. The North American last-mile delivery market is the largest in the world, with a market size expected to more than double over the next decade. Yet electrification is just emerging within the segment. Workhorse commercial vehicles face competition from both traditional, established OEMs, who are expanding their product lines into the commercial EV space and from new-entrants, focused solely on the commercial EV market.

Of the 23 North American truck classifications, Advanced Clean Trucks (“ACT”) Research identified Class 4-6 as the one with the lowest total cost of ownership and fastest payback period compared to internal combustion engine (“ICE”) vehicles. The Workhorse team’s sole focus is to provide Class 4-6 with electric trucks. Our ability to compete relies upon the ability to field high-quality, reliable, and cost-competitive vehicles that deliver lower total-cost-of-ownership benefits to customers. Our market research and direct customer engagements have helped us provide value to some of the largest and most efficient last mile delivery companies in North America, through deployment of our E-Series, which was produced until 2018. While traditional and non-traditional OEMs are placing increased focus on the EV space, we believe the expansion of the development of the electric vehicle market highlights the benefits of electric vehicles relative to the internal combustion vehicles and will benefit us.

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

Emission and fuel economy standards

Government regulation related to climate change is in effect at the U.S. federal and state levels. The U.S. Environmental Protection Agency (“EPA”) and the National Highway Traffic Safety Administration (“NHTSA”) issued final rules for greenhouse gas emissions and fuel economy requirements for trucks and heavy-duty engines which increased the stringency of the standards for model years 2021 through 2027.

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

The EPA and NHTSA rule also establishes multiple incentive programs for manufacturers of alternatively fueled vehicles, such as the Workhorse vehicles. Programs include an engine Averaging, Banking and Trading (“ABT”) program, a vehicle ABT program and additional credit programs for early adoption of standards or deployment of advanced or innovative technologies. The ABT programs will allow for emission and/or fuel consumption credits to be averaged, banked or traded within defined groupings of the regulatory subcategories. The additional credit programs will allow manufacturers of engines and vehicles to be eligible to generate credits if they demonstrate improvements more than the standards established in the rule prior to the model year the standards become effective or if they introduce advanced or innovative technology engines or vehicles.

On April 12, 2023, the EPA announced a proposal for more stringent standards to reduce greenhouse gas emissions from heavy-duty (“HD”) vehicles beginning in model year (“MY”) 2027. The new standards would be applicable to HD vocational vehicles (such as delivery trucks, refuse haulers, public utility trucks, transit, shuttle, school buses, etc.) and tractors (such as day cabs and sleeper cabs on tractor-trailer trucks). Specifically, the EPA is proposing stronger CO2 standards for MY 2027 HD vehicles that go beyond the current standards that apply under the HD Phase 2 Greenhouse Gas program. The EPA is also proposing an additional set of CO2 standards for HD vehicles that would begin to apply in MY 2028, with progressively lower standards each model year through 2032.

The Clean Air Act requires that we obtain a Certificate of Conformity (“CoC”) issued by the EPA Federal emissions compliance. In the state of California, an Executive Order issued by the California Air Resource Board (“CARB”) is required for emissions compliance, examined and issued with respect to emissions and mileage requirements for our vehicles. The CoC is required for vehicles sold in states covered by the Clean Air Act’s standards and the California Executive Order is required for vehicles sold in states that have sought and received a waiver from the EPA to utilize California standards. The California standards for emissions control for certain regulated pollutants for new vehicles and engines sold in California are set by CARB. States that have adopted the California standards as approved by EPA also recognize the Executive Order for sales of vehicles. In California, a Zero-emission Powertrain (“ZEP”) Certification is an additional requirement for new applicants to participate in the Hybrid and Zero-Emission Truck and Bus Voucher Incentive Project (“HVIP”) on or after January 1, 2023. This new requirement applies to all zero-emission powertrains and the trucks and buses in which they are installed. Workhorse received Executive Order A-445-0011 for MY 2022 and MY 2021 W4CC and W750 electric vehicles. In addition, Workhorse received Executive Order A-445-0006 and Zero-Emission Powertrain Executive Order A-445-0005 for MY 2024 W56. All Workhorse models, W4CC, W750, and W56 are eligible for HVIP incentives including $60,000 for Class 4 vehicles, and $85,000 for Class 5/6 standard vouchers.

It is important to highlight the regulatory context in which we operate, particularly concerning the EPA waivers for California’s ACT and Advanced Clean Fleets (“ACF”) rules:

•ACT Rule: In March 2023, the EPA granted a waiver for California's ACT rule, a key regulatory step. This rule imposes mandates on truck manufacturers as part of the state’s comprehensive strategy to reduce emissions from its trucking sector.
•ACF Rule: In November 2023, CARB submitted a request to the EPA for a waiver concerning the ACF rule. This regulation is primarily directed at the purchasers of vehicles, delineating mandates that complement the manufacturer-focused ACT rule.

It is important to note that the enforcement of California’s ACF rule is contingent upon the EPA granting a waiver or determining that a waiver is not necessary. Under the Clean Air Act, California holds the unique authority to request a waiver of preemption, which typically restricts states from setting their own emissions standards for new motor vehicles. The EPA’s role involves a thorough review of comments and an assessment to determine if the criteria for granting a waiver are satisfied. This regulatory landscape is a significant consideration for our operations and strategic planning.

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

In the United States, the FAA regulates our aerospace vehicles. Those regulations govern two important areas: operating rules and aircraft certification rules. The FAA’s operating rules govern all operations of all aerial vehicles in the National Airspace System of the United States. The FAA’s certification rules help define the safety and reliability requirements of certain aircraft and systems. Not every aircraft and system are required to be FAA certificated, though typically certification is required for commercial operations like package delivery.

Current regulatory constraints, particularly those pertaining to Beyond Visual Line of Sight (“BVLOS”) operations and drone flights over populated areas, present significant challenges in integrating Unmanned Aerial Systems (“UAS”) into routine logistics and package delivery services. These limitations are key factors impeding the broader adoption and implementation of drone technology in day-to-day delivery operations. 49 U.S.C. § 44807 grants the Secretary of Transportation the authority to use a risk-based approach to determine if certain unmanned aircraft systems may operate safely in the national airspace system (“NAS”) on a case-by-case basis. This grants UAS operators safe and legal entry into the NAS, thus improving safety.

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

Finally, we believe that sound corporate governance is essential to helping us achieve our goal, including with respect to ESG. We continue to evolve a governance framework that exercises appropriate oversight of responsibilities at all levels throughout the company. During 2023, the ESG Committee, made up of leaders from across our company, oversaw workforce training to advance the Company's ESG priorities. The Committee provides regular presentations on ESG related initiatives to our Board of Directors, which guides our ESG impacts, initiatives and priorities.

Human Capital

As of December 31, 2023, we had 298 full-time employees. None of our U.S. employees are represented by a labor organization or are party to any collective bargaining arrangement. We have never experienced a strike or similar work stoppage, and we consider our relations with our employees to be good.

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

We are in the process of completing a reduction in force (the “RIF”) pursuant to which we terminated approximately 20% of our total workforce, excluding direct labor. We do not expect to incur material costs in connection with the RIF.

Governance. Our Board of Directors and its committees provide important oversight on certain human capital matters. The Human Resource Management and Compensation Committee maintains responsibility to review, discuss and set strategic direction for various people-related business strategies, including compensation and benefit programs. Our collective recommendations to the Board of Directors and its committees are how we proactively manage our human capital and care for our employees in a manner that aligns with our core values.

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
ITEM 1A. RISK FACTORS

Operational Risks

Substantial doubt exists regarding the Company’s ability to continue as a going concern through the twelve months following the date of the issuance of the financial statements accompanying this Form 10-K.

We have incurred net losses of $123.9 million and $117.3 million for the fiscal years ended December 31, 2023 and December 31, 2022, respectively. As a result of our recurring losses from operations, accumulated deficit, projected working capital needs and delays in bringing our vehicles to market, and, accordingly, slower market demand than previously expected, substantial doubt exists as to the Company’s ability to continue as a going concern over the twelve months from the date of the issuance of the audited financial statements accompanying this Form 10-K. To the extent we are unable to satisfy these capital needs, we will need to significantly modify or terminate our operations and our planned business activities.

We are currently negotiating possible financing to meet our immediate liquidity needs, and the terms of the financing, if consummated, may have adverse effects on us and our stockholders.

As discussed in “Recent Developments,” above, a vital component of management’s plan to address our liquidity and working capital needs, and to reduce the short-term risk that we may not be able to continue as a going concern, is the consummation of a financing in the immediate future to address these requirements for the short term. Although there can be no assurance that a Possible Financing will be consummated and its possible terms are under negotiation, if it is consummated, we expect that it will have a materially higher cost of capital than our existing financing arrangements and contain provisions that may be dilutive to both existing and future stockholders of the Company. A Possible Financing may also contain terms that limit the Company’s ability to sell common stock under its ATM Agreement and ELOC and to obtain new debt financing. Further, if a Possible Financing includes a convertibility feature, warrants or both, sales by investors of the underlying common stock may directly or indirectly reduce the market price of the common stock.

More generally, expect that we will not be able to maintain the levels of capital and operating expenditures necessary to perform our current business plan, including the development of our W56 variants and WNext truck chassis platforms unless we generate additional cash from operations or obtain additional financing. In light of our operating history and the expected schedule for bringing our W56 variants and WNext platforms to market, we expect that it will be necessary to obtain additional financing, through Possible Financing, and through our ATM Agreement. Our continued access to capital markets is essential for us to meet our current and long-term obligations, fund operations, and fund our strategic initiatives. We cannot be certain that additional financing will be available to us on favorable terms when required, or at all. An interruption in our access to external financing could affect our business prospects and financial condition. Recent turmoil in the capital markets, including the tightening of credit and rise of interest rates, may cause us to face higher borrowing costs, less available capital, more stringent terms and tighter covenants. In such circumstances, if we cannot raise additional capital, our financial condition, results of operations, business and prospects could be materially and adversely affected. In addition, if we raise additional capital through issuances of equity, through our ATM Agreement, ELOC or otherwise, our stockholders could experience dilution.

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

The unavailability, reduction, elimination or adverse application of government subsidies and, incentives and, or any failure by states or other governmental entities to adopt or enforce regulations, could have an adverse effect on our business, prospects, financial condition and operating results.

We believe the availability of government subsidies and incentives, including the California Hybrid and Zero-Emission Truck and Bus Voucher Incentive Project (“HVIP”), is an important factor considered by our customers when purchasing our vehicles. Our growth depends in part on the availability and amounts of these subsidies and incentives. Many of our current and prospective customers are seeking to leverage HVIP due to its ease of access and amount of funding available per vehicle. In addition, some of our purchase orders have contingencies related to HVIP funding. If our vehicles, fail to qualify for the HVIP, or we experience a material delay in obtaining qualification for the HVIP program, our business, financial condition and results of operations would suffer. Furthermore, any reduction, elimination or discriminatory application of the HVIP or other government subsidies and incentives because of budgetary challenges, policy changes, the reduced need for such subsidies and incentives due to the perceived success of electric vehicles or other reasons may result in the diminished price competitiveness of the alternative fuel vehicle industry.

As discussed in Item 1, Business – Regulatory – Emission and fuel economy standards, our strategy and business plan depend on the enforcement of state regulations, such as California’s Advanced Clean Fleet regulation. Any failure by states or other governmental agencies to adopt or enforce regulations related to emissions and mileage requirements could have an adverse effect on our business, prospects, financial condition and operating results.

Uncertain global macro-economic and political conditions could materially adversely affect our results of operations and financial condition.

Electric vehicle sales and production are cyclical and are materially affected by macroeconomic, geopolitical and industry conditions that are outside of our control and the control of our customers and suppliers, including monetary fiscal policy, economic recessions, inflation, deflation, interest rates, political instability, labor relations issues, energy prices, regulatory requirements, government initiatives, capital and liquidity constraints, acts of war and terrorism, and natural and man-made disasters. Our operational costs are similarly impacted by such macroeconomic, geopolitical and industry conditions, which has and may continue to adversely impact our margins and profitability. Current or potential customers may delay or decrease spending on our products and services as their business and/or budgets are impacted by economic conditions. The inability of current and potential customers to pay us for our products and services may adversely affect our earnings and cash flows. In addition, deterioration of conditions in worldwide credit markets could limit our ability to obtain financing to fund our operations and capital expenditures.

The current conflicts in Ukraine and Israel and any resulting sanctions could have an adverse impact on our current operations.

Further, such conflicts are likely to lead to market disruptions, including significant volatility in commodity prices, credit and capital markets, as well as supply chain interruptions for equipment, which could have an adverse impact on our operations and financial performance.

We cannot assure you that we will be successful in executing our business plan, which envisions selling recently developed truck chassis and the continued provision of a new delivery van to customers which commenced in late 2022. Our failure to execute our business plan would have a material adverse effect on our business, financial position, results of operations, cash flows and liquidity.

During 2023, we launched the W56, a new truck chassis platform, which is the foundation of our revised strategic product roadmap. We also intend to introduce a longer-wheelbase and cab-chassis version of the W56. In addition, our product roadmap also includes the WNext, which we will be our second generation, low floor, advanced content offering for the truck chassis market, expanding our vehicle foundation and is expected to begin production in late 2025 or 2026. To accelerate time-to-market for customers seeking delivery of electric vehicles during 2023, we produced and sold Class 4 vehicles to be sold in either a cab chassis version (“W4 CC”) or a step van version (“W750”) made to haul various cargo and take on both mid and last-mile routes. The W750 was launched into production and sale in 2023, in addition to the W4 CC, which became available for sale in 2022.

Product development involves numerous risks and uncertainties. We cannot assure you that we have successfully developed our new truck platforms or that we have identified any potential issues in their design or use. We may be unable to launch and ramp up production as necessary, we may experience unexpected costs, delays or service burdens, we may be unable to deliver such vehicles on an economical basis and our customers may not find our vehicles are acceptable for their use. Any of the foregoing would have a material adverse effect on our business, financial position, results of operations, cash flows and liquidity.

We may experience delays in launching and ramping up production or we may be unable to control our manufacturing costs.

We have previously experienced and may in the future experience launch and production ramp-up delays. In addition, we may introduce in the future new or unique manufacturing processes and design features for our products including enhancements under development relating to production assembly efficiency, material component availability, cost reduction and customer feedback. There is no guarantee we will be able to successfully and timely introduce and scale such processes or features. We have relatively limited experience to date in manufacturing electric vehicles at high volumes. To be successful, we will need to implement, maintain, and ramp-up efficient and cost-effective manufacturing capabilities, processes and supply chains and achieve the design tolerances, high quality and output rates planned at our Union City, IN manufacturing facility. We also need to hire, train, and compensate skilled employees for operations. Bottlenecks and other unexpected challenges such as those experienced in the past may arise during our production ramps, and we must address them promptly while continuing to improve manufacturing processes and reducing costs. If we are not successful in achieving these goals, we could face delays in establishing and/or sustaining our vehicle production ramp-ups or be unable to meet our related cost and profitability targets. Any delay or other complication in ramping up the production of our current products or the development, manufacture, launch and production ramp-ups of our future products, features and services, or in doing so cost-effectively and with high quality, may harm our brand, business, prospects, financial condition, and operating results.

Our results of operations have not resulted in profitability and we may not be able to achieve profitability going forward.

We had an accumulated deficit of $751.6 million as of December 31, 2023. Except for the year ended December 31, 2020, we have had net losses every year since our inception. We expect we will continue to incur net losses in 2024. We may incur significant losses in the future for a number of reasons, including the other risks described in “Risk Factors”, and we may encounter unforeseen expenses, difficulties, complications, delays and other unknown events. Accordingly, we may not be able to achieve or maintain profitability. Our management is developing plans to alleviate the negative trends and conditions described above and there is no guarantee such plans will be successfully implemented. Our business plan is focused on providing sustainable and cost-effective solutions to the commercial transportation sector but is still unproven. There is no assurance that even if we successfully implement our business plan, we will be able to curtail our losses or ever achieve profitable operations. If we incur additional significant operating losses, our stock price may significantly decline.

We have yet to achieve positive cash flow and, given our projected funding needs, our ability to generate positive cash flow is uncertain.

We had negative cash flow from operating activities of $123.0 million and $93.8 million for the years ended December 31, 2023 and 2022, respectively. We may continue to have negative cash flow from operating and investing activities for 2024 as we expect to incur research and development, sales and marketing, and general and administrative expenses and make capital expenditures in our efforts to increase sales and ramp up operations at our Union City, IN facility. Our business also will require significant amounts of working capital to support our growth of additional platforms. An inability to generate positive cash flow for the near term may adversely affect our ability to raise needed capital for our business on reasonable terms, diminish supplier or customer willingness to enter into transactions with us, and have other adverse effects that may decrease our long-term viability. There can be no assurance the Company will achieve positive cash flow in the near future or at all.

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

We are subject to extensive government regulations. Federal, state and local laws and regulations may change from time to time and our compliance with new or amended laws and regulations in the future may materially increase our costs and could adversely affect our results of operations and competitive position. In addition, violations of the laws and regulations to which we are subject could result in civil and criminal fines, penalties and sanctions against us, our officers or our employees, as well as prohibitions on the conduct of our business, and could also materially affect our reputation, business and results of operations. See Note 15, Commitment and Contingencies, to the Consolidated Financial Statements included in this Annual Report on Form 10-K.

In 2023, we settled a class action lawsuit alleging violation of the securities laws and agreed to create a settlement fund consisting of $15.0 million in cash and $20.0 million in shares of our common stock. This settlement could adversely affect the price of our equity securities, thereby exposing us to new securities class action and/or shareholder derivative litigation. New securities class action and/or shareholder derivative suits against us and/or our officers and directors could result in substantial additional costs to us and divert our management’s time and attention, which would otherwise be used to benefit our business.

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

We incur significant costs and expenses related to procuring the materials, components and services required to develop and produce our electric vehicles. We continually work on cost-down initiatives to reduce our cost structure so we may effectively compete. If we are unable to reduce our costs and expenses, our net losses will continue.

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

Our success depends on our ability to develop and market products that are recognized and accepted as reliable, enabling and cost-effective and our ability to convince potential customers that our products and technology are an attractive alternative to existing products and technology. Prior to adopting our products and technology, some customers may need to devote time and effort to testing and validating our systems. Any failure to meet these customer benchmarks could result in potential customers choosing to retain their existing vehicles or to purchase vehicles other than ours. If the market for electric vehicles in general, and our vehicles in particular, do not develop as we expect, develops more slowly than we expect, or if demand for our vehicles decreases in our markets, our business, prospects, financial condition and operating results could be harmed.

If the market for commercial electric vehicles does not develop broadly and quickly than is currently developing, our business, prospects, financial condition and operating results will be adversely affected.

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

In addition, a significant number of electric vehicle suppliers have reduced their operations, been acquired on terms unfavorable to them or ceased operations in recent years, because demand for such vehicles has not increased in accordance with expectations at the time such suppliers entered the market. Accordingly, the future of the electric vehicle market, particularly the portion of the market in which we operate, is substantially uncertain. If market conditions do not improve significantly, it is unlikely that we will be able to continue to operate in the long term, even if we are able to address the immediate and short-term liquidity needs described in Liquidity and Capital Resources; Going Concern and in these Risk Factors.

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

If we are unable to scale our operations at our Union City, IN facility in an expedited manner from our limited low volume production to high volume production, our business, financial position, results of operations, cash flows and liquidity will be adversely affected.

We are assembling our vehicles at our Union City, IN facility which has been acceptable for our historical orders. To satisfy increased demand, we will need to quickly scale operations in our Union City, IN facility as well as scale our supply chain including access to batteries. Such a substantial and rapid increase in operations may strain our management capabilities. Our business, financial position, results of operations, cash flows and liquidity could be adversely affected if we experience disruptions in our supply chain, if we cannot obtain materials of sufficient quality at reasonable prices or if we are unable to scale our Union City, IN facility.

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

The resources available to our competitors to develop new products and introduce them into the marketplace exceed the resources currently available to us. As a result, our competitors may be able to compete more aggressively and sustain that competition over a longer period than we can. This intense competitive environment may require us to make changes in our products, pricing, licensing, services, distribution, or marketing to develop a market position. Each of these competitors has the potential to capture significant market share in our target markets, which could have an adverse effect on our position in our industry and on our business and operating results. This competition could have a negative impact on revenues, margins and/or a market share, any of which may adversely affect our business, financial condition and results of operations.

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

The modern electric vehicle industry is in its infancy and has experienced substantial change in the last few years. Although a significant number of suppliers entered the electric vehicle industry in recent years, demand for electric vehicles has been slower than forecasted by industry experts. As a result, growth in the electric vehicle industry depends on many factors outside our control, including, but not limited to:

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

We rely and will rely on various suppliers to provide critical components and materials used in our vehicles, including our battery packs. However, we have a limited number of definitive supply agreements. Changes in business conditions, pandemics, wars, including the conflicts in Ukraine and Israel and resulting sanctions, and other factors beyond our control or which we do not presently anticipate could negatively affect our ability to receive components. If component suppliers become unwilling or unable to provide components, there are a limited number of alternative suppliers who could provide them and the price for them could be substantially higher. A failure by our major suppliers to provide these components could severely restrict our ability to manufacture our products and prevent us from fulfilling customer orders in a timely fashion.

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

Risks Related to Owning Our Common Stock

We are currently out of compliance with the Nasdaq’s continuing listing requirements and if we fail to satisfy all such applicable Nasdaq continued listing requirements, our common stock may be delisted from Nasdaq, which could have an adverse impact on the liquidity and market price of our common stock, and our plan to regain compliance with these requirements may have an adverse effect on the Company and its stockholders.

Our common stock is currently listed on The Nasdaq Capital Market, which has qualitative and quantitative continued listing requirements, including corporate governance requirements, public float requirements and a $1.00 minimum closing bid price requirement. Our common stock price has been and may in the future be below the minimum bid price for continued listing on Nasdaq. On September 22, 2023, we received notice from Nasdaq indicating that the closing bid price for our common stock had fallen below the minimum bid price for continued listing for 30 consecutive trading days and was no longer in compliance with the minimum bid requirement. In order to regain compliance, the closing bid price of our common stock must be equal to or above the minimum bid price for a period of 10 consecutive trading days prior to March 20, 2024. In the event we fail to meet this requirement by such date, we may be eligible for an additional grace period of another 180 days, so long as it meets the applicable market value of publicly held shares requirement and other applicable listing standards for the Nasdaq Capital Market, other than the minimum bid price requirement, on the trading date prior to the deadline, and informs Nasdaq of its intent to cure this deficiency. If we fail to meet these requirements or fail to satisfy any other continued listing requirements, Nasdaq may take steps to delist our common stock. Delisting would likely have an adverse effect on the liquidity of our common stock, decrease the market price of our common stock, result in the potential loss of confidence by investors, suppliers, customers, and employees, and fewer business development opportunities, and adversely affect our ability to obtain financing for our continuing operations.

We intend to regain compliance by effecting a reverse split of our common stock (the “Reverse Split”) following the 2024 Annual General Meeting of our stockholders. We will be able to effect the Reverse Split only if our stockholders vote to approve it. It is possible that our stockholders will not approve the Reverse Split, and we may not be able to regain compliance with the NASDAQ continuing listing requirements if we do not effect the Reverse Split. The Reverse Split also presents certain other risks to the Company and its stockholders, including the risk of a decline in the aggregate market value of our outstanding common stock.

In addition, for many companies, the company’s common stock price declines following a reverse split, resulting in a resulting in a reduction of the value of the company’s common stock on an aggregate basis and, accordingly, a decline in the value of common stockholders’ investment in the Company as compared to the value of such investment prior to the reverse split.

We have identified a material weakness in our internal control over financial reporting. If we are unable to remediate the material weakness, or if we identify additional material weaknesses in the future or otherwise fail to maintain an effective system of internal controls, we may not be able to accurately or timely report our financial condition or results of operations, which may adversely affect our business.

As more fully described in Item 9A. Controls and Procedures, of this Annual Report on Form 10-K, we have identified a material weakness that existed as of December 31, 2023 related to our review of third-party valuation deliverables regarding our convertible debt and warrant liability. As a result of this material weakness, management concluded that our disclosure controls and procedures and internal control over financial reporting were not effective as of December 31, 2023.

Unless and until this material weakness has been remediated, or if new material weaknesses arise in the future, material misstatements could occur and go undetected in our interim or annual consolidated financial statements, and we may be required to restate our financial statements. In addition, we may experience delays in satisfying our reporting obligations or to comply with Securities and Exchange Commission rules and regulations, which could result in, among other things, regulatory or enforcement actions, securities litigation, limitations on our ability to access capital markets, debt rating agency downgrades or rating withdrawals, or loss in confidence of our investors, any one of which could adversely affect the valuation of our common stock and our business prospects. We can give no assurance that the measures we have taken and plan to take in the future will remediate the material weakness identified or that any additional material weaknesses will not arise in the future due to a failure to implement and maintain adequate internal control over financial reporting.

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

Stockholders may experience future dilution as a result of future financings.

In order to raise additional capital, we may in the future offer additional shares of our common stock, including under our ATM Agreement and ELOC, or other securities convertible into or exchangeable for our common stock at prices that may not be the same as the price per share in our prior offerings. We may sell shares or other securities in any future offering at a price per share that is lower than the price per share paid by historical investors, which would result in those newly issued shares being dilutive. In addition, investors purchasing shares or other securities could have rights superior to existing stockholders, which could impair the value of existing stockholders. The price per share at which we sell additional shares of our common stock, or securities convertible or exchangeable into common stock, in future transactions may be higher or lower than the price per share paid by our historical investors.

In addition, the expected terms of a Possible Financing may be dilutive to investors. Among other things, these terms may include convertibility of a debt instrument or preferred instrument into common stock at a discount to current or historical market prices, which may result in substantial dilution to our existing investors, particularly if immediately before any such conversion our stock price is below the price per share paid by historical investors. Other possible terms, such as original issue discount, common stock-settled redemption premiums or default penalties and substantial warrant coverage, could also have a dilutive effect, especially if our common stock price remains lower than the price paid by our historical investors.

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
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 1C. CYBERSECURITY

We utilize an internal cross-departmental approach to addressing cybersecurity risk, including input from employees, Senior Management, and our Board of Directors. A cross functional Senior Management Cybersecurity Steering Committee devotes resources to cybersecurity and risk management to adapt to the changing cybersecurity landscape and respond to emerging threats in a timely and effective manner. Our cybersecurity risk management program is based on the National Institute of Standards and Technology (“NIST”) framework, which organizes cybersecurity risks into five categories: identify, protect, detect, respond, and recover. We regularly assess the threat landscape and take a holistic view of cybersecurity risks, with a layered cybersecurity strategy based on prevention, detection, and mitigation. Our information technology (“IT”) team reviews enterprise risk management-level cybersecurity risks annually, and risks are incorporated into the Enterprise Risk Management Committee framework. In addition, we have a set of Company-wide policies and procedures concerning cybersecurity matters, which include several IT Security policies as well as other policies that directly or indirectly relate to cybersecurity, which address topics related to encryption standards, antivirus protection, remote access, multifactor authentication, confidential information and the use of the internet, social media, email, and networked devices. These policies go through an internal review process and are approved by appropriate members of management.

The Company’s Director of Cybersecurity in cooperation with the Chief Information Officer is responsible for developing and implementing our information security program and reporting on cybersecurity matters to the Company’s internal Cybersecurity Steering Committee. Our Director of Cybersecurity has over 20 years of experience leading cybersecurity oversight and holds cybersecurity certifications such as the CISSP (“Certified Information Systems Security Professional”).

We periodically perform simulations to test employees and provide any necessary remedial training. All employees are required to complete cybersecurity training at least once a year and have access to more frequent cybersecurity training online. We may also require employees in certain roles to complete additional role-based, specialized cybersecurity training. We continue to expand investments in IT security, taking a multi-layered security approach, which includes additional end-user training, improving security defenses, network segmentation, identifying and protecting critical assets, strengthening monitoring, and alerting, and leveraging industry experts where available.

We regularly test defenses by performing simulations and drills at both a technical level (including through penetration tests) and by reviewing our operational policies and procedures with third-party experts. At the management level, our IT security team monitors alerts and meets to discuss threat levels, trends, and remediation. Our IT team also regularly collects data on cybersecurity threats and risk areas and conducts a periodic risk assessment. Further, we conduct external penetration tests and maturity testing to assess our processes and procedures and the threat landscape. These tests and assessments are useful tools for maintaining a robust cybersecurity program to protect our investors, customers, employees, vendors, and intellectual property.

In addition to assessing our own cybersecurity preparedness, we also consider and evaluate cybersecurity risks associated with the use of third-party service providers. Our Internal Audit team conducts an annual review of third-party hosted applications with a specific focus on any sensitive data shared with third parties. In collaboration with our Internal Audit team, the internal business owners of the hosted applications are required to document user access reviews at least annually and provide from the vendor a System and Organization Controls (“SOC”) 1 or SOC 2 report.

The Audit Committee and the Board actively participate in discussions with management and amongst themselves regarding cybersecurity risks. The Audit Committee’s semi-annual cybersecurity review also includes review of recent enhancements to the Company’s defenses and management’s progress on its cybersecurity strategic roadmap. In addition, the Cybersecurity Steering Committee receives quarterly cybersecurity reports, which include a review of key performance indicators, test results and related remediation, and may discuss recent threats and how the Company is managing those threats.

We face a number of cybersecurity risks in connection with our business. Although such risks have not materially affected us, including our business strategy, results of operations or financial condition, to date, we have, from time to time, experienced threats to our data and systems, including malware, phishing, and other types of cyber-attacks. For more information about the cybersecurity risks we face, see the risk factors described in Part I, Item 1A, Risk Factors in this Annual Report on Form 10-K.
ITEM 2. PROPERTIES

We operate facilities in Ohio, Indiana and Michigan. Our corporate headquarters and research and development facility is located in the Greater Cincinnati area in Ohio and our primary manufacturing facility is located in Union City, Indiana. We also operate an engineering and technical design center in Wixom, Michigan and an engineering, technical design and production facility for our drone systems in Mason, Ohio.
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
Holders of our Common Stock
As of February 1, 2024, we had approximately 150 shareholders of record. This does not include persons whose stock is in nominee or “street name” accounts through banks, brokers and other financial institutions.
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

Recent Sales of Unregistered Securities and Use of Proceeds

During the quarter ended December 31, 2023, the Company issued 228,650 shares of its common stock to Mitsubishi as payment for services rendered in connection with the Stables by Workhorse program, relying on the exemption set forth under Section 4(a)(2) of the Securities Act.
Purchases of Equity Securities by the Issuer

During the quarter ended December 31, 2023, no shares of our common stock were repurchased by the Company.
ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the consolidated financial statements and the related notes included elsewhere in this Annual Report on Form 10-K.
Overview and 2023 Highlights

During 2023, we were focused on our goals of launching new vehicle platforms, increasing our vehicle production and capacity, increasing the affordability of our vehicles, and developing plans for our next generation of products. We continue to focus on product quality, manufacturing capacity and operational planning, as well as engineering and design to enable increased deliveries and deployments of our products and future revenue growth. In addition to our ongoing production ramp in 2023, we intend to continue to generate demand and brand awareness by demonstrating our vehicles’ performance and functionality. During the period, we began executing our revised strategic product roadmap for our electric vehicle delivery offerings. The foundation of this plan is the development of a new truck chassis platforms, the W56, which entered production during the year.

Commercial Vehicles

In 2023, we launched the production of two new delivery EVs, the W750 and W56, highlighting our continued success in executing our revised strategic product roadmap for our electric vehicle delivery offerings. The foundation of this plan is the development of the W56 truck chassis platform. The W56 is our first fully-designed, purpose-built Class 5/6 model chassis platform built from the ground up, is an EV-space leading vehicle which provides a unique blend of high reliability, quality, and serviceability. The zero-emission delivery work truck is designed to meet the challenging demands of the commercial vehicle industry, supporting benchmark payload capacity of up to approximately 10,000 pounds and with a range of up to 150 miles. The W56 step van also offers a large 1,000+ cubic foot cargo box with lowered step-in and wide cabin door for easier entry and exit. During 2023, we were focused on bringing our existing W56 vehicles into full compliance with Federal Motor Safety Vehicle Standards (“FMVSS”), which we achieved. Our product roadmap also includes the WNext platform, which will be our second generation, low floor, advanced content offering and is expected to begin production in late 2025 or 2026.

In 2023, we continued producing and selling the W4 CC and delivered the first units of the W750, despite unforeseen production and supply issues affecting the W4 CC and W750 vehicles, which have been resolved. The W4 CC is a Class 4 vehicle, under the Workhorse brand and with Workhorse after sales and support service, providing us with an accelerated time-to-market for customers seeking delivery of electric vehicles. We also launched and started selling the step van version, known as the W750, which has approximately 750 cubic foot capacity and will feature up to 150 miles of all-electric range, with a payload capacity of five thousand pounds.

Aero

During 2023, we entered our third program with the NRCS to demonstrate our ability to provide small UAS DaaS to support NRCS efforts. We started this program as a small pilot in 2021. After over two years of working with the NRCS, farmers and ranchers, we have developed data products that help underserved farmers and ranchers providing LiDar data to stakeholders in reports they can use to increase the efficiency of their land. As part of the pilot program, we offer small UAS services, including monitoring via drone, data procurement and analytics, allowing expedited information delivery, increased safety, cost-effective, and increase fidelity of the data gathered, creating a more efficient procedure.

In 2023, we developed and launched the production of two product lines of small UAS. During the first quarter of 2024, we have made the decision to fully transition from a design and manufacturing drone business to DaaS. This transition resulted in, among other things, our stopping production and development of both product lines and the termination of employees who performed the related work.

Certified Dealer Program

During 2023, we continued to add dealers to our Certified Dealer Program, expanding the official network of verified dealers trained to safely repair and maintain the electric components of our vehicles into new states to support our customers. The Certified Dealer Program allows us to establish a comprehensive training program enabling dealers to safely assist customers with vehicle maintenance in addition to providing strategies for vehicle deployment into their fleets. To ensure high quality vehicle maintenance, Workhorse certified dealers have also made investments in electric vehicle charging infrastructure, tooling, and building out spare parts inventory. The Certified Dealer Program is designed to provide a strong foundation of safety and reliability in our vehicles for both our dealers and end customers. Our California dealers are eligible to participate in the CARB HVIP as a result of our recent approval by CARB to participate as an intermediate-stage manufacturer.

Vehicle Credits and Certifications

During 2023, we became certified and obtained several state and federal voucher and tax credit incentive programs supporting the sale of our EV products. All of our MY 2023/2024 Class 4 - 6 products received approval under the New York Truck Voucher Incentive Program (“NYTVIP”) with voucher amounts ranging from $100,000 - $125,000 for eligible vehicles.

We also received IRS approval as a qualified manufacturer for the Commercial Clean Vehicle Credit as defined in 30D(d)(3) of the Internal Revenue Code. With this approval, Workhorse customers are eligible to receive up to a $40,000 credit for deliveries of all Workhorse vehicles in 2023 and beyond.

During 2023, CARB approved Workhorse's application to participate in the HVIP with its W4CC and W750 work trucks. Workhorse received this approval as part of a first-of-its-kind program that allows vehicle modifiers to list their vehicles directly with HVIP. Workhorse will be the first company to participate in the program. These Workhorse vehicles are listed on the HVIP website and we have our own manufacturer's pool for the trucks. We additionally received approval for the W56 Step Van to participate in the HVIP program in late Q4 of 2023 and, as such, all Workhorse vehicles are now eligible for the program.

Stables by Workhorse

During 2023, we continued to electrify the fleet of vehicles being used to operate the FedEx delivery route in the greater Cincinnati area of Ohio known as Stables by Workhorse. The electrification of the fleet will provide us with firsthand data on of the challenges and benefits of independent fleet operators experience while executing last-mile delivery operations. The initiative also provides valuable insights into how our customers can plan for and manage the transition to EV, including how to develop adequate charging infrastructure, training and maintenance services.

Securities Litigation and Shareholder Derivative Litigation

On July 24, 2023, the U.S. District Court for the Central District of California entered an order granting final approval of the Stipulation of Settlement entered into by the parties to the Securities Litigation on January 13, 2023. Pursuant to the Stipulation of Settlement, in exchange for a release of all claims and dismissal with prejudice of the Securities Class Action, the Company agreed to create a settlement fund with an escrow agent (the “Settlement Fund”), consisting of $15 million in cash and $20 million in shares of common stock of the Company (the “Settlement Shares”) from which class members would receive payment.

On June 21, 2023, the State District Court of Nevada granted final approval of the settlement of the Shareholder Derivative Litigation. Under the terms of the settlement, the Company will receive $12.5 million of the $15.0 million described above from the Company’s directors and officers insurers and will, in turn, deliver the $12.5 million in connection with the settlement of the Securities Litigation. The Company has also agreed to adopt various corporate governance changes. The parties agreed to a $4.0 million fee to the derivative plaintiffs’ attorneys, $3.5 million of which is payable by the D&O insurers and $0.5 million of which was payable by the Company.

During the third quarter of 2023, we issued 25.4 million shares of common stock in settlement of our previously disclosed securities class action litigation, pursuant to the stipulation of settlement. For further information regarding the Shareholder Derivative Litigation and the settlement thereof, please see Note 15, “Commitments and Contingencies – Legal Proceedings – Shareholder Derivative Litigation” included in Item 8 of this Annual Report on Form 10-K.

High Trail Securities Purchase Agreement and Amendment

On December 27, 2023 (the “Closing Date”), the Company consummated the transactions contemplated by the previously disclosed securities purchase agreement (the “Securities Purchase Agreement”) entered into with High Trail Special Situations LLC (the “Investor”) on December 12, 2023. On the Closing Date the Company issued and sold in a registered public offering by the Company directly to the Investor (the “Offering”) a (i) green senior secured convertible note for the principal amount of $20.0 million (the “Note”) that is convertible into common stock and (ii) warrant (the “Warrant”) to purchase 25,601,639 shares of common stock. The Note was issued pursuant to an indenture (the “Base Indenture”) and supplemental indenture (the

“Supplemental Indenture” and together with the Base Indenture, the “Indenture”) that the Company entered into with U.S. Bank Trust Company, National Association, as trustee, on the Closing Date.

The Securities Purchase Agreement permits, but does not require, the Company to issue up to $20.0 million of additional pari passu notes (the “Additional Note”) on substantially the same terms as the Notes, on the terms and subject to the conditions set forth in the Securities Purchase Agreement. If the Company issues any Additional Note, it will also be required to issue warrants (“Additional Warrants”) on substantially the same terms as the Warrant, on the terms and subject to the conditions set forth in the Securities Purchase Agreement.

The Note was issued with original issue discount of 12.5%, resulting in $17.5 million of proceeds to the Company before fees and expenses. The Note’s stated maturity date is October 1, 2026, and the Note provides that the Investor may, at its option, require us to redeem up to 12.5% of the original principal amount of the Note in cash on the 1st and 15th of each month beginning on January 1, 2024. Accordingly, we expect that the full principal amount of the Note will be recorded on our balance sheet as a short-term liability. The Note will be a senior secured obligation of the Company and rank senior to all unsecured debt of the Company. The Company’s obligations under the Note will be guaranteed by all of its subsidiaries, pursuant to a certain subsidiary guaranty entered into on the Closing Date between the Company, each of its subsidiaries and the Investor in its capacity as collateral agent (the “Collateral Agent”) (the “Guaranty”). The Note will initially be secured by substantially all the assets of the Company and its subsidiaries, pursuant to a security agreement entered into between the Company, each of its subsidiaries and the Collateral Agent (the “Security Agreement”). The Note will not bear interest, other than default interest, if any.

The Note is convertible into common stock at a conversion price equal to $0.5178 (the “Conversion Price”), subject to customary adjustments for certain corporate events. The Investor may also elect to receive redemption payments in the form of common stock on the conversion terms provided in the Note. Subject to certain conditions, the Company can require the Investor to convert the Note at any time if the Daily VWAP (as defined below) of the Company’s common stock exceeds 175% of the Conversion Price on each of the immediately preceding 20 consecutive trading days.

The Investor also may require us to redeem the Note in cash in full upon (i) a change of control or other fundamental change at the Company, as described in the Note, at a premium equal to the greater of (a) 115% of the Conversion Value (as defined below) and (b) 105% of the outstanding principal amount of the Note, plus any accrued and unpaid default interest, or (ii) an event of default under the terms of the Note at a premium equal to the greater of (a) 115% of the Conversion Value and (b) 115% of the outstanding principal amount of the Note, plus any accrued and unpaid default interest. As used herein, “Conversion Value” means the outstanding principal amount of the Note, plus any accrued and unpaid default interest, divided by the Conversion Price multiplied by the highest daily volume weighted average price for our common stock (the “Daily VWAP”) in the 30 trading days preceding the applicable triggering event.

The Note contains customary affirmative and negative covenants, including certain limitations on debt, liens, restricted payments, asset transfers, changes in the business and transactions with affiliates. It also requires the Company to at all times maintain minimum liquidity of the lesser of (i) $10.0 million and (ii) the then aggregate outstanding principal amount under the Notes and any Additional Notes in a deposit account under the control of the collateral agent. Further, it requires the Company to reserve unissued shares for issuance upon conversion or exercise of all Notes and Warrants, and any Additional Notes and Additional Warrants, if issued, in a number equal to the sum of (A) the greater of (i) 150% of (x) the principal amount outstanding under all Notes and any Additional Notes plus all interest accruable on such outstanding principal amount through the Maturity Date divided by the Daily VWAP for our common stock on such applicable determination date and (ii) the maximum number of shares issuable upon the full conversion of all Notes then outstanding and (B) the maximum number of shares issuable upon the full exercise of the Warrants and any Additional Warrants then outstanding. In addition, the Note requires that the Company have cash and cash equivalents of at least (x) $25.0 million on December 31, 2023, (y) $13.5 million on January 31, 2024, and (z) of $20.0 million on February 29, 2024. In the event of a default or event of default under the Note, the Note would accrue default interest at a rate of 15.0% per annum (“Default Interest”) until such default is cured and all outstanding Default Interest has been paid. In addition, in the event we consummate a sale and leaseback transaction with respect to the real property where our Union City plant is located, the Investor may, at its option, require us to use up to half of the proceeds we receive in such a sale leaseback transaction to redeem outstanding principal under the Note.

The exercise price per share of common stock under the Warrant, which has since been cancelled, as discussed below, was $0.4492, which was equal to 115% of the Nasdaq Minimum Price on the date of the Securities Purchase Agreement, subject to adjustments for certain corporate events. The Warrant was immediately exercisable and expires three years after the Closing Date. The Investor had a purchase right that allows the Investor to participate in transactions in which the Company issues or sells certain securities or other property to holders of the Company’s common stock (the “Purchase Rights”). The Purchase Rights allowed the Investor to acquire, on the terms and conditions applicable to such Purchase Rights, the aggregate Purchase Rights which the Investor would have been able to acquire if the Investor held the number of shares of common stock acquirable upon exercise of the Warrant. In the event of a Fundamental Transaction (as defined in the Warrant) that is not a change of control or corporate event as described in the Warrant, the surviving entity would have been required to assume the Company’s obligations under the Warrant. In addition, if the Company had engaged in certain transactions that result in the holders of the common stock receiving consideration, a holder of the Warrant would have had the option to either (i) exercise the Warrant prior to the consummation of such transaction and receive the consideration to be issued or distributed in connection with such transaction or (ii) cause the Company to repurchase the Warrant for its then Black-Scholes Value.

In addition to the $7.5 million principal amount of the Note previously redeemed by the Company on the Partial Redemption Dates (as defined in the Note) provided in the Note, on February 29, 2024, the Company entered into a First Amendment to Green Senior Secured Convertible Note Due 2026 (the “Note Amendment”) with the Holder pursuant to which (i) the Company redeemed $10.0 million principal amount of the Note using funds in a controlled account that had been pledged as collateral securing the Company’s obligations under the Note, thereby reducing the outstanding principal amount of the Note to $2.5 million, and (ii) the parties amended the Note to remove February 15, 2024 and March 1, 2024 as Partial Redemption Dates, permit the Company to prepay the Note at its option, subject to certain conditions, and delete the minimum liquidity covenant. In connection with the Note Amendment, the Company entered into a letter agreement (the “Exchange Agreement”) whereby the Company exchanged the Warrant with the Holder for a total of 8.5 million shares of common stock, whereupon the Warrant was cancelled (the “Exchange”). The Exchange was made pursuant to the exemption registration provided under Section 3(a)(9) of the Securities Act.

Lincoln Park Capital Purchase Agreement

On December 12, 2023, the Company entered into a purchase agreement (the “Purchase Agreement” or the “ELOC”) with Lincoln Park Capital Fund, LLC (the “Purchaser”) (each, a “Party”, and together, the “Parties”), which provides that, upon the terms and subject to the conditions and limitations set forth therein, the Company may sell to the Purchaser up to $50.0 million of shares (the “Purchase Shares”) of common stock over the 24-month term of the Purchase Agreement. Concurrently with entering into the Purchase Agreement, the Company also entered into a registration rights agreement with the Purchaser, pursuant to which it agreed to provide the Purchaser with certain registration rights related to the shares issued under the Purchase Agreement (the “Registration Rights Agreement”).

For a period of up to 24 months after the satisfaction of the conditions set forth in the Purchase Agreement, the Company has the right, but not the obligation, on any business day selected by the Company (the “Purchase Date”), provided that on such day the closing sale price per-share of the common stock is above the Floor Price, as defined in the Purchase Agreement, to require the Purchaser to purchase up to 1.0 million shares of common stock (the “Regular Purchase Amount”) at the Purchase Price (as defined below) per purchase notice (each such purchase, a “Regular Purchase”) provided, however, that the limit on the Regular Purchase Amount will be increased to (i) 1.25 million, if the closing sale price of the common stock on the applicable Purchase Date is not below $0.40 and (ii) 1.5 million shares, if the closing sale price of the common stock on the applicable Purchase Date is not below $0.50. The purchase price for Regular Purchases (the “Purchase Price”) shall be equal to 97.5% of the lower of (i) the lowest Sale Price (as defined in the Purchase Agreement) on the Purchase Date (as defined in the Purchase Agreement) for such Regular Purchase and (ii) the arithmetic average of the three (3) lowest Closing Sale Prices (as defined in the Purchase Agreement) for the common stock during the ten (10) consecutive business days ending on the business day immediately preceding such Purchase Date for such Regular Purchase (in each case, to be appropriately adjusted for any reorganization, recapitalization, non-cash dividend, stock split, reverse stock split or other similar transaction that occurs on or after the date of the Purchase Agreement). The Company shall have the right to submit a Regular Purchase notice to the Purchaser as often as every business day. A Regular Purchase notice is delivered to the Purchaser after the market has closed (i.e., after 4:00 P.M. Eastern Time) so that the Purchase Price is always fixed and known at the time the Company elects to sell shares to the Purchaser.

In addition to Regular Purchases and provided that the Company has directed a Regular Purchase in full, the Company in its sole discretion may require the Purchaser on each Purchase Date to purchase on the following business day (“Accelerated Purchase Date”) up to the lesser of (i) three (3) times the number of shares purchased pursuant to such Regular Purchase or (ii) an amount equal to (A) the Accelerated Purchase Share Percentage (as defined in the Purchase Agreement) multiplied by (B) the total number (or volume) of shares of common stock traded on the Principal Market (as defined in the Purchase Agreement) during the period on the applicable Accelerated Purchase Date (as defined in the Purchase Agreement) beginning at the Accelerated Purchase Commencement Time (as defined in the Purchase Agreement) for such Accelerated Purchase and ending at the Accelerated Purchase Termination Time (as defined in the Purchase Agreement) for such Accelerated Purchase (the

“Accelerated Purchase”) at a purchase price equal to the lesser of 97% of (i) the closing sale price on the Accelerated Purchase Date, or (ii) the Accelerated Purchase Date’s volume weighted average price (the “Accelerated Purchase Price”).

The Company may also direct the Purchaser, on any business day on which an Accelerated Purchase has been completed, to make additional purchases upon the same terms as an Accelerated Purchase (an “Additional Accelerated Purchase”).

The purchase price of Regular Purchases, Accelerated Purchases and Additional Accelerated Purchases and the minimum closing sale price for a Regular Purchase will be adjusted for any reorganization, recapitalization, non-cash dividend, stock split or other similar transaction occurring during the business days used to compute the purchase price. The aggregate number of shares that the Company can sell to the Purchaser (including the Commitment Shares) at or below the price of $0.3906 per share under the Purchase Agreement may in no case exceed 52,151,507 shares (subject to adjustment as described above) of common stock (which is equal to approximately 19.99% of the shares of the common stock outstanding immediately prior to the execution of the Purchase Agreement) (the “Exchange Cap”), unless shareholder approval is obtained to issue Purchase Shares above the Exchange Cap, in which case the Exchange Cap will no longer apply, in accordance with Nasdaq Capital Market rules.

The Purchase Agreement contains customary representations, warranties, covenants, closing conditions, indemnification and termination provisions. The Company is not permitted to make sales under the Purchase Agreement during the pendency of certain “Suspension Events,” including the unavailability of an effective registration statement for the sale of Purchase Shares by the Company or the Purchaser.

The Purchase Agreement may be terminated by the Company at any time, at its sole discretion, without any cost or penalty, by giving one business day’s notice to the Purchaser to terminate the Purchase Agreement. The Purchaser has covenanted not to cause or engage in any manner whatsoever, any direct or indirect short selling or hedging of the common stock. In connection with the execution of the Purchase Agreement, the Company issued 3,775,105 shares of common stock to the Purchaser as a fee for its commitment to purchase shares of common stock under the Purchase Agreement (the “Commitment Shares”).

There are no restrictions on future financings, rights of first refusal, participation rights, penalties or liquidated damages in the Purchase Agreement or Registration Rights Agreement, other than a prohibition (with certain limited exceptions) on entering into specified Variable Rate Transactions (as defined in the Purchase Agreement) for the period specified in the Purchase Agreement.

The issuance of the Purchase Shares and Commitment Shares have been registered pursuant to the Company’s effective shelf registration statement on Form S-3 (File No. 333-273357) (the “Registration Statement”), and the related base prospectus included in the Registration Statement, as supplemented by a prospectus supplement to be filed on or around the Commencement Date (as defined in the Purchase Agreement).

The Purchase Agreement and Registration Rights Agreement contain customary representations and warranties, covenants and indemnification provisions that the parties made to, and solely for the benefit of, each other in the context of all of the terms and conditions of such agreements and in the context of the specific relationship between the parties thereto. The provisions of the Purchase Agreement and the Registration Rights Agreement, including any representations and warranties contained therein, are not for the benefit of any party other than the parties thereto and are not intended as documents for investors and the public to obtain factual information about the current state of affairs of the parties thereto. Rather, investors and the public should look to other disclosures contained in the Company’s annual, quarterly and current reports it may file with the Securities and Exchange Commission.

Investment in Tropos Technologies, Inc

We have a minority ownership investment in Tropos Technologies, Inc. (“Tropos”) which was obtained during the third quarter of 2022 in exchange for a cash payment of $5.0 million and a $5.0 million contribution of non-cash consideration representing a deposit from Tropos for future assembly services under an Assembly Services Agreement. During the third quarter of 2023, we determined that our investment in Tropos was impaired based on the economic conditions and uncertainties that have significantly affected Tropos' performance and financial position. The impairment charge recognized for our investment is $10.0 million, which represents the difference between the original cost of the investment and its fair value as of the impairment assessment date. Despite the impairment, we continued to perform assembly services.

Management Opportunities, Challenges, Risks and 2024 Outlook

We continue to seek opportunities to grow the business organically, and by expanding relationships with existing and new customers. We believe we are well positioned to take advantage of long-term opportunities and continue our efforts to bring product innovations to market.

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

Market Demand. Sales performance during 2023 was down largely due to slower-than-anticipated industry wide electric vehicle adoption rates and lack of government subsidies and incentives available to our dealers as well as slower than expected roll-out of additional power to electric grids and the resulting effect on roll-outs of electric vehicle charging infrastructure, nationwide. However, we expect adoption rates to accelerate through 2024 driven by more stringent state and federal emissions requirements and continued government subsidies and incentives that will continue to reduce cost barriers for EV ownership, including the approval for our W56 platform for the HVIP program through CARB, providing an $85,000 base voucher per W56 vehicle purchased.

Commodities. Prices for commodities remain volatile, and we expect to experience price increases for base metals and raw materials that are used in batteries for electric vehicles (e.g., lithium, cobalt, and nickel) as well as steel, aluminum and other material inputs. Global demand and differences in output across sectors have generated divergence in price movements across different commodities. We expect the net impact on us overall will be higher material costs.

Inflation. Inflation continues to impact our operations, resulting from both supply and demand imbalances as economies continue to face constraints as well as the impact on the availability and cost of energy and other commodities as a result of the ongoing conflicts in Ukraine and Israel. We are seeing a near-term impact on our business due to inflationary pressure. In an effort to dampen inflationary pressures, central banks have continued to raise interest rates which will likely raise the cost of any financing the Company may undertake in the future.

The following section provides a narrative discussion of our financial condition and results of operations. The comments should be read in conjunction with our Consolidated Financial Statements and related Notes thereto included in Part II of this Annual Report on Form 10-K.
Results of Operations
Our consolidated statements of operations financial information is as follows:

	For the Years Ended December 31,
	2023	2022
Sales, net of returns and allowances	$13,094,752	$5,023,072
Cost of sales	38,350,545	37,672,308
Gross loss	(25,255,793)	(32,649,236)
Operating expenses
Selling, general and administrative	55,574,740	73,220,088
Research and development	24,467,933	23,213,540
Total operating expenses	80,042,673	96,433,628
Loss from operations	(105,298,466)	(129,082,864)
Interest expense, net	(8,731,247)	(1,837,882)
Other (loss) income	(10,000,000)	13,646,528
Loss before for income taxes	(124,029,713)	(117,274,218)
Benefit from income taxes	(110,524)	—
Net loss	$(123,919,189)	$(117,274,218)

Revenue
Sales increased $8.1 million in the year ended December 31, 2023 as compared to the year ended December 31, 2022, primarily due to an increase in W4 CC volumes. The W750 and W56 products, which launched in 2023, Stables by Workhorse and drones as a service also contributed to the increase.
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
Cost of sales increased $0.7 million in the year ended December 31, 2023 as compared to the year ended December 31, 2022. The increase was primarily due to increased production and overhead costs to support higher sales volumes related to new vehicle platforms and an increase in employee compensation and related expenses compared to 2022 levels. This increase was partially offset by a decrease in inventory reserves, adjustments and disposals, which was driven by the disposition of C-Series inventory in 2022.
Selling, General and Administrative Expenses
Selling, general and administrative (“SG&A”) expenses generally consist of personnel and facilities costs related to our sales, marketing, executive, finance, human resources, information technology and legal organizations as well as fees for professional and contract services and litigation settlements.
SG&A expenses decreased $17.6 million in the year ended December 31, 2023 as compared to the year ended December 31, 2022. The decrease was driven by a $25.2 million decrease in expenses attributable to the securities and derivative litigation settlements and legal expenses recognized in the same period last year. This decrease was partially offset by a $3.0 million increase in employee compensation and related expenses, including non-cash stock-based compensation expense, a $2.1 million increase in professional and other services expenses, a $0.9 million impairment of our leased Aero facility and a $0.6 million increase in corporate insurance expenses.

Research and Development Expenses
Research and development (“R&D”) expenses consist primarily of personnel costs for our teams in engineering and research, manufacturing engineering and manufacturing test organizations, prototyping expense, and contract and professional services.
R&D expenses increased $1.3 million in the year ended December 31, 2023 as compared to the year ended December 31, 2022.
The increase was primarily driven by an increase of $1.4 million in employee compensation and related expenses and a $0.8 million increase in development expenses for new products. These increases were partially offset by a $1.4 million decrease in consulting expenses.
Other Loss (Income)

Other loss for the year ended December 31, 2023 was $10.0 million as compared to $13.6 million other income for the year ended December 31, 2022. Other loss in the current period represents the impairment of our investment in Tropos. Other income in the prior year represents proceeds from the sale of C-Series inventory that was previously fully reserved.
Interest Expense, Net

Net interest expense for the year ended December 31, 2023 was $8.7 million as compared to $1.8 million for the year ended December 31, 2022. Net interest expense in the current year was driven by a fair value adjustment of our convertible notes and warrants of $8.3 million and $2.1 million fees paid in connection with the Securities Purchase Agreement and Equity Line of Credit Purchase Agreement (“ELOC”), offset by interest earned on cash balances in our money market investment accounts. Net interest expense in the prior year was primarily related to $1.4 million of fair value adjustments, $0.3 million of contractual interest expense, and $0.4 million of loss on conversion of our former convertible notes, which were exchanged for shares of our common stock during 2022.

Provision for Income Tax

For the years ended December 31, 2023 and 2022, the Company has taxable losses and therefore no provision for income tax has been recorded. During the year ended December 31, 2023, we did receive $(0.1) million for the return of a prior year tax provision.
Liquidity and Capital Resources; Going Concern
We had $13.1 million of sales for the year ended December 31, 2023. As of December 31, 2023, we had total working capital of $40.5 million, including $35.8 million in cash, cash equivalents and restricted cash, and accumulated deficit of $751.6 million. During the year ended December 31, 2023, we incurred a loss from operations of $105.3 million and used $123.0 million of cash in operating activities.

Our ability to continue as a going concern is contingent upon successful execution of management’s intended plan over the next twelve months to improve the Company’s liquidity and manage working capital requirements. A vital component of such plan is the consummation of a financing in the immediate future to address these requirements in the short term.

Accordingly, the Company is in the process of negotiating with potential financing sources for a financing transaction that would make liquidity available both in the short term and over time. The Company intends to consummate a Possible Financing in the near future.

Although the terms of a Possible Financing remain under negotiation, the Company currently expects that any such financing would have a cost of capital materially higher than the cost of capital of its existing financing arrangements and a substantial potentially dilutive equity component, whether through a conversion feature, significant warrant coverage or both. A Possible Financing may also contain terms that limit the Company’s ability to sell common stock under its ATM Agreement and ELOC Agreement and to incur new debt.

There is no assurance that any Possible Financing will be available on any terms. If we are not able to complete a Possible Financing or find another source of liquidity in the immediate future, we may be unable to continue our operations or may need to substantially reduce them.

Our ability to continue as a going concern is contingent upon successful execution of management’s intended plan over the next twelve months to improve the Company’s liquidity and working capital requirements. We have made significant progress executing on our revised strategic product roadmap for our electric vehicle offerings, and we expect to generate additional sales within the next twelve months which will help support our operations. Additionally, management plans to reduce its discretionary spend related to non-contracted capital expenditures and other expenses. However, if the expected sales are not generated and management is not able to control capital expenditures and other expenses, we will continue to incur substantial operating losses and negative cash flows from operations. There can be no assurance that we will be successful in implementing our plans or acquiring additional funding, that our projections of our future capital needs will prove accurate, or that any additional funding would be sufficient to continue operations in future years.

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

To the extent revenues from operations are insufficient to meet our liquidity requirements, our ability to continue as a going concern will be dependent on effectively raising capital through private or public placement of our equity securities, including the continued use of the ATM Agreement (as further described below), for which there can be no assurance we will be successful in such efforts. We will also rely on debt financing or other sources of capital funding such as through the sale of assets to obtain sufficient financial resources to fund our operating activities. If we are unable to maintain sufficient financial resources, our business, financial condition and results of operations, as well as our ability to continue to develop, produce and market our new vehicle programs and satisfy our obligations as they become due, will be materially and adversely affected. This could affect future vehicle program production and sales. Failure to obtain additional financing will have a material, adverse impact on our business operations. There can be no assurance that we will be able to obtain the financing needed to achieve our goals on acceptable terms or at all. Additionally, any equity or equity linked financings would likely have a dilutive effect on the holdings of our existing stockholders. The Company’s current level of cash and cash equivalents are not sufficient to execute our business plan. For the foreseeable future, we will incur significant operating expenses, capital expenditures and working capital funding that will deplete our cash on hand.

Our ability to obtain additional financing is extremely limited under current market conditions including the significant amount of capital required, the Nasdaq Listing Requirements, the market price of our stock and potential dilution from the issuance of any additional securities. If we are unable to identify other sources of funding, we may need to further adjust our operations, including and up to filing a voluntary petition for relief under the Bankruptcy Code. If this were to occur, the value available to our various stakeholders, including our creditors and stockholders, is uncertain and trading prices for our securities may bear little or no relationship to the actual recovery, if any, by holders of our securities in bankruptcy proceedings, if any.

As a result of all of the matters discussed above, including our losses, current liquidity level and our projected capital needs, substantial doubt exists about the Company’s ability to continue as a going concern over the next twelve months from the date of issuance of the accompanying consolidated financial statements. The consolidated financial statements do not include any adjustments to the carrying amounts and classification of assets, liabilities, and reported expenses that may be necessary if the Company were unable to continue as a going concern.
Under the ATM Agreement, we may offer and sell shares of our common stock having an aggregate sales price of up to $175.0 million, in amounts and at times determined by management. During the year ended December 31, 2023, we issued 89.3 million shares under the ATM Agreement for net proceeds of $63.5 million. During the year ended December 31, 2022, we issued 4.9 million shares under the ATM Agreement for net proceeds of $12.9 million. As of December 31, 2023 we had approximately $85.6 million available through the issuance of shares of common stock under the ATM Agreement.
On December 12, 2023, the Company entered into a securities purchase agreement (the “Securities Purchase Agreement”) under which the Company issued $20.0 million principal amount of green senior convertible notes and warrants to purchase 25,601,639 shares of common stock. The convertible notes were issued with an original issue discount of 12.5%. The Company paid fees in connection with the Securities Purchase Agreement of $0.6 million, resulting in net proceeds of $16.9 million.

If consummated, a Possible Financing could impose significant restrictions on our ability to sell shares of our common stock under the ATM Agreement and the ELOC Agreement.
On December 12, 2023, the Company also entered into an equity line of credit purchase agreement (the “ELOC Purchase Agreement”) with Lincoln Park Capital Fund, LLC (the “Purchaser”) under which the Company may sell to the Purchaser up to $50.0 million of shares of common stock over the 24-month term of the ELOC Purchase Agreement. During the year ended December 31, 2023, the Company did not sell any shares of common stock pursuant to the ELOC Purchase Agreement.
For the year ended December 31, 2023, we maintained an investment in a bank money market fund. Cash in excess of immediate requirements is invested with regard to liquidity and capital preservation. Wherever possible, we seek to minimize the potential effects of concentration and degrees of risk. We will continue to monitor the impact of the changes in the conditions of the credit and financial markets to our investment portfolio and assess if future changes in our investment strategy are necessary.
Summary of Cash Flows

	For the Years Ended December 31,
	2023	2022
Net cash used in operating activities	$(123,024,049)	$(93,818,664)
Net cash used in investing activities	(18,687,451)	(20,019,519)
Net cash provided by financing activities	78,281,114	11,467,090

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

During the years ended December 31, 2023 and 2022, net cash used in operating activities was $123.0 million and $93.8 million, respectively. The increase in net cash used in operations was primarily attributable to an increase in spend related to initial inventory builds as we continue to ramp up our production of the W4 CC, W750 and W56 vehicle programs.
Cash Flows from Investing Activities
Cash flows used in investing activities and their variability across each period related primarily to capital expenditures to upgrade our administrative, research, and production facilities, which were $18.7 million for the year ended December 31, 2023 and $17.5 million for the year ended December 31, 2022. Cash flows used in investing activities for the year ended December 31, 2022 also included a $5.0 million cash payment made in connection with our investment in Tropos, which is described in Note 5, Contract Manufacturing Services and Investment in Tropos.
Cash Flows from Financing Activities
During the year ended December 31, 2023, net cash provided by financing activities was $78.3 million compared to $11.5 million in 2022. Net cash provided by financing activities in 2023 was primarily attributable to the issuance of common stock under our ATM Agreement which provided net proceeds of approximately $62.2 million, compared to net proceeds of approximately $12.9 million in the prior year.
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
We currently expect our capital expenditures to upgrade our manufacturing equipment and tooling to be between $5.0 and $10.0 million in 2024.
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
The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”). The preparation of the consolidated financial statements in conformity with GAAP requires us to make estimates and assumptions that affect certain reported amounts and disclosures. We base our estimates on historical experience, as appropriate, and on various other assumptions that we believe to be reasonable under the circumstances. Accordingly, actual results could differ from those estimates. We evaluate our estimates and assumptions on an ongoing basis. To the extent that there are material differences between these estimates and actual results, our future financial statement presentation, financial condition, results of operations and cash flows may be affected.
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
Fair Value of Warrant Liability
Nature of Estimates Required: We accounted for the warrant in accordance with the guidance contained in topic ASC 480, Distinguishing Liabilities from Equity, (“ASC 480”), under which the warrant is required to be accounted for as a liability. Accordingly, the Company classified the warrant as a liability at fair value upon issuance and will adjust the instrument to fair value at each reporting period until settled or the contract expires. The change in fair value of the warrant will be recognized in our statement of operations.
Assumptions and Approach Used: The fair value is determined using a Black-Scholes option pricing model, which is widely used for valuing warrants. The significant assumptions used in the model are as follows:

•Volatility: The volatility used in the Black-Scholes option pricing model was estimated based on historical prices for the Company’s common stock with a look-back period equal to the time difference between the issuance date and maturity date for the Warrant. A significant increase in the volatility of the market price of the Company’s common stock, in isolation, would result in a significantly higher fair value; and a significant decrease in volatility would result in a significantly lower fair value.
A change in assumptions used to estimate the fair value of the warrant could materially affect our financial condition and results of operations. Refer to Note 7, Debt ,and Note 10, Fair Value Measurements, to the consolidated financial statements regarding the warrant.

Fair Value of Convertible Notes
Nature of Estimates Required: As permitted under ASC 825, Financial Instruments, (“ASC 825”), we elected the fair value option to account for our convertible notes. We record changes in fair value of the convertible notes in Interest expense in the consolidated statements of operations, and changes in fair value of the convertible notes attributable to credit risk in Other comprehensive loss. The primary reason for electing the fair value option is for simplification and cost-benefit considerations of accounting for the convertible notes (the hybrid financial instrument) at fair value in its entirety versus bifurcation of the embedded derivatives.
Assumptions and Approach Used: The fair value is determined using a binomial lattice valuation model, which is widely used for valuing convertible notes. The significant assumptions used in the model are as follows:

•Volatility: The volatility used in the binomial lattice valuation model was estimated based on historical prices for the Company’s common stock with a look-back period of one year. A significant increase in the volatility of the market price of the Company’s common stock, in isolation, would result in a significantly higher fair value; and a significant decrease in volatility would result in a significantly lower fair value.

•Credit spread: The credit spread used in the binomial lattice model was estimated based on a synthetic credit rating assessed for the Company in the valuation as of the issuance date. Generally, as the credit spread increases, the fair value decreases, and conversely, as the credit spread decreases, the fair value of the convertible notes increases.
A change in assumptions used to estimate the fair value of the convertible notes could materially affect our financial condition and results of operations. Refer to Note 7, Debt, and Note 10, Fair Value Measurements, to the consolidated financial statements for information regarding the convertible notes.

Impairment of Long-Lived Assets

Asset groups are tested at the level of the smallest identifiable group of assets that generate cash inflows that are largely independent of the cash inflows from other assets or groups of assets. Asset groupings for impairment analysis are reevaluated when events occur, such as changes in organizational structure and management reporting.

Nature of Estimates Required: We test our long-lived asset groups when changes in circumstances indicate their carrying value may not be recoverable. Events that trigger a test for recoverability include material adverse changes in projected revenues or expenses, present cash flow losses combined with a history of cash flow losses and a forecast that demonstrates significant continuing losses, significant negative industry or economic trends (including a substantial shift in consumer preference), a current expectation that a long-lived asset group will be disposed of significantly before the end of its useful life, a significant adverse change in the manner in which an asset group is used or in its physical condition, or when there is a change in the asset grouping. In addition, investing in new, emerging products or services may require substantial upfront investment, which may result in initial forecasted negative cash flows in the near term. In these instances, near-term negative cash flows on their own may not be indicative of a triggering event for evaluation of impairment. In such circumstances, we also conduct a qualitative evaluation of the business growth trajectory, which includes updating our assessment of when positive cash flows are expected to be generated, confirming whether established milestones are being achieved, and assessing our ability and intent to continue to access required funding to execute the plan. If this evaluation indicates a triggering event has occurred, a test for recoverability is performed.

When a triggering event occurs, a test for recoverability is performed, comparing projected undiscounted future cash flows to the carrying value of the asset group. If the undiscounted forecasted cash flows are less than the carrying value of the assets, the asset group’s fair value is measured relying primarily on a discounted cash flow method. To the extent available, we will also consider third-party valuations of our long-lived assets that were prepared for other business purposes. An impairment charge is recognized for the amount by which the carrying value of the asset group exceeds its estimated fair value. When an impairment loss is recognized for assets to be held and used, the adjusted carrying amounts of those assets are depreciated over their remaining useful life.

Assumptions and Approach Used: The fair value of an asset group is determined from the perspective of a market-participant considering, among other things, appropriate discount rates, valuation techniques, the most advantageous market, and assumptions about the highest and best use of the asset group.

We measure the fair value of an asset group based on market prices (i.e., the amount for which the asset could be sold to a third party) when available. When market prices are not available, we generally estimate the fair value of the asset group using the income approach and/or the market approach. The income approach uses cash flow projections. Inherent in our development of cash flow projections are assumptions and estimates derived from a review of our operating results, business plan forecasts, expected growth rates, and cost of capital, similar to those a market participant would use to assess fair value. We also make certain assumptions about future economic conditions and other data. Many of the factors used in assessing fair value are outside the control of management, and these assumptions and estimates may change in future periods.

Changes in assumptions or estimates can materially affect the fair value measurement of an asset group and, therefore, can affect the test results. The following are key assumptions we use in making cash flow projections:

•Business projections: We make assumptions about the demand for our products in the marketplace. These assumptions drive our planning assumptions for volume, mix, and pricing.

•Long-term growth rate: A growth rate is used to calculate the terminal value of the business and is added to the present value of the debt-free interim cash flows. The growth rate is the expected rate at which an asset group’s earnings stream is projected to grow beyond the planning period.

•Discount rate: When measuring possible impairment, future cash flows are discounted at a rate that is consistent with a weighted-average cost of capital that we anticipate a potential market participant would use. Weighted-average cost of capital is an estimate of the overall risk-adjusted pre-tax rate of return expected by equity and debt holders of a business enterprise.

•Economic projections: Assumptions regarding general economic conditions are included in and affect our assumptions regarding industry sales and pricing estimates for our vehicles. These macroeconomic assumptions include, but are not limited to, industry sales volumes, inflation, interest rates, and prices of raw materials (e.g., commodities).

During 2023, we identified triggering events related to certain asset groups. In each situation in which we experienced a triggering event during the year, we tested our long-lived assets for impairment using our internal economic and business projections, and determined that the carrying values of the long-lived assets were recoverable. If, in future quarters, our economic or business projections were to change as a result of an update to our plans, a deterioration of the economic or business environment, a significant adverse change in the extent or manner in which a long-lived asset is being used, or an expectation that a long-lived asset group will be disposed of significantly before the end of its useful life, we would undertake additional testing, as appropriate, which could result in an impairment of long-lived assets.
Recent Accounting Pronouncements
See Note 12, Recent Pronouncements, to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. Some of the securities in which we invest may have market risk. This means that a change in prevailing interest rates may cause the fair value amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing interest rate later rises, the market value amount of our investment will decline. To minimize this risk, we maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including money market funds and government and non-government debt securities and the maturities of each of these instruments is less than one year. In 2023, we maintained an investment portfolio primarily in money market funds. Due to the primarily short-term nature and low interest rate yields of these investments, we believe we do not have a material exposure to interest rate risk and market risk arising from our investments. Therefore, no quantitative tabular disclosure is provided.
We transact business primarily in the United States. Accordingly, we have not had any significant exposure to foreign currency rate fluctuations.
For further information about our equity investments, please refer to Note 5, Contract Manufacturing Services and Investment in Tropos, of the Notes to Consolidated Financial Statements included in Part II of this Annual Report on Form 10-K.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Shareholders
Workhorse Group Inc.

Opinion on the financial statements
We have audited the accompanying consolidated balance sheets of Workhorse Group Inc. (a Nevada corporation) and subsidiaries (the “Company”) as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

Going concern
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company incurred a net loss of $123.9 million and used $123.0 million of cash in operating activities during the year ended December 31, 2023, and as of that date, the Company had total working capital of $40.5 million, including $25.8 million of cash and cash equivalents, and an accumulated deficit of $751.6 million. These conditions, along with the other matters as set forth in Note 1, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Inventory Reserve

As described further in Note 1 to the consolidated financial statements, adjustments are made to inventory for any excess or obsolete inventories or when the net realizable value of inventories is less than the carrying value. The Company reviews inventory to determine whether its carrying value exceeds the net amount realizable upon the ultimate sale of the inventory. This requires the Company to determine the estimated selling price of inventory based on planned usage and market conditions. We identified the inventory reserve as a critical audit matter.

The principal considerations for our determination that the inventory reserve represents a critical audit matter is that the assessment of the valuation of inventory is complex and includes estimates of business and economic forecasts. The estimates are subjective and require the Company to consider significant assumptions such as market demand for their vehicles, planning assumptions for volume, mix and pricing, and how economic conditions might affect the ability to meet those sales projections, all of which are subject to significant uncertainty and therefore, require significant auditor judgment.

Our audit procedures related to the inventory reserve included the following, among others:

•We obtained management’s inventory reserve analysis, tested its mathematical accuracy, and tested the completeness and accuracy of the relevant data used in the analysis.
•We evaluated the appropriateness of management’s sales forecast, considering both positive and negative factors, including historical trends, as it relates to those sales projections.
•We obtained relevant industry outlook data and evaluated whether management’s analysis appropriately considered the relevant data.
•We evaluated the sensitivity of excess and obsolete inventory reserve percentages applied to defined categories of on-hand raw materials and evaluated consistency and appropriateness of reserve percentages applied along with other inputs and assumptions used throughout the analysis.
•We evaluated the appropriateness of the estimated selling prices of finished goods and ensured those selling prices, less costs to sell, exceeded the cost of on-hand inventory.

/s/ GRANT THORNTON LLP
We have served as the Company's auditor since 2018.
Cincinnati, Ohio
March 12, 2024

Workhorse Group Inc.
Consolidated Balance Sheets

	December 31,
	2023	2022
Assets
Current assets
Cash and cash equivalents	$25,845,915	$99,276,301
Restricted cash	10,000,000	—
Accounts receivable, less allowance for credit losses of $0.2 million and zero at December 31, 2023 and 2022, respectively	4,470,209	2,079,343
Other receivable	—	15,000,000
Inventory, net	45,408,192	8,850,142
Prepaid expenses and other current assets	8,101,162	14,152,481
Total current assets	93,825,478	139,358,267
Property, plant and equipment, net	37,876,955	21,501,095
Investment in Tropos	—	10,000,000
Lease right-of-use assets	9,795,981	11,706,803
Other assets	176,310	176,310
Total Assets	$141,674,724	$182,742,475
Liabilities
Current liabilities:
Accounts payable	$12,456,272	$10,235,345
Accrued liabilities and other	4,862,740	46,207,431
Deferred revenue, current	4,714,331	3,375,000
Warranty liability	1,902,647	2,207,674
Current portion of lease liability	3,560,612	1,285,032
Warrant liability	5,605,325	—
Current portion of convertible notes	20,180,100	—
Total current liabilities	53,282,027	63,310,482
Deferred revenue, long-term	—	2,005,000
Lease liability, long-term	5,280,526	8,840,062
Total Liabilities	58,562,553	74,155,544
Commitments and contingencies
Stockholders’ Equity
Series A preferred stock, par value of $0.001 per share, 75,000,000 shares authorized, zero shares issued and outstanding at December 31, 2023 and 2022	—	—
Common stock, par value of $0.001 per share, 450,000,000 and 250,000,000 shares authorized, 285,980,843 and 165,605,355 shares issued and outstanding at December 31, 2023 and 2022, respectively	285,981	165,605
Additional paid-in capital	834,394,441	736,070,388
Accumulated deficit	(751,568,251)	(627,649,062)
Total stockholders' equity	83,112,171	108,586,931
Total Liabilities and Stockholders' Equity	$141,674,724	$182,742,475

See accompanying notes to the consolidated financial statements.

Workhorse Group Inc.
Consolidated Statements of Operations

	For the Years Ended December 31,
	2023	2022
Sales, net of returns and allowances	$13,094,752	$5,023,072
Cost of sales	38,350,545	37,672,308
Gross loss	(25,255,793)	(32,649,236)
Operating expenses
Selling, general and administrative	55,574,740	73,220,088
Research and development	24,467,933	23,213,540
Total operating expenses	80,042,673	96,433,628
Loss from operations	(105,298,466)	(129,082,864)
Interest expense, net	(8,731,247)	(1,837,882)
Other (loss) income	(10,000,000)	13,646,528
Loss before income taxes	(124,029,713)	(117,274,218)
Benefit from income taxes	(110,524)	—
Net loss	$(123,919,189)	$(117,274,218)

Net loss per share of common stock
Basic & Diluted	$(0.60)	$(0.74)

Weighted average shares used in computing net loss per share of common stock
Basic & Diluted	207,293,249	158,576,305

See accompanying notes to the consolidated financial statements.

Workhorse Group Inc.
Consolidated Statements of Comprehensive Loss

	For the Years Ended December 31,
	2023	2022
Net loss	$(123,919,189)	$(117,274,218)
Other comprehensive income
Change in fair value of convertible notes attributable to credit spread	—	1,402,500
Comprehensive loss	$(123,919,189)	$(115,871,718)

See accompanying notes to the consolidated financial statements.

Workhorse Group Inc.
Consolidated Statements of Stockholders’ Equity

	Common Stock		Series A Preferred Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Number of Shares	Amount	Number of Shares	Amount
Balance as of December 31, 2021	151,915,455	$151,916	—	$—	$686,318,201	$(510,374,844)	$(1,402,500)	$174,692,773
Issuance of common stock under ATM Agreement	4,889,986	4,890	—	—	12,879,353	—	—	12,884,243
Issuance of common stock for service providers	244,035	244	—	—	599,738	—	—	599,982
Issuance of common stock for equity incentive awards*	722,213	721	—	—	(560,358)	—	—	(559,637)
Conversion of convertible notes	7,833,666	7,834	—	—	25,373,243	—	—	25,381,077
Stock-based compensation	—	—	—	—	11,460,211	—	—	11,460,211
Net loss for the year ended December 31, 2022	—	—	—	—	—	(117,274,218)	—	(117,274,218)
Other comprehensive income	—	—	—	—	—	—	1,402,500	1,402,500
Balance as of December 31, 2022	165,605,355	165,605	—	—	736,070,388	(627,649,062)	—	108,586,931
Issuance of common stock under ATM Agreement	89,256,062	89,256	—	—	63,553,863	—	—	63,643,119
Settlement of securities litigation	25,380,711	25,381	—	—	19,974,619	—	—	20,000,000
Issuance of common stock under ELOC Purchase Agreement	3,775,105	3,775	—	—	1,470,781	—	—	1,474,556
Issuance of common stock for service providers	344,997	345	—	—	399,655	—	—	400,000
Issuance of common stock for equity incentive awards*	1,618,613	1,619	—	—	(497,000)	—	—	(495,381)
Stock-based compensation	—	—	—	—	13,422,135	—	—	13,422,135
Net loss for the year ended December 31, 2023	—	—	—	—	—	(123,919,189)	—	(123,919,189)
Balance as of December 31, 2023	285,980,843	$285,981	—	$—	$834,394,441	$(751,568,251)	$—	$83,112,171

* Net of tax payments related to shares withheld for option exercises and vested stock.

See accompanying notes to the consolidated financial statements.

Workhorse Group Inc.
Consolidated Statements of Cash Flows

	For the Years Ended December 31,
	2023	2022
Cash flows from operating activities:
Net loss	$(123,919,189)	$(117,274,218)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation	4,063,175	1,945,212
Change in fair value of convertible notes and warranty liability, and loss on conversion to common stock	8,285,425	1,769,857
Deferred revenue	(180,000)	500,000
Gain on sale of property, plant & equipment	—	379,406
Stock-based compensation	13,422,135	11,460,211
Impairment of investment in Tropos	10,000,000	—
Reserve of inventory and prepaid purchases	8,798,690	17,716,995
Non-cash lease expense	1,506,310	1,092,473
Other non-cash items	(1,934,310)	599,982
Effects of changes in operating assets and liabilities:
Accounts receivable	(349,512)	(16,929,567)
Inventory	(39,294,091)	(16,629,172)
Prepaid expenses and other current assets	(890,626)	(9,665,250)
Other assets	—	(84,401)
Accounts payable and accrued liabilities	(2,227,029)	33,676,050
Warranty liability	(305,027)	(2,376,242)
Net cash used in operating activities	(123,024,049)	(93,818,664)
Cash flows from investing activities:
Capital expenditures	(18,687,451)	(17,496,795)
Investment in Tropos	—	(5,000,000)
Proceeds from sale of property, plant & equipment	—	2,477,276
Net cash used in investing activities	(18,687,451)	(20,019,519)
Cash flows from financing activities:
Proceeds from convertible notes	17,500,000	—
Proceeds from issuance of common stock	62,155,939	12,884,243
Exercise of warrants and options and restricted share award activity	(495,381)	(559,637)
Payments on finance lease	(879,444)	(857,516)
Net cash provided by financing activities	78,281,114	11,467,090
Change in cash, cash equivalents and restricted cash	(63,430,386)	(102,371,093)
Cash, cash equivalents and restricted cash, beginning of the year	99,276,301	201,647,394
Cash, cash equivalents and restricted cash, end of the year	$35,845,915	$99,276,301

See accompanying notes to the consolidated financial statements.

Workhorse Group Inc.
Notes to Consolidated Financial Statements
1.    OVERVIEW AND SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES
Overview
Workhorse Group Inc. (“Workhorse”, the “Company”, “we”, “us”, or “our”) is an American technology company with a vision to pioneer the transition to zero-emission commercial vehicles. We design, develop, manufacture and sell fully electric ground and air-based electric vehicles.
Basis of Presentation

The consolidated financial statements include the accounts of Workhorse Group Inc. and its subsidiaries, with all intercompany transactions and balances having been eliminated. The Company prepared the consolidated financial statements in accordance with United States generally accepted accounting principles (“GAAP”) and the rules and regulations of the United States Securities and Exchange Commission (the “SEC”) and, in the Company's opinion, reflect all adjustments, including normal recurring items that are necessary.
Going Concern and Liquidity

The accompanying consolidated financial statements have been prepared in accordance with GAAP applicable to a going concern. The going concern basis of presentation assumes that the Company will continue in operation one year after the date these consolidated financial statements are issued and will be able to realize assets and discharge its liabilities and commitments in the normal course of business. The consolidated financial statements do not include any adjustments to the carrying amounts and classification of assets, liabilities, and reported expenses that may be necessary if the Company were unable to continue as a going concern.

Pursuant to the requirements of the Financial Accounting Standard Board's (“FASB”) Accounting Standards Codification (“ASC”) Topic 205-40, Presentation of Financial Statements - Going Concern (“ASC 205-40”), management must evaluate whether there are conditions and events, considered in aggregate, that raise substantial doubt about the Company's ability to continue as a going concern for one year after the date these consolidated financial statements are issued. In accordance with ASC 205-40, management’s analysis can only include the potential mitigating impact of management’s plans that have not been fully implemented as of the issuance date if (a) it is probable that management’s plans will be effectively implemented on a timely basis, and (b) it is probable that the plans, when implemented, will alleviate the relevant conditions or events that raise substantial doubt about the Company’s ability to continue as a going concern.

We had sales of $13.1 million, incurred a net loss of $123.9 million and used $123.0 million of cash in operating activities during the year ended December 31, 2023. As of December 31, 2023, the Company had total working capital of $40.5 million, including $25.8 million of unrestricted cash and cash equivalents, and an accumulated deficit of $751.6 million.

As a result of our recurring losses from operations, accumulated deficit, projected capital needs, and delays in bringing our vehicles to market and lower than expected market demand, substantial doubt exists regarding our ability to continue as a going concern within one year after the issuance date of the accompanying consolidated financial statements. Our ability to continue as a going concern is contingent upon successful execution of management’s intended plan over the next twelve months to improve the Company’s liquidity and working capital, which includes, but is not limited to:

•Generating revenue by increasing sales of our vehicles and other services.
•Reducing expenses and limiting non-contracted capital expenditures.
•Raising capital to fund operations through the issuance of debt or equity securities, including through our At-the-Market Sales Agreement (“ATM Agreement”), the sale of assets, or other strategic transactions.

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

To the extent revenues from operations are insufficient to meet our liquidity requirements, our ability to continue as a going concern will be dependent on effectively raising capital through private or public placement of our equity securities, including the continued use of the ATM Agreement (as further described below), for which there can be no assurance we will be successful in such efforts. We will also rely on debt financing or other sources of capital funding such as through the sale of assets to obtain sufficient financial resources to fund our operating activities. If we are unable to maintain sufficient financial resources, our business, financial condition and results of operations, as well as our ability to continue to develop, produce and market our new vehicle programs and satisfy our obligations as they become due, will be materially and adversely affected. This could affect future vehicle program production and sales. Failure to obtain additional financing will have a material, adverse impact on our business operations. There can be no assurance that we will be able to obtain the financing needed to achieve our goals on acceptable terms or at all. Additionally, any equity or equity linked financings would likely have a dilutive effect on the holdings of our existing stockholders. The Company’s current level of cash and cash equivalents are not sufficient to execute our business plan. For the foreseeable future, we will incur significant operating expenses, capital expenditures and working capital funding that will deplete our cash on hand. These conditions raise substantial doubt regarding the Company’s ability to continue as a going concern for a period of at least one year from the date of issuance of these consolidated financial statements.

Our ability to obtain additional financing is extremely limited under current market conditions including the significant amount of capital required, the Nasdaq Listing Requirements, the market price of our stock and potential dilution from the issuance of any additional securities. If we are unable to identify other sources of funding, we may need to further adjust our operations and seek protection by filing a voluntary petition for relief under the Bankruptcy Code. If this were to occur, the value available to our various stakeholders, including our creditors and stockholders, is uncertain and trading prices for our securities may bear little or no relationship to the actual recovery, if any, by holders of our securities in bankruptcy proceedings, if any.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, costs and expenses and related disclosures in the accompanying notes. The estimates used for, but not limited to, sales return reserves, income taxes, the collectability of accounts receivable, inventory valuation, warranties, leases, fair value of long-lived assets and fair value of financial instruments.
Reclassifications
Certain prior period balances have been reclassified to conform to the current period presentation in the consolidated financial statements and the accompanying notes.
Cash and Cash Equivalents
Cash and cash equivalents are defined as short-term, highly-liquid investments with original maturities of three months or less.
Restricted Cash
Cash and cash equivalents subject to contractual restrictions and not readily available are classified as restricted cash. Our restricted cash is comprised primarily of cash held to service certain payments under secured debt facilities. In addition, restricted cash includes cash held as collateral for real estate leases. We record restricted cash in the consolidated balance sheets and determine current or non-current classification based on the expected duration of the restriction.
Our total cash, cash equivalents, and restricted cash, as presented in the consolidated statements of cash flows, was as follows:

	December 31,
	2023	2022
Cash and cash equivalents	$25,845,915	$99,276,301
Restricted cash	10,000,000	—
Total as presented in the consolidated statements of cash flows	$35,845,915	$99,276,301
Accounts Receivable and Allowance for Credit Losses
Accounts receivable primarily consists of amounts that are due and payable from our customers for the sale of vehicles, parts, and services. We evaluate the collectability of receivables each reporting period and record an allowance for credit losses to present the net amount expected to be collected on our receivables. Additions to the allowance are charged to bad debt expense reported in selling, general and administrative expense.
Concentration of Risk
Credit Risk
Financial instruments that potentially subject us to a concentration of credit risk consist of cash and cash equivalents, restricted cash, and accounts receivable. Our cash balances are primarily on deposit at high credit quality financial institutions or invested in money market funds. These deposits are typically in excess of insured limits. As of December 31, 2023, no entity represented 10% or more of our total receivables balance. As of December 31, 2022, one entity represented 10% or more of our total receivables balance.
Supply Risk
We are dependent on our suppliers, including single source suppliers, and the inability of these suppliers to deliver necessary components of our products in a timely manner at prices, quality levels and volumes acceptable to us, or our inability to efficiently manage these components from these suppliers, could have a material adverse effect on our business, prospects, financial condition and operating results.
Inventories
Inventories are stated at the lower of cost or net realizable value. Inventory cost includes cost of raw material, labor and overhead. Manufactured inventories are valued at standard cost, which approximates actual costs on a first-in, first-out basis. We record inventory write-downs for excess or obsolete inventories based on assumptions about current and future demand forecasts. If inventory on-hand is in excess of our future demand forecast, the excess amounts are written-off.
We also review our inventory to determine whether its carrying value exceeds the net amount realizable upon the ultimate sale of the inventory. This requires us to determine the estimated selling price of our vehicles less the estimated cost to convert the inventory on-hand into a finished product. Once inventory is written-down, a new, lower cost basis for that inventory is established and subsequent changes in facts and circumstances do not result in the restoration or increase in that newly established cost basis.
Should our estimates of future inventory usage or selling prices change, additional and potentially material increases to this reserve may be required. A small change in our estimates may result in a material charge to our reported financial results.
Property, Plant and Equipment, Net
Property, plant and equipment, net, including leasehold improvements, are recognized at cost less accumulated depreciation. Depreciation is generally computed using the straight-line method over the estimated useful lives of the respective assets, as follows:

Buildings and improvements	15 - 39 years
Land improvements	15 years
Equipment and vehicles	3 - 7 years
Tooling	5 years
Computer equipment and software	3 - 5 years

Leasehold improvements are depreciated on a straight-line basis over the shorter of their estimated useful lives or the term of the related leases.

Upon the retirement or sale of our property, plant and equipment, the cost and associated accumulated depreciation are removed from the consolidated balance sheets, and the resulting gain or loss is reflected on the consolidated statements of operations. Maintenance and repair expenditures are expensed as incurred while major improvements that increase the functionality, output or expected life of an asset are capitalized and depreciated ratably over the identified useful life.

Impairment of Long-Lived Assets

We review long-lived assets, such as property, plant, and equipment, for potential impairment whenever events or changes in circumstances indicate the carrying amount of an asset or asset group may not be fully recoverable. Events that trigger a test for recoverability include material adverse changes in projected revenues and expenses, present cash flow losses combined with a history of cash flow losses or a forecast that demonstrates significant continuing losses, significant negative industry or economic trends, a current expectation that a long-lived asset group will be disposed of significantly before the end of its useful life, a significant adverse change in the manner in which an asset group is used or in its physical condition, or when there is a change in the asset grouping. When an indicator of impairment is present, the Company assesses the risk of impairment based on an estimate of the undiscounted cash flows at the lowest level for which identifiable cash flows exist against the carrying value of the asset group. Impairment exists when the carrying value of the asset group exceeds the estimated future undiscounted cash flows generated by those assets. The Company records an impairment charge for the difference between the carrying value of the asset group and its estimated fair market value. Depending on the asset, estimated fair market value may be determined either by use of a discounted cash flow model or by reference to estimated selling values of assets in similar condition.

During 2023, we identified triggering events related to certain asset groups. In each situation in which we experienced a triggering event during the year, we tested our long-lived assets for impairment using our internal economic and business projections, and determined that the carrying values of the long-lived assets were recoverable. If, in future quarters, our economic or business projections were to change as a result of an update to our plans, a deterioration of the economic or business environment, a significant adverse change in the extent or manner in which a long-lived asset is being used, or an expectation that a long-lived asset group will be disposed of significantly before the end of its useful life, we would undertake additional testing, as appropriate, which could result in an impairment of long-lived assets. For the years ended December 31, 2023 and 2022, we have recognized no impairments of long-lived assets.
Capitalization of Software Costs
We capitalize costs incurred in the development of internal use software, during the application development stage to property, plant and equipment, net on the consolidated balance sheets. Costs related to preliminary project activities and post-implementation activities are expensed as incurred. Such costs are amortized on a straight-line basis over their estimated useful life of three to five years.

We evaluate the useful lives of these assets on an annual basis, and we test for impairment whenever events or changes in circumstances occur that could impact the recoverability of these assets. For the years ended December 31, 2023 and 2022, we have recognized no impairments of capitalized software costs.
Investment
As permitted under ASC 321, Equity Securities, we recorded our investment in Tropos, an equity investment without a readily determinable fair value, at cost minus impairment. We assessed our investment for impairment each reporting period to determine if the fair value of the investment declined below its cost basis and if the impairment was other-than-temporary.
For the years ended December 31, 2023 and 2022, we have recognized impairment losses of $10.0 million and zero, respectively. For additional information regarding the investment and related impairment, see to Note 5, Contract Manufacturing Services and Investment in Tropos.

Warranty Liability
We generally provide a manufacturer's warranty on all new vehicles we sell. We record a warranty liability for the products sold by us, which includes our best estimate of the projected costs to repair or replace items under warranties and recalls if identified. The amount of warranty liability accrued reflects management’s best estimate of the nature, frequency, and costs of future claims. Historically, the cost of fulfilling the warranty obligations has principally involved replacement parts, towing and transportation costs, labor and sometimes travel for any field retrofit campaigns. Our estimates are based on historical experience, the extent of pre-production testing, the number of units involved and the extent of features/components included in product models.

Although we believe the estimates and judgments discussed herein are reasonable, actual results could differ and we may be exposed to increases or decreases in our warranty liability accrual that could be material. Accrued warranty activity consisted of the following:

	December 31,
	2023	2022
Balance, beginning of year	$2,207,674	$4,583,916
Accrual for warranty(1)	766,112	(987,701)
Warranty costs incurred	(1,071,139)	(1,388,541)
Balance, end of year	$1,902,647	$2,207,674

(1)The decrease to the warranty liability accrual in 2022 primary relates to a decreased volume of vehicles covered under warranty as well as a lower liability per vehicle as compared to 2021.

Fair Value Measurements
The Company follows the accounting guidance in ASC Topic 820 for its fair value measurements of financial assets and liabilities measured at fair value on a recurring basis. A three-level valuation hierarchy, based upon observable and unobservable inputs, is used for fair value measurements. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect market assumptions based on the best evidence available. These two types of inputs create the following fair value hierarchy: Level 1 – Quoted prices for identical instruments in active markets; Level 2 – Quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active and model-derived valuations whose significant inputs are observable; and Level 3 – Instruments whose significant inputs are unobservable.
Income Taxes
We account for income taxes under a method that requires deferred income tax assets and liabilities to be recognized using enacted tax rates for the effect of temporary differences between the book and tax bases of recorded assets and liabilities. Authoritative guidance also requires deferred income tax assets, which include state tax credit carryforwards, operating loss carryforwards and deductible temporary differences, be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred income tax assets will not be realized.
We evaluate the likelihood of realizing our deferred income tax assets by assessing our valuation allowance and by adjusting the amount of such allowance, if necessary. The factors used to assess the likelihood of realization include our forecast of future taxable income, the projected reversal of temporary differences and available tax planning strategies that could be implemented to realize the net deferred income tax assets.
We recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities. The determination is based on the technical merits of the position and presumes that each uncertain tax position will be examined by the relevant taxing authority that has full knowledge of all relevant information. Although management believes the estimates are reasonable, no assurance can be given that the final outcome of these matters will not be different than what is reflected in the historical income tax provisions and accruals.
Revenue Recognition
The following table disaggregates our revenue by major source:

	Years Ended December 31,
	2023	2022
Vehicles	$11,327,702	$4,385,975
Services, parts and accessories	1,767,050	637,097
Total revenues	$13,094,752	$5,023,072

Vehicles
Revenue is recognized when obligations under the terms of a contract with our customer are satisfied; generally this occurs when we transfer control of our vehicles. Revenue is measured as the amount of consideration we expect to receive in exchange for transferring goods or providing services. For the majority of vehicles, we transfer control and recognize a sale when we ship the product from our manufacturing facility to our customer (dealers and distributors). The amount of consideration we receive and revenue we recognize varies with changes in incentives and return rights we offer to our customers. When we give our dealers the right to return eligible vehicles, we estimate the expected returns based on an analysis of historical experience, current market conditions, and other measures. We receive cash equal to the invoice price for most vehicle sales and we do not have any material significant payment terms as payment is received at or shortly after the point of sale.
Sales and other taxes we collect concurrent with revenue-producing activities are excluded from revenue. The expected costs associated with our base warranties and field service actions are recognized as expense when the products are sold (see Note 6, Accrued Liabilities and Other Current Liabilities). We have elected to recognize the cost for freight and shipping when control over vehicles, parts, or accessories has transferred to the customer as an expense in Cost of sales.

Services, Parts and Accessories
Services, parts and accessories revenue consists of non-warranty after-sales vehicle services, body shop and parts, and assembly services. It also includes revenue generated from operating our Stables by Workhorse route, Drones As A Service, and other service revenue. We recognize revenue related to sales of service, parts and other accessories when we transfer control of the items. For the majority of vehicles, parts, and accessories, we transfer control and recognize a sale when we ship the product from our manufacturing facility to our customer (dealers and distributors). We recognize service revenue upon the transfer of control to the customer, which is generally when at the time the service is completed.
For the year ended December 31, 2023, two entities represented 10% or more of our total revenues. For the year ended December 31, 2022, one entity represented 10% or more of our total revenues.

Deferred Revenue

Deferred revenue related to our Assembly Services Agreement with Tropos Technologies, Inc. consisted of the following:

	Year Ended December 31,
	2023	2022
Deferred revenue, beginning of period	$5,380,000	$—
Additions	—	5,380,000
Net changes in liability	(485,669)	—
Revenue recognized	(180,000)	—
Deferred revenue, end of period	$4,714,331	$5,380,000
Less: current portion	4,714,331	3,375,000
Long-term deferred revenue, end of period	$—	$2,005,000
See Note 5, Contract Manufacturing Services and Investment in Tropos, for further discussion of deferred revenue.

Cost of Sales
Cost of sales include direct and indirect materials, labor costs, manufacturing overhead, including depreciation costs of tooling and machinery, shipping and logistics costs, and reserves for estimated warranty expenses. Cost of sales also includes charges to write down the carrying value of our inventory when it exceeds its estimated net realizable value and to provide for obsolete and on-hand inventory in excess of forecasted demand.
Research and Development Costs
Research and development costs consist primarily of personnel costs for our teams in engineering and research, prototyping expense, contract and professional services, and amortized equipment expense. R&D costs are expensed as incurred. R&D costs for the years ended December 31, 2023 and 2022 were $24.5 million and $23.2 million, respectively.

Advertising Costs
Advertising costs are recorded in Selling, general, and administrative in the consolidated statements of operations as they are incurred. During the years ended December 31, 2023 and 2022, advertising costs recognized were $1.2 million and $1.0 million, respectively.
Comprehensive Income (Loss)
Comprehensive income (loss) is comprised of adjustments to the fair value of our convertible notes due to changes in credit risk.
Stock-Based Compensation
We use the fair value method of accounting for our stock options, restricted stock awards (“RSA”) and performance share units (“PSUs”) granted to employees. The fair value of stock option awards with only service conditions is estimated on the grant or offering date using the Black-Scholes option-pricing model. The Black-Scholes option-pricing model requires inputs such as the risk-free interest rate, expected term and expected volatility. These inputs are subjective and generally require significant judgment. The fair value of RSAs is measured on the grant date based on the closing fair market value of our common stock. The resulting cost is recognized over the period during which an employee is required to provide services in exchange for the awards, usually the vesting period. Stock-based compensation expense is recognized on a straight-line basis, net of actual forfeitures in the period.
The fair value of market-vested awards is based on a Monte-Carlo simulation that estimates the fair value based on the Company's stock price activity relative to a defined comparative group of companies, expected term of the award, risk-free interest rate, expected dividends, and the expected volatility of the stock of the Company and those in the comparative group. The grant date fair value per share of market-vested awards already reflects the probability of achieving the market condition, and is therefore used to record the expense on a straight-line basis over the performance period regardless of actual achievement.
For performance-based awards, stock-based compensation expense is recognizable over the expected performance achievement period of individual performance milestones when the achievement of each individual performance milestone becomes probable.
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
Defined Contribution Plan
We have a 401(k) savings plan that is intended to qualify as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code. Beginning in January 2021, we began to match 100% of each employee’s contributions up to a maximum of 6% of the employee’s eligible compensation, vested immediately. During the years ended December 31, 2023 and 2022, we recognized $1.3 million and $0.9 million, respectively, of expenses related to employer contributions for the 401(k) savings plan.
Net Loss per Share of Common Stock
Basic loss per share of common stock is calculated by dividing net loss by the weighted-average shares of common stock outstanding for the period. Potentially dilutive shares, which are based on the weighted-average shares of common stock underlying outstanding stock-based awards, warrants and convertible senior notes using the treasury stock method or the if-converted method, as applicable, are included when calculating the diluted net loss per share of common stock when their effect is dilutive.

The following table presents the potentially dilutive shares that were excluded from the computation of diluted net loss per share of common stock, because their effect was anti-dilutive:

	Year Ended December 31,
	2023	2022
Stock-based awards and equity-classified warrants	9,497,133	6,159,285
Convertible notes	38,624,952	—
Warrants[1]	8,500,000	—
1Represents shares issued upon exchange of the warrants on March 1, 2024. See Note 7, Debt, and Note 16, Subsequent Events, for more information regarding the warrants.
2.    INVENTORY
Our inventory consisted of the following:

	December 31,
	2023	2022
Raw materials	$32,682,324	$42,500,878
Work in process	2,892,329	25,210,131
Finished goods(1)	18,309,829	301,645
	53,884,482	68,012,654
Less: inventory reserves	(8,476,290)	(59,162,512)
Inventory, net	$45,408,192	$8,850,142

(1) Finished goods inventory includes new vehicles available for sale.

We reserve inventory for any excess or obsolete inventories or when we believe the net realizable value of inventories is less than the carrying value. During the years ended December 31, 2023 and 2022, we recorded net write-downs of $6.8 million and $19.5 million, respectively, in Cost of sales in the consolidated statements of operations. The year over year decrease to inventory reserves was primarily driven by our efforts to sell and dispose of C-Series inventory which had been fully reserved as of December 31, 2022 following the Company's decision to discontinue the program. The sale and disposal activity did not have a material impact on the Company's results of operations during the year ended December 31, 2023.

During the year ended December 31, 2022, we recognized a gain of $13.6 million, net of $0.5 million of selling costs, related to the sale of C-Series inventory. The gain on sale was recorded in Other (loss) income in the consolidated statements of operations. The selling costs of $0.5 million represent a commission paid to a related party who was a former executive of the Company.
3.    PREPAID EXPENSES AND OTHER CURRENT ASSETS
Prepaid expenses and other current assets consisted of the following:

	December 31,
	2023	2022
Prepaid purchases	$7,908,087	$34,611,649
Less: prepaid purchases reserve	(1,999,068)	(22,163,338)
Prepaid purchases, net	5,909,019	12,448,311
Prepaid insurance	1,283,146	1,198,769
Other	908,997	505,401
Prepaid expenses and other current assets	$8,101,162	$14,152,481

Prepaid purchases consist of deposits made to our suppliers for non-recurring engineering costs and production parts. As of December 31, 2023 and 2022, net prepaid purchases primarily consisted of deposits for direct materials associated with our W4 CC and W750 vehicles.
The year over year decrease to prepaid purchases reserves was primarily driven by write-offs related to the C-Series vehicle program, which did not have a material impact on the Company's results of operations during the year ended December 31, 2023.
4.    PROPERTY, PLANT AND EQUIPMENT, NET
Property, plant and equipment, net consists of the following:

	December 31,
	2023	2022
Land and improvements	$2,130,542	$875,182
Buildings and improvements	12,677,544	8,167,736
Equipment and vehicles	23,081,818	8,183,089
Tooling	8,044,563	689,286
Construction in progress	1,104,010	9,027,020
	47,038,477	26,942,313
Less: accumulated depreciation	(9,161,522)	(5,441,218)
Property, plant and equipment, net	$37,876,955	$21,501,095

Construction in progress is primarily comprised of equipment and tooling related to the manufacturing of our products, and construction and expansion of our facilities. Completed assets are transferred to their respective asset classes, and depreciation begins when an asset is ready for its intended use.

Depreciation expense during the years ended December 31, 2023 and 2022 was $4.1 million and $1.9 million, respectively.
5. CONTRACT MANUFACTURING SERVICES AND INVESTMENT IN TROPOS
We had a minority ownership investment in Tropos Technologies, Inc. (“Tropos”). The investment was obtained during the third quarter of 2022 in exchange for a cash payment of $5.0 million and a $5.0 million contribution of non-cash consideration representing a deposit from Tropos for future assembly services under an Assembly Services Agreement. The $5.0 million non-cash consideration was recorded as deferred revenue and is recognized as revenue over time as assembly service performance obligations are satisfied.
We recorded our investment at cost less impairment, if applicable. In accordance with FASB ASC Topic 321, Investments - Equity Securities, we assessed our investment for impairment at each reporting period to determine if the fair value declined below its cost basis and if the impairment is other-than-temporary.
During the third quarter of 2023, we determined that our investment in Tropos was impaired based on the economic conditions and uncertainties that have significantly affected Tropos' performance and financial position. The impairment is considered other-than-temporary as the decline in fair value of the investment is not expected to recover in the foreseeable future.
The impairment charge recognized for our investment is $10.0 million, which represents the difference between the original cost of the investment and its fair value as of the impairment assessment date. The impairment loss was recognized in Other (loss) income in the consolidated statements of operations for the year ended December 31, 2023.
The impairment of our investment did not release the Company from its obligation to perform assembly services under the agreement. Therefore, the Company continues to perform assembly services and carry the balance of deferred revenue on its consolidated balance sheets as of December 31, 2023. As of December 31, 2023 and December 31, 2022, deferred revenue related to the Assembly Services Agreement was $4.7 million and $5.4 million, respectively.

6.    ACCRUED LIABILITIES AND OTHER CURRENT LIABILITIES
Accrued liabilities and other current liabilities consisted of the following:

	December 31,
	2023	2022
Securities litigation settlement	$—	$35,000,000
Compensation and related costs	2,083,808	4,967,187
Other	2,778,932	6,240,244
Accrued liabilities and other current liabilities	$4,862,740	$46,207,431
7.    DEBT
A reconciliation of the fair value of the convertible notes is as follows:

	December 31,
	2023	2022
Fair value of convertible notes, beginning of year	$—	$24,705,000
Fair value of convertible notes issued during year	13,695,789	—
Change in fair value of convertible notes (1)	6,484,311	367,357
Fair value of convertible notes exchanged for common stock	—	(25,072,357)
Fair value of convertible notes, end of year	$20,180,100	$—
(1) The Company recognizes changes in fair value of convertible notes for common stock in Interest expense in the consolidated statements of operations.
Green Senior Convertible Notes Due 2026
On December 12, 2023, the Company entered into a securities purchase agreement (the “Securities Purchase Agreement”) under which the Company issued, pursuant to an indenture and supplemental indenture (the “Indenture”), $20.0 million principal amount of green senior convertible notes (the “2026 Notes”) due October 1, 2026. The 2026 Notes are a senior secured obligation of the Company and ranked senior to all unsecured debt of the Company. The 2026 Notes are guaranteed by all the Company’s current subsidiaries and are secured by substantially all the assets of the Company and its subsidiaries. The 2026 Notes were issued with an original issue discount of 12.5%. In the event of a default under the Indenture, the 2026 Notes would accrue default interest at a rate of 15.0% per annum (the “Default Interest”) until such default is cured and all outstanding Default Interest has been paid. The 2026 Notes do not bear interest other than the Default Interest. The 2026 notes are convertible into 38.6 million shares of common stock at a rate of $0.5178 per share, subject to change for anti-dilution adjustments and adjustments for certain corporate events.
The Company paid fees in connection with the issuance of the 2026 Notes of $0.6 million, resulting in net proceeds of $16.9 million. We have elected to account for the 2026 Notes using the fair value option under GAAP. All direct costs related to the issuance of our convertible notes were recognized in Interest expense in the consolidated statements of operations for the year ended December 31, 2023.
The 2026 Notes contain certain covenants, including limitations on liens, additional indebtedness, investments, dividends and other restricted payments, changes in the business, transactions with affiliates, and customary events of default. The Company is also required to at all times maintain minimum liquidity of the lesser of $10.0 million and the then aggregate outstanding principal amount under the 2026 Notes in a deposit account under the control of the collateral agent. In addition, the 2026 Notes requires that the Company have cash and cash equivalents of at least $25.0 million on December 31, 2023, $13.5 million on January 31, 2024, and of $20.0 million on February 29, 2024. In the event we consummate a sale and leaseback transaction with respect to the real property where our Union City, IN plant is located, the holder of the 2026 Notes may, at its option, require us to use up to half of the proceeds we receive in such a sale leaseback transaction to redeem outstanding principal under the 2026 Notes. For additional information regarding the sale of our Union City plant, refer to Note 16, Subsequent Events, to our consolidated financial statements.

As of December 31, 2023, the contractual principal balance of the 2026 Notes was $20.0 million and the fair value was $20.2 million. During the year ended December 31, 2023, we recorded a $6.5 million fair value adjustment in Interest expense in the statements of operations related to the 2026 Notes. No fair value adjustments related to the 2026 Notes attributable to changes in credit risk were recorded during the year ended December 31, 2023. Going forward, any future fair value adjustments attributable to changes in credit risk will be recorded in Other comprehensive loss.
The estimated fair value of the 2026 Notes upon issuance on December 12, 2023 was $13.7 million. The fair value was computed using a Binomial Lattice Model which incorporates significant inputs that are not observable in the market, and thus represents a Level 3 measurement. The unobservable inputs utilized for measuring the fair value of the 2026 Notes reflect our assumptions about the assumptions that market participants would use in valuing the Note as of the issuance date and subsequent reporting period.
We determined the fair value by using the following key inputs to the Binomial Lattice Model:

Issuance Date	December 12, 2023
Maturity Date	October 1, 2026
Principal Balance as of the Valuation Date	$20,000,000
Risk-Free Rate (Annual)	5.3%
Implied Yield	10.45%
Volatility (Annual)	80.00%
As of December 31, 2023, the Company is in compliance with the debt terms and associated covenant under the 2026 Notes. The holder may, at its option, require the Company to redeem up to 12.5% of the original principal amount of the 2026 Notes in cash on the first and fifteenth of each month beginning January 1, 2024. Subsequent to December 31, 2023, the Company has repaid $7.5 million of the initial principal balance upon request of the holder. On February 29, 2024, the Company entered into a First Amendment to Green Senior Secured Convertible Note Due 2026 (the “2026 Notes Amendment”) with the holder. In connection with the 2026 Notes Amendment, the Company redeemed $10.0 million principal amount of the 2026 Notes, thereby reducing the outstanding principal amount of the Note to $2.5 million. Therefore, given the Company has made partial redemption payments and expects the holder to require repayment of the 2026 Notes in full within 12 months, the Company classified the 2026 Notes as current in the consolidated balance sheets.
Warrants Exercisable Prior to December 2026
On December 12, 2023, as part of the Securities Purchase Agreement, the Company issued warrants (the “2026 Warrants”) to purchase 25,601,639 shares of common stock at an exercise price of $0.4492 per share. The 2026 Warrants may be exercised by the holder immediately upon issuance and prior to December 12, 2026. No fractional shares will be issued upon exercise of the 2026 Warrants. Upon a change of control or corporate event (as defined in the warrant agreement), the holder may request that the Company repurchase the 2026 Warrants for cash in an amount equal to the Black Scholes Value (as defined in the warrant agreement). A Black Scholes Value settlement is meant to compensate the holder of the warrant for lost time value related to a forced early exercise upon the contingent event. As the 2026 Warrants are recorded at fair value and measured pursuant to a Black Scholes option pricing model, the carrying value approximates the amount that the Company would have to pay in a Black Scholes Value settlement.
The fair value of the components of the Securities Purchase Agreement was allocated between the 2026 Notes and 2026 Warrants. As of December 12, 2023 (the initial recognition) and December 31, 2023, the fair value of the 2026 Warrants was $3.8 million and $5.6 million, respectively. During the year ended December 31, 2023, we recorded a $1.8 million fair value adjustment in Interest expense in the statements of operations related to the 2026 Notes. The fair value of the 2026 Warrants was measured using the Black Scholes model approach. Significant inputs to the model at December 12, 2023 and December 31, 2023 are as follows:

Valuation Assumptions	December 31, 2023	Initial Recognition on December 12, 2023
Stock Price	$0.36	$0.37
Strike Price	$0.4492	$0.4492
Volatility (annual)	98.0%	98.0%
Risk-Free Rate	5.3%	5.3%
Estimated time to expiration (years)	3	3
Dividend Yield	0.0%	0.0%
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

In the fourth quarter of 2021, the Company entered into securities exchange agreements with certain holders of its 2024 Notes, to exchange $172.5 million in principal amount of the notes for 27.7 million shares of common stock. In the second quarter of 2022, the remaining $27.5 million in aggregate principal of the 2024 Notes was exchanged for 7.8 million shares of common stock. The number of shares issued was calculated by dividing $29.4 million, which represents 107% of the principal amount of the notes, plus $0.3 million of interest accrued on the notes, by the average of the daily volume weighted average price (“VWAP”) for the 10 days immediately preceding April 21, 2022. During the year ended December 31, 2022, the Company recognized a loss of $1.8 million, which included a $0.4 million fair value adjustment and a $1.4 million adjustment related to the amount previously recognized in Accumulated other comprehensive loss. The total loss was recorded in Interest expense in the consolidated statements of operations. During the year ended December 31, 2022, cash paid for contractual interest on the 2024 Notes was $0.3 million.
After the exchanges described above, the indenture and related security agreement under which the 2024 Notes were issued were terminated.
Floorplan Line of Credit
On August 10, 2023, we entered into a Floorplan and Security Agreement (the “Floorplan LOC”) with Mitsubishi HC Capital America, Inc. under which we obtained a revolving floorplan line of credit with a maximum borrowing limit of $5.0 million.
The intended use of the Floorplan LOC was to finance the acquisition of inventory used in production of our W4 CC and W750 vehicles. The terms of the Floorplan LOC included interest charged on the outstanding borrowings and other fees and covenants. Interest was to be charged at a variable rate based on a reference interest rate, such as the Secured Overnight Financing Rate (“SOFR”), plus 4.86%.
In connection with the Securities Purchase Agreement described above, we terminated the Floorplan and Security Agreement. During the year ended December 31, 2023, we did not draw on or incur any charges related to the Floorplan LOC.
8.    LEASES
We have entered into various operating and finance lease agreements for offices, manufacturing and warehouse facilities. We determine if an arrangement is a lease, or contains a lease, at inception and record the leases in our financial statements upon lease commencement, which is the date when the underlying asset is made available for our use by the lessor.
We have elected not to disclose in the consolidated balance sheets leases with a lease term of 12 months or less at lease inception that do not contain a purchase option or renewal term provision we are reasonably certain to exercise. All other lease right-of-use assets (“ROU”) and lease liabilities are recognized based on the present value of lease payments over the lease term at commencement date. Because most of our leases do not provide an implicit rate of return, we used our incremental borrowing rate based on the information available at lease commencement date in determining the present value of lease payments.
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
The Company assesses the carrying value of its ROU assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. Such indicators may include, but are not limited to, significant underperformance relative to historical or projected future operating results, changes in the business climate or legal factors, and changes in the expected use of the leased asset. The assessment of whether a ROU asset is impaired involves management's judgment, including considerations of future cash flows, market conditions, and other relevant factors.
If impairment indicators are identified, the Company estimates the future cash flows expected to result from the use and eventual disposition of the leased asset. These estimates consider factors such as anticipated future operating results, market conditions, and other relevant factors. If the sum of the expected future cash flows is less than the carrying amount of the ROU asset, an impairment loss is recognized for the difference between the carrying amount and the fair value of the ROU asset. The fair value is determined based on various valuation techniques, including discounted cash flow analysis, market comparable transactions, and other appropriate methods.
Impairment losses are recognized in the consolidated statements of operations. The Company determines the level at which the impairment loss is recognized based on whether it expects to retain or dispose of the ROU asset. If the Company expects to retain the ROU asset, the impairment loss is recognized as an adjustment to the carrying amount of the ROU asset, with a corresponding adjustment to accumulated depreciation and amortization. If the Company expects to dispose of the ROU asset, the impairment loss is recognized in Selling, general and administrative expense in the statements of operations.
During the year ended December 31, 2023, the Company identified indicators of impairment due to slower than expected market adoption and conducted an impairment test on its ROU assets in accordance with applicable accounting standards. The fair value less costs to sublease was determined based on market prices for similar assets, while the value in use was calculated using discounted cash flow projections. As a result of these assessments, we recognized an impairment loss of $0.9 million related to the ROU asset for our Aero facility located in Mason, Ohio, which is recorded in the Selling, general and administrative expense in the statements of operations.
Lease expense for operating leases is recognized on a straight-line basis over the lease term as cost of sales or operating expenses depending on the nature of the lease right-of-use asset. Amortization of finance lease assets is recognized over the lease term as cost of sales or operating expenses depending on the nature of the leased asset. Interest expense on finance lease liabilities is recognized over the lease term within Interest expense in the consolidated statements of operations.

The components of lease expense are as follows within our consolidated statements of operations:

	Years Ended December 31,
	2023	2022
Short-term lease expense	$281,802	$589,969
Operating lease expense	2,338,266	1,782,332
Total lease expense	$2,620,068	$2,372,301

Lease right-of-use assets consisted of the following:

	December 31,
	2023	2022
Operating leases	$4,174,800	$5,884,865
Finance leases	5,621,181	5,821,938
Total lease right-of-use assets	$9,795,981	$11,706,803
Lease liabilities consisted of the following:

	December 31,
	2023	2022
Operating leases	$6,292,954	$6,977,896
Finance leases	2,548,184	3,147,198
Total lease liabilities	8,841,138	10,125,094
Less: current portion	(3,560,612)	(1,285,032)
Long-term portion	$5,280,526	$8,840,062
Other information related to leases is as follows:

	As of December 31,
	2023	2022
Weighted-average remaining lease term
Operating leases	4.0 years	6.0 years
Financing leases	1.0 year	2.0 years
Weighted-average interest rate
Operating leases	10.0%	10.0%
Financing leases	10.0%	10.0%

Supplemental cash flow information related to leases where we are the lessee is as follows:

	Years Ended December 31,
	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows from operating leases	$1,349,021	$770,642
Operating cash outflows from finance leases (interest payments)	280,430	369,976
Financing cash outflows from finance leases	879,444	857,516
Leased assets obtained in exchange for finance lease liabilities	—	6,022,694
Leased assets obtained in exchange for operating lease liabilities	—	5,631,558

As of December 31, 2023, the maturities of our operating and finance lease liabilities (excluding short-term leases) are as follows:

	Operating Leases	Finance Leases
2024	$1,589,805	$2,752,862
2025	1,458,783	—
2026	1,503,069	—
2027	1,316,387	—
2028	1,230,385	—
Thereafter	1,067,207	—
Total minimum lease payments	8,165,636	2,752,862
Less: Interest	1,872,682	204,678
Present value of lease obligations	6,292,954	2,548,184
Less: Current portion	1,012,428	2,548,184
Long-term portion of lease obligations	$5,280,526	$—
9.    INCOME TAXES
During the years ended December 31, 2023 and 2022, the Company has taxable losses primarily due to operations and thus has no current federal tax expense recorded. We continue to record a valuation allowance against our deferred tax assets as of December 31, 2023.
The U.S. components of loss before income taxes and a reconciliation of the statutory federal income tax with the provision for income taxes follows:

	Years Ended December 31,
	2023	2022
Current:
Federal	$—	$—
State and Local	(110,524)	—
Total Current	(110,524)	—
Deferred:
Federal	—	—
State and Local	—	—
Total Deferred	—	—
Total benefit from income taxes	$(110,524)	$—

The reconciliation of taxes at the federal statutory rate to our provision for income taxes was as follows:

	Years Ended December 31,
	2023	2022
Federal tax benefit at statutory rates	21.0%	21.0%
State and local tax at statutory rates	1.0%	—%
Fair value adjustments on convertible notes	(1.4)%	(0.3)%
Stock-based compensation deductions	(1.0)%	(1.7)%
Research and development credits	(0.6)%	0.3%
Other permanent differences and credits	(0.4)%	(0.5)%
Other temporary deferred tax asset differences	0.6%	—%
Federal net operating loss adjustment	(0.3)%	—%
Change in valuation allowance	(18.8)%	(18.8)%
Total tax benefit	0.1%	—%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. When realization of the deferred tax asset is more likely than not to occur, the benefit related to the deductible temporary differences attributable to operations is recognized as a reduction of income tax expense. As of each reporting date, management considers new evidence, both positive and negative, that could affect its view of the future realization of deferred tax assets. As of December 31, 2023 and 2022, our ability to realize our net deferred tax asset is not more likely than not to occur and the valuation allowance reduces the deferred tax asset to zero.

Significant components of the Company’s deferred tax assets and liabilities are as follows:

	December 31
	2023	2022
Deferred Tax Assets (Liabilities):
Accrued expenses and reserves	$567,850	$4,528,418
Warranty reserve	1,625,861	470,342
Inventory and prepaid purchase reserves	2,268,452	17,326,397
Investment impairment	2,165,513	—
Equity compensation	1,538,179	(328,410)
Property, plant and equipment	(5,060,439)	(1,955,842)
Research and experimental costs	8,236,863	4,435,891
Charitable contributions	13,427	—
Lease right-of-use assets	(2,044,257)	(2,515,792)
Lease liability	1,832,809	2,175,883
Issuance fees on convertible notes	—	343,886
Federal tax credits	4,299,750	5,099,750
Net operating loss	103,518,448	66,112,929
Total Deferred Tax Assets	118,962,456	95,693,452
Valuation Allowance	(118,962,456)	(95,693,452)
Total Deferred Tax Assets (Liabilities), net of valuation allowance	$—	$—

For the year ended December 31, 2023, the Company recorded an increase to the valuation allowance of $23.3 million as a component of income tax expense.

As of December 31, 2023 and 2022, the Company has $17.2 million of federal net operating loss (“NOL”) carry-forward deferred tax assets which expire through 2038. Additionally, as of December 31, 2023 and 2022, the Company has approximately $84.3 million and $47.0 million, respectively, of federal NOL deferred tax assets which carry-forward indefinitely, and approximately $2.0 million and $0.9 million, respectively, of state and local NOL carry-forward deferred tax assets which expire through 2037. The NOL carry-forwards may be limited in certain circumstances, including ownership changes.

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

The following table presents a reconciliation of unrecognized tax benefits:

	2023	2022
Unrecognized tax benefits - January 1	$805,392	$805,392
Gross increases - tax positions in prior period	—	—
Gross decreases - tax positions in prior period	—	—
Gross increases - tax positions in current period	—	—
Settlement	—	—
Lapse of statute of limitations	—	—
Unrecognized tax benefits - December 31	$805,392	$805,392

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of December 31, 2023, and 2022, due to the Company’s continued losses, no amounts of interest and penalties have been recognized in the consolidated statements of operations. If the unrecognized tax benefits were reversed, a deferred tax asset and corresponding valuation allowance would be recorded, and thus the reversal would have no impact on the effective rate.
The Company files income tax returns in the U.S. federal jurisdiction, various state jurisdictions and local jurisdictions. Generally, the Company’s 2019 through 2022 tax years remain open and subject to examination by federal, state and local taxing authorities. However, federal, state, and local net operating losses from 2009 through 2022 are subject to review by taxing authorities in the year utilized.
10.    FAIR VALUE MEASUREMENTS
We estimate the fair value of the 2026 Notes and 2026 Warrants using commonly accepted valuation methodologies upon issuance and at each reporting date. Considerable judgment was required in interpreting market data to develop the estimates of fair value. Accordingly, the Company’s estimates are not necessarily indicative of the amounts that the Company, or holders of the instruments, could realize in a current market exchange. Significant assumptions used in the fair value model included estimates of the redemption dates, credit spreads and the market price and volatility of the Company’s common stock. The use of different assumptions and/or estimation methodologies could have a material effect on the estimated fair values. The following table presents the estimated fair values:

	December 31, 2023				December 31, 2022
	Fair Value	Level 1	Level 2	Level 3	Fair Value	Level 1	Level 2	Level 3
Warrant liability	$5,605,325	$—	$—	$5,605,325	$—	$—	$—	$—
Convertible notes	$20,180,100	$—	$—	$20,180,100	$—	$—	$—	$—
11.    STOCK-BASED COMPENSATION

Incentive Stock Plans
We maintain, as approved by the board of directors and the stockholders, the 2017 Incentive Stock Plan, the 2019 Incentive Stock Plan and the 2023 Long-Term Incentive Plan (collectively, the “Plans”) providing for the issuance of stock-based awards to employees, officers, directors or consultants of the Company. Non-qualified stock options may only be granted with an exercise price equal to the market value of our common stock on the grant date. Shares reserved for stock awards under the plans total 17.5 million. Total shares remaining available for stock incentive grants under the Plans totaled approximately 3.0 million as of December 31, 2023. We have granted new stock options, restricted stock awards (“RSAs”), restricted stock units, and performance share units (“PSUs”) under the Plans.

Stock-Based Compensation Expense

The following table summarizes stock-based compensation expense:

	Years Ended December 31,
	2023	2022
Stock options	$973,520	$978,696
Restricted stock awards	9,138,800	7,767,114
Performance share units	3,309,815	2,714,401
Total stock-based compensation expense	$13,422,135	$11,460,211

Stock Options
During 2023, activity for stock options was as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Outstanding, beginning of period	423,626	$7.6	6.7
Exercised	(50,200)	$1.1	—
Expired	(80,997)	$1.7	—
Outstanding, end of period	292,429	$10.3	8.0
Exercisable, end of period	197,618	$10.3	8.0

As of December 31, 2023, unrecognized compensation expense was $1.0 million for unvested options, which is expected to be recognized over the next year. During 2023, no new stock options were granted.

Restricted Stock Awards

Granted restricted stock awards generally vest ratably over a three-year service period. The fair value of vested RSAs for the years ended December 31, 2023 and 2022 were $2.4 million and $2.7 million, respectively.

During 2023, activity for RSAs was as follows:

	Number of Unvested Shares	Weighted Average Grant Date Fair Value per Share
Unvested restricted stock as of December 31, 2022	3,525,331	$4.9
Granted	3,994,707	1.5
Vested	(1,972,089)	4.2
Forfeited	(419,426)	2.8
Unvested restricted stock as of December 31, 2023	5,128,523	$2.6

As of December 31, 2023, unrecognized compensation expense was $9.2 million for unvested restricted stock, which is expected to be recognized over the next 1.9 years.

Performance Share Units
As of December 31, 2023, the number of unvested PSUs was 3.0 million. The vesting of PSUs is conditioned upon achievement of certain performance objectives over performance periods ending December 31, 2024 and 2025 as defined in each award agreement. Fifty percent of the PSUs vest based upon the Company’s total shareholder return (“TSR”) as compared to a group of peer companies, and fifty percent of the PSUs vest based upon our performance on certain measures including a cumulative adjusted EBITDA target (“EBITDA PSUs”). Depending on the actual achievement of the performance objectives, the grantee may earn between 0% and 200% of the target PSUs.
During 2023, activity for PSUs with a TSR metric was as follows:

	Number of Unvested Shares	Weighted Average Grant Date Fair Value per Share
Balance, December 31, 2022	738,751	$11.79
Granted	966,342	1.88
Forfeited	(33,417)	6.28
Balance, December 31, 2023	1,671,676	$6.17
Inputs and assumptions used to calculate the fair value at grant date through a Monte-Carlo simulation were as follows:

	2023	2022
Fair value per stock award	$1.88	$11.79
Grant date stock price	$1.09	$2.83
Assumptions:
Workhorse's stock price expected volatility (a)	109%	117%
Risk-free interest rate	3.77%	0.69%
(a) Expected volatility based on 2.7 years of daily closing share price changes.
As of December 31, 2023, unrecognized compensation expense was $4.0 million, which is expected to be recognized over the next 1.3 years.

During 2023, activity for EBITDA PSUs was as follows:

Number of Unvested Shares
Balance, December 31, 2022	432,546
Granted	966,342
Forfeited	(33,416)
Balance, December 31, 2023	1,365,472
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

12.    NEW ACCOUNTING STANDARDS
Adoption of New Accounting Standards
ASU 2016-13, Financial Instruments - Credit Losses. In June 2016, the FASB issued ASU 2016-13, which requires entities to measure all expected credit losses for financial instruments held at the reporting date based on historical experience, current conditions, and reasonable supportable forecasts. We adopted this standard effective January 1, 2023. The adoption of this standard did not have a material impact on our consolidated balance sheets or statements of operations.
ASU 2020-06, Accounting for Convertible Instruments and Contracts in an Entity's Own Equity. In August 2020, the FASB issued ASU 2020-06, which simplifies the accounting for convertible instruments by removing certain separation models in ASC 470-20, Debt—Debt with Conversion and Other Options, for convertible instruments. The ASU updates the guidance on certain embedded conversion features that are not required to be accounted for as derivatives under Topic 815, Derivatives and Hedging, or that do not result in substantial premiums accounted for as paid-in capital, such that those features are no longer required to be separated from the host contract. The convertible debt instruments will be accounted for as a single liability measured at amortized cost. This will also result in the interest expense recognized for convertible debt instruments to be typically closer to the coupon interest rate when applying the guidance in Topic 835, Interest. Further, the ASU made amendments to the EPS guidance in Topic 260 for convertible debt instruments, the most significant impact of which is requiring the use of the if-converted method for diluted EPS calculation, and no longer allowing the net share settlement method. The ASU also made revisions to Topic 815-40, which provides guidance on how an entity must determine whether a contract qualifies for a scope exception from derivative accounting. The amendments to Topic 815-40 change the scope of contracts that are recognized as assets or liabilities. We adopted this standard effective January 1, 2022. The adoption of this standard did not have a material impact on our consolidated balance sheets or statements of operations.
Accounting Standards Issued But Not Yet Adopted
ASU 2023-07, Segment Reporting - Improvements to Reportable Segment Disclosures. In November 2023, the FASB issued ASU 2023-07 related to disclosures about a public entity’s reportable segments and provides more detailed information about a reportable segment’s expenses. The new standard is effective for fiscal years beginning after December 15, 2023 and interim periods beginning after December 15, 2024, with retrospective application required. We are assessing the effect on our annual consolidated financial statement disclosures; however, adoption will not impact our consolidated balance sheets or statements of operations.
ASU 2023-09, Improvements to Income Tax Disclosures. In December 2023, the FASB issued ASU 2023-09 to enhance the transparency and decision usefulness of income tax disclosures. The new standard is effective for fiscal years beginning after December 15, 2024, with retrospective application permitted. We are assessing the effect on our annual consolidated financial statement disclosures; however, adoption will not impact our consolidated balance sheets or statements of operations.
All other ASUs issued but not yet adopted were assessed and determined to be not applicable or are not expected to have a material impact on our consolidated financial statements or financial statement disclosures.
13.    STOCKHOLDERS' EQUITY
Securities Litigation Settlement
On September 1, 2023, we issued 25.4 million shares of common stock with an aggregate value of $20.0 million in connection with the settlement of the Securities Litigation as described below in Note 15, Commitments and Contingencies. The number of shares was based on the market price per share of our common stock on August 31, 2023. This transaction was recorded as a noncash operating activity.
As a result of the settlement, we no longer have any obligation related to the securities litigation and, as such, the $15.0 million insurance receivable previously recorded in Other Receivable and $35.0 million legal reserve previously recorded in Accrued and Other Current Liabilities were zero as of December 31, 2023.
ATM Sales Agreement
On March 10, 2022, we entered into an ATM Sales Agreement, under which we may offer and sell shares of our common stock having an aggregate sales price of up to $175.0 million.
During the years ended December 31, 2023 and 2022, we issued 89.3 million and 4.9 million shares, respectively, under the ATM Agreement for net proceeds of $62.2 million and $12.9 million, respectively. Commissions paid in connection with the issuances under the ATM Agreement are recorded as a reduction of the share proceeds. During the years ended December 31, 2023 and 2022, we incurred commissions of $1.3 million and $0.3 million, respectively. The remaining aggregate sales available under the ATM Agreement was $96.9 million as of December 31, 2023.
Equity Line of Credit
On December 12, 2023, the Company entered into an equity line of credit purchase agreement (the “ELOC Purchase Agreement”) with Lincoln Park Capital Fund, LLC (the “Purchaser”) which provides that, upon the terms and subject to the conditions and limitations set forth therein, the Company may sell to the Purchaser up to $50.0 million of shares of common stock over the 24-month term of the ELOC Purchase Agreement. Concurrently with entering into the ELOC Purchase Agreement, the Company also entered into a registration rights agreement (the “ELOC Registration Rights Agreement”) with the Purchaser, whereby the issuance of the shares pursuant to the ELOC Purchase Agreement were registered pursuant to the Company’s effective shelf registration statement on Form S-3, and the related base prospectus included in the registration statement, as supplemented by a prospectus supplement filed on December 27, 2023.
The Company may direct the Purchaser, at its sole discretion, and subject to certain conditions, to purchase up to 1.0 million shares of common stock on any business day (a “Regular Purchase”). The amount of a Regular Purchase may be increased under certain circumstances to 1.25 million shares if the closing price is not below $0.40 and up to 1.5 million if the closing price is not below $0.50 provided the Purchaser’s committed obligation under any single Regular Purchase shall not exceed $2.0 million. The purchase price for Regular Purchases (the “Purchase Price”) shall be equal to 97.5% of the lower of the lowest sale price of common stock on the Purchase Date for such Regular Purchase and the arithmetic average of the three lowest closing sale prices for the common stock during the ten consecutive business days ending on the business day immediately prior to the Purchase Date, with a floor of $0.10. In the event the Company issues the full amount allowed under a Regular Purchase on any given business day, we may also direct the Purchaser to purchase additional amounts as accelerated purchases. The purchase price for the accelerated and additional accelerated purchases shall be equal to the lesser of 97.0% of such day’s the VWAP of the common stock on the principal market and the closing sale price of the common stock on such day.
In connection with the ELOC Purchase Agreement and ELOC Registration Rights Agreement, the Company paid a non-cash commitment fee to the Purchaser in the amount of 3,775,105 shares of common stock of the Company (valued at $1.5 million). The Company reflected the commitment fee as an expense in Interest expense in the consolidated statements of operations based on the fair value on the issuance date.
Under applicable rules of the NASDAQ Capital Market, the Company cannot issue or sell more than 19.99% of the shares of common stock outstanding immediately prior to the execution of the ELOC Purchase Agreement to the Purchaser under the ELOC Purchase Agreement without stockholder approval.
During the year ended December 31, 2023, excluding the additional commitment shares issued to the Purchaser disclosed above, the Company did not sell any shares of common stock pursuant to the ELOC Purchase Agreement. Subsequent to December 31, 2023 through the date of this filing, the Company sold 12.0 million shares of common stock at prices ranging between $0.2210 and $0.3430 pursuant to the ELOC Purchase Agreement and received proceeds of $3.1 million.
The Company evaluated the contract that includes the right to require the Purchaser to purchase shares of common stock in the future (“purchased put right”) considering the guidance in ASC 815-40, “Derivatives and Hedging - Contracts on an Entity’s Own Equity” (“ASC 815-40”) and concluded that it is an equity-linked contract that does not qualify for equity classification, and therefore requires fair value accounting as a derivative asset. The Company has analyzed the terms of the freestanding purchased put right and has concluded that it has insignificant value as of December 31, 2023.
Preferred Stock
Workhorse has authorized 75.0 million shares of Series A Preferred Stock, par value $0.001 per share. Our certificate of incorporation provides that shares of preferred stock may be issued from time to time in one or more series. Our Board of Directors is authorized to fix the voting rights, if any, designations, powers, preferences, qualification, limitations and restrictions thereof, applicable to the shares of preferred stock. As of December 31, 2023 and December 31, 2022, there were no shares of Series A Preferred Stock issued and outstanding.

Common Stock
The Company has one class of common stock, par value $0.001 per share. Each share of our common stock is entitled to one vote on all matters submitted to stockholders.
On September 1, 2023, we obtained approval from our stockholders to amendment our articles of incorporation to increase the number of shares of common stock, par value $0.001 per share, authorized for issuance thereunder to 450.0 million.
Warrants
In connection with the issuance of debt, common stock and preferred stock, we issued equity-classified warrants to purchase shares of our common stock. As of December 31, 2023 and 2022, there were approximately 1.0 million warrants outstanding.
Success Fees
During the years ended December 31, 2023 and 2022, we issued 344,997 and 244,035 shares of common stock, respectively, for payment of professional service fees, valued at $0.4 million and $0.6 million, respectively.
14.    RELATED PARTIES
We obtain our general liability, property and casualty, and directors and officers liability insurance through AssuredPartners NL, LLC (“Assured”). Gerald Budde, a former Director of the Company, is currently the Chief Financial Officer of Accretive Insurance Solutions Inc. (“Accretive”). Assured and Accretive are both subsidiaries of AssuredPartners Capital, Inc. The placement of insurance was completed by an Assured agent and Mr. Budde did not participate in any decisions about insurance, nor was he paid any portion of the brokerage fee. Assured earned brokerage fees of approximately $0.3 million and $0.3 million for the years ended December 31, 2023 and 2022, respectively.
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

Legal Proceedings

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

Pursuant to the Stipulation of Settlement, the number of Settlement Shares to be issued was based on the VWAP of the Company’s common stock for the 15 trading days immediately preceding the Judgment Date. The VWAP would be adjusted if, at market close on the trading day before the date the Company deposits the Settlement Shares, the market price per share of the Company’s common stock deviated more than 25% above or below the VWAP Price. Upon such deviation, the number of Settlement Shares would be adjusted, upward or downward, such that the aggregate value of the Settlement Shares equals $20.0 million. Consistent with the foregoing, the Company issued 25,380,711 shares of its common stock into the Settlement Fund as Settlement Shares in September 2023, which is considered a non-cash transaction.

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
Sale of Manufacturing Facility and Campus
On January 31, 2024, a subsidiary of Workhorse entered into a Purchase and Sale Agreement (the “Sale Agreement”) with William Repny LLC (the “Purchaser”) for the sale of its Union City, IN manufacturing facility and campus, excluding any equipment or fixtures used in manufacturing operations (the “Property”), for a purchase price, before fees and expenses, of approximately $34.5 million.
Pursuant to the Sale Agreement, the Company will lease back the Property from the Purchaser under a triple-net lease agreement (the “Lease”) for an initial term of 20 years. The Company will have the option to renew the Lease for three additional 10-year renewal terms, subject to the terms of the Lease.
Under the Lease, the Company will pay base annual rent of approximately $3.4 million for the Property, subject to an annual increase of 3% during the initial term of the lease and certain additional increases during any renewal term. In addition to rent, the Company will be responsible for all costs and expenses related to the Property, including, without limitation, maintenance, operation, repair and replacement of buildings and improvements, utility charges, insurance premiums and real estate taxes and assessments.
The closing is subject to Purchaser performing satisfactory due diligence on the Property, obtaining financing and other customary closing conditions. There is no assurance at this time that the Purchaser will purchase the Property. The Company plans to use the proceeds for general corporate purposes.
Aero Drone Design and Manufacturing Operations
As previously disclosed in our Quarterly Report on Form 10-Q for the period ended September 30, 2023 filed with the SEC on November 14, 2023, we announced our decision to evaluate a broad range of strategic alternatives for our drone vehicles which may include a sale, strategic partnership, another transaction, or the continued execution of our strategic plan for the drone vehicle production. On February 20, 2024, our Board of Directors approved a plan to cease the production operations of our drone design and manufacturing business and transition to only operating our Drones As A Service business. The decision to cease operation of our drone design and manufacturing product line was not considered a strategic shift having major effects on operations and therefore does not meet the criteria to qualify as a discontinued operation.
First Amendment to Green Senior Secured Convertible Note Due 2026
Subsequent to December 31, 2023, the Company has repaid $7.5 million of the initial principal balance upon request of the holder. On February 29, 2024, the Company entered into a First Amendment to Green Senior Secured Convertible Note Due 2026 (the “2026 Notes Amendment”) with the holder. In connection with the 2026 Notes Amendment, the Company redeemed $10.0 million principal amount of the 2026 Notes, thereby reducing the outstanding principal amount of the 2026 Notes to $2.5 million. The 2026 Notes Amendment also removed the February 15, 2024 and March 1, 2024 partial redemption dates, deleted the minimum liquidity covenant, and amended the 2026 Notes to permit the Company to prepay the 2026 Notes at its option, subject to certain conditions.
Exchange Agreement
In connection with the 2026 Notes Amendment, the Company entered into a letter agreement (the “Exchange Agreement”) to exchange the 2026 Warrants for a total of 8.5 million shares of common stock for a total value of $2.9 million, whereupon the Warrant was cancelled (the “Exchange”). The Company recorded a gain of $2.7 million in connection with the Exchange in the first quarter of 2024.

Additional Cost Reduction Measures

Another vital component of management’s intended plan over the next twelve months to improve our liquidity and working capital requirements is reducing our operating costs to, among other things, reduce demands on the liquidity that is available to us. Accordingly, in the first quarter of 2024 we took the measures described below.

•We are in the process of completing a reduction in force (the “RIF”) pursuant to which we terminated approximately 20% of our total workforce, excluding direct labor. We do not expect to incur material costs in connection with the RIF.
•Each of our executive officers agreed to defer payment of approximately 20% of their cash compensation into the second quarter of 2024.
•As described above, we decided to fully transition our Aero business from a design and manufacturing drone business to Drones as a Service business. This transition has resulted in, among other things, our stopping production and development of both drone product lines and the termination of employees who performed the related work.

Management plans to continue to seek additional opportunities to reduce costs and, in particular, cash expenditures, in a manner intended to minimize their adverse impact on our core operations. Management also plans to significantly reduce capital expenditures and only allocate capital for manufacturing equipment and tooling. There can be no assurance that the measures described above, or any other cost-cutting measures we may implement in the future will be sufficient to address our immediate or longer-term liquidity and working capital needs. Moreover, it is possible that such measures will have an adverse effect on our operations.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Exchange Act is recorded, processed, summarized and reported within the specified time periods and accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Annual Report was made under the supervision and with the participation of our management, including our principal executive officer and principal financial officer.
Based upon this evaluation, our principal executive officer and principal financial officer have concluded that, as of December 31, 2023, our disclosure controls and procedures were not effective as of such date due to a material weakness in internal control over financial reporting, as described below.
Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Securities Exchange Act Rules 13a-15(f) and 15d-15(f). Internal control over financial reporting is a process designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that (1) pertain to the maintenance of records in reasonable detail to accurately and fairly reflect the transactions and dispositions of our assets; (2) provide reasonable assurance transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and our receipts and expenditures are being made only in accordance with authorizations of our management and directors and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets could have a material effect on the financial statements.

Under the supervision and with the participation of management, including Workhorse’s Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of internal control over financial reporting as of December 31, 2023, based on the criteria set forth in Internal Control – Integrated Framework (2013) (the “Framework”) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

There are inherent limitations on the effectiveness of any system of internal controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective internal controls and procedures can only provide reasonable assurance of achieving their control objectives.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

During the audit process related to the year ended December 31, 2023, Management identified a material weakness in the design of one of the Company's internal controls related to the review of the fair value calculation of the convertible note and warrant liability performed by a third-party valuation expert. The controls were not designed with a level of precision that would detect the use of an inappropriate input that could have a material impact on the valuation.

Based on the results of its evaluation and the material weakness described above, Management concluded that the Company’s internal control over financial reporting was not effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with GAAP as of December 31, 2023.
Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Remediation of the Material Weakness
We are in the process of designing and implementing remediation measures intended to address the material weakness discussed above. These remediation measures will be focused on our precision of review of the binomial lattice model performed by independent third-party valuation experts we use to value these types of complex financial instruments. The valuation procedures are to be reviewed and approved by responsible management of the Company. Under the supervision of the Audit Committee, responsible management will develop a comprehensive remediation plan, including a detailed plan and timetable for implementation, and will report regularly to the Audit Committee regarding the status of the implementation activities.
ITEM 9B. OTHER INFORMATION

On March 11, 2024, each of our executive officers (including each of our Named Executive Officers) voluntarily agreed to defer receipt of 20% of their annual base salary for pay periods beginning on March 4, 2024 and ending three months thereafter. In addition, each of our directors agreed to defer receipt of monthly cash retainers for the second quarter until July 1, 2024. Our executive officers and directors agreed to the deferrals to reflect their commitment to the Company and to align their compensation with the broader actions we are taking to reduce costs. All executive officers and affected directors are expected to receive such deferred compensation following the deferral period.
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this Item 10 of Form 10-K will be included in our 2024 Proxy Statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for our 2024 Annual Meeting of Stockholders and is incorporated herein by reference. The 2024 Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.
ITEM 11. EXECUTIVE COMPENSATION
The information required by this Item 11 of Form 10-K will be included in our 2024 Proxy Statement and is incorporated herein by reference.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this Item 12 of Form 10-K will be included in our 2024 Proxy Statement and is incorporated herein by reference.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
The information required by this Item 13 of Form 10-K will be included in our 2024 Proxy Statement and is incorporated herein by reference.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this Item 14 of Form 10-K will be included in our 2024 Proxy Statement and is incorporated herein by reference.

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
3.The exhibits listed in the following Index to Exhibits are filed or incorporated by reference as part of this report.

Exhibit No.	Description	Form Incorporated From	Report Date
3.1	Certificate of Designation for Series A Preferred Stock	8-K	1/4/2010
3.2	Certificate of Change	8-K	5/25/2010
3.3	Certificate of Correction	8-K	5/25/2010
3.4	Articles of Merger	8-K	5/25/2010
3.5	Certificate of Correction (Articles of Merger)	8-K	5/25/2010
3.6	Certificate of Amendment to the Certificate of Incorporation	8-K	9/10/2010
3.7	Certificate of Incorporation	SB-2	2/4/2008
3.8	Articles of Merger between AMP Holding Inc. and Workhorse Group Inc.	8-K	4/16/2015
3.9	Certificate of Change filed December 9, 2015	8-K	12/10/2015
3.10	Certificate of Amendment to the Certificate of Incorporation dated August 8, 2017	10-Q	8/9/2017
3.11	Certificate of Amendment to the Certificate of Incorporation dated May 3, 2019	10-Q	5/7/2019
3.12	Certificate of Designation of Series B Preferred Stock	8-K	6/6/2019
3.13	First Amended and Restated Bylaws of Workhorse Group Inc.	8-K	4/4/2022
3.14	Certificate of Amendment to the Company’s Articles of Incorporation	8-K	9/6/2023
3.15	Second Amended and Restated Bylaws	8-K	7/12/2023
4.1	Description of Securities Registered under Section 12 of the Securities Exchange Act of 1934	10-K	3/1/2021
4.2	Indenture, dated December 27, 2023, by and between Workhorse Group Inc. and U.S. Bank, National Association	8-K	12/28/2023
4.3	Supplemental Indenture, dated December 27, 2023, by and between Workhorse Group Inc. and U.S. Bank, National Association	8-K	12/28/2023
10.1	Director Agreement by and between Workhorse Group Inc. and Raymond Chess dated October 24, 2013	8-K	10/30/2013
10.2	Director Agreement by and between Workhorse Group Inc. and Gerald Budde dated December 17, 2015	8-K	12/21/2015
10.3	Director Agreement by and between Workhorse Group Inc. and Benjamin Samuels dated December 17, 2015	8-K	12/21/2015
10.4	Director Agreement by and between Workhorse Group Inc. and Harry DeMott dated September 15, 2016	8-K	9/9/2016
10.5	Form of Indemnification Agreement	10-K	3/1/2021
10.6	Director Agreement by and between Workhorse Group Inc. and Michael L. Clark dated September 28, 2018	8-K	10/1/2018
+ 10.7	Employment Agreement between Workhorse Group Inc. and Anthony Furey, dated November 6, 2019	8-K	11/6/2019
+ 10.8	Employment Agreement between Workhorse Group Inc. and Gregory Ackerson dated November 6, 2019	8-K	11/6/2019
+ 10.9	Employment Agreement between Workhorse Group Inc. and John Graber dated April 20, 2021	8-K	4/21/2021

+ 10.10	Employment Agreement between Workhorse Group Inc. and Ryan Gaul dated April 22, 2021	8-K	4/26/2021
+ 10.11	Employment Agreement between Workhorse Group Inc. and Richard Dauch dated July 26, 2021	8-K	7/26/2021
+ 10.12	Employment Agreement between Workhorse Group Inc. and James D. Harrington, dated August 16, 2021	10-K	3/1/2022
+ 10.13	Employment Agreement between Workhorse Group Inc. and Joshua Anderson, dated September 21, 2021	10-K	3/1/2022
+ 10.14	Employment Agreement between Robert Ginnan and Workhorse Group Inc. dated January 4, 2022	8-K	1/4/2022
10.15	Intellectual Property License Agreement between Workhorse Group Inc. and Lordstown Motors Corp. dated November 7, 2019	10-K	3/13/2020
10.16
Asset Purchase Agreement by Asset Purchase Agreement by and between ST Engineering Hackney, Inc. and Workhorse Group Inc. dated as of October 31, 2019 between ST Engineering Hackney, Inc. and Workhorse Group Inc. dated as of October 31, 2019
		10-K	3/13/2020
10.17	Agreement between Workhorse Group Inc. and Lordstown Motors Corp dated August 1, 2020	8-K	8/4/2020
10.18	Vehicle Supply and Purchase Agreement, dated February 28, 2022, between the Company and GreenPower Motor Company, Inc.	8-K	2/28/2022
10.19	At-the-Market-Sales Agreement, dated March 10, 2022, between the Company and BTIG, LLC.	8-K	3/10/2022
10.20	Form of Purchase Agreement - October 2020	8-K	10/13/2020
10.21	Form of Exchange Agreement - October 2020	8-K	10/13/2020
10.22	Form of Indenture	8-K	10/16/2020
10.23	Form of Securities Exchange Agreement	8-K	10/6/2021
10.24	Form of Securities Exchange Agreement	8-K	11/2/2021
10.25	Form of Exchange Agreement - 2022	8-K	4/5/2022
+ 10.26	2017 Incentive Stock Plan	10-Q	8/9/2022
+ 10.27	2019 Incentive Stock Plan	10-K	3/13/2020
+ 10.28	Form of Non-Statutory Option Award Agreement between Workhorse Group Inc. and Richard Dauch	10-Q	11/9/2021
+ 10.29	Form of Executive Restricted Stock Award Agreement under 2019 Incentive Stock Plan	10-K	3/1/2022
+ 10.30	Form of Performance Share Unit Award Agreement under 2019 Incentive Stock Plan	10-K	3/1/2022
+ 10.31	Form of Executive Restricted Stock Award Agreement under 2017 Incentive Stock Plan and 2023 Long-Term Incentive Plan	10-K	3/1/2022
+ 10.32	Form of Performance Share Unit Award Agreement under 2017 Incentive Stock Plan and 2023 Long-Term Incentive Plan	10-K	3/1/2022
+ 10.33	Form of Director Restricted Stock Award Agreement under 2017 Incentive Stock Plan	10-K	3/1/2022
+ 10.34	Short-Term Incentive Plan	10-K	3/1/2022
+ 10.35
Workhorse Group Inc. 2023 Long-Term Incentive Plan, as amended and restated, effective as of May 2, 2023 (incorporated by reference to Appendix A to the registrant’s definitive additional materials as filed with the Securities and Exchange Commission on April 24, 2023).
		10-Q	5/15/2023
10.36	Floorplan and Security Agreement, dated as of August 10, 2023, by and between Workhorse Technologies Inc. and Mitsubishi HC Capital America, Inc.	10-Q	8/14/2023
10.37	Form of Securities Purchase Agreement, dated December 12, 2023, by and between Workhorse Group Inc. and the purchaser thereto	8-K	12/12/2023
10.38	Form of Note, dated December 12, 2023, by and between Workhorse Group Inc. and the holder thereto	8-K	12/12/2023
10.39	Form of Warrant dated December 12, 2023, by and between Workhorse Group Inc. and the holder thereto	8-K	12/12/2023

10.40	Purchase Agreement, dated December 12, 2023, by and between Workhorse Group Inc. and the purchaser thereto	8-K	12/12/2023
10.41	Form of Registration Rights Agreement, dated December 12, 2023, by and between Workhorse Group Inc. and the purchaser thereto	8-K	12/12/2023
10.42	Form of Security Agreement, dated December 27, 2023, by and between Workhorse Group Inc. and the investor party thereto	8-K	12/28/2023
10.43	Form of Guaranty, Dated December 27, 2023, by and among the investor and the guarantors party thereto	8-K	12/28/2023
+ 10.44	First Amendment to Employment Agreement, dated November 13, 2023, by and between Workhorse Group Inc. and Rick Dauch	8-K	11/14/2023
10.45	Form of Executive Restricted Stock Unit Award Agreement under 2023 Long-Term Incentive Plan	†
10.46	Form of Director Restricted Stock Unit Award Agreement under 2023 Long-Term Incentive Plan	†
21.1	List of Subsidiaries	†
23.1	Consent of Grant Thornton LLP	†
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	†
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	†
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	†
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	†
97.1	Clawback Policy, effective October 2, 2023	†
101.INS	Inline XBRL INSTANCE DOCUMENT
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Inline XBRL Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
† Exhibits that are filed with this report.
+ Indicates a management contract or compensatory arrangement.
ITEM 16. FORM 10-K SUMMARY
None.

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

WORKHORSE GROUP INC.

Dated:	March 12, 2024	By:	/s/ Richard Dauch
		Name:	Richard Dauch
		Title:	Chief Executive Officer, President and Director (Principal Executive Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on March 12, 2024, on behalf of the registrant and in the capacities indicated.

Signature	Title

/s/ Richard Dauch	Chief Executive Officer, President and Director (Principal Executive Officer)
Richard Dauch

/s/ Robert M. Ginnan	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)
Robert M. Ginnan

/s/ Raymond Chess	Director
Raymond Chess

/s/ Jacqueline Dedo	Director
Jacqueline Dedo

/s/ William G. Quigley III	Director
William G. Quigley III

/s/ Austin Scott Miller	Director
Austin Scott Miller

/s/ Pamela S. Mader	Director
Pamela S. Mader

/s/ Jean Botti	Director
Jean Botti

/s/ Brandon Torres Declet	Director
Brandon Torres Declet