Form 10-Q
period 2024-03-31
Workhorse Group Inc.
filed 2024-05-20
CIK 1425287

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
The number of shares of the Registrant's Common Stock, $0.001 par value per share, outstanding as of May 9, 2024, was 375,229,162.

i

Forward-Looking Statements

The discussions in this Quarterly Report on Form 10-Q (this “Report”) contain forward-looking statements reflecting our current expectations that involve risks and uncertainties. These statements are made under the “safe harbor” provisions of the U.S. Private Securities Litigation Reform Act of 1995. When used in this Report, the words “anticipate,” “expect,” “plan,” “believe,” “seek,” “estimate” and similar expressions are intended to identify forward-looking statements. These are statements that relate to future periods and include, but are not limited to, statements about the features, benefits and performance of our products, our ability to introduce new product offerings and increase revenue from existing products, expected expenses including those related to selling and marketing, product development and general and administrative, our beliefs regarding the health and growth of the market for our products, anticipated increase in our customer base, expansion of our products functionalities, expected revenue levels and sources of revenue, expected impact, if any, of legal proceedings, the adequacy of our liquidity and capital resources, the likelihood of us obtaining additional financing in the immediate future and the expected terms of such financing, and expected growth in business. Forward-looking statements are statements that are not historical facts. Such forward-looking statements are subject to risks and uncertainties, which could cause actual results to differ materially from the forward-looking statements contained in this Report. Factors that could cause actual results to differ materially include, but are not limited to: our ability to develop and manufacture our new product portfolio, including the W4CC, W750, W56 and WNext programs; our ability to attract and retain customers for our existing and new products; risks associated with obtaining orders and executing upon such orders; the unavailability, reduction, elimination or adverse application of government subsidies and incentives or any failure by the federal government, states or other governmental entities to adopt or enforce regulations such as the California Air Resource Board's Advanced Clean Fleet regulation; supply chain disruptions, including constraints on steel, semiconductors and other material inputs and resulting cost increases impacting our Company, our customers, our suppliers or the industry; our ability to capitalize on opportunities to deliver products to meet customer requirements; our limited operations and need to expand and enhance elements of our production process to fulfill product orders; our general inability to raise additional capital to fund our operations and business plan; our ability to obtain financing to meet our immediate liquidity needs and the potential costs, dilution and restrictions imposed by any such financing; our ability to regain compliance with the listing requirements of the Nasdaq Capital Market and otherwise maintain the listing of our securities thereon and the impact of any steps we take to regain such compliance, such as a reverse split of our common stock, on our operations, stock price and future access to liquidity; our ability to protect our intellectual property; market acceptance for our products; our ability to obtain sufficient liquidity from operations and financing activities to continue as a going concern and, our ability to control our expenses; the effectiveness of our cost control measures and impact such measures could have on our operations, including the effects of furloughing employees; potential competition, including without limitation shifts in technology; volatility in and deterioration of national and international capital markets and economic conditions; global and local business conditions; acts of war (including without limitation the conflicts in Ukraine and Israel) and/or terrorism; the prices being charged by our competitors; our inability to retain key members of our management team; our inability to satisfy our customer warranty claims; the outcome of any regulatory or legal proceedings, including with Coulomb Solutions Inc.; our ability to consummate the divestiture of our aero business; our ability to consummate and realize the benefits of a potential sale and leaseback transaction of our Union City Facility; and other risks and uncertainties and other factors discussed from time to time in our filings with the Securities and Exchange Commission (“SEC”), including under the “Risk Factors” section of our filings with the SEC, including our Annual Report on Form 10-K for the year ended December 31, 2023. Forward-looking statements speak only as of the date hereof. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based, except as required by law.
All references in this Report that refer to the “Company”, “Workhorse Group”, “Workhorse”, “we,” “us” or “our” are to Workhorse Group Inc.
ii

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Workhorse Group Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

	March 31, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$6,728,430	$25,845,915
Restricted cash	—	10,000,000
Accounts receivable, less allowance for credit losses of $0.2 million and $0.2 million as of March 31, 2024 and December 31, 2023, respectively	1,767,887	4,470,209
Inventory, net	49,852,378	45,408,192
Prepaid expenses and other current assets	7,293,787	8,101,162
Total current assets	65,642,482	93,825,478
Property, plant and equipment, net	38,537,214	37,876,955
Lease right-of-use assets	9,513,950	9,795,981
Other assets	176,310	176,310
Total Assets	$113,869,956	$141,674,724
Liabilities
Current liabilities:
Accounts payable	$14,229,542	$12,456,272
Accrued and other current liabilities	6,652,042	4,862,740
Deferred revenue, current	4,689,581	4,714,331
Warranty liability	599,227	1,902,647
Current portion of lease liabilities	3,416,636	3,560,612
Warrant liability	3,937,540	5,605,325
Current portion of convertible notes	7,874,051	20,180,100
Total current liabilities	41,398,619	53,282,027
Lease liabilities, long-term	5,047,565	5,280,526
Total Liabilities	46,446,184	58,562,553
Commitments and contingencies
Stockholders’ Equity:
Series A preferred stock, par value $0.001 per share, 75,000,000 shares authorized, zero shares issued and outstanding as of March 31, 2024 and December 31, 2023	—	—
Common stock, par value $0.001 per share, 450,000,000 shares authorized, 330,791,980 shares issued and outstanding as of March 31, 2024 and 285,980,843 shares issued and outstanding as of December 31, 2023	330,792	285,981
Additional paid-in capital	847,817,018	834,394,441
Accumulated deficit	(780,724,038)	(751,568,251)
Total stockholders’ equity	67,423,772	83,112,171
Total Liabilities and Stockholders’ Equity	$113,869,956	$141,674,724
See accompanying notes to the Condensed Consolidated Financial Statements.

Workhorse Group Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended March 31,
	2024	2023
Sales, net of returns and allowances	$1,339,295	$1,693,415
Cost of sales	7,442,778	5,328,119
Gross loss	(6,103,483)	(3,634,704)
Operating expenses
Selling, general and administrative	14,095,278	14,689,843
Research and development	3,527,911	7,224,849
Total operating expenses	17,623,189	21,914,692
Loss from operations	(23,726,672)	(25,549,396)
Interest income (expense), net	(5,429,115)	550,359
Loss before benefit for income taxes	(29,155,787)	(24,999,037)
Benefit for income taxes	—	—
Net loss	$(29,155,787)	$(24,999,037)

Net loss per share of common stock
Basic and Diluted	$(0.10)	$(0.15)

Weighted average shares used in computing net loss per share of common stock
Basic and Diluted	302,607,192	167,144,351
See accompanying notes to the Condensed Consolidated Financial Statements.

Workhorse Group Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Number of Shares	Amount
Balance as of December 31, 2023	285,980,843	$285,981	$834,394,441	$(751,568,251)	$—	$83,112,171
Common stock issued under ATM	9,808,891	9,809	1,232,840	—	—	1,242,649
Common stock issued under 2023 Warrant Exchange	8,500,000	8,500	2,839,000	—	—	2,847,500
Issuance of common stock under ELOC Purchase Agreement	12,000,000	12,000	3,112,000			3,124,000
Common stock issued under 2024 Securities Purchase Agreement	13,279,491	13,279	3,255,168	—	—	3,268,447
Stock options and vesting of restricted shares*	1,222,755	1,223	(164,739)	—	—	(163,516)
Stock-based compensation	—	—	3,148,308	—	—	3,148,308
Net loss for the three months ended March 31, 2024	—	—	—	(29,155,787)	—	(29,155,787)
Balance as of March 31, 2024	330,791,980	$330,792	$847,817,018	$(780,724,038)	$—	$67,423,772

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Number of Shares	Amount
Balance as of December 31, 2022	165,605,355	$165,605	$736,070,388	$(627,649,062)	$—	$108,586,931
Issuance of common stock	14,384,776	14,384	18,577,804	—	—	18,592,188
Stock options and vesting of restricted shares*	590,567	591	(384,514)	—	—	(383,923)
Stock-based compensation	—	—	3,024,389	—	—	3,024,389
Net loss for the three months ended March 31, 2023	—	—	—	(24,999,037)	—	(24,999,037)
Balance as of March 31, 2023	180,580,698	$180,580	$757,288,067	$(652,648,099)	$—	$104,820,548
*Net of tax payments related to shares withheld for option exercises and vested stock.
See accompanying notes to the Condensed Consolidated Financial Statements.

Workhorse Group Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
	2024	2023
Cash flows from operating activities:
Net loss	$(29,155,787)	$(24,999,037)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,960,844	640,362
Change in fair value of 2024 Notes and 2024 Warrants	7,205,039	—
Deferred revenue	(24,750)	(232,001)
Stock-based compensation	3,370,204	3,024,389
Change in inventory and prepaid purchases reserve	2,074,785	149,496
Change in fair value and gain on conversion of note and exchange of 2023 Warrants	(2,937,925)	—
Other non-cash items	111,363	221,262
Effects of changes in operating assets and liabilities:
Accounts receivable	2,702,322	120,273
Inventory, net	(6,470,772)	(13,320,359)
Prepaid expenses and other current assets	(36,216)	(749,125)
Accounts payable, accrued liabilities and other	4,540,735	2,536,424
Warranty liability	(1,303,420)	(141,086)
Net cash used in operating activities	(17,963,578)	(32,749,402)
Cash flows from investing activities:
Capital expenditures	(3,025,775)	(5,404,727)
Net cash used in investing activities	(3,025,775)	(5,404,727)
Cash flows from financing activities:
Net payments on convertible notes	(12,125,000)	—
Proceeds from issuance of common stock	4,366,649	18,592,188
Payments on finance lease	(206,265)	(219,861)
Exercise of options and restricted share award activity	(163,516)	(383,923)
Net cash provided by (used in) financing activities	(8,128,132)	17,988,404
Change in cash and cash equivalents	(29,117,485)	(20,165,725)
Cash and cash equivalents, beginning of the period	35,845,915	99,276,301
Cash and cash equivalents, end of the period	$6,728,430	$79,110,576

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

Liquidity, Capital Resources, and Going Concern

The accompanying Condensed Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) applicable to a going concern. The going concern basis of presentation assumes that the Company will continue in operation one year after the date these Condensed Consolidated Financial Statements are issued and will be able to realize assets and discharge its liabilities and commitments in the normal course of business. The Condensed Consolidated Financial Statements do not include any adjustments to the carrying amounts and classification of assets, liabilities, and reported expenses that may be necessary if the Company were unable to continue as a going concern.

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

We had sales of $1.3 million, incurred a net loss of $29.2 million and used $18.0 million of cash in operating activities during the three months ended March 31, 2024. As of March 31, 2024, the Company had $6.7 million of cash and cash equivalents, accounts receivable of $1.8 million, net inventory of $49.9 million and accounts payable of $14.2 million. As of March 31, 2024, the Company had working capital of $24.2 million and an accumulated deficit of $780.7 million.

As a result of our recurring losses from operations, accumulated deficit, projected capital needs, and delays in bringing our vehicles to market and lower than expected market demand, substantial doubt exists regarding our ability to continue as a going concern within one year after the issuance date of the accompanying condensed consolidated financial statements. Our ability to continue as a going concern is contingent upon successful execution of management’s intended plan over the next twelve months to improve the Company’s liquidity and working capital, which includes, but is not limited to:

•Generating revenue by increasing sales of our vehicles and other services.
•Reducing expenses and limiting non-contracted capital expenditures.
•Raising capital to fund operations through the issuance of debt or equity securities, including through our 2024 Securities Purchase Agreement (as defined below) and our At-the-Market Sales Agreement (“ATM Agreement”), the sale of assets, or other strategic transactions.

It is essential that we have access to capital as we bring our existing line of vehicles to market, scale up production and sales of such vehicles and continue to develop additional variations of our existing vehicles and our next generation of vehicles. There is no assurance that we will be successful in implementing management’s plans to generate liquidity to fund these activities or other aspects of our short and long-term strategy, that our projections of our future capital needs will prove accurate or that any additional funding would be available or sufficient to continue operations in future periods.

To the extent revenues from operations are insufficient to meet our liquidity requirements, our ability to continue as a going concern will be dependent on effectively raising capital through private or public placement of our equity and debt securities, including the continued access to the additional closings of up to $123.7 million in aggregate principal amount of additional

2024 Notes and, if our share price makes such exercise feasible, the possible receipt of proceeds from the exercise of the corresponding 2024 Warrants pursuant to the 2024 Securities Purchase Agreement, further described below, and the continued use of the ATM Agreement (as further described below), for which there can be no assurance we will be successful in such efforts. We will also rely on other debt financing or other sources of capital funding such as through the sale of assets to obtain sufficient financial resources to fund our operating activities. If we are unable to maintain sufficient financial resources, our business, financial condition and results of operations, as well as our ability to continue to develop, produce and market our vehicle programs and satisfy our obligations as they become due, will be materially and adversely affected. This could affect future vehicle program production and sales. Failure to obtain additional financing will have a material, adverse impact on our business operations. There can be no assurance that we will be able to obtain the financing needed to achieve our goals on acceptable terms or at all. Additionally, any equity or equity linked financings would likely have a dilutive effect on the holdings of our existing stockholders. The Company’s current level of cash and cash equivalents are not sufficient to execute our business plan. For the foreseeable future, we will incur significant operating expenses, capital expenditures and working capital funding that will deplete our cash on hand. These conditions raise substantial doubt regarding the Company’s ability to continue as a going concern for a period of at least one year from the date of issuance of these Condensed Consolidated Financial Statements.

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
The following subsections provide additional actions by the Company with regards to liquidity and its plans to manage operating capital.
Financings under the Securities Purchase Agreements

As part of management's plan to raise capital to fund operations, the Company has entered into a financing transaction that makes liquidity available both in the short term and over time. On March 15, 2024, we entered into a securities purchase agreement (the “2024 Securities Purchase Agreement”) with an institutional investor (the “Investor”) under which we agreed to issue and sell, in one or more registered public offerings by the Company directly to the Investor in multiple tranches over a period beginning on March 15, 2024, senior secured convertible notes (the “2024 Notes”) for up to an aggregate principal amount of $139.0 million that will be convertible into shares of the Company’s common stock, par value of $0.001 per share (“Common Stock”) and warrants to purchase shares of common stock ( the “2024 Warrants”). On March 15, 2024, the Company issued and sold to the Investor a note (the “Initial 2024 Note”) in original principal amount of $9.0 million and a warrant (the “Initial 2024 Warrant”) to purchase up to 32.0 million shares of common stock pursuant to the 2024 Securities Purchase Agreement and a prospectus supplement filed on March 15, 2024. As of the date hereof, the Initial 2024 Note has been fully converted into shares of our common stock and is no longer outstanding, and no shares have been issued pursuant to the Initial 2024 Warrant.

On May 10, 2024, the Company issued and sold to the Investor a second 2024 Note (the “First Additional 2024 Note”) in the original principal amount of $6.3 million and a 2024 Warrant (the “First Additional 2024 Warrant”) to purchase up to 36.8 million shares of common stock.

The 2024 Securities Purchase Agreement provides for additional closings of up to $123.7 million in aggregate principal amount of additional 2024 Notes and corresponding 2024 Warrants. See Note 7, Debt and Note 16, Subsequent Events for additional discussion related to the 2024 Securities Purchase Agreement. If we are not able to complete the additional closings or find another source of liquidity in the immediate future, we may be unable to continue our operations or may need to substantially reduce them.

Prior to entering the 2024 Securities Purchase Agreement described above, the Company satisfied in full the $20.0 million principal amount of green senior convertible notes (the “2026 Notes”) due October 1, 2026, using $10.0 million of restricted cash, and redeemed the warrant in connection therewith for the payment of cash and exchange of our Common Stock. For further discussion of the 2026 Notes, see the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023

Sale Leaseback

Another strategic opportunity identified by management to raise capital to fund operations was to enter into a sale leaseback for our Union City, Indiana manufacturing facility. As previously reported, on January 31, 2024, a subsidiary of the Company entered into a purchase and sale agreement (the “Purchase and Sale Agreement”) with William Repny LLC (the “Union City Purchaser”) for the sale of the Company’s Union City, Indiana manufacturing facility for a purchase price, before fees and expenses, of approximately $34.5 million, in connection with which the Company would lease the property back from the Union City Purchaser. Although the Purchase and Sale Agreement has not been terminated, the Company does not believe the transaction will be consummated at the current purchase price. Accordingly, the Company is currently discussing alternative sale and leaseback transactions with other potential purchasers, as well as possible changes to the terms of the Purchase and Sale Agreement with the Union City Purchaser or other strategic alternatives. The Company expects that if a sale and leaseback transaction for the Union City facility is consummated, whether with the Union City Purchaser or another party, the purchase price in such transaction will be materially lower than the price provided in the Purchase and Sale Agreement.

Cost-saving Measures

As previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 as filed with the SEC on March 12, 2024 (the “Form 10-K”) a vital component of management’s intended plan to improve our liquidity and working capital requirements is reducing our operating costs to, among other things, reduce demands on our available liquidity. During the first quarter of 2024, we initiated a reduction in force (the “RIF”) pursuant to which we terminated approximately 20% of our total workforce, excluding direct labor, and our executive officers agreed to defer approximately 20% of their cash compensation into the second quarter of 2024. In April 2024, the Company furloughed 73 employees at its Union City manufacturing facility without pay. The Company has not incurred, and does not expect to incur, material costs in connection with the RIF and furloughs. The Company is also currently working with certain of its vendors to extend or restructure the payment terms of certain of its accounts payable. The Company currently intends to reinstate all furloughed employees when the Company’s financial and operational position permits. However, there can be no assurance that such furloughed employees will be available and willing to return to work.

Aero Drone Design and Manufacturing Operations

Management's plan also included a decision to cease the production operations of our drone design and manufacturing business and transition exclusively to operating as a Drones as a Service business, as previously disclosed in the Form 10-K. In addition, the Company is currently working with a third party to complete the divestiture of its remaining Aero business. The Company does not expect to realize cash proceeds upon consummation of the sale but expects the transition to a Drones as a Service business and the subsequent divestiture to reduce the operating costs associated with the business. In addition, the Company expects that the final divestiture agreements will include limited earn-out provisions under which the Company would receive a portion of the proceeds if Aero realizes revenues from certain contingent sources. The Company expects to consummate this transaction during the second fiscal quarter of 2024.
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

In the opinion of our management, the unaudited Condensed Consolidated Financial Statements have been prepared on a basis consistent with the audited consolidated financial statements and include all adjustments necessary for the fair presentation of Workhorse’s financial condition, results of operations and cash flows for the interim periods presented. Such adjustments are of a normal, recurring nature. The results of operations and cash flows for the interim periods presented may not necessarily be indicative of full-year results. Reference should be made to the financial statements contained in our Form 10-K.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, costs and expenses and related disclosures in the accompanying notes.

2.    INVENTORY, NET

Inventory, net consisted of the following:

	March 31, 2024	December 31, 2023
Raw materials	$34,067,558	$32,682,324
Work in process	3,249,984	2,892,329
Finished goods	22,603,148	18,309,829
	59,920,690	53,884,482
Less: inventory reserves	(10,068,312)	(8,476,290)
Inventory, net	$49,852,378	$45,408,192
We reserve inventory for any excess or obsolete inventories or when we believe the net realizable value of inventories is less than the carrying value.
As of March 31, 2024 and December 31, 2023, we carried inventory reserves of $10.1 million and $8.5 million, respectively. The period over period increase in inventory reserves was primarily attributable to excess inventory due to slower than anticipated vehicle sales.
3.     CONTRACT MANUFACTURING SERVICES AND INVESTMENT IN TROPOS

We have a minority ownership investment in Tropos Technologies, Inc. (“Tropos”). The investment was acquired during the third quarter of 2022 in exchange for a cash payment of $5.0 million and a $5.0 million contribution of non-cash consideration representing a deposit from Tropos for future assembly services under an Assembly Services Agreement. The $5.0 million non-cash consideration was recorded as deferred revenue and is recognized as revenue over time as assembly service performance obligations are satisfied.

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

The impairment of our investment did not release the Company from its obligation to perform assembly services under the Assembly Services Agreement and, accordingly, the Company continues to perform assembly services and carry the balance of deferred revenue on its Condensed Consolidated Balance Sheets. As of March 31, 2024 and December 31, 2023, deferred revenue related to the Assembly Services Agreement was $4.7 million and $4.7 million, respectively.

4.    PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consisted of the following:

	March 31, 2024	December 31, 2023
Prepaid purchases(1)	$6,813,159	$7,908,087
Less: prepaid purchases reserve(2)	(1,841,990)	(1,999,068)
Prepaid purchases, net	4,971,169	5,909,019
Prepaid insurance	1,341,357	1,283,146
Other	981,261	908,997
Prepaid expenses and other current assets	$7,293,787	$8,101,162

(1) Our prepaid purchases consist of deposits made to our suppliers for non-recurring production parts and engineering costs. As of March 31, 2024 and December 31, 2023, net prepaid purchases primarily consisted of deposits for direct materials associated with our W4 CC and W750 vehicles. The decrease in prepaid purchases as of March 31, 2024 as compared to December 31, 2023 is primarily due to receipts of direct materials associated with our W4 CC and W750 vehicles.
(2) We record reserves on prepaid purchases that are significantly aged and for balances specifically identified as having a carrying value in excess of net realizable value. The reserve represents our best estimate of deposits on orders that we do not expect to recover.

5.    REVENUE
The following table provides a summary of sales activity for the periods indicated:

	Three Months Ended March 31,
	2024	2023
Sales, net of returns and allowances	$568,296	$1,354,500
Other sales	770,999	338,915
Total sales, net of returns and allowances	$1,339,295	$1,693,415

Sales for the three months ended March 31, 2024 consisted primarily of W4 CC vehicle sales. Other sales for the three months ended March 31, 2024 consisted of non-warranty after-sales vehicle services, parts and accessories and revenue generated from operating our Stables by Workhorse route, Drones as a Service, and other service revenue.
Deferred revenue is equivalent to the total service fee allocated to the assembly service performance obligations under the Tropos Assembly Services Agreement that are unsatisfied as of the balance sheet date. Deferred revenue was $4.7 million and $4.7 million as of March 31, 2024 and December 31, 2023, respectively.

Revenue recognized from the deferred revenue balance was $0.0 million for the three months ended March 31, 2024 and $0.1 million for the three months ended March 31, 2023. See Note 3, Contract Manufacturing Services and Investment in Tropos, for further discussion of deferred revenue.

6.    ACCRUED AND OTHER CURRENT LIABILITIES

Accrued and other current liabilities consisted of the following:

	March 31, 2024	December 31, 2023
Compensation and related costs	3,562,467	2,083,808
Other	3,089,575	2,778,932
Total accrued and other current liabilities	$6,652,042	$4,862,740

Warranties

Warranty liability activity consisted of the following for the periods indicated:

	Three Months Ended March 31,
	2024	2023
Warranty liability, beginning of period	$1,902,647	$2,207,674
Warranty costs incurred	(85,194)	(287,813)
Provision for warranty(1)	(1,218,226)	146,727
Warranty liability, end of period	$599,227	$2,066,588
(1) We record a warranty liability for the products sold by us, which includes our best estimate of the projected costs to repair or replace items under warranties and recalls if identified. The negative provision in the current period is driven by the expiration of the warranty liability related to non-current truck models.

7.    DEBT
A reconciliation of the fair value of the convertible notes is as follows:

	March 31,
	2024	2023
Fair value of convertible notes, beginning of period	$20,180,100	$—
Fair value of convertible notes issued during period	11,372,749	—
Repayments of convertible notes	(20,180,100)	—
Change in fair value of convertible notes (1)	(229,143)	—
Fair value of convertible notes exchanged for common stock	(3,269,555)	—
Fair value of convertible notes, end of period	$7,874,051	$—
(1) The Company recognizes changes in fair value of convertible notes for common stock in Interest expense in the Condensed Consolidated Statements of Operations.
Senior Secured Convertible Notes
2024 Securities Purchase Agreement

On March 15, 2024, we entered into the 2024 Securities Purchase Agreement with the Investor under which the Company agreed to issue and sell, in one or more registered public offerings by the Company directly to the Investor in multiple tranches over a period beginning on March 15, 2024, (i) 2024 Notes for up to an aggregate principal amount of $139.0 million that will be convertible into shares of the Company’s common stock, par value of $0.001 per share (the “Common Stock”) and (ii) 2024 Warrants to purchase shares of Common Stock. As previously disclosed, on March 15, 2024, the Company issued and sold to the Investor (i) the Initial 2024 Note in original principal amount of $9.0 million and (ii) the Initial 2024 Warrant to purchase up to 32.0 million shares of Common Stock pursuant to the 2024 Securities Purchase Agreement and a prospectus supplement filed on March 15, 2024. The Initial 2024 Note was issued pursuant to the Company's Indenture between the Company and U.S. Bank Trust Company, National Association, as trustee (the “Trustee”), dated December 27, 2023 (the “Base Indenture”), and a Second Supplemental Indenture between the Company and the Trustee.

Pursuant to the 2024 Securities Purchase Agreement, on May 10, 2024, the Company issued and sold to the Investor a (i) the First Additional 2024 Note in the original principal amount of $6.3 million and (ii) the First Additional 2024 Warrant to purchase up to 36.8 million shares of Common Stock. The First Additional 2024 Note was issued pursuant to the Base Indenture and a Third Supplemental Indenture between the Company and the Trustee.

Upon our filing of one or more additional prospectus supplements, and our satisfaction of certain other conditions, the 2024 Securities Purchase Agreement contemplates additional closings of up to $123.7 million in aggregate principal amount of additional 2024 Notes and corresponding 2024 Warrants.

No 2024 Note may be converted and no 2024 Warrant may be exercised to the extent that such conversion or exercise would cause the then holder of such 2024 Note or 2024 Warrant to become the beneficial owner of more than 4.99%, or, at the option of such holder, 9.99% of the Company’s then outstanding Common Stock, after giving effect to such conversion or exercise (the “Beneficial Ownership Cap”).

Issuances of Common Stock under the 2024 Notes and the 2024 Warrants were also subject to the Exchange Cap (as defined in the 2024 Notes and the 2024 Warrants) until approved by the Company’s stockholders. On May 14, 2024, the Company’s stockholders approved issuances of Common Stock under the 2024 Notes and the 2024 Warrants in excess of the Exchange
Cap.

2024 Notes

The 2024 Notes are to be issued with original issue discount of 12.5%, resulting in $7.9 million of proceeds to the Company before fees and expenses with respect to the Initial 2024 Notes and $5.5 million of proceeds to the Company before fees and expenses with respect to the First Additional 2024 Note and are or will be senior, secured obligations of the Company, ranking senior to all other unsecured indebtedness, subject to certain limitations and are unconditionally guaranteed by each of the Company’s subsidiaries, pursuant to the terms of a certain security agreement and subsidiary guarantee.

Each 2024 Note bears interest at a rate of 9.0% per annum, payable in arrears on the first trading day of each calendar quarter, at the Company’s option, either in cash or in-kind by compounding and becoming additional principal. Upon the occurrence and during the continuance of an event of default, the interest rate will increase to 18.0% per annum. Unless earlier converted or redeemed, each 2024 Note will mature on the one-year anniversary of the date hereof, subject to extension at the option of the holders in certain circumstances as provided therein.

All amounts due under any 2024 Note are convertible at any time, in whole or in part, at the option of the holders into shares of Common Stock at a conversion price equal to the lower of $0.1367 for the First Additional 2024 Note (the “Reference Price”) or (b) the greater of (x) $0.0420 for the First Additional 2024 Note (the “Floor Price”) and (y) 87.5% of the volume weighted average price of the Common Stock during the ten trading days ending and including the trading day immediately preceding the delivery or deemed delivery of the applicable conversion notice, as elected by the converting holder. The Reference Price and Floor Price are subject to customary adjustments upon any stock split, stock dividend, stock combination, recapitalization or similar event. The Reference Price is also subject to full-ratchet adjustment in connection with a subsequent offering at a per share price less than the Reference Price then in effect. Subject to the rules and regulations of Nasdaq, we have the right, at any time, with the written consent of the Investor, to lower the reference price to any amount and for any period of time deemed appropriate by our board of directors. Upon the satisfaction of certain conditions, we may prepay any 2024 Note upon 15 business days’ written notice by paying an amount equal to the greater of (i) the face value of the 2024 Notes at premium of 25% (or 75% premium, during the occurrence and continuance of an event of default, or in the event certain redemption conditions are not satisfied) and (ii) the equity value of the shares of common stock underlying the 2024 Notes. The equity value of our common stock underlying the 2024 Notes is calculated using the two greatest volume weighted average prices of our common stock during the period immediately preceding the date of such redemption and ending on the date we make the required payment.

The 2024 Notes contain customary affirmative and negative covenants, including certain limitations on debt, liens, restricted payments, asset transfers, changes in the business and transactions with affiliates. It also requires the Company to maintain minimum liquidity on the last day of each fiscal quarter in the amount of either (i) $1.5 million if the sale leaseback transaction of Company’s manufacturing facility in Union City, Indiana (the “Sale Leaseback”) has not been consummated and (ii) $4.0 if the Sale Leaseback has been consummated, subject to certain conditions. The 2024 Notes also contain customary events of default.

Under certain circumstances, including a change of control, the holder may cause us to redeem all or a portion of the then-outstanding amount of principal and interest on any 2024 Note in cash at the greater of (i) the face value of the amount of 2024 Note to be redeemed at a 25% premium (or at a 75% premium, if certain redemption conditions are not satisfied or during the occurrence and continuance of an event of default), (ii) the equity value of our Common Stock underlying such amount of 2024 Note to be redeemed and (iii) the equity value of the change of control consideration payable to the holder of our Common Stock underlying such 2024 Note.

In addition, during an event of default, the holder may require us to redeem in cash all, or any portion, of any outstanding 2024 Note at the greater of (i) the face value of our Common Stock underlying such 2024 Note at a 75% premium and (ii) the equity value of our Common Stock underlying such 2024 Note. In addition, during a bankruptcy event of default, we shall immediately redeem in cash all amounts due under the 2024 Notes at a 75% premium unless the holder of such 2024 Note waives such right to receive payment. Further, upon the sale of certain assets, the holder may cause a redemption at a premium, including upon consummation of the Sale Leaseback if the redemption conditions are not satisfied. The 2024 Notes also provide for purchase and participation rights in the event of a dividend or other purchase right being granted to the holders of Common Stock.
As of March 31, 2024, the contractual principal balance of the 2024 Notes was $6.2 million and the fair value was $7.9 million. During the period ended March 31, 2024, the Investor converted $2.8 million of principal into Common Stock and we recorded a $0.2 million fair value adjustment in Interest expense in the statements of operations related to the Initial 2024 Note. No fair value adjustments related to the 2024 Notes attributable to changes in credit risk were recorded during the quarter ended March 31, 2024. Going forward, any future fair value adjustments attributable to changes in credit risk will be recorded in Other comprehensive loss.
The estimated fair value of the Initial 2024 Note upon issuance on March 15, 2024 was $11.4 million. The fair value was computed using a Monte Carlo Simulation Model which incorporates significant inputs that are not observable in the market, and thus represents a Level 3 fair value measurement. The unobservable inputs utilized for measuring the fair value of the Initial 2024 Note reflect our assumptions about the assumptions that market participants would use in valuing the Initial 2024 Note as of the issuance date and subsequent reporting period.
We determined the fair value by using the following key inputs to the Monte Carlo Simulation Model:

Issuance Date	March 15, 2024
Maturity Date	March 15, 2025
Principal Balance as of the Valuation Date	$9,000,000
Risk-Free Rate (Annual)	5.3%
Corporate Bond Yield	15.78%
Volatility (Annual)	85.00%
As of March 31, 2024, the Company was in compliance with the debt terms and associated covenant under the 2024 Notes. Subsequent to March 31, 2024, the Investor has converted the initial principal balance of the Initial 2024 Note in full.
Warrants Exercisable

On March 15, 2024, as part of the 2024 Securities Purchase Agreement, the Company issued the Initial 2024 Warrant to purchase 32.0 million shares of common stock at an exercise price of $0.3500 per share. The Initial 2024 Warrant may be exercised by the holder immediately upon issuance and prior to March 15, 2034. No fractional shares will be issued upon exercise of the Initial 2024 Warrant. As of March 31, 2024, no shares have been issued pursuant to the Initial 2024 Warrant.
The fair value of the components of the 2024 Securities Purchase Agreement was allocated between the Initial 2024 Note and the Initial 2024 Warrant. As of March 15, 2024 (the initial recognition) and March 31, 2024, the fair value of the Initial 2024 Warrant was $4.7 million and $3.9 million, respectively. During the period ended March 31, 2024, we recorded a $0.8 million fair value adjustment in Interest expense in the Condensed Consolidated Statements of Operations related to the Initial 2024 Note. The fair value of the Initial 2024 Warrant was measured using the Black Scholes model approach. Significant inputs to the model at March 15, 2024 and March 31, 2024 are as follows:

Valuation Assumptions	March 31, 2024	Initial Recognition on March 15, 2024
Stock Price	$0.24	$0.27
Strike Price	$0.3500	$0.3500
Volatility (annual)	45.0%	45.0%
Risk-Free Rate	4.1%	4.2%
Estimated time to expiration (years)	10	10
Dividend Yield	0.0%	0.0%

Green Senior Convertible Notes Due 2026
On December 12, 2023, the Company entered into a securities purchase agreement (the “2023 Securities Purchase Agreement”) under which the Company issued, pursuant the Base Indenture and a First Supplemental Indenture between the Company and the Trustee, $20.0 million principal amount of green senior convertible notes (the “2026 Notes”) due October 1, 2026. The 2026 Notes were a senior secured obligation of the Company and ranked senior to all unsecured debt of the Company. The 2026 Notes were guaranteed by all the Company’s current subsidiaries and were secured by substantially all the assets of the Company and its subsidiaries. The 2026 Notes were issued with an original issue discount of 12.5%.
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
During the first quarter of 2024, the Company repaid the 2026 Notes in full.
As of March 31, 2024 the contractual principal balance of the 2026 Notes was zero. During the three months ended March 31, 2024, we recorded no fair value adjustment in Other comprehensive loss related to the 2026 Notes. No fair value adjustments related to the 2026 Notes attributable to changes in credit risk were recorded during the three months ended March 31, 2024.
Warrants Under the 2023 Securities Purchase Agreement
On December 12, 2023, as part of the 2023 Securities Purchase Agreement, the Company issued warrants (the “2023 Warrants”) to purchase 25.6 million shares of common stock at an exercise price of $0.4492 per share.
The fair value of the components of the 2023 Securities Purchase Agreement was allocated between the 2026 Notes and the 2023 Warrants. As of December 31, 2023, the fair value of the 2023 Warrants was $5.6 million. During the three months ended March 31, 2024, in connection with a First Amendment to Green Seniro Secured Convertible Note Due 2026, the Company entered into an agreement to exchange the 2023 Warrants for a total of 8.5 million shares of common stock for a total value of $2.9 million, whereupon the 2023 Warrant was cancelled. The Company recorded a gain of $2.7 million in connection with this exchange in interest income in the Condensed Consolidated Statements of Operations related to the 2023 Warrants.

8.    LEASES
We have entered into various operating and finance lease agreements for offices, manufacturing and warehouse facilities. We determine if an arrangement is a lease, or contains a lease provision, at inception and record the leases in our financial statements upon lease commencement, which is the date when the underlying asset is made available for our use by the lessor.
We have elected not to record in the Condensed Consolidated Balance Sheets leases with a lease term of 12 months or less at lease inception that do not contain a purchase option or renewal term provision we are reasonably certain to exercise. All other lease right-of-use assets and lease liabilities are recognized based on the present value of lease payments over the lease term at commencement date. Because most of our leases do not provide an implicit rate of return, we used our incremental borrowing rate based on the information available at lease commencement date in determining the present value of lease payments.

Our leases may include options to extend the lease term for up to 5 years. Some of our leases also include options to terminate the lease prior to the end of the agreed upon lease term. For the purpose of calculating lease liabilities, lease terms include options to extend or terminate the lease when it is reasonably certain we will exercise such options.

Lease expense for operating leases is recognized on a straight-line basis over the lease term as either cost of sales or operating expenses depending on the nature of the leased asset.

	Three Months Ended March 31,
	2024	2023
Short-term lease expense	$79,077	$58,307
Operating lease expense	557,604	572,340
Total lease expense	$636,681	$630,647

Lease right-of-use assets consisted of the following:

	March 31, 2024	December 31, 2023
Operating leases	$3,942,958	$4,174,800
Finance leases	5,570,992	5,621,181
Total lease right-of-use assets	$9,513,950	$9,795,981

Lease liabilities consisted of the following:

	March 31, 2024	December 31, 2023
Operating leases	$6,061,502	$6,292,954
Finance leases	2,402,699	2,548,184
Total lease liabilities	8,464,201	8,841,138
Less: current portion	(3,416,636)	(3,560,612)
Long-term portion	$5,047,565	$5,280,526

9. FAIR VALUE MEASUREMENTS

We estimate the fair value of the 2024 Notes, 2024 Warrants, 2026 Notes and 2023 Warrants using commonly accepted valuation methodologies upon issuance and at each reporting date. Considerable judgment was required in interpreting market data to develop the estimates of fair value. Accordingly, the Company’s estimates are not necessarily indicative of the amounts that the Company, or holders of the instruments, could realize in a current market exchange. Significant assumptions used in the fair value model included estimates of the redemption dates, credit spreads and the market price and volatility of the Company’s common stock. The use of different assumptions and/or estimation methodologies could have a material effect on the estimated fair values. The following table presents the estimated fair values:

	March 31, 2024				December 31, 2023
	Fair Value	Level 1	Level 2	Level 3	Fair Value	Level 1	Level 2	Level 3
Warrant liability	$3,937,540	$—	$—	$3,937,540	$5,605,325	$—	$—	$5,605,325
Convertible notes	$7,874,051	$—	$—	$7,874,051	$20,180,100	$—	$—	$20,180,100

10.    STOCK-BASED COMPENSATION
We maintain, as approved by the board of directors and the stockholders, the 2017 Incentive Stock Plan, the 2019 Incentive Stock Plan, and 2023 Long-Term Incentive Plan (collectively, the “Plans”) providing for the issuance of stock-based awards to employees, officers, directors or consultants of the Company. Non-qualified stock options may only be granted with an exercise price equal to the market value of our common stock on the grant date. Shares reserved for stock awards under the plans total 17.5 million. Total shares remaining available for stock incentive grants under the Plans totaled approximately 3.1 million as of March 31, 2024. We have granted new stock options, restricted stock awards (“RSAs”), restricted stock units (“RSUs”), and performance share units (“PSUs”) under the Plans.
Stock-based compensation expense
The following table summarizes stock-based compensation expense for the periods indicated:

	Three Months Ended March 31,
	2024	2023
Stock options	242,225	240,538
Restricted stock awards	$1,986,651	$2,061,838
Restricted stock units	$221,896	$—
Performance-based restricted stock awards	$919,433	$722,013
Total stock-based compensation expense	$3,370,205	$3,024,389

Stock options
A summary of stock option activity for the three months ended March 31, 2024 is as follows:

	Number of Options	Weighted Average Exercise Price per Option	Weighted Average Remaining Contractual Life (Years)
Balance, December 31, 2023	292,429	$10.27	6.7
Exercised	—	—	—
Balance, March 31, 2024	292,429	$10.27	6.7
Number of options exercisable at March 31, 2024	247,023	$10.27	5.4

As of March 31, 2024, unrecognized compensation expense was $0.4 million for unvested options which is expected to be recognized over the next 0.4 years.

Restricted stock awards
A summary of restricted stock award activity for the three months ended March 31, 2024 is as follows:

	Number of Unvested Shares	Weighted Average Grant Date Fair Value per Share
Balance, December 31, 2023	5,128,523	$2.61
Granted	—	—
Vested	(1,784,037)	2.58
Forfeited	(145,356)	2.55
Balance, March 31, 2024	3,199,130	$2.63

As of March 31, 2024, unrecognized compensation expense was $6.8 million for unvested restricted stock awards which is expected to be recognized over the next 1.2 years.

Restricted stock units
A summary of restricted stock unit activity for the three months ended March 31, 2024 is as follows:

	Number of Unvested Shares	Weighted Average Grant Date Fair Value per Share
Balance, December 31, 2023	—	$—
Granted	15,182,183	0.32
Vested	—	—
Forfeited	—	—
Balance, March 31, 2024	15,182,183	$0.32

As of March 31, 2024, unrecognized compensation expense was $3.3 million for unvested restricted stock units which is expected to be recognized over the next 2.58 years.

Performance share units

As of March 31, 2024, the number of unvested PSUs was 3.0 million. The vesting of PSUs is conditioned upon achievement of certain performance objectives over a performance period ending December 31, 2024, 2025 and 2026 as defined in each award agreement. For the PSUs issued in 2022 and 2023 with a performance period ending December 31, 2024 and 2025, fifty percent of the PSUs vest based upon the Company’s total shareholder return as compared to a group of peer companies (“TSR PSUs”), and fifty percent of the PSUs vest based upon our performance on certain measures including a cumulative adjusted EBITDA target (“EBITDA PSUs”). For the PSUs issued in 2024 with a performance period ending December 31, 2026, one hundred percent of the PSUs vest based upon our performance on a cumulative revenue target (“Revenue PSUs”). Depending on the actual achievement on the performance objectives, the grantee may earn between 0% and 200% of the target PSUs.

A summary of the activity for PSU awards with total shareholder return performance objectives for the three months ended March 31, 2024 is as follows:

	Number of Unvested Shares	Weighted Average Grant Date Fair Value per Share
Balance, December 31, 2023	1,671,677	$6.17
Granted	—	—
Forfeited	(27,352)	1.88
Balance, March 31, 2024	1,644,325	$6.24

As of March 31, 2024, unrecognized compensation expense was $3.1 million, which is expected to be recognized over the next 1.08 years.

A summary of the PSU awards with cumulative adjusted EBITDA targets for the three months ended March 31, 2024 is as follows:

Number of Unvested Shares
Balance, December 31, 2023	1,365,473
Granted	—
Forfeited	(27,352)
Balance, March 31, 2024	1,338,121
The fair value of PSUs is calculated based on the stock price on the date of grant. The stock-based compensation expense recognized each period is dependent upon our estimate of the number of shares that will ultimately vest based on the achievement of EBITDA-based performance conditions. Future stock-based compensation expense for unvested EBITDA PSUs will be based on the fair value of the awards as of the grant date. During the quarter ended March 31, 2024, we recorded an expense of $0.1 million related to unvested 2022 issued EBITDA PSUs. This expense reflects the fair value of the EBITDA PSUs that is expected to vest based on the achievement of the established performance targets. The future stock-based compensation expense for the 2023 issued unvested revenue PSUs will be based on the fair value of the awards as of the grant date which has not yet occurred, as the cumulative adjusted EBITDA target condition is not yet defined.
As of March 31, 2024, there were no PSU awards with cumulative revenue targets outstanding. The stock-based compensation expense recognized each period is dependent upon our estimate of the number of shares that will ultimately vest based on the achievement of revenue-based performance conditions. Future stock-based compensation expense for unvested revenue PSUs will be based on the fair value of the awards as of the grant date, which has not yet occurred, as the cumulative adjusted revenue target condition is not yet defined.

11.    STOCKHOLDERS’ EQUITY
At-The-Market Sales Agreement
On March 10, 2022, we established an at-the-market equity program (the “ATM Program”). Under the ATM Program, we may offer and sell shares of our common stock having an aggregate sales price of up to $175.0 million.
During the three months ended March 31, 2024, we issued 9.8 million shares under the ATM Program for net proceeds of $2.7 million. The remaining aggregate sales available under the ATM Program is $95.6 million as of March 31, 2024. Certain of our other existing financing arrangements place certain conditions and restrictions on the use of our ATM Program.
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
In connection with the ELOC Purchase Agreement, the Company paid a non-cash commitment fee to the Purchaser in the amount of 3,775,105 shares of common stock of the Company (valued at $1.5 million). The Company reflected the commitment fee as an expense in Interest expense in the consolidated statements of operations based on the fair value on the issuance date. Under applicable rules of the NASDAQ Capital Market, the Company cannot issue or sell more than 19.99% of the shares of common stock outstanding immediately prior to the execution of the ELOC Purchase Agreement to the Purchaser under the ELOC Purchase Agreement without stockholder approval. During the three months ended March 31, 2024, the Company sold 12.0 million shares of common stock at prices ranging between $0.2210 and $0.3430 pursuant to the ELOC

Purchase Agreement and received proceeds of $3.1 million. The Company’s other financing arrangements substantially limit our ability to use the ELOC Purchase Agreement in the future.
The Company evaluated the contract that includes the right to require the Purchaser to purchase shares of common stock in the future (“purchased put right”) considering the guidance in ASC 815-40, “Derivatives and Hedging - Contracts on an Entity’s Own Equity” (“ASC 815-40”) and concluded that it is an equity-linked contract that does not qualify for equity classification, and therefore requires fair value accounting as a derivative asset. The Company has analyzed the terms of the freestanding purchased put right and has concluded that it had insignificant value as of March 31, 2024.
Preferred Stock
Workhorse has authorized 75.0 million shares of Series A Preferred Stock, par value $0.001 per share. Our certificate of incorporation provides that shares of preferred stock may be issued from time to time in one or more series. Our Board of Directors is authorized to fix the voting rights, if any, designations, powers, preferences, qualification, limitations and restrictions thereof, applicable to the shares of preferred stock. As of March 31, 2024, there were no shares of Series A Preferred Stock issued and outstanding.

Common Stock
We have one class of common stock, par value $0.001 per share. Each share of our common stock is entitled to one vote on all matters submitted to stockholders. As of March 31, 2024, as approved by our stockholders, our authorized shares of common stock for issuance is 450.0 million with a par value $0.001 per share.
Warrants
In connection with the issuance of debt and common stock, we issued equity-classified warrants to purchase shares of our common stock. As of March 31, 2024 and 2023, there were approximately 1.0 million warrants outstanding. As of March 31, 2024, in connection with the Initial 2024 Warrant, there are 32.0 million warrants outstanding.

12.    INCOME TAXES
As of March 31, 2024 and December 31, 2023, our deferred tax liability was zero. Cumulative deferred tax assets are fully reserved as there is not sufficient evidence to conclude it is more likely than not the deferred tax assets are realizable. No current liability for federal or state income taxes has been included in these Condensed Consolidated Financial Statements due to the loss for the periods.

13.    LOSS PER SHARE
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

The following table presents the potentially dilutive shares that were excluded from the computation of diluted net loss per share of common stock, because their effect was anti-dilutive:

	Three Months Ended March 31,
	2024	2023
Stock-based awards and warrants	22,696,219	7,295,359
Convertible notes	23,846,154	—

14.    RECENT ACCOUNTING PRONOUNCEMENTS

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

Legal Proceedings

CSI Litigation

On April 19, 2024, Coulomb Solutions Inc. (“CSI”), a supplier to the Company of certain of the batteries used in its trucks, filed a complaint against the Company in United States District Court for the Eastern District of Michigan concerning late payment for certain products sold by CSI to the Company in the amount of approximately $4 million. The Company is currently in negotiations with CSI to resolve this matter.

16.    SUBSEQUENT EVENTS
The Company has evaluated subsequent events for potential recognition and disclosures through the date the accompanying condensed consolidated financial statements were filed.
2024 Securities Purchase Agreement

Pursuant to the 2024 Securities Purchase Agreement, on May 10, 2024, the Company issued and sold to the Investor a (i) the First Additional 2024 Note and (ii) the First Additional 2024 Warrant. Refer to the Company’s Current Report on Form 8-K filed on March 15, 2024 for additional information related to the 2024 Securities Purchase Agreement, the 2024 Notes, and the 2024 Warrants. The First Additional 2024 Note was issued pursuant to the Base Indenture and a Third Supplemental Indenture between the Company and the Trustee.

As of the date hereof, the Initial 2024 Note, as described in Note 7, Debt, has been fully converted into shares of our common stock and is no longer outstanding, and no shares have been issued pursuant to the Initial 2024 Warrant. Upon our filing of one or more additional prospectus supplements, and our satisfaction of certain other conditions, the 2024 Securities Purchase Agreement contemplates additional closings of up to $123.7 million in aggregate principal amount of additional 2024 Notes and corresponding 2024 Warrants.

Cost-saving Measures

As described under Note 1, Summary - Cost Saving Measures, on April 22, 2024, the Company furloughed 73 employees at its Union City manufacturing facility without pay. The Company has not incurred, and does not expect to incur, material costs in connection with the furloughs. The Company is also currently working with certain of its vendors to extend or restructure the payment terms of certain of its accounts payable. The furloughs and vendor discussions are part of the Company’s previously disclosed strategy to reduce costs, including as described in the Form 10-K. The Company currently intends to reinstate all furloughed employees when the Company’s financial and operational position permits. There can, however, be no assurance that all such furloughed employees will be available and willing to return to work.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview
We are an American technology company with a vision to pioneer the transition to zero-emission commercial vehicles. Our primary focus is to provide sustainable and cost-effective solutions to the commercial transportation sector. We design and manufacture all-electric trucks, including the technology that optimizes the way these vehicles operate. We are focused on our core competency of bringing our electric delivery vehicle platforms to serve the last mile delivery market.

We continue to seek opportunities to grow the business organically, and by expanding relationships with existing and new customers. We believe we are well positioned to take advantage of long-term opportunities and continue our efforts to bring product innovations to market.
Recent Developments

Going Concern; Financing

As discussed more fully under Note 1, Summary of Business and Significant Accounting Principles; Liquidity, Capital Resources, and Going Concern, above, and Liquidity and Capital Resources; Going Concern, below, our ability to continue as a going concern is contingent upon successful execution of management’s intended plan over the next twelve months to improve the Company’s liquidity and working capital requirements. A vital component of such plan is the consummation of a financing to address these requirements in the short term.

Accordingly, on March 15, 2024, we entered into a securities purchase agreement (the “2024 Securities Purchase Agreement”) with an institutional investor (the “Investor”), under which we agreed to issue and sell, in one or more registered public offerings by the Company directly to the Investor, in multiple tranches over a period beginning on March 15, 2024, senior secured convertible notes for up to an aggregate principal amount of $139.0 million (the “2024 Notes”) that will be convertible into shares of the Company’s common stock, par value of $0.001 per share (the “Common Stock”) and warrants to purchase shares of Common Stock (the “2024 Warrants”). Pursuant to the 2024 Securities Purchase Agreement, on May 10, 2024, the Company issued and sold to the Investor a (i) 2024 Note in the original principal amount of $6,285,714 (the “First Additional 2024 Note”) and (ii) 2024 Warrant to purchase up to 36,785,453 shares of Common Stock (the “First Additional 2024 Warrant”). If we are not able to complete the additional closings or find another source of liquidity in the immediate future, we may be unable to continue our operations or may need to substantially reduce them.

The 2024 Securities Purchase Agreement provides additional closings of up to $123.7 million in aggregate principal amount of additional 2024 Notes and, if our share price makes such exercise feasible, the possible receipt of proceeds from the exercise of the corresponding 2024 Warrants pursuant to the 2024 Securities Purchase Agreement. Additional information concerning the 2024 Securities Purchase Agreement, the 2024 Notes, and the 2024 Warrants is set forth in Note 1 and Note 7 to the Condensed Consolidated Financial Statements.

Cost-saving Measures

Another vital component of management’s intended plan over the next twelve months to improve our liquidity and working capital requirements is reducing our operating costs to, among other things, reduce demands on the liquidity that is available to us. Accordingly, in the first quarter of 2024 we took the measures described below.

•We completed a reduction in force (the “RIF”) pursuant to which we terminated approximately 20% of our total workforce, excluding direct labor. We have not incurred and do not expect to incur material costs in connection with the RIF.
•Each of our executive officers agreed to defer payment of approximately 20% of their cash compensation into the second quarter of 2024.
•We decided to fully transition our Aero business from a design and manufacturing drone business to Drones as a Service business. This transition has resulted in, among other things, our stopping production and development of both drone product lines and the termination of employees who performed the related work.

In addition, on April 22, 2024, the Company furloughed 73 employees at its Union City manufacturing facility without pay. The Company expects the furloughs to provide operational savings and has not incurred, and does not expect to incur, material costs in connection with the furloughs. The Company is also currently working with certain of its vendors to extend or restructure the payment terms of certain of its accounts payable. The furloughs, salary deferrals and vendor discussions are part of the Company’s previously disclosed strategy to reduce costs. The Company currently intends to reinstate all furloughed employees when the Company’s financial and operational position permits. There can, however, be no assurance that all such furloughed employees will be available and willing to return to work.

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
Aero Drone Design and Manufacturing Operations
As previously disclosed in the Form 10-K and discussed above as part of our cost-saving measures, on February 20, 2024, our Board of Directors approved a plan to cease the production operations of our drone design and manufacturing business and transition to only operating as a Drones as a Service business. The decision to cease operation of our drone design and manufacturing product line was not considered a strategic shift having major effects on operations and therefore does not meet the criteria to qualify as a discontinued operation.

In addition to the decision to transition our Aero business to Drones as a Service business, the Company is currently working with a third party to complete the divestiture of its Aero business. The Company does not expect to realize cash proceeds upon consummation of the sale but expects the transition to a Drones as a Service business and the subsequent divestiture to provide operational savings. In addition, the Company expects that the final divestiture agreements will include limited earn-out provisions under which the Company would receive a portion of the proceeds if Aero realizes revenues from certain contingent sources. The Company expects to consummate this transaction during the second fiscal quarter of 2024.

NASDAQ Listing Requirements; Proposed Reverse Stock Split

As previously disclosed, on September 22, 2023, the Company received notice from Nasdaq indicating that the closing bid price for its common stock had fallen below the $1.00 minimum bid price for continued listing for 30 consecutive trading days and was no longer in compliance with the minimum bid requirement. In order for the Company to regain compliance, the closing bid price of its common stock must be equal to or above the $1.00 minimum bid price for a period of 10 consecutive trading days prior to March 20, 2024. As also previously disclosed, on March 21, 2024, the Company received written notification from Nasdaq granting the Company’s request for a 180-day extension to regain compliance with the minimum bid requirement. After the granting of the extension, the closing bid price of the Company's common stock must be equal to or above the $1.00 minimum bid price for a period of 10 consecutive trading days prior to September 16, 2024. Based on recent trading prices of our common stock, we believe that it is highly unlikely that we will be able to meet this requirement by that date.

Accordingly, we intend to regain compliance by effecting a reverse split of the Company’s outstanding shares of Common Stock by a ratio of any whole number between 1-for-10 and 1-for-20, at any time prior to August 30, 2024, to be determined at the discretion of the Board of Directors, for the purpose of complying with the Nasdaq Listing Rules, subject to the Board of Directors’ discretion to abandon such reverse stock split (the “Reverse Split”), following the 2024 Annual General Meeting of our stockholders. On May 14, 2024, our stockholders approved the Reverse Split. The Company is currently determining when and at what ratio to effect the Reverse Split. We may not be able to regain compliance with the NASDAQ continuing listing requirements if we do not effect the Reverse Split. The Reverse Split also presents certain other risks to the Company and its stockholders, including the risk of a decline in the aggregate market value of our outstanding common stock.
Vehicles in Production

We continue to focus on product quality, manufacturing capacity and operational planning, and engineering and design to enable increased deliveries and deployments of our products and future revenue growth. During the first three months of 2024, we continued executing our strategic product roadmap for our electric vehicle offerings, including the production of the W56 vehicle program in both strip chassis and step van variants. We continued to electrify the fleet of vehicles being used in our Stables by Workhorse initiative, which operates FedEx Ground delivery routes in the greater Cincinnati area. The electrification of the fleet provides us with firsthand data on the benefits and challenges of independent fleet operators experience while executing last-mile delivery operations. The initiative also provides valuable insights into how our customers can plan for and manage the transition to EV operations, including how to develop adequate charging infrastructure, training and maintenance services. In addition to our ongoing production ramp in 2023, we intend to continue to generate demand and brand awareness by improving our vehicles’ performance and functionality, and by developing new vehicle programs, including new W56 variants and the WNext platform. We expect to continue to benefit from ongoing electrification of the commercial vehicle market and in particular "last mile delivery" sector.
Recent Trends and Market Conditions

We continue to monitor macroeconomic conditions to remain flexible and to optimize and evolve our business as appropriate, and we will have to accurately project demand and infrastructure requirements globally and deploy our production, workforce and other resources accordingly.

Market Demand. Our sales during the first quarter of 2024 were lower than the prior year period due to slower-than-anticipated industry wide electric vehicle adoption rates and lack of government subsidies and incentives available to our dealers as well as slower than expected roll-out of additional power to electric grids and the resulting effect on roll-outs of electric vehicle charging infrastructure, nationwide. However, we expect adoption rates to accelerate through 2024 driven by more stringent state and federal emissions requirements and continued government subsidies and incentives that will continue to reduce cost barriers for EV ownership, including the approval for our W56 platform for the HVIP program through CARB, providing an $85,000 base voucher per W56 vehicle purchased. The accelerated adoption rates are related to the enforcement of California’s Advanced Clean Fleets Regulation (“ACF Regulation”) which is contingent upon the Environmental Protection Agency (“EPA”) granting a waiver or determining that a waiver is not necessary. Under the Clean Air Act, California holds the unique authority to request a waiver of preemption, which typically restricts states from setting their own emissions standards for new motor vehicles. The EPA’s role involves a thorough review of comments and an assessment to determine if the criteria for granting a waiver are satisfied. This regulatory landscape is a significant consideration for our operations and strategic planning.

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

Supply Chain. We continue to develop relationships with suppliers of key parts, components and raw materials to be used in the manufacture of our products such as batteries, electronics, and vehicle chassis that are sourced from suppliers across the world. As we continue to execute on our new vehicle programs, we will continue to identify supplier relationship and vehicle program synergies which may allow us to take advantage of pricing efficiencies from economies of scale. Where available, we will utilize multiple supply sources for key parts, and we will work to qualify multiple supply sources to achieve pricing efficiencies and minimize potential production risks related to supply chain. As previously disclosed, the Company is currently working with certain of its vendors to extend or restructure the payment terms of certain accounts payable. We are also currently in litigation with one of our battery suppliers, Coulomb Solutions Inc. For more information concerning this matter, see Note15, Commitments and Contingencies to the Condensed Consolidated Financial Statements attached hereto.

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

The following section provides a narrative discussion about our financial condition and results of operations. The comments should be read in conjunction with our Condensed Consolidated Financial Statements and related Notes thereto included in Item 1 of this Form 10-Q and in conjunction with our Form 10-K.

Results of Operations
The following table sets forth, for the periods indicated, the components of the Company's Condensed Consolidated Statements of Operations:

	Three Months Ended March 31,
	2024	2023
Sales, net of returns and allowances	$1,339,295	$1,693,415
Cost of sales	7,442,778	5,328,119
Gross loss	(6,103,483)	(3,634,704)
Operating expenses
Selling, general and administrative	14,095,278	14,689,843
Research and development	3,527,911	7,224,849
Total operating expenses	17,623,189	21,914,692
Loss from operations	(23,726,672)	(25,549,396)
Interest income (expense), net	(5,429,115)	550,359
Loss before benefit for income taxes	(29,155,787)	(24,999,037)
Benefit for income taxes	—	—
Net loss	$(29,155,787)	$(24,999,037)

Sales, net of returns and allowances
Sales, net of returns and allowances for the three months ended March 31, 2024 and 2023 were $1.3 million and $1.7 million, respectively. The decrease in sales was primarily due to lower W4 CC vehicle sales compared with the same period a year ago, which was partially offset by an increase in other service revenue generated from operating our Stables by Workhorse route, Drones as a Service and other service revenue.
Cost of sales
Cost of sales for the three months ended March 31, 2024 and 2023 were $7.4 million and $5.3 million, respectively. The increase in cost of sales was primarily due to a $2.2 million increase in inventory reserve expenses, a $1.0 million increase in depreciation expenses, and a $0.6 million increase in employee compensation and related expenses to support vehicle production during the period. The increase in cost of sales was partially offset by a $1.2 million decrease in costs related to direct materials and a $1.4 million reversal of warranty expenses previously accrued.
Selling, general and administrative expenses
Selling, general and administrative (“SG&A”) expenses during the three months ended March 31, 2024 and 2023 were $14.1 million and $14.7 million, respectively. The decrease in SG&A expenses was driven by a $1.7 million decrease in employee compensation and related expenses primarily due to a decreased headcount which was partially offset by a $0.3 million increase in non-cash stock-based compensation expense and an increase of $0.6 million in professional and other services expenses during the period.

Research and development expenses

Research and development (“R&D”) expenses during the three months ended March 31, 2024 and 2023 were $3.5 million and $7.2 million, respectively. The decrease in R&D expenses was primarily driven by a $2.1 million decrease in prototype expenses related to development expenses for new products which launched in 2023, a $0.7 million decrease in consulting expenses and a $0.8 million decrease in employee compensation and related expenses due to decreased headcount.

Interest (expense) income, net

Net interest expense for the three months ended March 31, 2024 was $5.4 million compared to net interest income $0.6 million for the three months ended March 31, 2023. Net interest expense in the current year was driven by a fair value adjustment of our 2024 Notes and 2024 Warrants during the period of $7.0 million and $1.2 million fees paid in connection with the 2024 Notes and 2024 Warrants issued during the period which were partially offset by a gain of $2.9 million from the extinguishment of our 2026 Notes and conversion of our 2023 Warrants and $0.1 million of interest earned on cash balances in our money market investment accounts. Net interest income in the prior period was primarily driven by interest earned on cash balances in our money market investment account.
Income taxes
Benefit for income taxes during the three months ended March 31, 2024 and 2023 was zero.

Liquidity and Capital Resources; Going Concern
We have financed our operations primarily through sales of equity securities and issuance of debt. We have utilized this capital for research and development to fund designing, building and delivering vehicles to customers and for working capital purposes.
We had $1.3 million of sales for the three months ended March 31, 2024. As of March 31, 2024, the Company had $6.7 million in cash and cash equivalents, accounts receivable of $1.8 million, net inventory of $49.9 million and accounts payable of $14.2 million. As of March 31, 2024, the Company had positive working capital of $24.2 million, accumulated deficit of $780.7 million, and during the three months ended March 31, 2024 incurred a loss from operations of $23.7 million and used $18.0 million of cash in operating activities.

Our ability to continue as a going concern is contingent upon successful execution of management’s intended plan over the next twelve months to improve the Company’s liquidity and working capital requirements. We have made significant progress executing on our revised strategic product roadmap for our electric vehicle offerings, and we expect to generate additional sales within the next twelve months which will help support our operations. Additionally, as previously disclosed, management has reduced its discretionary spend related to non-contracted capital expenditures, implemented cost-savings measures including a 20% reduction in force, our executive officers deferring approximately 20% of their cash compensation into the second quarter of 2024, furloughed 73 employees at our Union City manufacturing facility without pay, and fully transitioned our Aero business from a design and manufacturing drone business to Drones as a Service business. As previously disclosed, the Company is currently working with certain of its vendors to extend or restructure the payment terms of certain accounts payable. However, if the expected sales are not generated and management is not able to control capital expenditures and other expenses, we will continue to incur substantial operating losses and negative cash flows from operations. There can be no assurance that we will be successful in implementing our plans or acquiring additional funding, that our projections of our future capital needs will prove accurate, or that any additional funding would be sufficient to continue operations in future years.

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

To the extent revenues from operations are insufficient to meet our liquidity requirements, our ability to continue as a going concern will be dependent on effectively raising capital through private or public placement of our equity securities, including the continued access to the additional closings of up to $123.7 million in aggregate principal amount of additional 2024 Notes and, if our share price makes such exercise feasible, the possible receipt of proceeds from the exercise of the corresponding 2024 Warrants pursuant to the 2024 Securities Purchase Agreement and use of the ATM Agreement (as further described below), for which there can be no assurance we will be successful in such efforts. We will also rely on debt financing or other sources of capital funding such as through the sale of assets to obtain sufficient financial resources to fund our operating activities. If we are unable to maintain sufficient financial resources, our business, financial condition and results of operations, as well as our ability to continue to develop, produce and market our new vehicle programs and satisfy our obligations as they become due, will be materially and adversely affected. This could affect future vehicle program production and sales. Failure to obtain additional financing will have a material, adverse impact on our business operations. There can be no assurance that we will be able to obtain the financing needed to achieve our goals on acceptable terms or at all. Additionally, any equity or equity linked financings would likely have a dilutive effect on the holdings of our existing stockholders. The Company’s current level of cash and cash equivalents are not sufficient to execute our business plan. For the foreseeable future, we will incur significant operating expenses, capital expenditures and working capital funding that will deplete our cash on hand.

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

As a result of all of the matters discussed above, including our losses, current liquidity level and our projected capital needs, substantial doubt exists about the Company’s ability to continue as a going concern over the next twelve months from the date of issuance of the accompanying Condensed Consolidated Financial Statements. The Condensed Consolidated Financial Statements do not include any adjustments to the carrying amounts and classification of assets, liabilities, and reported expenses that may be necessary if the Company were unable to continue as a going concern.
Under the ATM Agreement, we may offer and sell shares of our common stock having an aggregate sales price of up to $175.0 million, in amounts and at times determined by management. During the three months ended March 31, 2024, we issued 9.8 million shares under the ATM Agreement for net proceeds of $2.7 million. During the year ended December 31, 2023, we issued 89.3 million shares under the ATM Agreement for net proceeds of $62.2 million. As of March 31, 2024 we had approximately $95.6 million available through the issuance of shares of common stock under the ATM Agreement. Certain of our other existing financing arrangements place certain conditions and restrictions on the use of our ATM Program.
Summary of Cash Flows

	Three Months Ended March 31,
	2024	2023
Net cash used in operating activities	$(17,963,578)	$(32,749,402)
Net cash used in investing activities	$(3,025,775)	$(5,404,727)
Net cash (used in) provided by financing activities	$(8,128,132)	$17,988,404

Cash Flows from Operating Activities
Our cash flows from operating activities are affected by our cash investments to support the business in R&D, manufacturing, SG&A. Our operating cash flows are also affected by our working capital needs to support fluctuations in accounts receivable, inventory, accounts payable and other current assets and liabilities.
During the three months ended March 31, 2024 and 2023, net cash used in operating activities was $18.0 million and $32.7 million, respectively. The decrease in net cash used in operations was primarily attributable to a $6.9 million decrease in spend related to inventory as we slowed our inventory build due to slower than anticipated sales throughout 2023 and the first three months of 2024. The decrease is also attributable to a $4.8 million decline in employee compensation and related expenses, excluding non-cash stock-based compensation, resulting from our reduction in force actions.
Cash Flows from Investing Activities

Cash used in investing activities related primarily to capital expenditures to upgrade our production and research and development facilities, which were $3.0 million for the three months ended March 31, 2024 and $5.4 million for the three months ended March 31, 2023. The decrease is primarily driven by a decline in spending in tooling and equipment related to our vehicle programs at our Union City, Indiana manufacturing facility.
Cash Flows from Financing Activities
Net cash used in financing activities during the three months ended March 31, 2024 was $8.1 million, which was primarily attributable to the repayment of the 2026 Notes, which were fully redeemed during the period, partially offset by proceeds from our ATM Program and the issuance of our 2024 Notes.

Net cash provided by financing activities during the three months ended March 31, 2023 was $18.0 million, which was primarily attributable to the issuance of common stock under our ATM Program which provided net proceeds of approximately $18.6 million.

Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Critical Accounting Estimates
A discussion of our critical accounting estimates is contained in the Form 10-K, under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Recent Accounting Pronouncements
A description of recently issued and adopted accounting pronouncements is contained in Note 14, Recent Accounting Pronouncements, of the Condensed Consolidated Financial Statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
For a discussion of our quantitative and qualitative disclosures about market risk, see “Quantitative and Qualitative Disclosures About Market Risks” included in the Form 10-K, under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” There have been no material changes to the information provided in the Form 10-K.

ITEM 4. CONTROLS AND PROCEDURES
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

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2024, the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our principal executive officer and principal financial officer have concluded that, as of such date, our disclosure controls and procedures were not effective because of a previously reported material weakness in our internal control over financial reporting, which we describe in Part II, Item 9A of our Form 10-K for the fiscal year ended December 31, 2023.

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

As disclosed in our Form 10-K, management identified a material weakness in the design of one of the Company's internal controls related to the review of the fair value calculation of the convertible note and warrant liability performed by a third-party valuation expert. The controls were not designed with a level of precision that would detect the use of an inappropriate input that could have a material impact on the valuation.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting, other than the remediation actions described below, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Remediation of the Material Weakness

We have undertaken and are continuing to design and implement remediation measures intended to address the material weakness discussed above. These remediation measures are focused on our precision of review of complex valuation models performed by independent third-party valuation experts we use to value these types of complex financial instruments. The valuation procedures are to be reviewed and approved by responsible management of the Company. Under the supervision of the Audit Committee, we are working to remediate the material weakness and will continue to report regularly to the Audit Committee regarding the status of the implementation activities.

Management's Conclusion on Internal Control Over Financial Reporting

Based on the results of its evaluation and the material weakness described above, management concluded that the Company’s internal control over financial reporting was not effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with GAAP as of March 31, 2024.

PART II – OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS

For a description of certain material legal proceedings, please see Note 15, Commitments and Contingencies, to the Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q.

ITEM 1A. RISK FACTORS

For a detailed discussion of risk factors affecting us, see “Part I – Item 1A. Risk Factors” in the Form 10-K. There have been no material changes in the current period regarding our risk factors.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit No.	Description
+ 10.1*	Amendment to Employment Agreement and Salary Deferral Agreement, dated as of March 11, 2024, by and between the Company and Richard Dauch.
+ 10.2*	Amendment to Employment Agreement and Salary Deferral Agreement, dated as of March 11, 2024, by and between the Company and Robert Ginnan.
+ 10.3*	Amendment to Employment Agreement and Salary Deferral Agreement, dated as of March 11, 2024, by and between the Company and James Harrington.
+ 10.4
Purchase and Sale Agreement, dated as of January 31, 2024, between the Company and William Repny LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on February 1, 2024)

+ 10.5	Letter Agreement, dated as February 29, 2024 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on March 1, 2024)
+ 10.6
First Amendment to Green Senior Secured Convertible Note, dated February 29, 2024 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on March 1, 2024)

+ 10.7	Form of Securities Purchase Agreement, dated as of March 15, 2024 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on March 15, 2024)
+ 10.8	Form of Note (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on March 15, 2024)
+ 10.9	Form of Warrant (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the SEC on March 15, 2024)
+ 10.10	Form of Second Supplemental Indenture (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed with the SEC on March 15, 2024)
+ 10.11	Form of Security Agreement (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K, filed with the SEC on March 15, 2024)
+ 10.12	Form of Guarantee (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K, filed with the SEC on March 15, 2024)
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL INSTANCE DOCUMENT
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Inline XBRL Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
*Filed herewith.
+    Indicates a management contract or compensatory arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WORKHORSE GROUP INC.

Dated: May 20, 2024	By:	/s/ Richard Dauch
Name: Richard Dauch Title: Chief Executive Officer (Principal Executive Officer)

Dated: May 20, 2024	By:	/s/ Robert M. Ginnan
Name: Robert M. Ginnan Title: Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)