Form 10-Q
period 2024-06-30
Workhorse Group Inc.
filed 2024-08-19
CIK 1425287

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
The number of shares of the Registrant’s Common Stock, $0.001 par value per share, outstanding as of August 12, 2024, was 24,362,546.

i

Forward-Looking Statements

The discussions in this Quarterly Report on Form 10-Q (this “Report”) contain forward-looking statements reflecting our current expectations that involve risks and uncertainties. These statements are made under the “safe harbor” provisions of the U.S. Private Securities Litigation Reform Act of 1995. When used in this Report, the words “anticipate,” “expect,” “plan,” “believe,” “seek,” “estimate” and similar expressions are intended to identify forward-looking statements. These are statements that relate to future periods and include, but are not limited to, statements about the features, benefits and performance of our products, our ability to introduce new product offerings and increase revenue from existing products, expected expenses including those related to selling and marketing, product development and general and administrative, our beliefs regarding the health and growth of the market for our products, anticipated increase in our customer base, expansion of our products functionalities, expected revenue levels and sources of revenue, expected impact, if any, of legal proceedings, the adequacy of our liquidity and capital resources, the likelihood of us obtaining additional financing in the immediate future and the expected terms of such financing, and expected growth in business. Forward-looking statements are statements that are not historical facts. Such forward-looking statements are subject to risks and uncertainties, which could cause actual results to differ materially from the forward-looking statements contained in this Report. Factors that could cause actual results to differ materially include, but are not limited to: our ability to develop and manufacture our new product portfolio, including the W4CC, W750, W56 and other programs; our ability to attract and retain customers for our existing and new products; risks associated with obtaining orders and executing upon such orders; the unavailability, reduction, elimination or adverse application of government subsidies and incentives or any failure by the federal government, states or other governmental entities to adopt or enforce regulations such as the California Air Resource Board’s Advanced Clean Fleet regulation; supply chain disruptions, including constraints on steel, semiconductors and other material inputs and resulting cost increases impacting our Company, our customers, our suppliers or the industry; our ability to capitalize on opportunities to deliver products to meet customer requirements; our limited operations and need to expand and enhance elements of our production process to fulfill product orders; our general inability to raise additional capital to fund our operations and business plan; our ability to obtain financing to meet our immediate liquidity needs and the potential costs, dilution and restrictions imposed by any such financing; our ability to maintain compliance with the listing requirements of the Nasdaq Capital Market and otherwise maintain the listing of our securities thereon and the impact of the steps we took to regain such compliance, such as the reverse split of our common stock, on our operations, stock price and future access to liquidity; our ability to protect our intellectual property; market acceptance for our products; our ability to obtain sufficient liquidity from operations and financing activities to continue as a going concern and, our ability to control our expenses; the effectiveness of our cost control measures and impact such measures could have on our operations, including the effects of furloughing employees; potential competition, including without limitation shifts in technology; volatility in and deterioration of national and international capital markets and economic conditions; global and local business conditions; acts of war (including without limitation the conflicts in Ukraine and Israel) and/or terrorism; the prices being charged by our competitors; our inability to retain key members of our management team; our inability to satisfy our customer warranty claims; the outcome of any regulatory or legal proceedings, including with Coulomb Solutions Inc.; our ability to consummate and realize the benefits of a potential sale and leaseback transaction of our Union City Facility; and other risks and uncertainties and other factors discussed from time to time in our filings with the Securities and Exchange Commission (“SEC”), including under the “Risk Factors” section of our filings with the SEC, including our Annual Report on Form 10-K for the year ended December 31, 2023. Forward-looking statements speak only as of the date hereof. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based, except as required by law.
All references in this Report that refer to the “Company”, “Workhorse Group”, “Workhorse”, “we,” “us” or “our” are to Workhorse Group Inc.
ii

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Workhorse Group Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

	June 30, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$5,308,611	$25,845,915
Restricted cash	—	10,000,000
Accounts receivable, less allowance for credit losses of $0.2 million and $0.2 million as of June 30, 2024 and December 31, 2023, respectively	760,504	4,470,209
Inventory, net	46,503,385	45,408,192
Prepaid expenses and other current assets	6,902,370	8,101,162
Total current assets	59,474,870	93,825,478
Property, plant and equipment, net	36,497,886	37,876,955
Lease right-of-use assets	9,227,564	9,795,981
Other assets	176,310	176,310
Total Assets	$105,376,630	$141,674,724
Liabilities
Current liabilities:
Accounts payable	$10,501,569	$12,456,272
Accrued and other current liabilities	6,335,271	4,862,740
Deferred revenue, current	6,954,581	4,714,331
Warranty liability	642,326	1,902,647
Current portion of lease liabilities	3,028,889	3,560,612
Warrant liability	4,580,442	5,605,325
Current portion of convertible notes	9,649,030	20,180,100
Total current liabilities	41,692,108	53,282,027
Lease liabilities, long-term	5,047,565	5,280,526
Total Liabilities	46,739,673	58,562,553
Commitments and contingencies
Stockholders’ Equity:
Series A preferred stock, par value $0.001 per share, 75,000,000 shares authorized, zero shares issued and outstanding as of June 30, 2024 and December 31, 2023	—	—
Common stock, par value $0.001 per share, 450,000,000 shares authorized, 20,738,091 shares issued and outstanding as of June 30, 2024 and 14,299,042 shares issued and outstanding as of December 31, 2023 (presented on a reverse stock split-adjusted basis)	20,738	14,299
Additional paid-in capital	865,660,256	834,666,123
Accumulated deficit	(807,044,037)	(751,568,251)
Total stockholders’ equity	58,636,957	83,112,171
Total Liabilities and Stockholders’ Equity	$105,376,630	$141,674,724
See accompanying notes to the Condensed Consolidated Financial Statements.

Workhorse Group Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Sales, net of returns and allowances	$842,440	$3,966,463	$2,181,735	$5,659,878
Cost of sales	7,301,348	8,427,377	14,744,126	13,755,496
Gross loss	(6,458,908)	(4,460,914)	(12,562,391)	(8,095,618)
Operating expenses
Selling, general and administrative	12,066,553	14,002,517	26,161,831	28,692,360
Research and development	1,992,779	5,059,745	5,520,690	12,284,594
Total operating expenses	14,059,332	19,062,262	31,682,521	40,976,954
Loss from operations	(20,518,240)	(23,523,176)	(44,244,912)	(49,072,572)
Interest income (expense), net	(5,158,859)	505,500	(6,791,326)	1,055,859
Fair value adjustment (loss) on warrants	(642,900)	—	(4,439,548)	—
Loss before benefit for income taxes	(26,319,999)	(23,017,676)	(55,475,786)	(48,016,713)
Benefit for income taxes	—	—	—	—
Net loss	$(26,319,999)	$(23,017,676)	$(55,475,786)	$(48,016,713)

Net loss per share of common stock
Basic and Diluted*	$(1.40)	$(2.40)	$(3.26)	$(5.40)

Weighted average shares used in computing net loss per share of common stock
Basic and Diluted*	18,855,034	9,283,015	16,992,697	8,822,674
See accompanying notes to the Condensed Consolidated Financial Statements.
* Prior periods presented have been adjusted to reflect the 1-for-20 reverse stock split which was effective on June 17, 2024. Additional information regarding the reverse stock split may be found in Note 1 Summary of Business and Significant Accounting Principles.

Workhorse Group Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)

	Common Stock		Additional Paid-in Capital**	Accumulated Deficit	Total Stockholders’ Equity
	Number of Shares**	Amount**
Balance as of March 31, 2023	9,029,035	$9,029	$757,459,618	$(652,648,099)	$104,820,548
Common stock issued through At-The-Market offering	1,214,968	1,215	21,698,205	—	21,699,420
Issuance of common stock	5,817	6	199,994	—	200,000
Stock options and vesting of restricted shares*	11,238	11	(91,678)	—	(91,667)
Stock-based compensation	—	—	3,777,096	—	3,777,096
Net loss for the three months ended June 30, 2023	—	—	—	(23,017,676)	(23,017,676)
Balance as of June 30, 2023	10,261,058	$10,261	$783,043,235	$(675,665,775)	$107,387,721

	Common Stock		Additional Paid-in Capital**	Accumulated Deficit	Total Stockholders’ Equity
	Number of Shares**	Amount**
Balance as of December 31, 2022	8,280,268	$8,280	$736,227,713	$(627,649,062)	$108,586,931
Common stock issued through At-The-Market offering	1,934,207	1,934	40,289,673	—	40,291,607
Issuance of common stock	5,817	6	199,994	—	200,000
Stock options and vesting of restricted shares*	40,766	41	(475,630)	—	(475,589)
Stock-based compensation	—	—	6,801,485	—	6,801,485
Net loss for the six months ended June 30, 2023	—	—	—	(48,016,713)	(48,016,713)
Balance as of June 30, 2023	10,261,058	$10,261	$783,043,235	$(675,665,775)	$107,387,721

** Prior periods presented have been adjusted to reflect the 1-for-20 reverse stock split which was effective on June 17, 2024. Additional information regarding the reverse stock split may be found in Note 1 Summary of Business and Significant Accounting Principles.

Workhorse Group Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)

	Common Stock		Additional Paid-in Capital**	Accumulated Deficit	Total Stockholders’ Equity
	Number of Shares**	Amount**
Balance as of March 31, 2024	16,539,599	$16,540	$848,131,270	$(780,724,038)	$67,423,772
Common stock issued under 2024 Securities Purchase Agreement	4,285,671	4,286	14,637,784	—	14,642,070
Stock options and vesting of restricted shares*	40,854	41	(4,807)		(4,766)
Stock-based compensation			2,896,212		2,896,212
Treasury Stock	(128,033)	(129)	(203)	—	(332)
Net loss for the three months ended June 30, 2024	—	—	—	(26,319,999)	(26,319,999)
Balance as of June 30, 2024	20,738,091	$20,738	$865,660,256	$(807,044,037)	$58,636,957

	Common Stock		Additional Paid-in Capital**	Accumulated Deficit	Total Stockholders’ Equity
	Number of Shares**	Amount**
Balance as of December 31, 2023	14,299,042	$14,299	$834,666,123	$(751,568,251)	$83,112,171
Common stock issued under ATM	490,445	490	1,242,159	—	1,242,649
Common stock issued under 2023 Warrant Exchange	425,000	425	2,847,075	—	2,847,500
Issuance of common stock under ELOC Purchase Agreement	600,000	600	3,123,400	—	3,124,000
Common stock issued under 2024 Securities Purchase Agreement	4,949,646	4,951	17,905,566	—	17,910,517
Stock options and vesting of restricted shares*	101,992	102	(168,384)	—	(168,282)
Stock-based compensation	—	—	6,044,520	—	6,044,520
Treasury Stock	(128,034)	(129)	(203)	—	(332)
Net loss for the six months ended June 30, 2024	—	—	—	(55,475,786)	(55,475,786)
Balance as of June 30, 2024	20,738,091	$20,738	$865,660,256	$(807,044,037)	$58,636,957

*Net of tax payments related to shares withheld for option exercises and vested stock.
** Prior periods presented have been adjusted to reflect the 1-for-20 reverse stock split which was effective on June 17, 2024. Additional information regarding the reverse stock split may be found in Note 1 Summary of Business and Significant Accounting Principles.
See accompanying notes to the Condensed Consolidated Financial Statements.

Workhorse Group Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(55,475,786)	$(48,016,713)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,019,532	1,386,621
Deferred revenue	2,240,250	(604,918)
Stock-based compensation	6,266,416	6,801,485
Change in inventory and prepaid purchases reserve	1,611,847	54,369
Non-cash lease expense	216,263	425,421
Change in fair value and gain on conversion of 2026 Notes and exchange of 2023 Warrants	(2,937,925)	—
Change in fair value of 2024 Notes and 2024 Warrants	10,977,994	—
Other non-cash items	1,661,995	200,000
Effects of changes in operating assets and liabilities:
Accounts receivable	3,709,705	(851,649)
Inventory, net	(2,605,061)	(25,909,707)
Prepaid expenses and other current assets	1,096,813	4,783,655
Accounts payable, accrued liabilities and other	414,822	(3,783,596)
Warranty liability	(1,260,321)	(285,094)
Net cash used in operating activities	(30,063,456)	(65,800,126)
Cash flows from investing activities:
Capital expenditures	(3,759,353)	(10,472,730)
Net cash used in investing activities	(3,759,353)	(10,472,730)
Cash flows from financing activities:
Proceeds on convertible notes	19,500,000	—
Payments on convertible notes	(20,000,000)	—
Proceeds from issuance of common stock	4,366,649	40,291,607
Payments on finance lease	(412,530)	(439,722)
Exercise of options and restricted share award activity	(168,614)	(475,590)
Net cash provided by financing activities	3,285,505	39,376,295
Change in cash and cash equivalents	(30,537,304)	(36,896,561)
Cash and cash equivalents, beginning of the period	35,845,915	99,276,301
Cash and cash equivalents, end of the period	$5,308,611	$62,379,740

See accompanying notes to the Condensed Consolidated Financial Statements.

Workhorse Group Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1.SUMMARY OF BUSINESS AND SIGNIFICANT ACCOUNTING PRINCIPLES
Overview

Workhorse Group Inc. (“Workhorse”, the “Company”, “we”, “us”, or “our”) is an American technology company with a vision to pioneer the transition to zero-emission commercial vehicles. We design, develop, manufacture and sell fully electric ground vehicles.

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

Pursuant to the requirements of the Financial Accounting Standard Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 205-40, Presentation of Financial Statements - Going Concern (“ASC 205-40”), management must evaluate whether there are conditions and events, considered in aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern for one year after the date these condensed consolidated financial statements are issued. In accordance with ASC 205-40, management’s analysis can only include the potential mitigating impact of management’s plans that have not been fully implemented as of the issuance date if (a) it is probable that management’s plans will be effectively implemented on a timely basis, and (b) it is probable that the plans, when implemented, will alleviate the relevant conditions or events that raise substantial doubt about the Company’s ability to continue as a going concern.

We had sales of $2.2 million, incurred a net loss of $55.5 million and used $30.1 million of cash in operating activities during the six months ended June 30, 2024. As of June 30, 2024, the Company had $5.3 million of cash and cash equivalents, accounts receivable of $0.8 million, inventory, net of $46.5 million and accounts payable of $10.5 million. As of June 30, 2024, the Company had working capital of $17.8 million and an accumulated deficit of $807.0 million.

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

To the extent revenues from operations are insufficient to meet our liquidity requirements, our ability to continue as a going concern will be dependent on effectively raising capital through private or public placement of our equity, debt and equity-linked securities, including the continued access to the additional closings of, as of August 19, 2024, up to $112.7 million in aggregate principal amount of additional 2024 Notes (as defined below) and, if our share price makes such exercise feasible, the possible receipt of proceeds from the exercise of the corresponding 2024 Warrants (as defined below) pursuant to the 2024 Securities Purchase Agreement (as defined below), and the continued use of the ATM Agreement (as defined below), for which there can be no assurance we will be successful in such efforts. We will also rely on other debt financing or other sources of capital funding such as through the sale of assets to obtain sufficient financial resources to fund our operating activities. If we are unable to maintain sufficient financial resources, our business, financial condition and results of operations, as well as our ability to continue to develop, produce and market our vehicle programs and satisfy our obligations as they become due, will be materially and adversely affected. This could affect future vehicle program production and sales. Failure to obtain additional financing will have a material, adverse impact on our business operations. There can be no assurance that we will be able to obtain the financing needed to achieve our goals on acceptable terms or at all. Additionally, any equity or equity-linked financings would likely have a dilutive effect on the holdings of our existing stockholders. The Company’s current level of cash and cash equivalents are not sufficient to execute our business plan. For the foreseeable future, we will incur significant operating expenses, capital expenditures and working capital funding that will deplete our cash on hand. These conditions raise substantial doubt regarding the Company’s ability to continue as a going concern for a period of at least one year from the date of issuance of these Condensed Consolidated Financial Statements.

Our ability to obtain additional financing is extremely limited under current market conditions including the significant amount of capital required, the market price of our stock and potential dilution from the issuance of any additional securities and our ability to maintain compliance with the listing requirements of the Nasdaq Capital Market. If we are unable to identify other sources of funding, we may need to further adjust our operations and seek protection by filing a voluntary petition for relief under the Bankruptcy Code. If this were to occur, the value available to our various stakeholders, including our creditors and stockholders, is uncertain and trading prices for our securities may bear little or no relationship to the actual recovery, if any, by holders of our securities in bankruptcy proceedings, if any.

Due to these uncertainties described and continued delays in the adoption of commercial electric vehicles, the Company identified a triggering event under ASC 360-35-21 that required further analysis and concluded that no impairment was required.

Additional actions taken by the Company with regards to liquidity and its plan to manage operating capital include the following:
Reverse Stock Split

In order to regain compliance with the Listing Requirements of Nasdaq, on June 17, 2024, the Company effected a 1-for-20 reverse stock split (the “Reverse Split”) of the Company’s then issued and outstanding shares of common stock, par value $0.001 per share (the “Common Stock”). The authorized number of shares of Common Stock was not affected by the Reverse Split. The Company adjusted the exercise price, number of shares issuable on exercise or vesting and/or other terms of its outstanding stock options, warrants, restricted stock, and restricted stock units to reflect the effects of the Reverse Split. Prior periods presented have also been adjusted to reflect this change. On July 3, 2024, Nasdaq confirmed that we were in compliance with the Minimum Bid Requirement.
Financings under the Securities Purchase Agreements

As part of management’s plan to raise capital to fund operations, the Company has entered into a financing transaction that makes liquidity available both in the short term and over time. On March 15, 2024, we entered into a securities purchase agreement (the “2024 Securities Purchase Agreement”) with an institutional investor (the “Investor”) under which we agreed to issue and sell, in one or more registered public offerings by the Company directly to the Investor in multiple tranches over a period beginning on March 15, 2024, senior secured convertible notes (the “2024 Notes”) for up to an aggregate principal amount of $139.0 million that are convertible into shares of the Company’s Common Stock, and warrants to purchase shares of Common Stock ( the “2024 Warrants”).

During the three months ended June 30, 2024, the Company issued and sold to the Investor (i) 2024 Notes in the original principal amount of $13.3 million and (ii) 2024 Warrants to purchase up to 3.9 million shares of Common Stock. As of June 30, 2024, the Company had issued and sold to the Investor (i) 2024 Notes in aggregate original principal amount of $22.3 million and (ii) 2024 Warrants to purchase up to 5.5 million shares of Common Stock pursuant to the Securities Purchase Agreement (following adjustment in connection with the Company’s Reverse Split). As of August 19, 2024, $7.5 million aggregate principal amount remained outstanding under the 2024 Notes, and no shares have been issued pursuant to the 2024 Warrants. Upon our filing of one or more additional prospectus supplements, and our satisfaction of certain other conditions, the Securities Purchase Agreement contemplates additional closings of 2024 Notes of up to $112.7 million in aggregate principal and corresponding 2024 Warrants pursuant to the 2024 Securities Purchase Agreement.

Sale Leaseback of Union City, Indiana Manufacturing Facility

Another strategic opportunity identified by management to raise capital to fund operations was to enter into a sale leaseback for our Union City, Indiana manufacturing facility. As previously reported, on January 31, 2024, a subsidiary of the Company entered into a purchase and sale agreement (the “Purchase and Sale Agreement”) with William Repny LLC (the “Union City Purchaser”) for the sale of the Company’s Union City, Indiana manufacturing facility for a purchase price, before fees and expenses, of approximately $34.5 million, in connection with which the Company would lease the property back from the Union City Purchaser. Although the Purchase and Sale Agreement has not been terminated, the Company does not believe the transaction will be consummated at the current purchase price. Accordingly, the Company is currently discussing alternative sale and leaseback transactions with other potential purchasers, as well as possible changes to the terms of the Purchase and Sale Agreement with the Union City Purchaser or other strategic alternatives. The Company expects that if a sale and leaseback transaction for the Union City facility is consummated, whether with the Union City Purchaser or another party, the purchase price in such transaction will be materially lower than the price provided in the Purchase and Sale Agreement. Moreover, because the Union City facility is currently operating at a very limited portion of its capacity, the Company believes that it may not be possible to consummate a sale leaseback of the facility on acceptable terms unless the Company or an additional occupant begins using a larger portion of the facility and sales ramp up.

Cost-saving Measures

As previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 as filed with the SEC on March 12, 2024 (the “Form 10-K”) a vital component of management’s intended plan to improve our liquidity and working capital requirements is reducing our operating costs to, among other things, reduce demands on our available liquidity. During the first quarter of 2024, we initiated a reduction in force (the “RIF”) pursuant to which we terminated approximately 20% of our total workforce, excluding direct labor, and our executive officers agreed to defer approximately 20% of their cash compensation into the third quarter of 2024. In April 2024, the Company initially furloughed 73 employees at its Union City manufacturing facility without pay and from these 16 have since been reinstated as of June 30, 2024. The Company has not incurred, and does not expect to incur, material costs in connection with the RIF and furloughs. The Company is also currently working with certain of its vendors to extend or restructure the payment terms of certain of its accounts payable. The Company currently intends to reinstate all furloughed employees when the Company’s financial and operational position permits. However, there can be no assurance that such furloughed employees will be available and willing to return to work.

Aero Drone Design and Manufacturing Operations

Management’s plan also included a decision to cease the production operations of our drone design and manufacturing business and transition exclusively to operating as a Drones as a Service business, as previously disclosed in the Form 10-K. On June 6, 2024, the Company completed the previously disclosed divestiture of its Aero business (the “Aero Divestiture”) to a third party. The Company expects the Aero Divestiture to provide monthly cost savings of approximately $0.4 million and enhance its ability to concentrate on its commercial electric vehicle truck business. Under the agreement’s earn-out provisions, the Company will receive a portion of the proceeds if the Aero business realizes positive net cash flow but these contingencies are indeterminable at this time. The loss on the Aero Divestiture was $0.7 million of which $0.4 million was included in the Selling, general and administrative expenses and $0.3 million in cost of sales in the Condensed Consolidated Statement of Operations for the three and six months ended June 30, 2024.

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

In the opinion of our management, the unaudited Condensed Consolidated Financial Statements have been prepared on a basis consistent with the audited consolidated financial statements and include all adjustments necessary for the fair presentation of Workhorse’s financial condition, results of operations and cash flows for the interim periods presented. Such adjustments are of a normal, recurring nature. The results of operations and cash flows for the interim periods presented may not necessarily be indicative of full-year results. Reference should be made to the financial statements contained in our 2023 Annual Report on Form 10-K.

Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, costs and expenses and related disclosures in the accompanying notes.

2.    INVENTORY, NET

Inventory, net consisted of the following:

	June 30, 2024	December 31, 2023
Raw materials	$47,908,458	$32,682,324
Work in process	2,871,872	2,892,329
Finished goods	8,189,889	18,309,829
	58,970,219	53,884,482
Less: inventory reserves	(12,466,834)	(8,476,290)
Inventory, net	$46,503,385	$45,408,192
We reserve inventory for any excess or obsolete inventories or when we believe the net realizable value of inventories is less than the carrying value.
As of June 30, 2024 and December 31, 2023, we carried inventory reserves of $12.5 million and $8.5 million, respectively. The increase in inventory reserves was primarily attributable to excess inventory due to slower than anticipated vehicle sales.
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

During the third quarter of 2023, we determined that our investment in Tropos was impaired based on the economic conditions and uncertainties that have significantly affected Tropos’ performance and financial position. The impairment is considered other-than-temporary as the decline in fair value of the investment is not expected to recover in the foreseeable future.

The impairment loss recognized for our investment was $10.0 million, which represents the difference between the original cost of the investment and its fair value as of the impairment assessment date. The impairment loss was recognized in Other (loss) income in the Consolidated Statements of Operations for the year ended December 31, 2023.

The impairment of our investment did not release the Company from its obligation to perform assembly services under the Assembly Services Agreement and, accordingly, the Company continues to perform assembly services and carry the balance of deferred revenue on its Condensed Consolidated Balance Sheets. As of June 30, 2024 and December 31, 2023, deferred revenue related to the Assembly Services Agreement was $4.7 million.

4.    PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consisted of the following:

	June 30, 2024	December 31, 2023
Prepaid purchases(1)	$6,821,103	$7,908,087
Less: prepaid purchases reserve(2)	(1,943,969)	(1,999,068)
Prepaid purchases, net	4,877,134	5,909,019
Prepaid insurance	464,042	1,283,146
Other	1,561,194	908,997
Prepaid expenses and other current assets	$6,902,370	$8,101,162

(1) Our prepaid purchases consist of deposits made to our suppliers for non-recurring production parts and engineering costs. As of June 30, 2024 and December 31, 2023, net prepaid purchases primarily consisted of deposits for direct materials associated with our W4 CC and W750 vehicles. The decrease in prepaid purchases as of June 30, 2024 as compared to December 31, 2023 is primarily due to receipts of direct materials associated with our W4 CC and W750 vehicles.
(2) We record reserves on prepaid purchases that are significantly aged and for balances specifically identified as having a carrying value in excess of net realizable value. The reserve represents our best estimate of deposits on orders that we do not expect to recover.

5.    REVENUE
The following table provides a summary of sales activity for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Sales, net of returns and allowances	$189,070	$3,367,666	$757,366	$4,948,966
Other sales	653,370	598,797	1,424,369	710,912
Total sales, net of returns and allowances	$842,440	$3,966,463	$2,181,735	$5,659,878

Sales, net of returns and allowances, for the three and six months ended June 30, 2024 consisted primarily of vehicle sales. Other sales for the three and six months ended June 30, 2024 consisted of non-warranty after-sales vehicle services, parts and accessories and revenue generated from operating our Stables by Workhorse route, Drones as a Service prior to the Aero Divestiture, and other service revenue.

Deferred revenue, current was $7.0 million and $4.7 million as of June 30, 2024 and December 31, 2023, respectively, consisting of the total service fee allocated to the assembly service performance obligations under the Tropos Assembly Services Agreement of $4.7 million and certain performance obligations related to the sale of W4CC trucks in the second quarter of 2024 that were unsatisfied as June 30, 2024 of $2.3 million. The Company expects to recognize a portion of deferred revenue related to the sale of W4 CC trucks as revenue during the remainder of 2024.

6.    ACCRUED AND OTHER CURRENT LIABILITIES

Accrued and other current liabilities consisted of the following:

	June 30, 2024	December 31, 2023
Compensation and related costs	$3,028,702	$2,083,808
Other	3,306,569	2,778,932
Total accrued and other current liabilities	$6,335,271	$4,862,740

Warranties

Warranty liability activity consisted of the following for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Warranty liability, beginning of period	$599,227	$2,066,588	$1,902,647	$2,207,674
Warranty costs incurred	(43,099)	(307,500)	(128,293)	(595,313)
Provision for warranty(1)	86,198	163,492	(1,132,028)	310,219
Warranty liability, end of period	$642,326	$1,922,580	$642,326	$1,922,580
(1) We record a warranty liability for the products sold by us, which includes our best estimate of the projected costs to repair or replace items under warranties and recalls if identified. The negative provision for warranty for the six months ended June 30, 2024, is driven by the expiration of the warranty liability related to non-current truck models.

7.    DEBT
A reconciliation of the fair value of the convertible notes is as follows:

June 30,
2024
Fair value of convertible notes, beginning of period	$20,180,100
Fair value of convertible notes issued during period	30,756,875
Payments on convertible notes	(20,180,100)
Change in fair value of convertible notes (1)	(2,208,921)
Fair value of convertible notes exchanged for common stock	(18,898,924)
Fair value of convertible notes, end of period	$9,649,030
(1) The Company recognizes changes in fair value of convertible notes for Common Stock in Interest income (expense), net in the Condensed Consolidated Statements of Operations.
Senior Secured Convertible Notes
2024 Securities Purchase Agreement

On March 15, 2024, we entered into the 2024 Securities Purchase Agreement with the Investor under which the Company agreed to issue and sell, in one or more registered public offerings by the Company directly to the Investor in multiple tranches over a period beginning on March 15, 2024, (i) 2024 Notes for up to an aggregate principal amount of $139.0 million that will be convertible into shares of the Company’s Common Stock and (ii) 2024 Warrants to purchase shares of Common Stock.

During the three months ended June 30, 2024, the Company issued and sold to the Investor (i) 2024 Notes in the original principal amount of $13.3 million and (ii) 2024 Warrants to purchase up to 3.9 million shares of Common Stock.

As of June 30, 2024, the Company had issued and sold to the Investor (i) 2024 Notes in aggregate original principal amount of $22.3 million and (ii) 2024 Warrants to purchase up to 5.5 million shares of Common Stock pursuant to the 2024 Securities Purchase Agreement (following adjustment in connection with the Company’s Reverse Split). As of June 30, 2024, $7.8 million aggregate principal amount remained outstanding under the 2024 Notes, and no shares had been issued pursuant to the 2024 Warrants.

No 2024 Note may be converted and no 2024 Warrant may be exercised to the extent that such conversion or exercise would cause the then holder of such 2024 Note or 2024 Warrant to become the beneficial owner of more than 4.99%, or, at the option of such holder, 9.99% of the Company’s then outstanding Common Stock, after giving effect to such conversion or exercise.

Issuances of Common Stock under the 2024 Notes and the 2024 Warrants were also subject to the Exchange Cap (as defined in the 2024 Notes and the 2024 Warrants) until approved by the Company’s stockholders. On May 14, 2024, the Company’s stockholders approved issuances of Common Stock under the 2024 Notes and the 2024 Warrants in excess of the Exchange
Cap.

2024 Notes

The 2024 Notes are issued with original issue discount of 12.5%, resulting in $22.3 million aggregate proceeds and a net proceeds of $19.5 million across 2024 Notes issued as of June 30, 2024, and are or will be senior, secured obligations of the Company, ranking senior to all other unsecured indebtedness, subject to certain limitations and are unconditionally guaranteed by each of the Company’s subsidiaries, pursuant to the terms of a certain security agreement and subsidiary guarantee. The 2024 Notes are issued pursuant to the Company’s Indenture (the “Base Indenture”) with U.S. Bank Trust Company, National Association, as trustee (the “Trustee”), and supplemental indentures thereto.

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

All amounts due under any 2024 Note are convertible at any time, in whole or in part, at the option of the holders into shares of Common Stock at a conversion price equal to the applicable Reference Price set forth in such 2024 Note or (b) the greater of (x) the applicable Floor Price set forth in such 2024 Note and (y) 87.5% of the volume weighted average price of the Common Stock during the ten trading days ending and including the trading day immediately preceding the delivery or deemed delivery of the applicable conversion notice, as elected by the converting holder. The Reference Price and Floor Price are subject to customary adjustments upon any stock split, stock dividend, stock combination, recapitalization or similar event. The Reference Price is also subject to full-ratchet adjustment in connection with a subsequent offering at a per share price less than the Reference Price then in effect. Subject to the rules and regulations of Nasdaq, we have the right, at any time, with the written consent of the Investor, to lower the reference price to any amount and for any period of time deemed appropriate by our board of directors. Upon the satisfaction of certain conditions, we may prepay any 2024 Note upon 15 business days’ written notice by paying an amount equal to the greater of (i) the face value of the 2024 Notes at premium of 25% (or 75% premium, during the occurrence and continuance of an event of default, or in the event certain redemption conditions are not satisfied) and (ii) the equity value of the shares of Common Stock underlying the 2024 Notes. The equity value of our Common Stock underlying the 2024 Notes is calculated using the two greatest volume weighted average prices of our Common Stock during the period immediately preceding the date of such redemption and ending on the date we make the required payment.

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
As of June 30, 2024, the contractual principal balance of the 2024 Notes was $7.8 million and the fair value was $9.6 million. During the three months ended June 30, 2024, the Investor converted $14.4 million of principal into Common Stock and we recorded a $3.6 million fair value adjustment in Interest income (expense), net in the Condensed Consolidated Statements of Operations related to the 2024 Notes. No fair value adjustments related to the 2024 Notes attributable to changes in credit risk were recorded during the three and six months ended June 30, 2024. Going forward, any future fair value adjustments attributable to changes in credit risk will be recorded in Other comprehensive loss.
The estimated fair value of the 2024 Notes as of each respective issuance date totaled was $30.8 million. The fair value was computed using a Monte Carlo Simulation Model which incorporates significant inputs that are not observable in the market, and thus represents a Level 3 fair value measurement. The unobservable inputs utilized for measuring the fair value of the 2024 Notes reflect our assumptions about the assumptions that market participants would use in valuing the 2024 Notes as of the issuance date and subsequent reporting period.
We determined the fair value by using the following key inputs to the Monte Carlo Simulation Model:

Issuance Date	March 15, 2024
Maturity Date	March 15, 2025
Principal Balance as of the Valuation Date	$9,000,000
Risk-Free Rate (Annual)	5.3%
Corporate Bond Yield	15.78%
Volatility (Annual)	85.00%

Issuance Date	May 10, 2024
Maturity Date	May 10, 2025
Principal Balance as of the Valuation Date	$6,285,714
Risk-Free Rate (Annual)	5.3%
Corporate Bond Yield	15.59%
Volatility (Annual)	95.00%

Issuance Date	May 29, 2024
Maturity Date	May 29, 2025
Principal Balance as of the Valuation Date	$7,000,000
Risk-Free Rate (Annual)	5.3%
Corporate Bond Yield	15.60%
Volatility (Annual)	90.00%

As of June 30, 2024, the Company was in compliance with the debt terms and associated covenants under the 2024 Notes. As of August 19, 2024, $7.5 million in aggregate principal amount remained outstanding under the 2024 Notes.
Warrants Exercisable

During the three and six months ended June 30, 2024, the Company issued 2024 Warrants to purchase 5.5 million shares of Common Stock at an exercise price ranging from $5.89 to $7.00 per share (following adjustment in connection with the Company’s Reverse Split). As of June 30, 2024, no shares have been issued pursuant to the 2024 Warrants.
The fair value of the components of the 2024 Securities Purchase Agreement was allocated between the 2024 Notes and the 2024 Warrants. As of June 30, 2024, the fair value of the 2024 Warrants in total was $4.6 million. During the six months ended June 30, 2024, we recorded a $4.4 million fair value adjustment in the Condensed Consolidated Statements of Operations related to the 2024 Notes. The fair value of the 2024 Warrants was measured using the Black Scholes model approach. Significant inputs to the model at each respective issuance date and June 30, 2024 are as follows:

Valuation Assumptions	June 30, 2024	Initial Recognition on March 15, 2024
Fair Value	$1,266,294	$4,749,754
Stock Price	$1.57	$5.32
Strike Price	$7.0000	$7.0000
Volatility (annual)	65.0%	45.0%
Risk-Free Rate	4.3%	4.2%
Estimated time to expiration (years)	10	10
Dividend Yield	0.0%	0.0%

Valuation Assumptions	June 30, 2024	Initial Recognition on May 10, 2024
Fair Value	$1,564,661	$3,706,121
Stock Price	$1.57	$3.60
Strike Price	$5.8860	$5.8860
Volatility (annual)	65.0%	50.0%
Risk-Free Rate	4.3%	4.4%
Estimated time to expiration (years)	10	10
Dividend Yield	0.0%	0.0%

Valuation Assumptions	June 30, 2024	Initial Recognition on May 29, 2024
Fair Value	$1,749,487	$4,099,389
Stock Price	$1.57	$3.80
Strike Price	$5.8880	$5.8880
Volatility (annual)	65.0%	45.0%
Risk-Free Rate	4.3%	4.5%
Estimated time to expiration (years)	10	10
Dividend Yield	0.0%	0.0%

Green Senior Convertible Notes Due 2026
On December 12, 2023, the Company entered into a securities purchase agreement (the “2023 Securities Purchase Agreement”) under which the Company issued, pursuant to the Base Indenture and a First Supplemental Indenture between the Company and the Trustee, $20.0 million principal amount of green senior convertible notes (the “2026 Notes”) due October 1, 2026. The 2026 Notes were a senior secured obligation of the Company and ranked senior to all unsecured debt of the Company. The 2026 Notes were guaranteed by all the Company’s current subsidiaries and were secured by substantially all the assets of the Company and its subsidiaries. The 2026 Notes were issued with an original issue discount of 12.5%.
The Company paid fees in connection with the issuance of the 2026 Notes of $0.6 million, resulting in net proceeds of $16.9 million. We have elected to account for the 2026 Notes using the fair value option under GAAP. All direct costs related to the issuance of our convertible notes were recognized in Interest income (expense), net in the Consolidated Statements of Operations for the year ended December 31, 2023.
During the first quarter of 2024, the Company repaid the 2026 Notes in full.
As of June 30, 2024 the contractual principal balance of the 2026 Notes was zero. During the six months ended June 30, 2024, we recorded no fair value adjustment in Other comprehensive loss related to the 2026 Notes. No fair value adjustments related to the 2026 Notes attributable to changes in credit risk were recorded during the six months ended June 30, 2024.
Warrants Under the 2023 Securities Purchase Agreement
On December 12, 2023, as part of the 2023 Securities Purchase Agreement, the Company issued warrants (the “2023 Warrants”) to purchase 25.6 million shares of Common Stock at an exercise price of $8.984 per share.
The fair value of the components of the 2023 Securities Purchase Agreement was allocated between the 2026 Notes and the 2023 Warrants. As of December 31, 2023, the fair value of the 2023 Warrants was $5.6 million. During the six months ended June 30, 2024, in connection with a First Amendment to Green Senior Secured Convertible Note Due 2026, the Company entered into an agreement to exchange the 2023 Warrants for a total of 0.4 million shares of Common Stock for a total value of $2.8 million, whereupon the 2023 Warrant was cancelled. The Company recorded a gain in the quarter ended March 31, 2024 of $2.7 million in connection with this exchange in Interest income (expense), net in the Condensed Consolidated Statements of Operations related to the 2023 Warrants. The transaction occurred in the quarter ended March 30, 2024.

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

Lease expense for operating leases is recognized on a straight-line basis over the lease term as either cost of sales or operating expenses depending on the nature of the leased asset. In connection with the Aero Divestiture, we entered into an agreement of one of our operating leases, resulting in savings of approximately $52,000 per month as reimbursed by buyer.

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Short-term lease expense	$58,353	$68,368	$137,430	$126,675
Operating lease expense	800,893	568,157	1,358,498	1,140,497
Total lease expense	$859,246	$636,525	$1,495,928	$1,267,172
During the three months ended June 30, 2024, in connection with Aero Divestiture, the Company is reimbursed for its premises by Aero Velocity (buyer of Aero) and received income of $41,847 prorated for the month of June 2024. This amount is expected to be $52,309 per month subsequently. For the next 5 years the Company expects to receive $355,700 for the second half of 2024 $637,301 in 2025, $654,087 in 2026, $671,460 in 2027, $689,442 in 2028 and $708,052 thereafter.

Lease right-of-use assets consisted of the following:

	June 30, 2024	December 31, 2023
Operating leases	$3,706,761	$4,174,800
Finance leases	5,520,803	5,621,181
Total lease right-of-use assets	$9,227,564	$9,795,981

Lease liabilities consisted of the following:

	June 30, 2024	December 31, 2023
Operating leases	$5,822,588	$6,292,954
Finance leases	2,253,866	2,548,184
Total lease liabilities	8,076,454	8,841,138
Less: current portion	(3,028,889)	(3,560,612)
Long-term portion	$5,047,565	$5,280,526

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

	June 30, 2024				December 31, 2023
	Fair Value	Level 1	Level 2	Level 3	Fair Value	Level 1	Level 2	Level 3
Warrant liability	$4,580,442	$—	$—	$4,580,442	$5,605,325	$—	$—	$5,605,325
Convertible notes	$9,649,030	$—	$—	$9,649,030	$20,180,100	$—	$—	$20,180,100

10.    STOCK-BASED COMPENSATION
We maintain, as approved by the board of directors and the stockholders, the 2017 Incentive Stock Plan, the 2019 Incentive Stock Plan, and 2023 Long-Term Incentive Plan (collectively, the “Plans”) providing for the issuance of stock-based awards to employees, officers, directors or consultants of the Company. Non-qualified stock options may only be granted with an exercise price equal to the market value of our Common Stock on the grant date. Shares reserved for stock awards under the plans total 17.5 million. Total shares remaining available for stock incentive grants under the Plans totaled approximately 3.1 million as of June 30, 2024. We have granted stock options, restricted stock awards (“RSAs”), restricted stock units (“RSUs”), and performance share units (“PSUs”) under the Plans.
On June 17, 2024, the Company effected the Reverse Split. The authorized number of shares of Common Stock was not affected by the Reverse Split.
The Company adjusted the exercise price, number of shares issuable on exercise or vesting and/or other terms of its outstanding stock options, warrants, restricted stock, and restricted stock units to reflect the effects of the Reverse Split. The number of shares of Common Stock available for issuance under the Company’s equity incentive plans was not affected.

Stock-based compensation expense
The following table summarizes stock-based compensation expense for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Stock options	$242,243	$242,571	$484,468	$483,109
Restricted stock awards	1,887,501	2,505,234	3,874,151	4,567,072
Restricted stock units	(82,221)	—	139,675	—
Performance-based restricted stock awards	848,689	1,029,291	1,768,122	1,751,304
Total stock-based compensation expense	$2,896,212	$3,777,096	$6,266,416	$6,801,485

Stock options
A summary of stock option activity for the six months ended June 30, 2024 is as follows:

	Number of Options	Weighted Average Exercise Price per Option	Weighted Average Remaining Contractual Life (Years)
Balance, December 31, 2023	14,822	$205.4	7.5
Exercised	—	—	—
Balance, June 30, 2024	14,822	$205.4	7.5
Number of options exercisable at June 30, 2024	12,352	$205.4	7.5

As of June 30, 2024, unrecognized compensation expense was $0.2 million for unvested options which is expected to be recognized over the next 0.2 years.

Restricted stock awards
A summary of restricted stock award activity for the six months ended June 30, 2024 is as follows:

	Number of Unvested Shares	Weighted Average Grant Date Fair Value per Share
Balance, December 31, 2023	256,416	$52.3
Granted	—	—
Vested	(96,976)	59.1
Forfeited	(9,177)	50.0
Balance, June 30, 2024	150,263	$48.0

As of June 30, 2024, unrecognized compensation expense was $4.8 million for unvested restricted stock awards which is expected to be recognized over the next 0.3 years.

Restricted stock units
A summary of restricted stock unit activity for the six months ended June 30, 2024 is as follows:

	Number of Unvested Shares	Weighted Average Grant Date Fair Value per Share
Balance, December 31, 2023	—	$—
Granted	759,120	6.34
Vested	—	—
Forfeited	(9,484)	—
Balance, June 30, 2024	749,636	$6.34

As of June 30, 2024, unrecognized compensation expense was $1.2 million for unvested restricted stock units which is expected to be recognized over the next 2.21 years.

Performance share units

As of June 30, 2024, the number of unvested PSUs was 0.7 million. The vesting of PSUs is conditioned upon achievement of certain performance objectives over a performance period ending December 31, 2024, 2025 and 2026 as defined in each award agreement. For the PSUs issued in 2022 and 2023 with a performance period ending December 31, 2024 and 2025, fifty percent of the PSUs vest based upon the Company’s total shareholder return as compared to a group of peer companies (“TSR PSUs”), and fifty percent of the PSUs vest based upon our performance on certain measures including a cumulative adjusted EBITDA target (“EBITDA PSUs”). For the PSUs issued in 2024 with a performance period ending December 31, 2026, one hundred percent of the PSUs vest based upon our performance on a cumulative revenue target (“Revenue PSUs”). Depending on the actual achievement on the performance objectives, the grantee may earn between 0% and 200% of the target PSUs.

A summary of the activity for PSU awards with total shareholder return performance objectives for the six months ended June 30, 2024 is as follows:

	Number of Unvested Shares	Weighted Average Grant Date Fair Value per Share
Balance, December 31, 2023	83,598	$88.00
Granted	—	—
Forfeited	(1,369)	37.60
Balance, June 30, 2024	82,229	$88.93

As of June 30, 2024, unrecognized compensation expense was $2.3 million, performance measures are expected to be met and vest and be recognized over the next 0.3 years.

A summary of the PSU awards with cumulative adjusted EBITDA targets for the three months ended June 30, 2024 is as follows:

Number of Unvested Shares
Balance, December 31, 2023	68,288
Granted	—
Forfeited	(1,369)
Balance, June 30, 2024	66,919
The fair value of PSUs is calculated based on the stock price on the date of grant. The stock-based compensation expense recognized each period is dependent upon our estimate of the number of shares that will ultimately vest based on the achievement of EBITDA-based performance conditions. Future stock-based compensation expense for unvested EBITDA PSUs will be based on the fair value of the awards as of the grant date. During the quarter ended June 30, 2024, we recorded an expense of $0.1 million related to unvested 2022 issued EBITDA PSUs. This expense reflects the fair value of the EBITDA PSUs that is expected to vest based on the achievement of the established performance targets. The future stock-based compensation expense for the 2023 issued unvested revenue PSUs will be based on the fair value of the awards as of the grant date which has not yet occurred, as the cumulative adjusted EBITDA target condition is not yet defined.
As of June 30, 2024, there were no PSU awards expensed as cumulative revenue targets outstanding. The stock-based compensation expense recognized each period is dependent upon our estimate of the number of shares that will ultimately vest based on the achievement of revenue-based performance conditions. Future stock-based compensation expense for unvested revenue PSUs will be based on the fair value of the awards as of the grant date, which has not yet occurred, as the cumulative adjusted revenue target condition is not yet defined.

11.    STOCKHOLDERS’ EQUITY

Common Stock
We have one class of Common Stock, par value $0.001 per share. Each share of our Common Stock is entitled to one vote on all matters submitted to stockholders. The Company effected the Reverse Stock Split of the Company’s then issued and outstanding shares of Common Stock. The Reverse Stock Split did not affect the number of authorized shares of Common Stock for issuance, and, as of June 30, 2024, our authorized shares of Common Stock for issuance was 450.0 million with a par value $0.001 per share.
At-The-Market Sales Agreement

On March 10, 2022, we established an at-the-market equity program (the “ATM Program”). Under the ATM Program, we may offer and sell shares of our Common Stock having an aggregate sales price of up to $175.0 million.
During the three months ended June 30, 2024 no shares were issued under the ATM Program and for the six months ended June 30, 2024, we issued 0.5 million shares under the ATM Program for net proceeds of $2.7 million. The remaining aggregate sales available under the ATM Program is $95.6 million as of June 30, 2024. Certain of our other existing financing arrangements place certain conditions and restrictions on the use of our ATM Program.
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
In connection with the ELOC Purchase Agreement, the Company paid a non-cash commitment fee to the Purchaser in the amount of 188,755 shares of Common Stock of the Company (valued at $1.5 million). The Company reflected the commitment fee as an expense in Interest expense in the consolidated statements of operations based on the fair value on the issuance date. Under applicable rules of the Nasdaq Capital Market, the Company cannot issue or sell more than 19.99% of the shares of Common Stock outstanding immediately prior to the execution of the ELOC Purchase Agreement to the Purchaser under the ELOC Purchase Agreement without stockholder approval. During the three and six months ended June 30, 2024, the Company sold 600,000 shares of common stock at prices ranging between $4.42 and $6.86 pursuant to the ELOC Purchase Agreement and received proceeds of $3.1 million. This activity occurred in the quarter ended March 31, 2024. The Company’s other financing arrangements substantially limit our ability to use the ELOC Purchase Agreement in the future.
The Company evaluated the contract that includes the right to require the Purchaser to purchase shares of common stock in the future (“purchased put right”) considering the guidance in ASC 815-40, “Derivatives and Hedging - Contracts on an Entity’s Own Equity” (“ASC 815-40”) and concluded that it is an equity-linked contract that does not qualify for equity classification, and therefore requires fair value accounting as a derivative asset. The Company has analyzed the terms of the freestanding purchased put right and has concluded that it had insignificant value as of June 30, 2024.
Preferred Stock
Workhorse has authorized 75.0 million shares of Series A Preferred Stock, par value $0.001 per share. Our certificate of incorporation provides that shares of preferred stock may be issued from time to time in one or more series. Our Board of Directors is authorized to fix the voting rights, if any, designations, powers, preferences, qualification, limitations and restrictions thereof, applicable to the shares of preferred stock. As of June 30, 2024, there were no shares of Series A Preferred Stock issued and outstanding.
Warrants
In connection with the issuance of debt and Common Stock, we issued equity-classified warrants to purchase shares of our Common Stock. As of June 30, 2024 there were approximately 5.5 million warrants outstanding under our 2024 Warrants.

12.    INCOME TAXES
As of June 30, 2024 and December 31, 2023, our deferred tax liability was zero. Cumulative deferred tax assets are fully reserved as there is not sufficient evidence to conclude it is more likely than not the deferred tax assets are realizable. No current liability for federal or state income taxes has been included in these Condensed Consolidated Financial Statements due to the loss for the periods.

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

The following table presents the potentially dilutive shares that were excluded from the computation of diluted net loss per share of Common Stock, because their effect was anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Stock-based awards and warrants*	1,115,820	509,958	1,115,820	509,958
Convertible notes	2,880,887	—	2,880,887	—
* Prior periods presented have been adjusted to reflect the 1-for-20 reverse stock split effective on June 17, 2024.

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

Legal Proceedings

CSI Litigation

On April 19, 2024, Coulomb Solutions Inc. (“CSI”), a supplier to the Company of certain of the batteries used in its trucks, filed a complaint against the Company in United States District Court for the Eastern District of Michigan (Case No. 2:24-cv-11048). In its complaint, CSI asserts two claims – a breach of contract claim and an alternative unjust enrichment claim – that are both based upon Workhorse’s alleged failure to pay amounts due under several invoices. CSI seeks to recover damages in excess of $4 million, including alleged past due amounts, interest, and collection costs. Workhorse filed its answer to the complaint on June 4, 2024. The parties are currently conducting discovery. The Company is also currently in negotiations with CSI to resolve this matter and has accrued for these appropriate amounts as of June 30, 2024.

16.    SUBSEQUENT EVENTS
The Company has evaluated subsequent events for potential recognition and disclosures through the date the accompanying condensed consolidated financial statements were filed.
2024 Securities Purchase Agreement

Pursuant to the 2024 Securities Purchase Agreement, on July 18, 2024, the Company issued and sold to the Investor a (i) 2024 Note in the original principal amount of $4,000,000 and (ii) 2024 Warrant to purchase up to 2,715,777 shares of Common Stock.

17.    SUPPLEMENTAL CASH FLOW INFORMATION
During the six months ended June 30, 2024, the Company repaid a portion of the convertible note with a principal amount of $14.4 million through the issuance of 4.9 million shares of common stock. This transaction involved converting the debt into equity, which does not involve a cash outflow. However, this conversion resulted in an increase in shareholders' equity and a reduction in long-term debt, which is reflected in the equity and liabilities sections of the Condensed Consolidated Balance Sheets.

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

On March 15, 2024, we entered into a securities purchase agreement (the “2024 Securities Purchase Agreement”) with an institutional investor (the “Investor”), under which we agreed to issue and sell, in one or more registered public offerings by the Company directly to the Investor, in multiple tranches over a period beginning on March 15, 2024, senior secured convertible notes (the "2024 Notes") for up to an aggregate principal amount of $139.0 million that are convertible into shares of the Company's Common Stock, par value of $0.001 per share (“Common Stock”) and warrants to purchase shares of Common Stock (the “2024 Warrants”).

During the three months ended June 30, 2024, we issued and sold to the Investor (i) 2024 Notes in the original principal amount of $13.3 million and (ii) 2024 Warrants to purchase up to 3.9 million shares of Common Stock. As of June 30, 2024 we had issued and sold to the Investor (i) 2024 Notes in aggregate original principal amount of $22.3 million and (ii) 2024 Warrants to purchase up to 5.5 million shares of Common Stock pursuant to the 2024 Securities Purchase Agreement (following adjustment in connection with the Company's 1-for-20 Reverse Split).

The 2024 Securities Purchase Agreement provides additional closings as of August 19, 2024 of up to $112.7 million in aggregate principal amount of additional 2024 Notes and, if our share price makes such exercise feasible, the possible receipt of proceeds from the exercise of the corresponding 2024 Warrants pursuant to the 2024 Securities Purchase Agreement. However, we may not realize the full amount available under the 2024 Securities Purchase Agreement. Under the terms of the 2024 Securities Purchase Agreement, our ability to issue and sell additional 2024 Notes to the Investor is restricted if the Investor has not converted previous tranches of 2024 Notes into our Common Stock and sold the shares issued on conversion. Accordingly, the Investor’s ability to make such conversions and sales, and therefore our access to additional liquidity under the 2024 Securities Purchase Agreement, depends on there being a robust public trading market for our Common Stock. Since consummating the Reverse Split of our Common Stock in June 2024, the Nasdaq trading volume of our Common Stock has generally been lower (on a Reverse Split-adjusted basis) than it was before we consummated the Reverse Split. If these conditions continue, the $112.7 million aggregate amount of 2024 Notes we can issue and sell under the 2024 Securities Purchase Agreement may be reduced, and the issuances and sales that we are able to make may be delayed.

If we are not able to complete the additional closings, receive proceeds from the exercise of 2024 Warrants or find another source of liquidity in the immediate future, we may be unable to continue our operations or may need to substantially reduce them. Additional information concerning the 2024 Securities Purchase Agreement, the 2024 Notes, and the 2024 Warrants is set forth in Note 1 and Note 7 to the Condensed Consolidated Financial Statements.

Cost-saving Measures

Another vital component of management’s intended plan over the next twelve months to improve our liquidity and working capital requirements is reducing our operating costs to, among other things, reduce demands on the liquidity that is available to us. Accordingly, in the first and second quarter of 2024 we took the measures described below and started to realize the full benefit of such measures during the second quarter ended June 30, 2024.

•We completed a reduction in force (the “RIF”) pursuant to which we terminated approximately 20% of our total workforce, excluding direct labor. We have not incurred and do not expect to incur material costs in connection with the RIF.
•Each of our executive officers agreed to defer payment of approximately 20% of their cash compensation into the third quarter of 2024.
•On June 6, 2024, the Company completed the previously disclosed divestiture of its Aero business as further described below.

In addition, on April 22, 2024, we furloughed 73 employees at our Union City manufacturing facility without pay, and we have experienced voluntary attrition of personnel, including senior managers of the Company, during and after the second quarter of 2024. We expect the furloughs and voluntary attrition to continue to provide operational savings. We have not incurred, and do not expect to incur, material costs in connection with the furloughs. We are also currently working with certain of our vendors to extend or restructure the payment terms of past due accounts payable balances. The furloughs, salary deferrals and vendor discussions are part of our previously disclosed strategy to reduce costs. During the second quarter of 2024, we started to reinstate certain furloughed employees to fulfill vehicle production requirements for the W56. However, there is still no assurance that all furloughed employees, including key personnel will be available and willing to return to work or that we will be able to replace the employees who departed voluntarily.

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
Aero Drone Design and Manufacturing Operations
As previously disclosed and discussed above as part of our cost-saving measures, on February 20, 2024, our Board of Directors approved a plan to cease the production operations of our drone design and manufacturing business and transition to only operating as a Drones as a Service business. The decision to cease operation of our drone design and manufacturing product line was not considered a strategic shift having major effects on operations and therefore does not meet the criteria to qualify as a discontinued operation.
On June 6, 2024, we completed the previously disclosed divestiture of our Aero business (the “Aero Divestiture”) to a third party. We expect the Aero Divestiture to provide monthly cost savings of approximately $0.4 million and enhance our ability to concentrate on our commercial electric vehicle truck business. Under the agreement’s earn-out provisions, the Company will receive a portion of the proceeds if the Aero business realizes positive net cash flow but these contingencies are indeterminable at this time. The loss on the sale for this business was $0.7 million of which $0.4 million was included in the Selling, general and administrative expenses and $0.3 million in Cost of sales on the Condensed Consolidated Statements of Operations for three and six months ended June 30, 2024.

Nasdaq Listing Requirements; Reverse Stock Split

As previously disclosed, on September 22, 2023, we received notice from Nasdaq indicating that the closing bid price for our Common Stock had fallen below Nasdaq’s $1.00 minimum bid price requirement (the “Minimum Bid Requirement”) for continued listing for 30 consecutive trading days and, therefore, we were no longer in compliance with the Minimum Bid Requirement. In order for us to regain compliance, the closing bid price of our Common Stock had to be equal to or above the $1.00 minimum bid price for a period of 10 consecutive trading days prior to March 20, 2024. As also previously disclosed, on March 21, 2024, we received written notification from Nasdaq granting our request for a 180-day extension to regain compliance with the minimum bid requirement. After the granting of the extension, the closing bid price of our Common Stock had to be equal to or above the $1.00 minimum bid price for a period of 10 consecutive trading days prior to September 16, 2024.

On June 17, 2024, we effected a 1-for-20 reverse split of our outstanding shares of Common Stock following the 2024 Annual
General Meeting of our stockholders at which our stockholders approved this reverse split. The authorized number of Common
Stock was not affected.

On July 3, 2024, Nasdaq confirmed that we were in compliance with the Minimum Bid Requirement.

Vehicles in Production

We continue to focus on product quality, manufacturing capacity and operational planning, and engineering and design to enable increased deliveries and deployments of our products and future revenue growth. During the first half of 2024, we continued executing our strategic product roadmap for our electric vehicle offerings, including the production of the W4CC, W56 and the development of the W56 208-inch wheelbase vehicle program in both strip chassis and step van variants. We continued to electrify the fleet of vehicles being used in our Stables by Workhorse initiative, which operates FedEx Ground delivery routes in the greater Cincinnati area. The electrification of the fleet provides us with firsthand data on the benefits and challenges of independent fleet operators experience while executing last-mile delivery operations. The initiative also provides valuable insights into how our customers can plan for and manage the transition to EV operations, including how to develop adequate charging infrastructure, training and maintenance services. In addition to our ongoing production ramp in 2024-2025, we intend to continue to generate demand and brand awareness by improving our vehicles’ performance and functionality, and by developing new vehicle programs, including new W56 variants. We expect to continue to benefit from ongoing electrification of the commercial vehicle market and in particular "last mile delivery" sector.
Recent Trends and Market Conditions

We continue to monitor macroeconomic conditions to remain flexible and to optimize and evolve our business as appropriate, and we will have to accurately project demand and infrastructure requirements globally and deploy our production, workforce and other resources accordingly.

Market Demand. Our sales during the first half of 2024 were lower than the prior year period due to slower-than-anticipated industry wide electric vehicle adoption rates and lack of government subsidies and incentives available to our dealers as well as slower than expected roll-out of additional power to electric grids and the resulting effect on roll-outs of electric vehicle charging infrastructure, nationwide. Delayed governmental approvals in certain states and slower than expected proliferation of charging stations across the country have also adversely impacted demand. However, we expect adoption rates to accelerate in 2025, driven by more stringent state and federal emissions requirements and continued government subsidies and incentives that will continue to reduce cost barriers for EV ownership, including the approval for our W56 platform for the California’s Hybrid and Zero-Emission Truck and Bus Voucher Incentive Project (HVIP) program through California Air Resource Board (CARB), providing buyers with an $85,000 base voucher per W56 vehicle purchased. The accelerated adoption rates are related to the enforcement of California’s Advanced Clean Fleets Regulation (“ACF Regulation”), which is contingent upon the Environmental Protection Agency (“EPA”) granting a waiver or determining that a waiver is not necessary. Under the Clean Air Act, California holds the unique authority to request a waiver of preemption, which typically restricts states from setting their own emissions standards for new motor vehicles. The EPA’s role involves a thorough review of comments and an assessment to determine if the criteria for granting a waiver are satisfied. This regulatory landscape is a significant consideration for our operations and strategic planning.

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

Supply Chain. We continue to develop relationships with suppliers of key parts, components and raw materials to be used in the manufacture of our products such as batteries, electronics, and vehicle chassis that are sourced from suppliers across the world. As we continue to execute on our new vehicle programs, we will continue to identify supplier relationship and vehicle program synergies which may allow us to take advantage of pricing efficiencies from economies of scale. Where available, we will utilize multiple supply sources for key parts, and we will work to qualify multiple supply sources to achieve pricing efficiencies and minimize potential production risks related to supply chain. As previously disclosed, we are currently working with certain of our vendors to extend or restructure the payment terms of past due accounts payable balances. We are also currently in litigation with one of our battery suppliers, Coulomb Solutions Inc. For more information concerning this matter, see Note15, Commitments and Contingencies to the Condensed Consolidated Financial Statements attached hereto.

Inflation. Inflation continues to impact our operations, resulting from both supply and demand imbalances as economies continue to face constraints as well as the impact on the availability and cost of energy and other commodities as a result of the ongoing conflicts in Ukraine and Israel. We are seeing a near-term impact on our business due to inflationary pressure. In an effort to dampen inflationary pressures, central banks have continued to hold constant high interest rates, which will likely raise the cost of any financing the Company may undertake in the future.

Geopolitical: 2024 is a Presidential election year in the U.S., and our operations and results may be impacted due to uncertainty of the political environment. Election results could affect the support for the adoption of electric vehicles, as well as the availability of government subsidies to fund the adoption of electric vehicles. In addition, recent U.S. Supreme Court decisions that purport to limit the authority of federal executive agencies, including the EPA, may affect our industry in ways we cannot yet predict.

The following section provides a narrative discussion about our financial condition and results of operations. The comments should be read in conjunction with our Condensed Consolidated Financial Statements and related Notes thereto included in Item 1 of this Form 10-Q and in conjunction with our Form 10-K.

Results of Operations
The following table sets forth, for the periods indicated, the components of the Company’s Condensed Consolidated Statements of Operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Sales, net of returns and allowances	$842,440	$3,966,463	$2,181,735	$5,659,878
Cost of sales	7,301,348	8,427,377	14,744,126	13,755,496
Gross loss	(6,458,908)	(4,460,914)	(12,562,391)	(8,095,618)
Operating expenses
Selling, general and administrative	12,066,553	14,002,517	26,161,831	28,692,360
Research and development	1,992,779	5,059,745	5,520,690	12,284,594
Total operating expenses	14,059,332	19,062,262	31,682,521	40,976,954
Loss from operations	(20,518,240)	(23,523,176)	(44,244,912)	(49,072,572)
Interest income (expense), net	(5,158,859)	505,500	(6,791,326)	1,055,859
Fair value adjustment (loss) on warrants	(642,900)	—	(4,439,548)	—
Loss before benefit for income taxes	(26,319,999)	(23,017,676)	(55,475,786)	(48,016,713)
Benefit for income taxes	—	—	—
Net loss	$(26,319,999)	$(23,017,676)	$(55,475,786)	$(48,016,713)

Sales, net of returns and allowances
Sales, net of returns and allowances for the three months ended June 30, 2024 and 2023 were $0.8 million and $4.0 million, respectively. Sales, net of returns and allowances, for the six months ended June 30, 2024 and 2023 were $2.2 million and $5.7 million, respectively. The decrease in sales was primarily due to lower W4 CC vehicle sales compared with the same period a year ago, which was partially offset by an increase in other service revenue generated from operating our Stables by Workhorse route, Drones as a Service before the Aero Divestiture and other service revenue.
Cost of sales
Cost of sales for the three months ended June 30, 2024 and 2023 were $7.3 million and $8.4 million, respectively. The decrease in cost of sales was primarily due to a $4.4 million decrease in costs related to direct materials due to lower sales volume and higher volume of vehicles capitalized into finished goods, a decrease in consulting expenses of $0.5 million and a $0.5 million decrease in employee compensation and related expenses due to lower headcount as result of employee furloughs during the period. The decrease in cost of sales was partially offset by a $2.7 million increase in inventory reserve expenses, and a $1.0 million increase in depreciation expense.

Cost of sales for the six months ended June 30, 2024 and 2023 were $14.7 million and $13.8 million, respectively. The increase in cost of sales was primarily due to a $4.6 million increase in inventory reserve expenses and a $2.0 million increase in depreciation expense which was offset by a $4.4 million decrease in costs related to direct materials and a $1.4 million reversal of warranty expenses previously accrued.
Selling, general and administrative expenses
Selling, general and administrative (“SG&A”) expenses during the three months ended June 30, 2024 and 2023 were $12.1 million and $14.0 million, respectively. The decrease in SG&A expenses was driven by a $2.4 million decrease in employee compensation and related expenses primarily due to lower headcount and a decrease of $0.6 million in marketing expenses during the period, which was partially offset by a $0.2 million increase in depreciation expense and a $0.3 million increase in information technology costs.
SG&A expenses during the six months ended June 30, 2024 and 2023 were $26.2 million and $28.7 million, respectively. The decrease was primarily driven by a $3.4 million decrease in employee compensation and related expenses due to lower headcount. This decrease was partially offset by $0.6 million increase in information technology costs and a $0.4 million increase in depreciation.

Research and development expenses

Research and development (“R&D”) expenses during the three months ended June 30, 2024 and 2023 were $2.0 million and $5.1 million, respectively. The decrease in R&D expenses was primarily driven by a $2.0 million decrease in employee compensation and related expenses due to lower headcount and a $0.8 million decrease in consulting expenses, which was partially offset by a $0.4 million increase in prototype expenses driven by the W56 208 wheel-base program.

R&D expenses during the six months ended June 30, 2024 and 2023 were $5.5 million and $12.3 million, respectively. The decrease in R&D expenses was primarily driven by a $2.6 million decrease in employee compensation and related expenses due to lower headcount, a $1.7 million decrease in prototype expenses related to development expenses for new products which launched in 2023, a $1.5 million decrease in consulting expenses related to the W56 program, and a reduction in other expenses of $0.6 million.

Interest (expense) income, net

Net interest expense for the three months ended June 30, 2024 was $5.2 million compared to net interest income of $0.5 million for the three months ended June 30, 2023. Net interest expense in the current year was driven by a fair value adjustment of $3.6 million and $1.9 million financing fees paid in connection with the 2024 Notes issued during the period.

Net interest expense for the six months ended June 30, 2024 was $6.8 million compared to net interest income $1.1 million for the six months ended June 30, 2023. Net interest expense in the current year was driven by a fair value adjustment of $3.5 million and $2.1 million financing fees paid in connection with the 2024 Notes issued during the period. Net interest income was higher in the prior period as a result of higher cash balances.
Fair value adjustment (loss) and warrants, net
Fair value adjustments for the three and six months ended June 30, 2024 were $0.6 million and $4.4 million respectively, related to the 2024 Warrants under the 2024 Securities Purchase Agreement.
Benefit for income taxes
Benefit for income taxes during the three and six months ended June 30, 2024 and 2023 was zero as all income tax benefits are reserved.

Liquidity and Capital Resources; Going Concern
We have financed our operations primarily through sales of equity securities and issuance of debt. We have utilized this capital for R&D to fund designing, building and delivering vehicles to customers and for working capital purposes.
We had $2.2 million of sales for the six months ended June 30, 2024. As of June 30, 2024, the Company had $5.3 million in cash and cash equivalents, accounts receivable of $0.8 million, net inventory of $46.5 million and accounts payable of $10.5 million. As of June 30, 2024, the Company had a working capital of $17.8 million, accumulated deficit of $807.0 million, and during the six months ended June 30, 2024 incurred a loss from operations of $44.2 million and used $30.1 million of cash in operating activities.

Our ability to continue as a going concern is contingent upon successful execution of management’s intended plan over the next twelve months to improve our liquidity and working capital requirements. We have made significant progress executing on our revised strategic product roadmap for our electric vehicle offerings, and we expect to generate additional sales within the next twelve months which will help support our operations. Additionally, as previously disclosed, management has reduced its discretionary spend related to non-contracted capital expenditures and, implemented cost-savings measures, including a 20% reduction in force, our executive officers deferring approximately 20% of their cash compensation into the third quarter of 2024, furloughing 73 employees at our Union City manufacturing facility without pay, of which 16 have already been reinstated as of June 30, 2024, and divesting our Aero business. We also experienced voluntary attrition during and after the three months ended June 30, 2024, which has further reduced employee compensation and related costs. As previously disclosed, we are currently working with certain of our vendors to extend or restructure the payment terms of certain past due accounts payable balances. However, if the expected sales are not generated and management is not able to control capital expenditures and other expenses, we will continue to incur substantial operating losses and negative cash flows from operations. There can be no assurance that we will be successful in implementing our plans or acquiring additional funding, that our projections of our future capital needs will prove accurate, or that any additional funding would be sufficient to continue operations in future years.

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

To the extent revenues from operations are insufficient to meet our liquidity requirements, our ability to continue as a going concern will be dependent on effectively raising capital through private or public placement of our equity securities, including the continued access to the additional closings of, as of August 19, 2024 up to $112.7 million in aggregate principal amount of additional 2024 Notes. However, we may not realize the full amount available under the 2024 Securities Purchase Agreement. Under the terms of the 2024 Securities Purchase Agreement, our ability to issue and sell additional 2024 Notes to the Investor is restricted if the Investor has not converted previous tranches of 2024 Notes into our Common Stock and sold the shares issued on conversion. Accordingly, the Investor’s ability to make such conversions and sales, and therefore our access to additional liquidity under the 2024 Securities Purchase Agreement, depends on there being a robust public trading market for our Common Stock. Since consummating the Reverse Split of our Common Stock in June 2024, the Nasdaq trading volume of our Common Stock has generally been lower (on a Reverse Split-adjusted basis) than it was before we consummated the Reverse Split. If these conditions continue, the aggregate amount of 2024 Notes we can issue and sell under the 2024 Securities Purchase Agreement may be reduced, and the issuances and sales that we are able to make may be delayed.

In addition, if our share price makes such exercise feasible, we may receive proceeds from the exercise of the corresponding 2024 Warrants pursuant to the 2024 Securities Purchase Agreement and use of the ATM Agreement (as further described below), for which there can be no assurance we will be successful in such efforts. We will also rely on debt financing or other sources of capital funding such as through the sale of assets to obtain sufficient financial resources to fund our operating activities. If we are unable to maintain sufficient financial resources, our business, financial condition and results of operations, as well as our ability to continue to develop, produce and market our new vehicle programs and satisfy our obligations as they become due, will be materially and adversely affected. This could affect future vehicle program production and sales. Failure to obtain additional financing will have a material, adverse impact on our business operations. There can be no assurance that we will be able to obtain the financing needed to achieve our goals on acceptable terms or at all. Additionally, any equity or equity-linked financings would likely have a dilutive effect on the holdings of our existing stockholders. Our current level of cash and cash equivalents are not sufficient to execute our business plan. For the foreseeable future, we will incur significant operating expenses, capital expenditures and working capital funding that will deplete our cash on hand.

Our ability to obtain additional financing is extremely limited under current market conditions including the significant amount of capital required, the market price of our stock and potential dilution from the issuance of any additional securities and our ability to maintain compliance with the listing requirements of the Nasdaq Capital Market. If we are unable to identify other sources of funding, we may need to further adjust our operations, including and up to filing a voluntary petition for relief under the Bankruptcy Code. If this were to occur, the value available to our various stakeholders, including our creditors and stockholders, is uncertain and trading prices for our securities may bear little or no relationship to the actual recovery, if any, by holders of our securities in bankruptcy proceedings, if any.

As a result of all of the matters discussed above, including our losses, current liquidity level and our projected capital needs, substantial doubt exists about our ability to continue as a going concern over the next twelve months from the date of issuance of the accompanying Condensed Consolidated Financial Statements. The Condensed Consolidated Financial Statements do not include any adjustments to the carrying amounts and classification of assets, liabilities, and reported expenses that may be necessary if we were unable to continue as a going concern.
Under the ATM Agreement, we may offer and sell shares of our Common Stock having an aggregate sales price of up to $175.0 million, in amounts and at times determined by management. During the six months ended June 30, 2024, we issued 0.5 million shares under the ATM Agreement for net proceeds of $2.7 million. During the year ended December 31, 2023, we issued 89.3 million shares under the ATM Agreement for net proceeds of $62.2 million. As of June 30, 2024 we had approximately $95.6 million available through the issuance of shares of Common Stock under the ATM Agreement. Certain of our other existing financing arrangements, including our 2024 Securities Purchase Agreement, place certain conditions and restrictions on the use of our ATM Program.
Summary of Cash Flows

	Six Months Ended June 30,
	2024	2023
Net cash used in operating activities	$(30,063,456)	$(65,800,126)
Net cash used in investing activities	$(3,759,353)	$(10,472,730)
Net cash provided by financing activities	$3,285,505	$39,376,295

Cash Flows from Operating Activities
Our cash flows from operating activities are affected by our cash investments to support the business in R&D, manufacturing, SG&A. Our operating cash flows are also affected by our working capital needs to support fluctuations in accounts receivable, inventory, accounts payable and other current assets and liabilities.
During the six months ended June 30, 2024 and 2023, net cash used in operating activities was $30.1 million and $65.8 million, respectively. The decrease in net cash used in operations was primarily attributable to a $21.7 million decrease in spend related to inventory as we slowed our inventory build due to slower than anticipated sales throughout 2023 and the first half of 2024. The decrease is also attributable to a $5.0 million decline in employee compensation and related expenses, excluding non-cash stock-based compensation, resulting from our reduction in force actions.
Cash Flows from Investing Activities

Cash used in investing activities related primarily to capital expenditures to upgrade our production and research and development facilities, were $3.8 million for the six months ended June 30, 2024 and $10.5 million for the six months ended June 30, 2023. The decrease is primarily driven by a decline in spending in tooling and equipment related to our vehicle programs at our Union City, Indiana manufacturing facility.
Cash Flows from Financing Activities
Net cash provided by financing activities during the six months ended June 30, 2024 was $3.3 million, which was primarily attributable to the issuance of Common Stock under our ATM Program offset by the payment of our 2024 Notes.
Net cash provided by financing activities during the six months ended June 30, 2023 was $39.4 million, which was primarily attributable to the issuance of Common Stock under our ATM Program.

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

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Exchange Act is recorded, processed, summarized and reported within the specified time periods and accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q was made under the supervision and with the participation of our management, including our principal executive officer and principal financial officer.

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2024, the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our principal executive officer and principal financial officer have concluded that, as of such date, our disclosure controls and procedures were not effective because of a previously reported material weakness in our internal control over financial reporting, which we describe in Part II, Item 9A of our Form 10-K for the fiscal year ended December 31, 2023.

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

As disclosed in our Form 10-K, management identified a material weakness in the design of one of our internal controls related to the review of the fair value calculation of the convertible note and warrant liability performed by a third-party valuation expert. The controls were not designed with a level of precision that would detect the use of an inappropriate input that could have a material impact on the valuation.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting, other than the remediation actions described below, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Management’s Conclusion on Internal Control Over Financial Reporting

Based on the results of its evaluation and the material weakness described above, management concluded that the Company’s internal control over financial reporting was not effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with GAAP as of June 30, 2024.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit No.	Description
10.1	Form of Note (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on March 15, 2024)
10.2	Form of Warrant (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the SEC on March 15, 2024)
10.3	Form of Third Supplemental Indenture (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed with the SEC on May 10, 2024)
10.4	Form of Fourth Supplemental Indenture (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on May 29, 2024)
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL INSTANCE DOCUMENT
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Inline XBRL Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
*Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WORKHORSE GROUP INC.

Dated: August 19, 2024	By:	/s/ Richard Dauch
Name: Richard Dauch Title: Chief Executive Officer (Principal Executive Officer)

Dated: August 19, 2024	By:	/s/ Robert M. Ginnan
Name: Robert M. Ginnan Title: Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)