Form 10-Q
period 2024-09-30
Workhorse Group Inc.
filed 2024-11-19
CIK 1425287

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
The number of shares of the Registrant’s Common Stock, $0.001 par value per share, outstanding as of November 19, 2024, was 40,981,553.

i

Forward-Looking Statements

The discussions in this Quarterly Report on Form 10-Q (this “Report”) contain forward-looking statements reflecting our current expectations that involve risks and uncertainties. These statements are made under the “safe harbor” provisions of the U.S. Private Securities Litigation Reform Act of 1995. When used in this Report, the words “anticipate,” “expect,” “plan,” “believe,” “seek,” “estimate” and similar expressions are intended to identify forward-looking statements. These are statements that relate to future periods and include, but are not limited to, statements about the features, benefits and performance of our products, our ability to introduce new product offerings and increase revenue from existing products, expected expenses including those related to selling and marketing, product development and general and administrative, our beliefs regarding the health and growth of the market for our products, anticipated increase in our customer base, expansion of our products functionalities, expected revenue levels and sources of revenue, expected impact, if any, of legal proceedings, the adequacy of our liquidity and capital resources, the likelihood of us obtaining additional financing in the immediate future and the expected terms of such financing, and expected growth in business. Forward-looking statements are statements that are not historical facts. Such forward-looking statements are subject to risks and uncertainties, which could cause actual results to differ materially from the forward-looking statements contained in this Report. Factors that could cause actual results to differ materially include, but are not limited to: our ability to develop and manufacture our new product portfolio, including the W4 CC, W750, W56 and other programs; our ability to attract and retain customers for our existing and new products; the possible implementation of changes to the existing tariff regime by the incoming Presidential Administration; risks associated with obtaining orders and executing upon such orders; the unavailability, reduction, elimination or adverse application of government subsidies and incentives or any failure by the federal government, states or other governmental entities to adopt or enforce regulations such as the California Air Resource Board’s Advanced Clean Fleet regulation; supply chain disruptions, including constraints on steel, semiconductors and other material inputs and resulting cost increases impacting our Company, our customers, our suppliers or the industry; our ability to capitalize on opportunities to deliver products to meet customer requirements; our limited operations and need to expand and enhance elements of our production process to fulfill product orders; our general inability to raise additional capital to fund our operations and business plan; our ability to obtain financing to meet our immediate liquidity needs and the potential costs, dilution and restrictions imposed by any such financing; our ability to regain compliance with the current and soon to be effective listing requirements of the Nasdaq Capital Market and otherwise maintain the listing of our securities thereon and the impact of the steps we take to regain such compliance, on our operations, stock price and future access to liquidity; our ability to protect our intellectual property; market acceptance of our products; our ability to obtain sufficient liquidity from operations and financing activities to continue as a going concern and, our ability to control our expenses; the effectiveness of our cost control measures and impact such measures could have on our operations, including the effects of furloughing employees; potential competition, including without limitation shifts in technology; volatility in and deterioration of national and international capital markets and economic conditions; global and local business conditions; acts of war (including without limitation the conflicts in Ukraine and Israel) and/or terrorism; the prices being charged by our competitors; our inability to retain key members of our management team; our inability to satisfy our customer warranty claims; the outcome of any regulatory or legal proceedings, including with Coulomb Solutions Inc.; our ability to consummate and realize the benefits of a potential sale and leaseback transaction of our Union City Facility; and other risks and uncertainties and other factors discussed from time to time in our filings with the Securities and Exchange Commission (“SEC”), including under the “Risk Factors” section of our filings with the SEC, including our Annual Report on Form 10-K for the year ended December 31, 2023 ("2023 Form 10-K"). Forward-looking statements speak only as of the date hereof. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based, except as required by law.

All references in this Report that refer to the “Company”, “Workhorse Group”, “Workhorse”, “we,” “us” or “our” are to Workhorse Group Inc.
ii

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Workhorse Group Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

	September 30, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$3,244,806	$25,845,915
Restricted cash	—	10,000,000
Accounts receivable, less allowance for credit losses of $0.2 million and $0.2 million as of September 30, 2024 and December 31, 2023, respectively	682,673	2,326,774
Other receivables	3,002,143	2,143,435
Inventory, net	43,186,462	45,408,192
Prepaid expenses and other current assets	7,357,838	8,101,162
Total current assets	57,473,922	93,825,478
Property, plant and equipment, net	34,825,810	37,876,955
Operating lease right-of-use assets, net	3,465,637	4,174,800
Finance lease right-of-use assets, net	5,470,933	5,621,181
Other assets	176,310	176,310
Total Assets	$101,412,612	$141,674,724
Liabilities
Current liabilities:
Accounts payable	$10,572,525	$12,456,272
Accrued and other current liabilities	8,384,321	4,862,740
Deferred revenue	6,350,581	4,714,331
Warranty liability	776,423	1,902,647
Operating lease liabilities, current	1,001,120	1,012,428
Finance lease liabilities, current	2,100,635	2,548,184
Warrant liability	7,229,919	5,605,325
Current portion of convertible notes	13,182,467	20,180,100
Total current liabilities	49,597,991	53,282,027
Operating lease liabilities, long-term	4,556,738	5,280,526
Total Liabilities	54,154,729	58,562,553
Commitments and contingencies
Stockholders’ Equity:
Common stock, par value $0.001 per share, 450,000,000 shares authorized, 31,862,091 shares issued and outstanding as of September 30, 2024 and 14,299,042 shares issued and outstanding as of December 31, 2023 (presented on a reverse stock split-adjusted basis)	31,862	14,299
Additional paid-in capital	879,405,617	834,666,123
Accumulated deficit	(832,179,596)	(751,568,251)
Total stockholders’ equity	47,257,883	83,112,171
Total Liabilities and Stockholders’ Equity	$101,412,612	$141,674,724
See accompanying notes to the Condensed Consolidated Financial Statements.

Workhorse Group Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Sales, net of returns and allowances	$2,509,717	$3,028,545	$4,691,451	$8,688,423
Cost of sales	6,642,549	6,557,358	21,386,676	20,312,854
Gross loss	(4,132,832)	(3,528,813)	(16,695,225)	(11,624,431)
Operating expenses
Selling, general and administrative	7,722,014	11,756,291	33,883,845	40,448,651
Research and development	2,313,423	5,771,588	7,834,113	18,056,182
Total operating expenses	10,035,437	17,527,879	41,717,958	58,504,833
Loss from operations	(14,168,269)	(21,056,692)	(58,413,183)	(70,129,264)
Interest income (expense), net	(8,317,813)	410,980	(15,109,136)	1,466,839
Fair value adjustment (loss) on warrants	(2,649,477)	—	(7,089,027)	—
Other income (loss)	—	(10,000,000)	—	(10,000,000)
Loss before benefit for income taxes	(25,135,559)	(30,645,712)	(80,611,346)	(78,662,425)
Benefit for income taxes	—	—	—	—
Net loss	$(25,135,559)	$(30,645,712)	$(80,611,346)	$(78,662,425)

Net loss per share of common stock
Basic and Diluted*	$(0.98)	$(2.84)	$(4.06)	$(8.29)

Weighted average shares used in computing net loss per share of common stock
Basic and Diluted*	25,589,725	10,793,926	19,879,290	9,487,842
See accompanying notes to the Condensed Consolidated Financial Statements.
* Prior periods presented have been adjusted to reflect the 1-for-20 reverse stock split which was effective on June 17, 2024. Additional information regarding the reverse stock split may be found in Note 1 Summary of Business and Significant Accounting Principles.

Workhorse Group Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)

	Common Stock		Additional Paid-in Capital**	Accumulated Deficit	Total Stockholders’ Equity
	Number of Shares**	Amount**
Balance as of June 30, 2023	10,261,058	$10,261	$783,043,235	$(675,665,775)	$107,387,721
Common stock issued for securities litigation settlement	1,269,036	1,269	19,998,731	—	20,000,000
Common stock issued through At-The-Market offering	1,231,961	1,232	12,496,672	—	12,497,904
Stock options and vesting of restricted shares*	7,052	7	8,369	—	8,376
Stock-based compensation	—	—	3,520,404	—	3,520,404
Net loss for the three months ended September 30, 2023	—	—	—	(30,645,712)	(30,645,712)
Balance as of September 30, 2023	12,769,107	$12,769	$819,067,411	$(706,311,487)	$112,768,693

	Common Stock		Additional Paid-in Capital**	Accumulated Deficit	Total Stockholders’ Equity
	Number of Shares**	Amount**
Balance as of December 31, 2022	8,280,268	$8,280	$736,227,713	$(627,649,062)	$108,586,931
Common stock issued for securities litigation settlement	1,269,036	1,269	19,998,731	—	20,000,000
Common stock issued through At-The-Market offering	3,166,168	3,166	52,786,346	—	52,789,512
Issuance of common stock	5,817	6	199,994	—	200,000
Stock options and vesting of restricted shares*	47,818	48	(467,262)	—	(467,214)
Stock-based compensation	—	—	10,321,889	—	10,321,889
Net loss for the nine months ended September 30, 2023	—	—	—	(78,662,425)	(78,662,425)
Balance as of September 30, 2023	12,769,107	$12,769	$819,067,411	$(706,311,487)	$112,768,693

See accompanying notes to the Condensed Consolidated Financial Statements.
*Net of tax payments related to shares withheld for option exercises and vested stock.
** Prior periods presented have been adjusted to reflect the 1-for-20 reverse stock split which was effective on June 17, 2024. Additional information regarding the reverse stock split may be found in Note 1 Summary of Business and Significant Accounting Principles.

Workhorse Group Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)

	Common Stock		Additional Paid-in Capital**	Accumulated Deficit	Total Stockholders’ Equity
	Number of Shares**	Amount**
Balance as of June 30, 2024	20,738,091	$20,738	$865,660,256	$(807,044,037)	$58,636,957
Common stock issued under 2024 Securities Purchase Agreement	11,162,343	11,162	11,769,897	—	11,781,059
Stock options and vesting of restricted shares*	105,001	105	(2,866)	—	(2,761)
Stock-based compensation	—	—	1,978,330	—	1,978,330
Other	(143,344)	(143)	—	—	(143)
Net loss for the three months ended September 30, 2024	—	—	—	(25,135,559)	(25,135,559)
Balance as of September 30, 2024	31,862,091	$31,862	$879,405,617	$(832,179,596)	$47,257,883

	Common Stock		Additional Paid-in Capital**	Accumulated Deficit	Total Stockholders’ Equity
	Number of Shares**	Amount**
Balance as of December 31, 2023	14,299,042	$14,299	$834,666,123	$(751,568,251)	$83,112,171
Common stock issued under ATM	490,445	490	1,242,159	—	1,242,649
Common stock issued under 2023 Warrant Exchange	425,000	425	2,847,075	—	2,847,500
Issuance of common stock under ELOC Purchase Agreement	600,000	600	3,123,400	—	3,124,000
Common stock issued under 2024 Securities Purchase Agreement	16,111,989	16,112	29,675,462	—	29,691,574
Stock options and vesting of restricted shares*	206,993	207	(171,250)	—	(171,043)
Stock-based compensation	—	—	8,022,851	—	8,022,851
Other	(271,378)	(271)	(203)	—	(474)
Net loss for the nine months ended September 30, 2024	—	—	—	(80,611,346)	(80,611,346)
Balance as of September 30, 2024	31,862,091	$31,862	$879,405,617	$(832,179,596)	$47,257,883

See accompanying notes to the Condensed Consolidated Financial Statements.
*Net of tax payments related to shares withheld for option exercises and vested stock.
** Prior periods presented have been adjusted to reflect the 1-for-20 reverse stock split which was effective on June 17, 2024. Additional information regarding the reverse stock split may be found in Note 1 Summary of Business and Significant Accounting Principles.

Workhorse Group Inc.
Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(80,611,346)	$(78,662,425)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5,959,822	2,468,832
Deferred revenue	1,636,250	(143,169)
Stock-based compensation	8,206,673	10,321,889
Change in inventory and prepaid purchases reserve	1,084,906	550,090
Non-cash lease expense	580,123	583,348
Change in fair value and gain on conversion of 2026 Notes and exchange of 2023 Warrants	(2,937,925)	—
Change in fair value and conversion of 2024 Notes and 2024 Warrants	18,939,100	—
Other non-cash items	2,917,251	200,000
Impairment of investment in Tropos	—	10,000,000
Effects of changes in operating assets and liabilities:
Accounts receivable	785,394	(5,295,003)
Inventory, net	1,238,803	(28,492,532)
Prepaid expenses and other current assets	641,345	(1,083,886)
Accounts payable, accrued liabilities and other	2,570,035	(5,563,625)
Warranty liability	(1,126,224)	(430,154)
Net cash used in operating activities	(40,115,793)	(95,546,635)
Cash flows from investing activities:
Capital expenditures	(4,027,565)	(16,527,317)
Net cash used in investing activities	(4,027,565)	(16,527,317)
Cash flows from financing activities:
Proceeds on convertible notes	28,250,000	—
Payments on convertible notes	(20,000,000)	—
Proceeds from issuance of common stock	4,366,649	52,789,512
Payments on finance lease	(903,357)	(659,582)
Exercise of options and restricted share award activity	(171,043)	(467,214)
Net cash provided by financing activities	11,542,249	51,662,716
Change in cash and cash equivalents	(32,601,109)	(60,411,236)
Cash and cash equivalents, beginning of the period	35,845,915	99,276,301
Cash and cash equivalents, end of the period	$3,244,806	$38,865,065

See accompanying notes to the Condensed Consolidated Financial Statements.

Workhorse Group Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1.SUMMARY OF BUSINESS AND SIGNIFICANT ACCOUNTING PRINCIPLES
Overview

Workhorse Group Inc. (“Workhorse”, the “Company”, “we”, “us”, or “our”) is an American technology company with a vision to pioneer the transition to zero-emission commercial trucks. We design, develop, manufacture and sell fully electric trucks.

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

We had sales of $4.7 million, incurred a net loss of $80.6 million and used $40.1 million of cash in operating activities during the nine months ended September 30, 2024. As of September 30, 2024, the Company had $3.2 million of cash and cash equivalents, net accounts receivable of $0.7 million, other receivables of $3.0 million, inventory, net of $43.2 million and accounts payable of $10.6 million. As of September 30, 2024, the Company had working capital of $7.9 million and an accumulated deficit of $832.2 million.

As a result of our recurring losses from operations, accumulated deficit, projected capital needs, and delays in bringing our trucks to market and lower than expected market demand, substantial doubt exists regarding our ability to continue as a going concern within one year after the issuance date of the accompanying Condensed Consolidated Financial Statements. Our ability to continue as a going concern is contingent upon successful execution of management’s intended plan over the next twelve months to improve the Company’s liquidity and working capital, which includes, but is not limited to:

•Generating revenue by increasing sales of our trucks and other services.
•Reducing expenses and limiting non-contracted capital expenditures.
•Raising capital to fund operations through the issuance of debt or equity securities, including through our 2024 Securities Purchase Agreement (as defined below) and our At-the-Market Sales Agreement (“ATM Agreement”), the sale of assets, or other strategic transactions.

It is essential that we have access to capital as we bring our existing line of trucks to market, scale up production and sales of such trucks and continue to develop additional variations of our existing trucks and our next generation of trucks. There is no assurance that we will be successful in implementing management’s plans to generate liquidity to fund these activities or other aspects of our short and long-term strategy, that our projections of our future capital needs will prove accurate or that any additional funding would be available or sufficient to continue operations in future periods.

To the extent revenues from operations are insufficient to meet our liquidity requirements, our ability to continue as a going concern will be dependent on effectively raising capital through private or public placement of our equity, debt and equity-linked securities, including the continued access to the additional closings of, as of November 18, 2024, up to $105.5 million in aggregate principal amount of additional 2024 Notes (as defined below) and, if our share price makes such exercise feasible, the possible receipt of proceeds from the exercise of the corresponding 2024 Warrants (as defined below) pursuant to the 2024 Securities Purchase Agreement (as defined below), and the continued use of the ATM Agreement, for which there can be no assurance we will be successful in such efforts. We will also rely on other debt financing or other sources of capital funding such as through the sale of assets to obtain sufficient financial resources to fund our operating activities. If we are unable to maintain sufficient financial resources, our business, financial condition and results of operations, as well as our ability to continue to develop, produce and market our truck programs and satisfy our obligations as they become due, the Company will be materially and adversely affected. This could affect future truck program production and sales. Failure to obtain additional financing will have a material, adverse impact on our business operations. There can be no assurance that we will be able to obtain the financing needed to achieve our goals on acceptable terms or at all. Additionally, any equity or equity-linked financings would likely have a dilutive effect on the holdings of our existing stockholders. The Company’s current level of cash and cash equivalents are not sufficient to execute our business plan. For the foreseeable future, we will incur significant operating expenses, capital expenditures and working capital funding that will deplete our cash on hand. These conditions raise substantial doubt regarding the Company’s ability to continue as a going concern for a period of at least one year from the date of issuance of these Condensed Consolidated Financial Statements.

Our ability to obtain additional financing is extremely limited under current market conditions including the significant amount of capital required, the market price of our stock and potential dilution from the issuance of any additional securities and our ability to regain compliance with the listing requirements of the Nasdaq Capital Market. If we are unable to identify other sources of funding, we may need to further adjust our operations and seek protection by filing a voluntary petition for relief under the Bankruptcy Code. If this were to occur, the value available to our various stakeholders, including our creditors and stockholders, is uncertain and trading prices for our securities may bear little or no relationship to the actual recovery, if any, by holders of our securities in bankruptcy proceedings, if any.

Due to these uncertainties and continued delays in market adoption of commercial electric trucks, the Company identified a triggering event under ASC 360-35-21 that required further analysis and concluded that no impairment was required.

Additional actions taken by the Company with regards to liquidity and its plan to manage operating capital include the following:

Financings under the 2024 Securities Purchase Agreement

As part of management's plan to raise capital to fund operations, we have entered into a financing arrangement that makes liquidity available in both the short term and over time. On March 15, 2024, we have entered into a securities purchase agreement (the “2024 Securities Purchase Agreement”) with an institutional investor (the “Investor”) under which we agreed to issue and sell, in one or more registered public offerings by the Company directly to the Investor in multiple tranches over a period beginning on March 15, 2024, (i) senior secured convertible notes for up to an aggregate principal amount of $139.0 million (the “2024 Notes”) that are convertible into shares of the Company’s common stock, par value of $0.001 per share (the “Common Stock”) and (ii) warrants (the “ 2024 Warrants”) to purchase shares of Common Stock.

Pursuant to the 2024 Securities Purchase Agreement, during the three months ended September 30, 2024 the Company issued and sold to the Investor (i) 2024 Notes in the original principal amount of $10.0 million ($4.0 million on July 18; $2.6 million on August 23, and $3.4 million on September 30) and (ii) 2024 Warrants to purchase up to 10.1 million (2.7 million on July 18; 2.9 million on August 23; and 4.5 million on September 30) shares of Common Stock.

As of September 30, 2024, $9.4 million aggregate principal amount remained outstanding under the 2024 Notes, and no shares had been issued pursuant to the 2024 Warrants. Upon our filing of one or more additional prospectus supplements, and our satisfaction of certain other conditions, as of September 30, 2024, the 2024 Securities Purchase Agreement contemplates additional closings of 2024 Notes of up to $106.7 million in aggregate principal amount of additional 2024 Notes and corresponding 2024 Warrants.

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

Cost-saving Measures

As previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 as filed with the Securities and Exchange Commission (the “SEC”) on March 12, 2024 (the “Form 10-K”) a vital component of management’s intended plan to improve our liquidity and working capital requirements is reducing our operating costs to, among other things, reduce demands on our available liquidity. During the first quarter of 2024, we initiated a reduction in force (the “RIF”) pursuant to which we terminated the approximately 20% of our total workforce, excluding direct labor, and our executive officers agreed to defer approximately 20% of their cash compensation into the third quarter of 2024. Effective for the pay period beginning October 28, 2024 the Company will no longer defer approximately 20% of the cash compensation of our executive officers described above. However, the previously deferred compensation of $0.4 million in Accrued and other current liabilities in the Condensed Consolidated Balance Sheet will remain deferred and the Company does not expect to pay such deferred amounts until it has adequate liquidity to do so.

In April 2024, the Company initially furloughed 73 employees at its Union City manufacturing facility without pay and from these 16, have since been reinstated as of September 30, 2024. The Company has not incurred, and does not expect to incur, material costs in connection with the RIF and furloughs. The Company is also currently working with certain of its vendors to extend or restructure the payment terms of certain of its accounts payable. The Company currently intends to reinstate furloughed employees when the Company’s financial and operational position permits. However, there can be no assurance that such furloughed employees will be available and willing to return to work.

Aero Drone Design and Manufacturing Operations

Management’s plan also included a decision to cease the production operations of our drone design and manufacturing business and transition exclusively to operating as a Drones as a Service business, as previously disclosed in the 2023 Form 10-K. On June 6, 2024, the Company completed the previously disclosed divestiture of its Aero business (the “Aero Divestiture”) to a third party. The Company expects the Aero Divestiture to provide monthly cost savings of approximately $0.4 million and enhance its ability to concentrate on its commercial electric truck business. Under the agreement’s earn-out provisions, the Company will receive a portion of the proceeds if the Aero business realizes positive net cash flow but these contingencies are indeterminable at this time. The loss on the Aero Divestiture was $0.7 million of which $0.4 million was included in Selling, general and administrative expenses and $0.3 million in Cost of sales in the Condensed Consolidated Statement of Operations for the nine months ended September 30, 2024.

NASDAQ Listing Requirements and Reverse Stock Split

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

On October 2, 2024, the Company received a second written notice from Nasdaq indicating that the Company was no longer in compliance with the $1.00 minimum bid price requirement.

The Company has been provided with a compliance period of 180 calendar days, or until March 31, 2025, to regain compliance with the minimum bid price. If the Company does not regain compliance by March 31, 2025, the Company may be eligible for an additional grace period subject to certain conditions.

The Company is currently evaluating various courses of action to regain compliance. There can be no assurance that the Company will regain compliance with the bid price requirement during the 180-day compliance period ending March 31, 2025, secure an extension of the compliance period beyond March 31, 2025 or maintain compliance with any other Nasdaq listing requirement.

In addition, Nasdaq has recently adopted new rules and proposed new rules that could hinder our ability to cure our deficiency and maintain the continued listing of our common stock. These new rules and rule proposals would provide for the immediate delisting with no grace period of any listed company that falls out of compliance with the minimum bid price requirement twice in a twelve-month period, provide for the immediate delisting if a listed company effects a reverse stock split that causes it to fall out of compliance with certain other listing requirements, and limits the ratio of reverse stock splits to a cumulative ratio of
1-to-250 in any two-year period. Delisting would likely have an adverse effect on the liquidity of our common stock, decrease the market price of our common stock, result in the potential loss of confidence by investors, suppliers, customers, and employees, and fewer business development opportunities, and adversely affect our ability to obtain financing for our continuing operations, including our ability to issue and sell additional notes to the investors party to the 2024 Securities Purchase Agreement or secure other future financing agreements.

Basis of Presentation and Consolidation

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in conformity with U.S. generally accepted accounting principles (“GAAP”) and applicable rules and regulations of the SEC regarding interim financial reporting and include the accounts and operations of the Company and those of our wholly-owned subsidiaries. Accordingly, they do not include all of the information and footnotes required by GAAP for annual audited financial statements. All intercompany balances and transactions have been eliminated upon consolidation.
During the period, the Company identified that certain items in its prior year Condensed Consolidated Balance Sheets were presented as combined totals, including right-of-use (ROU) assets and lease liabilities related to operating and finance leases, accounts receivable and other receivables. The Company has reclassified these amounts to separately disclose the relevant components in the accompanying financial statements. These changes in presentation do not impact total assets, total liabilities, net income, or cash flows.
The Company has elected the fair value option for its convertible debt and associated warrants. This election was made to align the measurement of these financial instruments with their market values and simplify the accounting for the components. Changes in fair value are recognized in Interest income (loss) and Fair value adjustment (loss) on warrants, respectively in the Condensed Consolidated Statement of Operations.

In the opinion of our management, the unaudited Condensed Consolidated Financial Statements have been prepared on a basis consistent with the audited Consolidated Financial Statements and include all adjustments necessary for the fair presentation of Workhorse’s financial condition, results of operations and cash flows for the interim periods presented. Such adjustments are of a normal, recurring nature. The results of operations and cash flows for the interim periods presented may not necessarily be indicative of full-year results. Reference should be made to the financial statements contained in our 2023 Form 10-K.

Revenue Recognition

The Company recognizes revenue in accordance with Accounting Standards Codification 606, Revenue from Contracts with Customers.

Revenue is recognized when the Company transfers promised goods or services to customers in an amount that reflects the consideration that the Company expects to receive in exchange for those goods or services. In determining the appropriate amount of revenue to be recognized as the Company fulfills its obligations under the agreement, the Company performs the following steps: (i) identification of the promised goods or services in the contract; (ii) determination of whether the promised goods or services are performance obligations, including whether they are distinct in the context of the contract; (iii) measurement of the transaction price, including any constraints on variable consideration; (iv) allocation of the transaction price to the performance obligations; and (v) recognition of revenue when (or as) the Company satisfies each performance obligation. The Company only applies the five-step model to contracts when it is probable that it will collect the consideration it is entitled to in exchange for the goods or services it transfers to the customer.

The Company generates revenue through the sale of electric trucks (Workhorse W4 CC, W56 and W750) as well as service and parts directly to dealership customers and route revenue from the Company’s Stables by Workhorse. The Company reviews the performance obligations in the Company’s agreements, which is the Company’s promise to transfer the Company’s product to customers based on the performance of services, transfer of title or shipping terms in the arrangement and any other variable considerations. The revenue is allocated based on the Company's performance obligation, and an estimate of Sales returns and allowances are recognized. The Company offers concessions to certain customers and estimates the variable consideration based on historical sales activity. In addition, the Company considers the extent to which revenue should be constrained such that there is not a significant reversal of revenue in the future. In the current quarter, the Company constrained approximately $1.1 million of revenue.

On or before shipment of the trucks, the Company bills its customers the total consideration of its obligations under the agreement. Consistent with industry practice, the Company generally offers customers a limited warranty for work performed on the truck under the builds/sales contract. The customers do not have a contractual right of return. The Company only offers a limited warranty for the work performed on the truck. If a customer disputes any work performed, the Company will attempt to remedy the work, however, it shall not be required to discount the transaction price. The Company considers this an assurance-type warranty and not a separate performance obligation.

The Company's agreements do not allow customers to return products. However, under certain conditions, such as defects or non-compliance with specifications, or other allowances, the Company may elect to allow limited returns in special situations. To account for these returns, the Company estimates and records a sales returns allowance as a reduction of gross revenue. This allowance is based on historical return rates and expectations of future returns, adjusted for any known factors that may affect return rates, such as changes in product quality or customer mix.

The Company provides for the estimated cost of product warranties at the time revenue is recognized. While the Company engages in product quality programs and processes, including quality control test driving trucks, the warranty obligation is calculated by historical warranty costs per truck. Should actual costs differ from the Company’s estimates, revisions to increase or decrease the estimated warranty liability may be required.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, costs and expenses and related disclosures in the accompanying notes.
2.    INVENTORY, NET

Inventory, net consisted of the following:

	September 30, 2024	December 31, 2023
Raw materials	$46,097,429	$32,682,324
Work in process	4,123,097	2,892,329
Finished goods	5,476,095	18,309,829
	55,696,621	53,884,482
Less: inventory reserves	(12,510,159)	(8,476,290)
Inventory, net	$43,186,462	$45,408,192
We reserve inventory for any excess or obsolete inventories or when we believe the net realizable value of inventories is less than the carrying value.
Inventory reserves represents the Company’s best estimate in value lost due to excessive inventory level, physical deterioration, obsolescence, changes in price levels, or other causes based on individual facts and circumstances. Inventory reserves relate to inventory items including finished goods, work-in-process and raw materials. Reductions to inventory reserves are recognized only when the related inventory has been consumed, sold, disposed or scrapped.
As of September 30, 2024 and December 31, 2023, we carried inventory reserves of $12.5 million and $8.5 million, respectively. The increase in inventory reserves was primarily attributable to excess inventory due to slower than anticipated truck sales.
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

The impairment loss recognized for our investment was $10.0 million, which represents the difference between the original cost of the investment and its fair value as of the impairment assessment date. The impairment loss was recognized in Other income (loss) in the Consolidated Statements of Operations in the previous period.

The impairment of our investment did not release the Company from its obligation to perform assembly services under the Assembly Services Agreement and, accordingly, the Company continues to be obligated to perform assembly services and carry the balance of such obligations in Deferred revenue in the Condensed Consolidated Balance Sheets. As of September 30, 2024 and December 31, 2023, deferred revenue related to the Assembly Services Agreement was $4.7 million.

4.    PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consisted of the following:

	September 30, 2024	December 31, 2023
Prepaid purchases(1)	$6,824,168	$7,908,087
Less: prepaid purchases reserve(2)	(1,943,969)	(1,999,068)
Prepaid purchases, net	4,880,199	5,909,019
Prepaid insurance	864,110	1,283,146
Other	1,613,529	908,997
Prepaid expenses and other current assets	$7,357,838	$8,101,162

(1) Our prepaid purchases consist of deposits made to our suppliers for non-recurring production parts and engineering costs. As of September 30, 2024 and December 31, 2023, net prepaid purchases primarily consisted of deposits for direct materials associated with our W4 CC and W750 trucks. The decrease in prepaid purchases as of September 30, 2024 as compared to December 31, 2023 is primarily due to receipts of direct materials associated with our W4 CC and W750 trucks.

(2) We record reserves on prepaid purchases that are significantly aged and for balances specifically identified as having a carrying value in excess of net realizable value. The prepaid purchases reserve represents our best estimate of deposits on orders that we do not expect to recover.

5.    REVENUE
The following table provides a summary of sales activity for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Sales, net of returns and allowances	$2,169,769	$2,570,250	$2,753,384	$7,292,417
Other sales	339,948	458,295	1,938,067	1,396,006
Total sales, net of returns and allowances	$2,509,717	$3,028,545	$4,691,451	$8,688,423

Sales, net of returns and allowances, for the three and nine months ended September 30, 2024 consisted primarily of truck sales. Other sales for the three and nine months ended September 30, 2024 consisted of non-warranty after-sales truck services, parts and accessories and revenue generated from operating our Stables by Workhorse route, Drones as a Service prior to the Aero Divestiture, and other service revenue.

Deferred revenue was $6.4 million and $4.7 million as of September 30, 2024 and December 31, 2023, respectively, consisting of the total service fee allocated to the assembly service performance obligations under the Tropos Assembly Services Agreement of $4.7 million and certain performance obligations related to the sale of W4 CC trucks in the second quarter of 2024 that were unsatisfied as of September 30, 2024 of $1.7 million. The Company expects to recognize a portion of deferred revenue related to the sale of W4 CC trucks as revenue during the remainder of 2024.

6.    ACCRUED AND OTHER CURRENT LIABILITIES

Accrued and other current liabilities consisted of the following:

	September 30, 2024	December 31, 2023
Compensation and related costs	$3,935,226	$2,083,808
Accrued interest	114,438	—
Sales returns and allowances	1,102,005	—
Other	3,232,652	2,778,932
Total accrued and other current liabilities	$8,384,321	$4,862,740

Warranties

We provide a manufacturer's warranty on all new trucks we sell. We record a warranty liability for the products sold by us, which includes our best estimate of the projected costs to repair or replace items under warranties and recalls if identified. The amount of warranty liability accrued reflects management’s best estimate of the nature, frequency, and costs of future claims. Historically, the cost of fulfilling the warranty obligations has principally involved replacement parts, towing and transportation costs, labor and sometimes travel for any field retrofit campaigns. Our estimates are based on historical experience, the extent of pre-production testing, the number of units involved and the extent of features/components included in product models. Although we believe the estimates and judgments discussed herein are reasonable, actual results could differ and we may be exposed to increases or decreases in our warranty liability accrual that could be material.

Accrued warranty liability activity consisted of the following for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Warranty liability, beginning of period	$642,326	$1,922,580	$1,902,647	$2,207,674
Warranty costs incurred	(61,611)	(289,404)	(189,904)	(884,717)
Provision for warranty(1)	195,708	144,344	(936,320)	454,563
Warranty liability, end of period	$776,423	$1,777,520	$776,423	$1,777,520

(1) We record a warranty liability for the products sold by us, which includes our best estimate of the projected costs to repair or replace items under warranties and recalls if identified. The negative provision for warranty for the nine months ended September 30, 2024, is driven by the expiration of the warranty liability related to non-current truck models.

7.    DEBT
A reconciliation of the fair value of the convertible notes is as follows:

Nine Months Ended September 30, 2024
Fair value of convertible notes, beginning of period	$20,180,100
Fair value of convertible notes issued during period	45,829,120
Payments on convertible notes	(20,180,100)
Change in fair value of convertible notes (1)	(1,488,754)
Fair value of convertible notes exchanged for common stock	(31,157,899)
Fair value of convertible notes, end of period	$13,182,467

(1) The Company recognizes changes in fair value of convertible notes for Common Stock in Interest income (expense), net in the Condensed Consolidated Statements of Operations. The negative provision for warranty for the nine months ended September 30, 2024, is driven by the expiration of the warranty liability related to non-current truck models.
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

During the three months ended September 30, 2024, the Company issued and sold to the Investor (i) 2024 Notes in the original principal amount of $10.0 million ($4.0 million on July 18; $2.6 million on August 23, and $3.4 million on September 30) and (ii) 2024 Warrants to purchase up to 10.1 million (2.7 million on July 18; 2.9 million on August 23; and 4.5 million on September 30) shares of Common Stock.

During the nine months ended September 30, 2024, the Company issued and sold to the Investor (i) 2024 Notes in aggregate original principal amount of $32.3 million and (ii) 2024 Warrants to purchase up to 15.6 million shares of Common Stock pursuant to the 2024 Securities Purchase Agreement (following adjustment in connection with the Company’s Reverse Split). As of September 30, 2024, $9.4 million aggregate principal amount remained outstanding under the 2024 Notes, and no shares had been issued pursuant to the 2024 Warrants.

No 2024 Notes may be converted and no 2024 Warrants may be exercised to the extent that such conversion or exercise would cause the then holder of such 2024 Notes or 2024 Warrants to become the beneficial owner of more than 9.99% of the Company’s then outstanding Common Stock, after giving effect to such conversion or exercise.

2024 Notes

The 2024 Notes were issued with original issue discount of 12.5%, resulting in $28.3 million of net proceeds to the Company before fees and expenses for the nine months ended September 30, 2024. The 2024 Notes are or will be senior, secured obligations of the Company, ranking senior to all other unsecured indebtedness, subject to certain limitations and are unconditionally guaranteed by each of the Company’s subsidiaries, pursuant to the terms of a certain security agreement and subsidiary guarantee. The 2024 Notes are issued pursuant to the Company’s Indenture (the “Base Indenture”) with U.S. Bank Trust Company, National Association, as trustee (the “Trustee”), and supplemental indentures thereto.

Each 2024 Notes bears interest at a rate of 9.0% per annum, payable in arrears on the first trading day of each calendar quarter, at the Company’s option, either in cash or in-kind by compounding and becoming additional principal. Upon the occurrence and during the continuance of an event of default, the interest rate will increase to 18.0% per annum. Unless earlier converted or redeemed, each 2024 Notes will mature on the one-year anniversary of the date hereof, subject to extension at the option of the holders in certain circumstances as provided therein.

All amounts due under any 2024 Notes are convertible at any time, in whole or in part, at the option of the holders into shares of Common Stock at a conversion price equal to the applicable Reference Price set forth in such 2024 Notes or (b) the greater of (x) the applicable Floor Price set forth in such 2024 Notes and (y) 87.5% of the volume weighted average price of the Common Stock during the ten trading days ending and including the trading day immediately preceding the delivery or deemed delivery of the applicable conversion notice, as elected by the converting holder. The Reference Price and Floor Price are subject to customary adjustments upon any stock split, stock dividend, stock combination, recapitalization or similar event. The Reference Price is also subject to full-ratchet adjustment in connection with a subsequent offering at a per share price less than the Reference Price then in effect. Subject to the rules and regulations of Nasdaq, we have the right, at any time, with the written consent of the Investor, to lower the reference price to any amount and for any period of time deemed appropriate by our board of directors. Upon the satisfaction of certain conditions, we may prepay any 2024 Notes upon 15 business days’ written notice by paying an amount equal to the greater of (i) the face value of the 2024 Notes at premium of 25% (or 75% premium, during the occurrence and continuance of an event of default, or in the event certain redemption conditions are not satisfied) and (ii) the equity value of the shares of Common Stock underlying the 2024 Notes. The equity value of our Common Stock underlying the 2024 Notes is calculated using the two greatest volume weighted average prices of our Common Stock during the period immediately preceding the date of such redemption and ending on the date we make the required payment.

The 2024 Notes contain customary affirmative and negative covenants, including certain limitations on debt, liens, restricted payments, asset transfers, changes in the business and transactions with affiliates. The 2024 Notes require the Company to maintain minimum liquidity on the last day of each fiscal quarter in the amount of either (i) $1.5 million if the sale leaseback transaction of Company’s manufacturing facility in Union City, Indiana (the “Sale Leaseback”) has not been consummated and

(ii) $4.0 million if the Sale Leaseback has been consummated, subject to certain conditions. The 2024 Notes also contain customary events of default.

Under certain circumstances, including a change of control, the holder may cause us to redeem all or a portion of the then-outstanding amount of principal and interest on any 2024 Notes in cash at the greater of (i) the face value of the amount of 2024 Notes to be redeemed at a 25% premium (or at a 75% premium, if certain redemption conditions are not satisfied or during the occurrence and continuance of an event of default), (ii) the equity value of our Common Stock underlying such amount of 2024 Notes to be redeemed and (iii) the equity value of the change of control consideration payable to the holder of our Common Stock underlying such 2024 Notes.

In addition, during an event of default, the holder may require us to redeem in cash all, or any portion, of any outstanding 2024 Notes at the greater of (i) the face value of our Common Stock underlying such 2024 Notes at a 75% premium and (ii) the equity value of our Common Stock underlying such 2024 Notes. In addition, during a bankruptcy event of default, we shall immediately redeem in cash all amounts due under the 2024 Notes at a 75% premium unless the holder of such 2024 Notes waives such right to receive payment. Further, upon the sale of certain assets, the holder may cause a redemption at a premium, including upon consummation of the Sale Leaseback if the redemption conditions are not satisfied. The 2024 Notes also provide for purchase and participation rights in the event of a dividend or other purchase right being granted to the holders of Common Stock.

As of September 30, 2024, the contractual principal balance of the 2024 Notes was $9.4 million and the fair value was $13.2 million. During the three months ended September 30, 2024, the Investor converted $8.5 million of principal into Common Stock and we recorded a $5.3 million fair value net loss in Interest income (expense), net in the Condensed Consolidated Statements of Operations. During the nine months ended, September 30, 2024 the Investor converted 2024 Notes in the principal amount of $22.9 million into Common Stock and we recorded a $8.9 million fair value net loss in Interest income (expense), net in the Condensed Consolidated Statements of Operations. No fair value adjustments related to the 2024 Notes attributable to changes in credit risk were recorded during the three and nine months ended September 30, 2024. Going forward, any future fair value adjustments attributable to changes in credit risk will be recorded in Other comprehensive loss.

The September 30, 2024 estimated fair value of the 2024 Notes totaled $13.2 million. The fair value was computed using a Monte Carlo Simulation Model which incorporates significant inputs that are not observable in the market, and thus represents a Level 3 fair value measurement. The unobservable inputs utilized for measuring the fair value of the 2024 Notes reflect our assumptions about the assumptions that market participants would use in valuing the 2024 Notes as of the issuance date and subsequent reporting period.

We determined the fair value by using the following key inputs to the Monte Carlo Simulation Model:

Issuance Date	March 15, 2024
Maturity Date	March 15, 2025
Principal Balance as of the Valuation Date	$9,000,000
Risk-Free Rate (Annual)	5.3%
Corporate Bond Yield	15.8%
Volatility (Annual)	85.0%

Issuance Date	May 10, 2024
Maturity Date	May 10, 2025
Principal Balance as of the Valuation Date	$6,285,714
Risk-Free Rate (Annual)	5.3%
Corporate Bond Yield	15.6%
Volatility (Annual)	95.0%

Issuance Date	May 29, 2024
Maturity Date	May 29, 2025
Principal Balance as of the Valuation Date	$7,000,000
Risk-Free Rate (Annual)	5.3%
Corporate Bond Yield	15.6%
Volatility (Annual)	90.0%

Issuance Date	July 18, 2024
Maturity Date	July 18, 2025
Principal Balance as of the Valuation Date	$4,000,000
Risk-Free Rate (Annual)	4.8%
Corporate Bond Yield	17.4%
Volatility (Annual)	80.0%

Issuance Date	August 23, 2024
Maturity Date	August 23, 2025
Principal Balance as of the Valuation Date	$2,600,000
Risk-Free Rate (Annual)	4.3%
Corporate Bond Yield	17.8%
Volatility (Annual)	90.0%

Issuance Date	September 30, 2024
Maturity Date	September 30, 2025
Principal Balance as of the Valuation Date	$3,400,000
Risk-Free Rate (Annual)	3.9%
Corporate Bond Yield	15.9%
Volatility (Annual)	100.0%

As of September 30, 2024, the Company was in compliance with the debt terms and associated covenants under the 2024 Notes. As of November 18, 2024, $5.4 million in aggregate principal amount remained outstanding under the 2024 Notes.
2024 Warrants

The Investor has a purchase right that allows the Investor to participate in transactions in which the Company issues or sells certain securities or other property to holders of Common Stock, allowing the Investor to acquire, on the terms and conditions applicable to such purchase rights, the aggregate purchase rights which the Investor would have been able to acquire if the Investor held the number of shares of Common Stock acquirable upon exercise of the 2024 Warrants.

In the event of a Fundamental Transaction (as defined in the 2024 Warrants) that is not a change of control or corporate event as described in the 2024 Warrants, the surviving entity would be required to assume the Company’s obligations under the 2024 Warrants. In addition, if the Company engages in certain transactions that result in the holders of the Common Stock receiving consideration, a holder of the 2024 Warrants will have the option to either (i) exercise the 2024 Warrants prior to the consummation of such transaction and receive the consideration to be issued or distributed in connection with such transaction or (ii) cause the Company to repurchase the 2024 Warrants for its then Black Scholes Value (as defined in the 2024 Warrants).
Warrants Exercisable

During the three and nine months ended September 30, 2024, the Company issued 2024 Warrants to purchase 10.1 million and 15.6 million shares of Common Stock respectively at an exercise price ranging from $1.11 to $7.00 per share (following adjustment in connection with the Company’s Reverse Split). As of September 30, 2024, no shares have been issued pursuant to the 2024 Warrants. In connection with the October 16, 2024 limited waiver to the 2024 Securities Purchase Agreement (the “Waiver”), the Investor agreed to waive its right to receive warrants in connection with future 2024 Notes issuances up to $14.8 million.

The September 30, 2024 estimated fair value of the 2024 Warrants as of each respective issuance date totaled $7.2 million. During the three and nine months ended September 30, 2024, we recorded a $2.6 million and $7.1 million net fair value loss, respectively, in the Condensed Consolidated Statements of Operations related to the 2024 Warrants. The fair value of the 2024 Warrants was measured using the Black Scholes model approach.

Significant inputs to the model at each respective issuance date and September 30, 2024 were as follows:

Valuation Assumptions	September 30, 2024	Initial Recognition on March 15, 2024
Fair Value	$688,611	$4,749,754
Stock Price	$0.87	$5.32
Strike Price	$7.0000	$7.0000
Volatility (annual)	75.0%	45.0%
Risk-Free Rate	3.7%	4.2%
Estimated time to expiration (years)	9.50	10
Dividend Yield	0.0%	0.0%

Valuation Assumptions	September 30, 2024	Initial Recognition on May 10, 2024
Fair Value	$758,360	$3,706,121
Stock Price	$0.87	$3.60
Strike Price	$5.8860	$5.8860
Volatility (annual)	70.0%	50.0%
Risk-Free Rate	3.7%	4.4%
Estimated time to expiration (years)	9.6	10
Dividend Yield	0.0%	0.0%

Valuation Assumptions	September 30, 2024	Initial Recognition on May 29, 2024
Fair Value	$849,041	$4,099,389
Stock Price	$0.87	$3.80
Strike Price	$5.8880	$5.8880
Volatility (annual)	70.0%	45.0%
Risk-Free Rate	3.7%	4.5%
Estimated time to expiration (years)	9.7	10
Dividend Yield	0.0%	0.0%

Valuation Assumptions	September 30, 2024	Initial Recognition on July 18, 2024
Fair Value	$1,296,378	$2,901,545
Stock Price	$0.87	$1.89
Strike Price	$2.9300	$2.9300
Volatility (annual)	65.0%	50.0%
Risk-Free Rate	3.7%	4.1%
Estimated time to expiration (years)	9.8	10
Dividend Yield	0.0%	0.0%

Valuation Assumptions	September 30, 2024	Initial Recognition on August 24, 2024
Fair Value	$1,384,743	$1,200,626
Stock Price	$0.87	$0.78
Strike Price	$1.1100	$1.1100
Volatility (annual)	45.0%	45.0%
Risk-Free Rate	3.7%	3.7%
Estimated time to expiration (years)	9.9	10
Dividend Yield	0.0%	0.0%

Valuation Assumptions	September 30, 2024	Initial Recognition on September 30, 2024
Fair Value	$2,252,786	$2,252,786
Stock Price	$0.87	$0.87
Strike Price	$1.2700	$1.2700
Volatility (annual)	50.0%	50.0%
Risk-Free Rate	3.7%	3.7%
Estimated time to expiration (years)	10	10
Dividend Yield	0.0%	0.0%

The Company determines the accounting classification of warrants it issues as either liability or equity classified by first assessing whether the warrants meet liability classification in accordance with ASC 480-10, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (“ASC 480”), then in accordance with ASC 815-40 (“ASC 815”), Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock. In order for a warrant to be classified in stockholders’ equity (deficit), the warrant must be (i) indexed to the Company’s equity and (ii) meet the conditions for equity classification.

If a warrant does not meet the conditions for stockholders’ equity (deficit) classification, it is carried in the Condensed Consolidated Balance Sheets as a warrant liability measured at fair value, with subsequent changes in the fair value of the warrant recorded in other non-operating losses (gains) in the Consolidated Statements of Operations. If a warrant meets both conditions for equity classification, the warrant is initially recorded, at its relative fair value on the date of issuance, in stockholders’ equity (deficit) in the Condensed Consolidated Balance Sheets, and the amount initially recorded is not subsequently remeasured at fair value.
2023 Securities Purchase Agreement (Green Senior Convertible Notes Due 2026)

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
Warrants Under the 2023 Securities Purchase Agreement
On December 12, 2023, as part of the 2023 Securities Purchase Agreement, the Company issued warrants (the “2023 Warrants”) to purchase 25.6 million** shares of Common Stock at an exercise price of $8.984 per share**.
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
** Prior periods presented have been adjusted to reflect the 1-for-20 reverse stock split which was effective on June 17, 2024. Additional information regarding the reverse stock split may be found in Note 1 Summary of Business and Significant Accounting Principles

8.    LEASES
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

Lease expense for operating leases is recognized on a straight-line basis over the lease term as either cost of sales or operating expenses depending on the nature of the leased asset. In connection with the Aero Divestiture, we entered into an agreement for an operating lease associated with the Aero business whereby the buyer agreed to reimburse the Company for the monthly operating lease payment of approximately $52,000 per month. In connection with the Waiver, we agreed to waive the buyer’s obligation to reimburse these amounts going forward and, accordingly, we will not realize these savings in future periods through the remaining term of the lease.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Short-term lease expense	$63,428	$74,058	$200,858	$200,733
Operating lease expense	385,933	614,060	1,750,431	1,754,557
Total lease expense	$449,361	$688,118	$1,951,289	$1,955,290
The Company was reimbursed by the buyer of the Aero business for operating lease payments of $156,927 and $210,136 for the three and nine months ended September 30, 2024, respectively.
Lease right-of-use assets consisted of the following:

	September 30, 2024	December 31, 2023
Operating leases	$3,465,637	$4,174,800
Finance leases	5,470,933	5,621,181
Total lease right-of-use assets	$8,936,570	$9,795,981

Lease liabilities consisted of the following:

	September 30, 2024	December 31, 2023
Operating lease liabilities, current	$1,001,120	$1,012,428
Finance lease liabilities, current	2,100,635	2,548,184
Operating lease liabilities, long term	4,556,738	5,280,526
Total Lease Liabilities	$7,658,493	$8,841,138

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

	September 30, 2024				December 31, 2023
	Fair Value	Level 1	Level 2	Level 3	Fair Value	Level 1	Level 2	Level 3
Warrant liability	$7,229,919	$—	$—	$7,229,919	$5,605,325	$—	$—	$5,605,325
Convertible notes	$13,182,467	$—	$—	$13,182,467	$20,180,100	$—	$—	$20,180,100

10.    STOCK-BASED COMPENSATION
We maintain, as approved by the board of directors and the stockholders, the 2017 Incentive Stock Plan, the 2019 Incentive Stock Plan, and 2023 Long-Term Incentive Plan (collectively, the “Plans”) providing for the issuance of stock-based awards to employees, officers, directors or consultants of the Company. Non-qualified stock options may only be granted with an exercise price equal to the market value of our Common Stock on the grant date. Shares reserved for stock awards under the plans total 17.5 million. Total shares remaining available for stock incentive grants under the Plans totaled approximately 3.0 million as of September 30, 2024. We have granted stock options, restricted stock awards (“RSAs”), restricted stock units (“RSUs”), and performance share units (“PSUs”) under the Plans.

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

Stock-based compensation expense
The following table summarizes stock-based compensation expense for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Stock options	$167,700	$244,887	$652,168	$727,996
Restricted stock awards	1,459,282	2,385,352	5,333,433	6,952,424
Restricted stock units	(38,075)	—	101,601	—
Performance-based restricted stock awards	351,349	890,166	2,119,471	2,641,470
Total stock-based compensation expense	$1,940,256	$3,520,405	$8,206,673	$10,321,890

Stock options
A summary of stock option activity for the nine months ended September 30, 2024 is as follows:

	Number of Options	Weighted Average Exercise Price per Option	Weighted Average Remaining Contractual Life (Years)
Balance, December 31, 2023	14,822	$205.4	8.0
Exercised	—	—	—
Balance, September 30, 2024	14,822	$205.4	7.25
Number of options exercisable at September 30, 2024	14,822	$205.4	7.25

As of September 30, 2024, unrecognized compensation expense was $0.0 for unvested options which is expected to be recognized over the next 0 years.

Restricted stock awards
A summary of restricted stock award activity for the nine months ended September 30, 2024 is as follows:

	Number of Unvested Shares	Weighted Average Grant Date Fair Value per Share
Balance, December 31, 2023	256,416	$52.3
Granted	—	—
Vested	(105,793)	66.6
Forfeited	(23,595)	48.3
Balance, September 30, 2024	127,028	$41.1

As of September 30, 2024, unrecognized compensation expense was $2.7 million for unvested restricted stock awards which is expected to be recognized over the next 1 year.

Restricted stock units
A summary of restricted stock unit activity for the nine months ended September 30, 2024 is as follows:

	Number of Unvested Shares	Weighted Average Grant Date Fair Value per Share
Balance, December 31, 2023	—	$—
Granted	759,120	6.34
Vested	(98,582)	6.34
Forfeited	(83,067)	6.34
Balance, September 30, 2024	577,471

As of September 30, 2024, unrecognized compensation expense was $0.4 million for unvested restricted stock units which is expected to be recognized over the next 2.4 years.

Performance share units

As of September 30, 2024, the number of unvested PSUs was 0.7 million. The vesting of PSUs is conditioned upon achievement of certain performance objectives over a performance period ending December 31, 2024, 2025 and 2026 as defined in each award agreement. For the PSUs issued in 2022 and 2023 with a performance period ending December 31, 2024 and 2025, fifty percent of the PSUs vest based upon the Company’s total shareholder return as compared to a group of peer companies (“TSR PSUs”), and fifty percent of the PSUs vest based upon our performance on certain measures including a cumulative adjusted EBITDA target (“EBITDA PSUs”). For the PSUs issued in 2024 with a performance period ending December 31, 2026, one hundred percent of the PSUs vest based upon our performance on a cumulative revenue target (“Revenue PSUs”). Depending on the actual achievement on the performance objectives, the grantee may earn between 0% and 200% of the target PSUs.

A summary of the activity for PSU awards with total shareholder return performance objectives for the nine months ended September 30, 2024 is as follows:

	Number of Unvested Shares	Weighted Average Grant Date Fair Value per Share
Balance, December 31, 2023	83,598	$88.00
Granted	—	—
Forfeited	(7,772)	63.67
Balance, September 30, 2024	75,826	$90.77

As of September 30, 2024, unrecognized compensation expense was $1.3 million performance measures are expected to be met and vest and be recognized over the next 0.7 years.

A summary of the PSU awards with cumulative adjusted EBITDA targets for the nine months ended September 30, 2024 is as follows:

Number of Unvested Shares
Balance, December 31, 2023	68,288
Granted	—
Forfeited	(7,772)
Balance, September 30, 2024	60,516
The fair value of PSUs is calculated based on the stock price on the date of grant. The stock-based compensation expense recognized each period is dependent upon our estimate of the number of shares that will ultimately vest based on the achievement of EBITDA-based performance conditions. Future stock-based compensation expense for unvested EBITDA PSUs will be based on the fair value of the awards as of the grant date. During the quarter ended September 30, 2024, we recorded an expense of $0.1 million related to unvested 2022 issued EBITDA PSUs. This expense reflects the fair value of the EBITDA PSUs that is expected to vest based on the achievement of the established performance targets. The future stock-based compensation expense for the 2023 issued unvested revenue PSUs will be based on the fair value of the awards as of the grant date which has not yet occurred, as the cumulative adjusted EBITDA target condition is not yet defined.
As of September 30, 2024, there were no PSU awards expensed as cumulative revenue targets have yet to be determined. The stock-based compensation expense recognized each period is dependent upon our estimate of the number of shares that will ultimately vest based on the achievement of revenue-based performance conditions. Future stock-based compensation expense for unvested revenue PSUs will be based on the fair value of the awards as of the grant date, which has not yet occurred, as the cumulative adjusted revenue target condition is not yet defined.

11.    STOCKHOLDERS’ EQUITY
Common Stock
We have one class of Common Stock, par value $0.001 per share. Each share of our Common Stock is entitled to one vote on all matters submitted to stockholders. The Company effected the Reverse Stock Split of the Company’s then issued and outstanding shares of Common Stock. The Reverse Stock Split did not affect the number of authorized shares of Common Stock for issuance, and, as of September 30, 2024, our authorized shares of Common Stock for issuance was 450.0 million with a par value $0.001 per share.
At-The-Market Sales Agreement
On March 10, 2022, we established an at-the-market equity program (the “ATM Program”). Under the ATM Program, we may offer and sell shares of our Common Stock having an aggregate sales price of up to $175.0 million.
During the three months ended September 30, 2024 no shares were issued under the ATM Program and during the nine months ended September 30, 2024, we issued 0.5 million shares under the ATM Program for net proceeds of $2.7 million. The remaining aggregate sales available under the ATM Program is $95.6 million as of September 30, 2024. Certain of our other existing financing arrangements place certain conditions and restrictions on the use of our ATM Program.
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
In connection with the ELOC Purchase Agreement, the Company paid a non-cash commitment fee to the Purchaser in the amount of 188,755 shares of Common Stock of the Company (valued at $1.5 million). The Company reflected the commitment fee as an expense in Interest expense in the consolidated statements of operations based on the fair value on the issuance date. Under applicable rules of the Nasdaq Capital Market, the Company cannot issue or sell more than 19.99% of the shares of Common Stock outstanding immediately prior to the execution of the ELOC Purchase Agreement to the Purchaser under the

ELOC Purchase Agreement without stockholder approval. During nine months ended September 30, 2024, the Company sold 600,000 shares of common stock at prices ranging between $4.42 and $6.86 pursuant to the ELOC Purchase Agreement and received proceeds of $3.1 million. This activity occurred in the quarter ended March 31, 2024. The Company’s other financing arrangements substantially limit our ability to use the ELOC Purchase Agreement in the future.
The Company evaluated the contract that includes the right to require the Purchaser to purchase shares of common stock in the future (“purchased put right”) considering the guidance in ASC 815-40, “Derivatives and Hedging - Contracts on an Entity’s Own Equity” (“ASC 815-40”) and concluded that it is an equity-linked contract that does not qualify for equity classification, and therefore requires fair value accounting as a derivative asset. The Company has analyzed the terms of the freestanding purchased put right and has concluded that it had insignificant value as of September 30, 2024.
Preferred Stock
Workhorse has authorized 75.0 million shares of Series A Preferred Stock, par value $0.001 per share. Our certificate of incorporation provides that shares of preferred stock may be issued from time to time in one or more series. Our Board of Directors is authorized to fix the voting rights, if any, designations, powers, preferences, qualification, limitations and restrictions thereof, applicable to the shares of preferred stock. As of September 30, 2024, there were no shares of Series A Preferred Stock issued and outstanding.
Warrants
In connection with the issuance of debt and Common Stock, we issued equity-classified warrants to purchase shares of our Common Stock. As of September 30, 2024 there were approximately 15.6 million 2024 Warrants outstanding.

12.    INCOME TAXES
As of September 30, 2024 and December 31, 2023, our deferred tax liability was zero. Cumulative deferred tax assets are fully reserved as there is not sufficient evidence to conclude it is more likely than not the deferred tax assets are realizable. No current liability for federal or state income taxes has been included in these Condensed Consolidated Financial Statements due to the loss for the periods.

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

The following table presents the potentially dilutive shares that were excluded from the computation of diluted net loss per share of Common Stock, because their effect was anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023*	2024	2023*
Stock-based awards and warrants	16,548,518	504,707	16,548,518	504,707
Convertible notes	10,812,454	—	10,812,454	—
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

Legal Proceedings

CSI Litigation

On April 19, 2024, Coulomb Solutions Inc. (“CSI”), a supplier to the Company of certain of the batteries used in its trucks, filed a complaint against the Company in United States District Court for the Eastern District of Michigan (Case No. 2:24-cv-11048). In its complaint, CSI asserts two claims – a breach of contract claim and an alternative unjust enrichment claim – that are both based upon Workhorse’s alleged failure to pay amounts due under several invoices. CSI seeks to recover damages in excess of $4 million, including alleged past due amounts, interest, and collection costs. Workhorse filed its answer to the complaint on June 4, 2024. The parties are currently conducting discovery. The Company has accrued for these appropriate amounts as of September 30, 2024.

16.    SUBSEQUENT EVENTS
The Company has evaluated subsequent events for potential recognition and disclosures through the date the accompanying Condensed Consolidated Financial Statements were filed.

Nasdaq Delisting Notice

On October 2, 2024, the Company received a written notice from Nasdaq indicating that the Company was no longer in compliance with the $1.00 minimum bid price requirement. The Company has been provided with a compliance period of 180 calendar days, or until March 31, 2025, to regain compliance with the bid price requirement. If the Company does not regain compliance by March 31, 2025, the Company may be eligible for an additional grace period, subject to certain conditions.
The Company is currently evaluating various courses of action to regain compliance. There can be no assurance that the Company will regain compliance with the bid price requirement during the 180-day compliance period ending March 31, 2025, secure an extension of the compliance period beyond March 31, 2025 or maintain compliance with any other Nasdaq listing requirement.

2024 Securities Purchase Agreement

Pursuant to the 2024 Securities Purchase Agreement, on October 16, 2024, the Company issued and sold to the Investor a (i) 2024 Notes in the original principal amount of $1.2 million (the "Sixth Additional Note”). The Investor has waived its right to receive 2024 Warrants in connection with the Sixth Additional Note.

The issuance and sale of the Sixth Additional Note was made in connection with, and were conditioned upon, the Waiver of certain provisions of the 2024 Securities Purchase Agreement affecting the 2024 Notes and the 2024 Warrants and a related amendment to the asset purchase agreement pursuant to which the Company made its previously disclosed divestiture of its Aero business (the “Aero APA”). Pursuant to the Waiver and related amendment: (i) the Investor waived its right to receive Warrants in connection with the issuance and sale of the Sixth Additional Note, (ii) the Investor waived its right to receive Warrants in connection with the issuance and sale, if any, of additional 2024 Notes in the aggregate principal amount of up to $14.8 million, (iii) for the period commencing on October 16, 2024 and ending on and including October 16, 2025, the Investor has waived certain provisions of the 2024 Securities Purchase Agreement to permit the Company to sell up to $5.0 million in shares of Common Stock pursuant to an at-the-market offering program without a price floor and without application of certain anti-dilution and participation provisions in the 2024 Notes and the 2024 Warrants, and (iv) the Company waived the obligation of an affiliate of the Investor to make certain ongoing lease payments under the Aero APA.

17.    SUPPLEMENTAL CASH FLOW INFORMATION
During the nine months ended September 30, 2024, the Company repaid a portion of the 2024 Notes with a principal amount of $22.9 million through the issuance of 16.0 million shares of common stock. This transaction involved converting the debt into equity, which does not involve a cash outflow. However, this conversion resulted in an increase in shareholders' equity (deficit) and a reduction in long-term debt, which is reflected in the equity and liabilities sections of the Condensed Consolidated Balance Sheets.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview
We are an American technology company with a vision to pioneer the transition to zero-emission commercial trucks. Our primary focus is to provide sustainable and cost-effective solutions to the commercial transportation sector. We design and manufacture all-electric trucks, including the technology that optimizes the way these trucks operate. We are focused on our core competency of bringing our electric delivery truck platforms to serve the last mile delivery market.

We continue to seek opportunities to grow the business organically, and by expanding relationships with existing and new customers. We believe we are well positioned to take advantage of long-term opportunities and continue our efforts to bring product innovations to market.

Recent Developments

During the three months ended September 30, 2024, FedEx Corporation issued a purchase order for 15 W56 step vans to be delivered in 2024 (the “Ordered Step Vans”). On September 27, 2024, we completed our work on the Ordered Step Vans and made the Ordered Step Vans available for the purchaser’s upfitter to complete certain final customizations of the trucks for the purchaser. In connection with the completion of our work on the Ordered Step Vans in September 2024, we received payment in full for the Ordered Step Vans. We expect the Ordered Step Vans will be upfitted and delivered to the purchaser during the fourth quarter of 2024.

On October 15, 2024 our 208-inch extended wheelbase version of the W56 step van was certified to meet full FMVSS (Federal Motor Vehicle Safety Standards) and received HVIP (Hybrid and Zero-Emission Vehicle and Bus Voucher Incentive Project) certification. We believe these certifications not only validate the truck's safety and environmental compliance but also underscore our capability of providing reliable solutions for the electric commercial truck market.

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

During the three months ended September 30, 2024, we issued and sold to the Investor (i) 2024 Notes in the original principal amount of $10.0 million and (ii) 2024 Warrants to purchase up to 10.1 million shares of Common Stock. As of September 30, 2024 we had issued and sold to the Investor (i) 2024 Notes in aggregate original principal amount of $32.3 million and (ii) 2024 Warrants to purchase up to 15.6 million shares of Common Stock pursuant to the 2024 Securities Purchase Agreement (following adjustment in connection with the Company's 1-for-20 Reverse Split). In addition, on October 16, 2024, we issued and sold to the Investor an additional 2024 Notes in the original principal amount of $1.2 million. The Investor waived its right to receive warrants in connection with this issuance and sale.

The 2024 Securities Purchase Agreement contemplates additional closings as of November 18, 2024 of up to $105.5 million in aggregate principal amount of additional 2024 Notes and, if our share price makes such exercise feasible, the possible receipt of proceeds from the exercise of the corresponding 2024 Warrants pursuant to the 2024 Securities Purchase Agreement. However, we may not realize the full amount available under the 2024 Securities Purchase Agreement. Under the terms of the 2024 Securities Purchase Agreement, our ability to issue and sell additional 2024 Notes to the Investor is restricted if the Investor has not converted previous tranches of 2024 Notes into our Common Stock and sold the shares issued on conversion. Accordingly, the Investor’s ability to make such conversions and sales, and therefore our access to additional liquidity under the 2024 Securities Purchase Agreement, depends on there being a robust public trading market for our Common Stock. Since consummating the Reverse Split of our Common Stock in June 2024, the Nasdaq trading volume of our Common Stock has generally been lower (on a Reverse Split-adjusted basis) than it was before we consummated the Reverse Split. In addition, on October 2, 2024, the Company received a written notice (the “Notice”) from the Listing Qualifications Department of Nasdaq Stock Market (“Nasdaq”) indicating that, because the closing bid price of the Company’s Common Stock had fallen below $1.00 per share for 30 consecutive trading days, the Company was no longer in compliance with the $1.00 Minimum Bid Price Requirement set forth in Nasdaq Listing Rule 5550(a)(2) for continued listing on The Nasdaq Capital Market (the “Bid Price Requirement”). If these conditions continue, the $105.5 million aggregate amount of 2024 Notes (as of November 18, 2024) we can issue and sell under the 2024 Securities Purchase Agreement may be reduced, and the issuances and sales that we are able to make may be delayed.

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

Liquidity Improvement Measures

Another vital component of management’s plan to improve our liquidity and working capital requirements is reducing our operating costs to, among other things, reduce demands on the liquidity that is available to us. Accordingly, in the first and second quarter of 2024 we took the measures described below and started to realize the full benefit of such measures during the third quarter ended September 30, 2024.

•We completed a reduction in force (the “RIF”) pursuant to which we terminated approximately 20% of our total workforce, excluding direct labor. We have not incurred and do not expect to incur additional material costs in connection with the RIF.
•Generating revenue by increasing sales of our trucks and other services.
•Reducing expenses and limiting non-contracted capital expenditures.
•Raising capital to fund operations through the issuance of debt or equity securities, including through our 2024 Securities Purchase Agreement (as defined above) and our At-the-Market Sales Agreement (“ATM Agreement”), the sale of assets, or other strategic transactions.

In addition, on April 22, 2024, we furloughed 73 employees at our Union City manufacturing facility without pay, and we have experienced voluntary attrition of personnel, including senior managers of the Company, during the third quarter of 2024. We expect the furloughs and voluntary attrition to continue to provide operational savings. We have not incurred, and do not expect to incur, material costs in connection with the furloughs. We are also currently working with certain of our vendors to extend or restructure the payment terms of past due accounts payable balances. The furloughs, salary deferrals and vendor discussions are part of our previously disclosed strategy to reduce costs.

During the third quarter of 2024, we continued to reinstate certain furloughed employees to fulfill truck production requirements for the W56. However, there is still no assurance that all furloughed employees, including key personnel will be available and willing to return to work or that we will be able to replace the employees who departed voluntarily.

Management plans to continue to seek additional opportunities to reduce costs and cash expenditures in a manner intended to minimize their adverse impact on our core operations. There can be no assurance that the measures described above, or any other cost-cutting measures we may implement in the future will be sufficient to address our immediate or longer-term liquidity and working capital needs. Moreover, it is possible that such measures will have an adverse effect on our operations.
Aero Drone Design and Manufacturing Operations

As previously disclosed and discussed above as part of our cost-saving measures, on June 6, 2024, we completed the previously disclosed divestiture of our Aero business (the “Aero Divestiture”) to a third party. We expect the Aero Divestiture to provide monthly cost savings of approximately $0.4 million and enhance our ability to concentrate on our commercial electric truck business. Under the agreement’s earn-out provisions, the Company will receive a portion of the proceeds if the Aero business realizes positive net cash flow but these contingencies are indeterminable at this time. The loss on the sale for this business was $0.7 million of which $0.4 million was included in the Selling, general and administrative expenses and $0.3 million in Cost of sales in the Condensed Consolidated Statements of Operations for the nine months ended September 30, 2024.

Nasdaq Listing Requirements

As previously disclosed, on October 2, 2024, we received notice from Nasdaq indicating that, the closing bid price for our Stock had fallen below Nasdaq’s $1.00 minimum bid price requirement (the “Minimum Bid Requirement”) for 30 consecutive trading days, and therefore we were no longer in compliance with the $1.00 Minimum Bid Requirement. In order for us to regain compliance, the closing bid price of our Common Stock must be equal to or above $1.00 for a period of 10 consecutive trading days prior to March 31, 2025.

Trucks in Production

We continue to focus on product quality, manufacturing capacity and operational planning, and engineering and design to enable increased deliveries and deployments of our products and future revenue growth. During the first nine months of 2024, we continued executing our strategic product roadmap for our electric truck offerings, including the production of the W4 CC, W56 and the development of the W56 208-inch wheelbase truck program in both strip chassis and step van variants. We continued to electrify the fleet of trucks being used in our Stables by Workhorse initiative, which operates FedEx Ground delivery routes in the greater Cincinnati area. The electrification of the fleet provides us with firsthand data on the benefits and challenges of independent fleet operators experience while executing last-mile delivery operations. The initiative also provides valuable insights into how our customers can plan for and manage the transition to EV operations, including how to develop adequate charging infrastructure, training and maintenance services. In addition to our ongoing production ramp in 2024-2025, we intend to continue to generate demand and brand awareness by improving our trucks’ performance and functionality, and by developing new truck programs, including new W56 variants. We expect to continue to benefit from ongoing electrification of the commercial truck market and in particular "last mile delivery" sector.

Recent Trends and Market Conditions

We continue to monitor macroeconomic conditions to remain flexible and to optimize and evolve our business as appropriate, in this tumultuous environment and we will endeavor to project demand and infrastructure requirements globally and deploy our production, workforce and other resources accordingly.

Market Demand. Our sales during the first nine months of 2024 were lower than the prior year period due to slower-than-anticipated industry wide electric truck adoption rates and lack of government subsidies and incentives available to our dealers as well as slower than expected roll-out of additional power to electric grids and the resulting effect on roll-outs of electric truck charging infrastructure, nationwide. Delayed governmental approvals in certain states and slower than expected proliferation of charging stations across the country have also adversely impacted demand. However, we expect adoption rates to accelerate in 2025, driven by more stringent state and federal emissions requirements and continued government subsidies and incentives that will continue to reduce cost barriers for EV ownership, including the approval for our W56 platform for the California’s Hybrid and Zero-Emission Truck and Bus Voucher Incentive Project ("HVIP") program through California Air Resource Board ("CARB"), providing buyers with an $85,000 base voucher per W56 truck purchased. The accelerated adoption rates are related to the enforcement of California’s Advanced Clean Fleets Regulation (“ACF Regulation”), which is contingent upon the Environmental Protection Agency (“EPA”) granting a waiver or determining that a waiver is not necessary. Under the Clean Air Act, California holds the unique authority to request a waiver of preemption, which typically restricts states from setting their own emissions standards for new motor trucks. The EPA’s role involves a thorough review of comments and an assessment to determine if the criteria for granting a waiver are satisfied. This regulatory landscape is a significant consideration for our operations and strategic planning.

Commodities. Prices for commodities remain volatile, and we expect to experience price increases for base metals and raw materials that are used in batteries for electric trucks (e.g., lithium, cobalt, and nickel) as well as steel, aluminum and other material inputs. Global demand and differences in output across sectors have generated divergence in price movements across different commodities. We expect the net impact on us overall will be higher material costs.

Supply Chain. We continue to develop relationships with suppliers of key parts, components and raw materials to be used in the manufacture of our products such as batteries, electronics, and truck chassis that are sourced from suppliers across the world. As we continue to execute on our new truck programs, we will continue to identify supplier relationship and truck program synergies which may allow us to take advantage of pricing efficiencies from economies of scale. Where available, we will utilize multiple supply sources for key parts, and we will work to qualify multiple supply sources to achieve pricing efficiencies and minimize potential production risks related to supply chain. As previously disclosed, we are currently working with certain of our vendors to extend or restructure the payment terms of past due accounts payable balances. We are also currently in litigation with one of our battery suppliers, Coulomb Solutions Inc. For more information concerning this matter, see Note 15, Commitments and Contingencies to the Condensed Consolidated Financial Statements included in this Form 10-Q.

Inflation. Inflation continues to impact our operations, resulting from both supply and demand imbalances as economies continue to face constraints as well as the impact on the availability and cost of energy and other commodities as a result of the ongoing conflicts in Ukraine and Israel. We are seeing a near-term impact on our business due to inflationary pressure. In an effort to dampen inflationary pressures, central bank interest rates continue to be higher, which would likely raise the cost of any financing the Company may undertake in the future.

Geopolitical: Our operations and results may be impacted due to uncertainty of the political environment and the new Presidential Administration. The new Presidential Administration could affect the support for the adoption of electric trucks, as well as the availability of government subsidies to fund the adoption of electric trucks and may implement additional tariffs on imports that affect us and our industry. In addition, recent U.S. Supreme Court decisions that purport to limit the authority of federal executive agencies, including the EPA, may affect our industry in ways we cannot yet predict.

The following section provides a narrative discussion about our financial condition and results of operations. The narrative should be read in conjunction with our Condensed Consolidated Financial Statements and related Notes thereto included in Item 1 of this Form 10-Q and in conjunction with our 2023 Form 10-K

Results of Operations
The following table sets forth, for the periods indicated, the components of the Company’s Condensed Consolidated Statements of Operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Sales, net of returns and allowances	$2,509,717	$3,028,545	$4,691,451	$8,688,423
Cost of sales	6,642,549	6,557,358	21,386,676	20,312,854
Gross loss	(4,132,832)	(3,528,813)	(16,695,225)	(11,624,431)
Operating expenses
Selling, general and administrative	$7,722,014	$11,756,291	$33,883,845	$40,448,651
Research and development	2,313,423	5,771,588	7,834,113	18,056,182
Total operating expenses	10,035,437	17,527,879	41,717,958	58,504,833
Loss from operations	(14,168,269)	(21,056,692)	(58,413,183)	(70,129,264)
Interest income (expense), net	(8,317,813)	410,980	(15,109,136)	1,466,839
Fair value adjustment (loss) on warrants	(2,649,477)	—	(7,089,027)	—
Other income (loss)	—	(10,000,000)	—	(10,000,000)
Loss before provision for income taxes	(25,135,559)	(30,645,712)	(80,611,346)	(78,662,425)
Provision for income taxes	—	—	—	—
Net loss	$(25,135,559)	$(30,645,712)	$(80,611,346)	$(78,662,425)

Sales, net of returns and allowances

Sales, net of returns and allowances for the three months ended September 30, 2024 and 2023 were $2.5 million and $3.0 million, respectively. The decrease in sales was primarily due to the non-recurrence of a $2.3 million sales allowance reversal related to W4 CC vehicle sales recognized in the prior period and an increase in W4 CC and W56 truck sales in the current period of $1.7 million.

Sales, net of returns and allowances for the nine months ended September 30, 2024 and 2023 were $4.7 million and $8.7 million, respectively. The decrease in sales was primarily due to lower W4 CC truck sales compared with the same period a year ago, which was offset by an increase in W56 truck sales, other service revenue generated from operating our Stables by Workhorse route, Drones as a Service before the Aero Divestiture and other service revenue.

Cost of sales

Cost of sales for the three months ended September 30, 2024 and 2023 were $6.6 million and $6.6 million, respectively. Cost of sales was primarily flat due to increase in costs related to direct materials due to higher sales volume, which was partially offset by lower inventory reserves of $1.1 million and lower direct and indirect labor costs of $1.0 million primarily due to lower headcount as a result of employee furloughs during the period.

Cost of sales for the nine months ended September 30, 2024 and 2023 were $21.4 million and $20.3 million, respectively. The increase in cost of sales was primarily due to a $3.5 million increase in inventory reserves and a $2.8 million increase in depreciation expense which was partially offset by a $2.3 million decrease in costs related to direct materials, $1.4 million reversal of warranty expenses previously accrued, and a decrease in consulting expenses of $1.4 million.

Selling, general and administrative expenses

Selling, general and administrative (“SG&A”) expenses during the three months ended September 30, 2024 and 2023 were $7.7 million and $11.8 million, respectively. The decrease in SG&A expenses was driven by a $1.8 million decrease in employee compensation and related expenses primarily due to lower headcount, a decrease of $1.1 million in consulting expenses, a decrease in legal and professional expenses of $0.3 million and lower corporate insurances of $0.3 million.

SG&A expenses during the nine months ended September 30, 2024 and 2023 were $33.9 million and $40.5 million, respectively. The decrease in SG&A expenses was primarily driven by a $5.5 million decrease in employee compensation and related expenses due to lower headcount, a decrease in consulting expenses of $0.7 million and lower marketing expenses of $0.6 million.

Research and development expenses

Research and development (“R&D”) expenses during the three months ended September 30, 2024 and 2023 were $2.3 million and $5.8 million, respectively. The decrease in R&D expenses was primarily driven by a $2.1 million decrease in employee compensation and related expenses due to lower headcount and a $0.8 million decrease in consulting expenses.

R&D expenses during the nine months ended September 30, 2024 and 2023 were $7.8 million and $18.1 million, respectively. The decrease in R&D expenses was primarily driven by a $5.2 million decrease in employee compensation and related expenses due to lower headcount, a $1.8 million decrease in prototype expenses related to development expenses for new products which launched in 2023, a $2.3 million decrease in consulting expenses related to the W56 program, and a reduction in other expenses of $0.9 million.

Interest income (expense), net

Net interest expense for the three months ended September 30, 2024 was $8.3 million compared to net interest income of $0.4 million for the three months ended September 30, 2023. The increase is primarily due to $2.9 million in financing fees related to funds received, a $5.3 million fair value net loss, partially offset by interest income of $0.4 million due to higher cash balances in the previous period.

During the three months ended September 30, 2024, the Investor converted $8.5 million of principal into Common Stock..

Net interest expense for the nine months ended September 30, 2024 was $15.1 million compared to net interest income $1.5 million for the nine months ended September 30, 2023. The increase is primarily due to $6.0 million in financing fees related to funds received, partially offset by interest income of $1.5 million due to higher cash balances in the previous periods.
During the nine months ended, September 30, 2024 the Investor converted 2024 Notes in the principal amount of $22.9 million into Common Stock and we recorded a $8.9 million fair value net loss in Interest income (expense), net in the Condensed Consolidated Statements of Operations.

Fair value adjustment (loss) on warrants

The September 30, 2024 estimated fair value of the 2024 Warrants totaled $7.2 million. During the three and nine months ended September 30, 2024, we recorded a $2.6 million and $7.0 million fair value net loss, respectively, in the Condensed Consolidated Statements of Operations related to the 2024 Warrants.
Other income (loss)

Other (loss) for the three and nine months ended September 30, 2023 was $10.0 million and represents the impairment of our investment in Tropos.

Benefit for income taxes

Benefit for income taxes during the three and nine months ended September 30, 2024 and 2023 was zero as all income tax benefits are reserved.

Liquidity and Capital Resources; Going Concern

We have financed our operations primarily through sales of equity securities and issuance of debt. We have utilized this capital for R&D to fund designing, building and delivering trucks to customers and for working capital purposes.

We had sales of $4.7 million, incurred a net loss of $80.6 million and used $40.1 million of cash in operating activities during the nine months ended September 30, 2024. As of September 30, 2024, the Company had $3.2 million of cash and cash equivalents, net accounts receivable of $0.7 million, other receivables of $3.0 million, inventory, net of $43.2 million and accounts payable of $10.6 million. As of September 30, 2024, the Company had working capital of $7.9 million and an accumulated deficit of $832.2 million.

Our ability to continue as a going concern is contingent upon successful execution of management’s intended plan over the next twelve months to improve our liquidity and working capital requirements. We have made progress executing on our revised strategic product roadmap for our electric truck offerings, and we expect to generate additional sales within the next twelve months which will help support our operations. Additionally, as previously disclosed, management reduced its discretionary spend related to non-contracted capital expenditures and, implemented cost-savings measures, including a 20% reduction in force, our executive officers deferring approximately 20% of their cash compensation into the third quarter of 2024, furloughing 73 employees at our Union City manufacturing facility without pay, of which 16 have already been reinstated as of September 30, 2024, and divesting our Aero business. We also experienced voluntary attrition during the nine months ended September 30, 2024, which has further reduced employee compensation and related costs. As previously disclosed, we are currently working with certain of our vendors to extend or restructure the payment terms of certain past due accounts payable balances. However, if the expected sales are not generated and management is not able to control capital expenditures and other expenses, we will continue to incur substantial operating losses and negative cash flows from operations. There can be no assurance that we will be successful in implementing our plans or acquiring additional funding, that our projections of our future capital needs will prove accurate, or that any additional funding would be sufficient to continue operations in future years.

Our future funding requirements will depend upon many factors, including, but not limited to:

•our ability to produce our current generation of trucks at required scale and to sell such trucks to customers;
•our ability to acquire or license other technologies we may seek to pursue;
•our ability to manage our growth and operational expenses; and
•competing technological and market developments.

To the extent revenues from operations are insufficient to meet our liquidity requirements, our ability to continue as a going concern will be dependent on effectively raising capital through private or public placement of our equity securities, including the continued access to the additional closings of, as of November 18, 2024 up to $105.5 million in aggregate principal amount of additional 2024 Notes. However, we may not realize the full amount available under the 2024 Securities Purchase Agreement. Under the terms of the 2024 Securities Purchase Agreement, our ability to issue and sell additional 2024 Notes to the Investor is restricted if the Investor has not converted previous tranches of 2024 Notes into our Common Stock and sold the shares issued on conversion. Accordingly, the Investor’s ability to make such conversions and sales, and therefore our access to additional liquidity under the 2024 Securities Purchase Agreement, depends on there being a robust public trading market for our Common Stock. Since consummating the Reverse Split of our Common Stock in June 2024, the Nasdaq trading volume of our Common Stock has generally been lower (on a Reverse Split-adjusted basis) than it was before we consummated the Reverse Split. If these conditions continue, the aggregate amount of 2024 Notes we can issue and sell under the 2024 Securities Purchase Agreement may be reduced, and the issuances and sales that we are able to make may be delayed.

In addition, if our share price makes such exercise feasible, we may receive proceeds from the exercise of the corresponding 2024 Warrants pursuant to the 2024 Securities Purchase Agreement and use of the ATM Agreement (as further described below), for which there can be no assurance we will be successful in such efforts. We will also rely on debt financing or other sources of capital funding such as through the sale of assets to obtain sufficient financial resources to fund our operating activities. If we are unable to maintain sufficient financial resources, our business, financial condition and results of operations, as well as our ability to continue to develop, produce and market our new truck programs and satisfy our obligations as they become due, will be materially and adversely affected. This could affect future truck program production and sales. Failure to obtain additional financing will have a material, adverse impact on our business operations. There can be no assurance that we will be able to obtain the financing needed to achieve our goals on acceptable terms or at all. Additionally, any equity or equity-linked financings would likely have a dilutive effect on the holdings of our existing stockholders. Our current level of cash and cash equivalents are not sufficient to execute our business plan. For the foreseeable future, we will incur significant operating expenses, capital expenditures and working capital funding that will deplete our cash on hand.

Our ability to obtain additional financing is extremely limited under current market conditions including the significant amount of capital required, the market price of our stock and potential dilution from the issuance of any additional securities and our ability to regain compliance with the listing requirements of the Nasdaq Capital Market. If we are unable to identify other sources of funding, we may need to further adjust our operations, including and up to filing a voluntary petition for relief under the Bankruptcy Code. If this were to occur, the value available to our various stakeholders, including our creditors and stockholders, is uncertain and trading prices for our securities may bear little or no relationship to the actual recovery, if any, by holders of our securities in bankruptcy proceedings, if any.

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

Under the ATM Agreement, we may offer and sell shares of our Common Stock having an aggregate sales price of up to $175.0 million, in amounts and at times determined by management. During the nine months ended September 30, 2024, we issued 0.5 million shares under the ATM Agreement for net proceeds of $2.7 million. As of September 30, 2024 we had approximately $95.6 million available through the issuance of shares of Common Stock under the ATM Agreement. Certain of our other existing financing arrangements, including our 2024 Securities Purchase Agreement, place certain conditions and restrictions on the use of our ATM Program.
Summary of Cash Flows

	Nine Months Ended September 30,
	2024	2023
Net cash used in operating activities	$(40,115,793)	$(95,546,635)
Net cash used in investing activities	$(4,027,565)	$(16,527,317)
Net cash provided by financing activities	$11,542,249	$51,662,716

Cash Flows from Operating Activities

Our cash flows from operating activities are affected by our cash investments to support the business in R&D, manufacturing, SG&A. Our operating cash flows are also affected by our working capital needs to support fluctuations in accounts receivable, inventory, accounts payable and other current assets and liabilities.

During the nine months ended September 30, 2024 and 2023, net cash used in operating activities was $40.1 million and $95.5 million, respectively. The decrease in net cash used in operations was primarily attributable to a decrease in spend related to inventory and the above mentioned cost saving measures as we slowed our inventory build due to slower than anticipated sales throughout 2023 and the first half of 2024. The decrease is also attributable to a $5.0 million decline in employee compensation and related expenses, excluding non-cash stock-based compensation, resulting from our reduction in force actions.

Cash Flows from Investing Activities

Cash used in investing activities related primarily to capital expenditures to upgrade our production and research and development facilities, were $4.0 million for the nine months ended September 30, 2024 and $16.5 million for the nine months ended September 30, 2023. The decrease is primarily driven by a decline in spending in tooling and equipment related to our truck programs at our Union City, Indiana manufacturing facility.

Cash Flows from Financing Activities

Net cash provided by financing activities during the nine months ended September 30, 2024 was $11.5 million, which was primarily attributable to the issuances of 2024 Notes and 2024 Warrants under our 2024 Securities Purchase Agreement and of Common Stock under our ATM Program offset by the payment of our 2026 Notes.

Net cash provided by financing activities during the nine months ended September 30, 2023 was $51.7 million, which was primarily attributable to issuances of Common Stock under our ATM Program offset by the payment of our 2023 Notes.

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

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2024, the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our principal executive officer and principal financial officer have concluded that, as of such date, our disclosure controls and procedures were not effective because of a previously reported material weakness in our internal control over financial reporting, which we describe in Part II, Item 9A of our Form 10-K for the fiscal year ended December 31, 2023, and because of the material weakness affecting the fiscal quarter ended September 30, 2024 described below.

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

In addition, during the review process related to the quarter ended September 30, 2024, management identified a material weakness in the operation of the Company's internal controls over financial reporting related to the turnover of key accounting positions within the Company’s finance organization and the ability of Company accounting personnel who have recently assumed new and additional responsibilities, with the assistance of external accounting consultants, to identify, evaluate and address technical accounting and disclosure issues that affect our consolidated financial statements on a timely basis. As a result of the Company’s previously disclosed efforts to reduce costs and preserve liquidity, the Company was not able to attract, develop and retain sufficient resources to fulfill internal control responsibilities, resulting in the lack of a sufficient complement of personnel with an appropriate degree of knowledge and experience. Management has determined that this deficiency is related to employee turnover and insufficient internal resources in technical accounting and financial reporting impacting our internal control over financial reporting in the third quarter of 2024 and does not affect previously reported periods.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting, other than the remediation actions described below, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Remediation of the Material Weakness

We have undertaken and are continuing to design and implement remediation measures intended to address the material weakness related to the review of the fair value calculation of our convertible note and warrant liability discussed above. These remediation measures are focused on our precision of review of complex valuation models performed by independent third-party valuation experts we use to value these types of complex financial instruments. The valuation procedures are to be reviewed and approved by responsible management of the Company. Under the supervision of the Audit Committee, we are working to remediate this material weakness and will continue to report regularly to the Audit Committee regarding the status of the implementation activities.

We are in the process of designing and implementing remediation measures intended to address the personnel-related material weakness discussed above. These remediation measures will be focused on ensuring that we have a sufficient number of accounting personnel and that such personnel have appropriate training and experience with our disclosure and financial reporting process. Staffing and training plans are to be reviewed and approved by responsible management of the Company. Under the supervision of the Audit Committee, responsible management will develop a comprehensive remediation plan, including a detailed plan and timetable for implementation, and will report regularly to the Audit Committee regarding the status of the implementation activities.

Management’s Conclusion on Internal Control Over Financial Reporting

Based on the results of its evaluation and the material weaknesses described above, management concluded that the Company’s internal control over financial reporting was not effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with GAAP as of September 30, 2024.

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

If we cannot generate or obtain additional capital, we may be unable to meet the needs of our current and prospective customers or to expand our operations.

A lack of sufficient capital beyond cash on hand and funds available under our financing arrangements could significantly impair our ability to take on new customers and limit the size of the orders we can take from existing customers. We had negative cash flow from operating activities of $123.0 million and $93.8 million for the years ended December 31, 2023 and 2022, respectively, and we expect to continue to have negative cash flow from operating and investing activities through 2024. Our working capital requirements and the cash flow provided by future operating activities, if any, will vary greatly from quarter to quarter, depending on the volume of business during the period and payment terms with our customers and suppliers. We may also underestimate our capital requirements and other expenditures or overestimate our future cash flows.

In the event that we receive a purchase order that exceeds our inventory, we may lack sufficient working capital to purchase the components necessary to fulfill the order on a timely basis, or at all. We also may have to repay previously owed amounts to our suppliers before they sell us new components. If we are unable to purchase components from our suppliers, our truck shipments could be prevented or delayed, which could result in a loss of sales. If we are unable to meet existing orders or to enter into new orders because of a shortage in components, we will likely lose net revenue, risk losing customers and risk harm to our reputation in the marketplace, which could adversely affect our business, financial condition or results of operations. In addition, we may be unable to implement our long-term business plan, develop or enhance our product offerings, take advantage of future opportunities or respond to competitive pressures on a timely basis. In addition, a lack of additional financing could force us to substantially curtail or cease operations. As a result, our business, operating results, liquidity and financial position would be adversely affected.

We are currently out of compliance with the Nasdaq’s continuing listing requirements, and if we fail to satisfy all such applicable Nasdaq continued listing requirements, our common stock may be delisted from Nasdaq, which could adversely affect the liquidity and market price of our common stock.

Our common stock is currently listed on The Nasdaq Capital Market, which has qualitative and quantitative continued listing requirements, including corporate governance requirements, public float requirements and a $1.00 minimum closing bid price requirement. Our common stock price has been and may in the future be below the minimum bid price for continued listing on Nasdaq. On October 2, 2024, we received notice from Nasdaq indicating that the closing bid price for our common stock had fallen below the minimum bid price for continued listing for 30 consecutive trading days and was no longer in compliance with the minimum bid price requirement. In order to regain compliance, the closing bid price of our common stock must be equal to or above $1.00 for a period of 10 consecutive trading days prior to March 31, 2025. In the event the Company fails to meet this requirement by such date, the Company may be eligible for an additional grace period of 180 days, so long as it meets the applicable market value of publicly held shares requirement and other applicable listing standards for the Nasdaq Capital Market, other than the minimum bid price requirement, on the trading date prior to the deadline, and informs Nasdaq of its intent to cure this deficiency. If we fail to meet these requirements or fail to satisfy any other continued listing requirements, Nasdaq may take steps to delist our common stock.

In addition, Nasdaq has recently adopted new rules and proposed new rules that could hinder our ability to cure our deficiency and maintain the continued listing of our common stock. These new rules and rule proposals would provide for the immediate delisting with no grace period of any listed company that falls out of compliance with the minimum bid price requirement twice in a twelve-month period, provide for the immediate delisting if a listed company effects a reverse stock split that causes it to fall out of compliance with certain other listing requirements, and limits the ratio of reverse stock splits to a cumulative ratio of 1-to-250 in any two-year period. Delisting would likely have an adverse effect on the liquidity of our common stock, decrease the market price of our common stock, result in the potential loss of confidence by investors, suppliers, customers, and employees, and fewer business development opportunities, and adversely affect our ability to obtain financing for our continuing operations, including our ability to issue and sell additional notes to the Investor party to the 2024 Securities Purchase Agreement

Uncertain global macro-economic and political conditions could materially adversely affect our results of operations and financial condition.

Electric truck sales and production are cyclical and are materially affected by macroeconomic, geopolitical and industry conditions that are outside of our control and the control of our customers and suppliers, including monetary fiscal policy, economic recessions, inflation, deflation, interest rates, tariffs, political instability, labor relations issues, energy prices, regulatory requirements, government initiatives, capital and liquidity constraints, acts of war and terrorism, and natural and man-made disasters. Our operational costs are similarly impacted by such macroeconomic, geopolitical and industry conditions, which has and may continue to adversely impact our margins and profitability, such as the announcement of potential increased tariffs on imports from China and elsewhere following the U.S. presidential election which could have a significant impact on us, particularly our ability to source cost-efficient batteries for use in our trucks. Current or potential customers may delay or decrease spending on our products and services as their business and/or budgets are impacted by economic conditions. The inability of current and potential customers to pay us for our products and services may adversely affect our earnings and cash flows. In addition, deterioration of conditions in worldwide credit markets could limit our ability to obtain financing to fund our operations and capital expenditures

We have identified material weaknesses in our internal control over financial reporting. If we are unable to remediate the material weaknesses, or if we identify additional material weaknesses in the future or otherwise fail to maintain an effective system of internal controls, we may not be able to accurately or timely report our financial condition or results of operations, which may adversely affect our business.

As more fully described in Item 4. Controls and Procedures, of this Quarterly Report on Form 10-Q, we have identified a material weakness that existed as of December 31, 2023 related to our review of third-party valuation deliverables regarding our convertible note and warrant liability and a material weakness that existed as of September 30, 2024 related to the sufficiency and competency our accounting personnel. As a result of these material weaknesses, management concluded that our disclosure controls and procedures and internal control over financial reporting were not effective as of September 30, 2024.

Unless and until these material weaknesses have been remediated, or if new material weaknesses arise in the future, material misstatements could occur and go undetected in our interim or annual consolidated financial statements, and we may be required to restate our financial statements. In addition, we may experience delays in satisfying our reporting obligations or to comply with Securities and Exchange Commission rules and regulations, which could result in, among other things, regulatory or enforcement actions, securities litigation, limitations on our ability to access capital markets, debt rating agency downgrades or rating withdrawals, or loss in confidence of our investors, any one of which could adversely affect the valuation of our common stock and our business prospects. We can give no assurance that the measures we have taken and plan to take in the future will remediate the material weakness identified or that any additional material weaknesses will not arise in the future due to a failure to implement and maintain adequate internal control over financial reporting.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Executive Compensation: On November 13, 2024, the Company’s Board of Directors approved the termination of the previously disclosed 20% deferral of cash compensation by our executive officers, effective for the pay period beginning on October 28, 2024. All previously deferred compensation through the pay period ending October 27, 2024 will continue to be deferred and will not be paid until the Company’s liquidity position improves.

Insider Trading Arrangements

During the three and nine months ended September 30, 2024, none of our officers or directors adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.” However, certain of our directors and officers may adopt 10b5-1 Plans or non-Rule 10b5-1 trading arrangements in the future.

ITEM 6. EXHIBITS

Exhibit No.	Description
10.1	Form of Note (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on March 15, 2024)
10.2	Form of Warrant (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the SEC on March 15, 2024)
10.3	Form of Fifth Supplemental Indenture (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on July 18, 2024)
10.4	Form of Sixth Supplemental Indenture (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on August 23, 2024)
10.5	Form of Seventh Supplemental Indenture (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on October 1, 2024)
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL INSTANCE DOCUMENT
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Inline XBRL Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
*Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WORKHORSE GROUP INC.

Dated: November 19, 2024	By:	/s/ Richard Dauch
Name: Richard Dauch Title: Chief Executive Officer (Principal Executive Officer)

Dated: November 19, 2024	By:	/s/ Robert M. Ginnan
Name: Robert M. Ginnan Title: Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)