Form 10-K
period 2024-12-31
Workhorse Group Inc.
filed 2025-03-31
CIK 1425287

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
As of June 30, 2024, the last business day of the Registrant’s most recently completed second fiscal quarter, the market value of our common stock held by non-affiliates was $32,087,790.
The number of shares of the Registrant’s Common Stock, $0.001 par value per share, outstanding as of March 21, 2025, was 5,125,592.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of registrant's Definitive Proxy Statement for the 2025 Annual Meeting of Stockholders to be filed subsequently are incorporated by reference into Part III of this Form 10-K.

i

Forward-Looking Statements
The discussions in this Annual Report on Form 10-K (this “Report”) contain forward-looking statements reflecting our current expectations that involve risks and uncertainties. These statements are made under the “safe harbor” provisions of the U.S. Private Securities Litigation Reform Act of 1995. When used in this Report, the words “anticipate,” “expect,” “plan,” “believe,” “seek,” “estimate” and similar expressions are intended to identify forward-looking statements. These are statements that relate to future periods and include, but are not limited to, statements about the features, benefits and performance of our products, our ability to introduce new product offerings and increase revenue from existing products, expected expenses including those related to selling and marketing, product development and general and administrative, our beliefs regarding the health and growth of the market for our products, anticipated increase in our customer base, expansion of our products functionalities, expected revenue levels and sources of revenue, expected impact, if any, of legal proceedings, the adequacy of our liquidity and capital resources, including our ability to receive sufficient funding from our existing financing arrangements or from future financings and the expected terms of such financing, and expected growth in business. Forward-looking statements are statements that are not historical facts. Such forward-looking statements are subject to risks and uncertainties, which could cause actual results to differ materially from the forward-looking statements contained in this Report.

Factors that could cause actual results to differ materially include, but are not limited to: our ability to develop and manufacture our product portfolio, including the W4 CC, W750, and W56 and other programs; our ability to attract and retain customers for our existing and new products; ongoing and anticipated changes in the U.S. political environment, including those resulting from the new Presidential Administration, control of Congress, and changes to regulatory agencies; the implementation of changes to the existing tariff regime by the new Presidential Administration and measures taken in response to such tariffs by foreign governments; risks associated with obtaining orders and executing upon such orders; the unavailability, reduction, elimination or adverse application of government subsidies and incentives or any challenge to or failure by the federal government, states or other governmental entities to adopt or enforce regulations such as the California Air Resource Board’s Advanced Clean Fleet regulation; changes in attitude toward environmental, social, and governance matters among regulators, investors, and parties with which we do business; supply chain disruptions, including constraints on steel, semiconductors and other material inputs and resulting cost increases impacting our Company, our customers, our suppliers or the industry; our ability to capitalize on opportunities to deliver products to meet customer requirements; our limited operations and need to expand and enhance elements of our production process to fulfill product orders; our general inability to raise additional capital to fund our operations and business plan; our ability to receive sufficient proceeds from our current and any future financing arrangements to meet our immediate liquidity needs and the potential costs, dilution and restrictions resulting from any such financing; our ability to regain compliance with the listing requirements of the Nasdaq Capital Market and otherwise maintain the listing of our securities thereon and the impact of any steps we have taken, including reverse splits of our Common Stock, or any future steps we may take to regain such compliance, on our operations, stock price and future access to liquidity; our ability to protect our intellectual property; market acceptance of our products; our ability to obtain sufficient liquidity from operations and financing activities to continue as a going concern and, our ability to control our expenses; the effectiveness of our cost control measures and impact such measures could have on our operations, including the effects of furloughing employees; potential competition, including without limitation shifts in technology; volatility in and deterioration of national and international capital markets and economic conditions; global and local business conditions; acts of war (including without limitation the conflicts in Ukraine and the Middle East) and/or terrorism; the prices being charged by our competitors; our inability to retain key members of our management team; our inability to satisfy our customer warranty claims; the outcome of any regulatory or legal proceedings, including with Coulomb Solutions Inc.; our ability to consummate and realize the benefits of a potential sale and leaseback transaction of our Union City Facility; and other risks and uncertainties and other factors discussed from time to time in our filings with the Securities and Exchange Commission (“SEC”), including under the “Risk Factors” section of this Report.

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
All references in this Report that refer to the “Company”, “Workhorse Group”, “Workhorse”, “we,” “us” or “our” are to Workhorse Group Inc.
ii

PART I
ITEM 1. BUSINESS

Workhorse Group Inc. (“Workhorse”, the “Company”, “we”, “us”, or “our”) is an American technology company with a vision to pioneer the transition to zero-emission commercial vehicles. Our primary focus is to provide sustainable and cost-effective solutions to the commercial transportation sector. We design and manufacture all-electric vehicles, including the technology that optimizes the way these vehicles operate. We are focused on our core competency of bringing our electric delivery vehicle platforms to serve the last mile delivery market.

We are an American-based Original Equipment Manufacturer (“OEM”), and our products are marketed under the Workhorse® brand. All Workhorse last-mile delivery vehicles are assembled in our Union City, IN production facility.

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

The periods presented in this Annual Report on Form 10-K have been adjusted to reflect the Company’s June 17, 2024 1-for-20 reverse stock split (the “2024 Reverse Stock Split”) and the March 17, 2025 1-for-12.5 reverse stock split (the “2025 Reverse Stock Split”) of its Common Stock, par value $0.001 per share (the “Common Stock”).

Recent Events

Nasdaq Listing Requirements and 2025 Reverse Stock Split

As previously disclosed, on October 2, 2024, we received notice from Nasdaq indicating that the closing bid price for our Common Stock had fallen below $1.00 for 30 consecutive trading days and therefore we were no longer in compliance with the $1.00 minimum bid requirement (the “Minimum Bid Requirement”). On March 17, 2025, we effectuated the 2025 Reverse Stock Split, a 1-for-12.5 reverse stock split of our authorized shares and then issued and outstanding shares of Common Stock. The 2025 Reverse Stock Split was intended to allow us to regain compliance with the Minimum Bid Requirement, but there can be no assurance that it will have such effect. We adjusted the exercise price, number of shares issuable on exercise or vesting and/or other terms of our outstanding stock options, warrants, restricted stock, and restricted stock units to reflect the effects of the 2025 Reverse Stock Split.

In addition, Nasdaq has recently adopted new rules that could hinder our ability to cure any future deficiency and maintain the continued listing of our Common Stock. These new rules, which became effective in January 2025: (i) provide for the immediate delisting with no grace period of any listed company that falls out of compliance with the Minimum Bid Requirement for the second time in a twelve-month period, (ii) provide for immediate delisting if a listed company effects a reverse stock split that causes it to fall out of compliance with certain other listing requirements, and (iii) limit the ratio of reverse stock splits to a cumulative ratio of 1-to-250 in any two-year period. These Nasdaq rules limit our ability to affect a subsequent reverse stock split, including in the event our Common Stock fails to comply with the $1.00 Minimum Bid Requirement in the future.

Delisting would have an adverse effect on the Company and its Common Stock. Among other things, it would result in a default under the notes issued under our 2024 Securities Purchase Agreement (as defined below), and would likely result in a substantial decrease in the liquidity of our Common Stock, decrease the market price of our Common Stock, a loss of confidence by investors, suppliers, customers, and employees, and fewer business development opportunities for us, and adverse effects on our ability to obtain financing for our continuing operations, including our ability to receive additional proceeds under our existing financing arrangements, including the 2024 Securities Purchase Agreement (as defined below) and our At-the-Market Sales Agreement (“ATM Agreement”).

2024 Securities Purchase Agreement – Additional Note Issuances and Lockbox Account

On March 15, 2024, we entered into a securities purchase agreement (the “2024 Securities Purchase Agreement”) with an institutional investor (the “Investor”) under which we agreed to issue and sell, in one or more registered public offerings by the Company directly to the Investor in multiple tranches over a period beginning on March 15, 2024, (i) senior secured convertible notes for up to an aggregate principal amount of $139.0 million (the “2024 Notes”) that are convertible into shares of the our Common Stock and (ii) warrants (the “2024 Warrants”) to purchase shares of Common Stock. Pursuant to the 2024 Securities Purchase Agreement, during the year ended December 31, 2024, we issued and sold to the Investor (i) 2024 Notes in the original principal amount of $39.0 million and (ii) 2024 Warrants to purchase up to 15.6 million shares of Common Stock, (1.3 million shares adjusted for the 2025 Reverse Stock Split). As of December 31, 2024, $10.5 million fair value aggregate principal amount remained outstanding under the 2024 Notes, with an outstanding aggregate principal of $7.6 million. No shares had been issued pursuant to the 2024 Warrants as of December 31, 2024.

During the first two months of 2025, we issued and sold to the Investor 2024 Notes in the aggregate principal amount of $38.5 million and 2024 Warrants to purchase up to 55.0 million shares of Common Stock, (4.4 million shares adjusted for the 2025 Reverse Stock Split). As described in our Current Report on Form 8-K filed with the SEC on February 12, 2025, a 2024 Note in the aggregate principal amount of $35.0 million (the “Tenth Additional 2024 Note”) is governed by a lockbox letter entered into between the Company and the Investor (the “Lockbox Letter”). Pursuant to the Lockbox Letter, the net proceeds of $30.6 million after 12.5% original issue discount and related fees and expenses, of the Tenth Additional 2024 Note were deposited into a lockbox account under the control of the collateral agent under the 2024 Securities Purchase Agreement. Funds may only be released from the lockbox account from time to time (i) in an amount corresponding to the principal amount converted, if the Investor converts any portion of the Tenth Additional 2024 Note; (ii) in the amount of $2.6 million each calendar month, if we satisfy the conditions of a Market Release Event (as defined in the Lockbox Letter), including minimum Common Stock price and trading volume conditions; or (iii) otherwise, with the consent of the Investor. On March 7, 2025, the Investor notified us that it consented to the release of $3.0 million from the lockbox account, and we received these released funds on March 11, 2025. Although we expect that we will receive remaining funds held in the lockbox account during the term of the Tenth Additional 2024 Note, it is possible that the foregoing events will not occur with respect to some or all of the remaining principal amount of the Tenth Additional 2024 Note and that, accordingly, we will not be able to draw some or all of the remaining funds in the lockbox account.

Going Concern

As a result of our recurring losses from operations, accumulated deficit, projected capital needs, delays in bringing our vehicles to market and lower than expected market demand, management determined that substantial doubt exists regarding our ability to continue as a going concern within one year after the issuance date of the accompanying Consolidated Financial Statements. Our ability to continue as a going concern is contingent upon successful execution of management’s intended plan over the next twelve months to improve our liquidity and working capital, which includes, but is not limited to:

•Generating revenue by increasing sales of our vehicles and other services.
•Reducing expenses and limiting non-contracted capital expenditures.
•Receiving proceeds from our current financing arrangements, including through our 2024 Securities Purchase Agreement (as defined below) and our ATM Agreement.
•Execution of a sale-leaseback arrangement for our Union City, IN production facility.

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

Our revenues from operations are unlikely to be sufficient to meet our liquidity requirements for the twelve months following the date of the issuance of our Consolidated Financial Statements, and, accordingly, our ability to continue as a going concern depends on our ability to obtain and receive proceeds from third-party financing. We currently expect that our primary source of third-party financing will be the proceeds of the Tenth Additional 2024 Note, which we issued under our 2024 Securities Purchase Agreement. As discussed more fully above, as of March 21, 2025, approximately $27.4 million of such proceeds remain in a lockbox account and will be available to us only upon satisfaction or waiver of the conditions described above. Accordingly, there can be no assurance that any or all of such proceeds will be available to us on a timely basis or ever.

Although the 2024 Securities Purchase Agreement contemplates the issuance of up to $61.5 million of additional 2024 Notes, we can issue such 2024 Notes only to the extent we can offer and sell them pursuant to a Registration Statement on Form S-3. Because the public float of our Common Stock is currently less than $75 million, the SEC’s “baby shelf” rules will limit the amount of securities we can offer and sell on Form S-3, including the 2024 Notes, Common Stock and all other securities, to one-third of our public float in any twelve month period. Accordingly, our ability to obtain liquidity though public sales of securities, including pursuant to our ATM program and the 2024 Securities Purchase Agreement, is substantially limited.

In addition, the terms of our existing financing arrangements impose substantial restrictions on our ability to obtain additional financing.

Because of the foregoing, our ability to obtain additional proceeds from financing is extremely limited under current conditions, and if we are unable to obtain such proceeds, we may need to further adjust our operations and seek protection by filing a voluntary petition for relief under the Bankruptcy Code. If this were to occur, the value available to our various stakeholders, including our creditors and stockholders, is uncertain and trading prices for our securities may bear little or no relationship to the actual recovery, if any, by holders of our securities in bankruptcy proceedings, if any.

These conditions raise substantial doubt regarding our ability to continue as a going concern for a period of at least one year from the date of issuance of these accompanying Consolidated Financial Statements.

In order to manage liquidity and operating capital, the Company has taken or plans to do the following:

Financings under the 2024 Securities Purchase Agreement

As discussed above, we entered into our 2024 Securities Purchase Agreement with the Investor on March 15, 2024. During the year ended December 31, 2024, we received net proceeds from the issuance and sale of 2024 Notes of $34.1 million and issued 2024 Warrants of 1.3 million. In addition, to date in 2025, we have issued $38.5 million in aggregate principal amount of 2024 Notes and 4.4 million 2024 Warrants. Net proceeds of $30.6 million ($35.0 million gross issuance less 12.5% original issue discount and related fees and expenses of approximately $4.4 million) was deposited in the lockbox account. Funds may only be released from the lockbox account from time to time (i) in an amount corresponding to the principal amount converted, if the Investor converts any portion of the Tenth Additional 2024 Note; (ii) in the amount of $2.6 million each calendar month, if we satisfy the conditions of a Market Release Event (as defined in the Lockbox Letter), including minimum Common Stock price and trading volume conditions; or (iii) otherwise, with the consent of the Investor. On March 7, 2025, the Investor notified us that it consented to the release of $3.0 million from the lockbox account, and we received these released funds on March 11, 2025. Although we currently expect that we will receive remaining funds held in the lockbox account during the term of the Tenth Additional 2024 Note, it is possible that the foregoing events will not occur with respect to some or all of the remaining principal amount of the Tenth Additional 2024 Note and that, accordingly, we will not be able to draw some or all of the remaining funds in the lockbox account. To the extent funds are released from the lockbox account, we plan use such released proceeds to fund our ongoing operations and other cash needs.

Sale Leaseback of Union City, IN Manufacturing Facility

Another strategic opportunity identified by management to raise capital to fund operations was to enter into a sale leaseback arrangement for our Union City, IN manufacturing facility. As previously reported, on January 31, 2024, a subsidiary of the Company entered into a purchase and sale agreement (the “Purchase and Sale Agreement”) with William Repny LLC (the “Union City Co-Party”) for the sale of our Union City, IN manufacturing facility for a negotiated purchase price in connection with which we would lease the property back from the Union City Co-Party. Although the Purchase and Sale Agreement has not been terminated, we do not believe the transaction will be consummated at the current purchase price. Accordingly, we are currently discussing alternative sale and leaseback transactions with other potential purchasers, as well as possible changes to the terms of the Purchase and Sale Agreement with the Union City Co-Party or other strategic alternatives. We expect that if a sale and leaseback transaction for the Union City facility is consummated, whether with the Union City Co-Party or another party, the purchase price in such transaction will be materially lower than the price provided in the Purchase and Sale Agreement. Moreover, because the Union City facility is currently operating at a very limited portion of its capacity, resulting from significantly lower than expected market demand, we believe that without a significant vehicle purchase agreement from a customer, it may not be possible to consummate a sale leaseback of the facility on terms acceptable to the Company.

Cost-saving Measures

As previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 filed with the SEC on March 12, 2024 (the “Form 2023 10-K”), a vital component of management’s intended plan to improve our liquidity and working capital requirements is reducing our operating costs to, among other things, reduce our cash uses and demands on our available liquidity.

During the first quarter of 2024, we initiated a reduction in force (the “RIF”) pursuant to which we terminated approximately 20% of our total workforce, excluding direct labor, and our executive officers agreed to defer approximately 20% of their cash compensation into the beginning of the fourth quarter of 2024. Effective for the pay period beginning October 28, 2024, we ended the deferral of the cash compensation of our executive officers described above. However, the previously deferred executive officers compensation of $0.4 million, which is included in Accrued and other current liabilities in the Consolidated Balance Sheets, will remain deferred and we do not expect to pay such deferred amounts until we have adequate liquidity to do so.

In April 2024, we furloughed 73 employees at our Union City manufacturing facility without pay. Of these, 23 had since been reinstated as of December 31, 2024 to fulfill vehicle production needs. We did not incur material costs in connection with the RIF and furloughs. We currently intend to reinstate additional furloughed employees when our financial and operational position permits. However, there can be no assurance that such furloughed employees will be available and willing to return to work.

In addition to the RIF and furlough actions described above, we have significantly reduced other operating costs during the course of 2024 including, but not limited to, reductions in third-party consulting arrangements, lower research and development activities and associated internal and external costs related to new vehicle program development, consolidation of activities within back-office functions to take advantage of associated personnel attrition and other cost control actions.

We also substantially decreased the procurement of raw materials for future commercial vehicle production, which has notably affected the near-term production and availability of our W56 vehicle platform. Additionally, we are overdue on payments to certain suppliers for outstanding accounts payable. Certain purchased components for our vehicles have supplier long-lead times of up to 24 weeks. While we are focused on the sale of existing inventory on hand, in the event of an increase in market demand for our W56 vehicle, we may not have sufficient cash resources to fund working capital requirements without support from our customer and supplier base, or the availability of additional third-party financing arrangements. We are currently working with certain of our suppliers to extend or restructure the payment terms of its outstanding accounts payable as well as terms and conditions related to the purchase of materials necessary for future production.

Management plans to continue to seek additional opportunities to reduce costs and, in particular, cash expenditures, in a manner intended to minimize their adverse impact on our core operations. Management also plans to significantly reduce capital expenditures and only allocate capital for manufacturing equipment and tooling, as needed for future production to support firm orders. There can be no assurance that the measures described above, or any other cost-saving measures we may implement in the future will be sufficient to address our immediate or longer-term liquidity and working capital needs. Moreover, it is possible that such measures will have an adverse effect on our operations.

Aero Drone Design and Manufacturing Operations

Management’s plan also included a decision to cease the production operations of our drone design and manufacturing business and transition exclusively to operating as a Drones as a Service business, as previously disclosed in the 2023 Form 10-K. On June 6, 2024, the Company completed the previously disclosed divestiture of its Aero business (the “Aero Divestiture”) to a third-party, allowing the Company to concentrate on its commercial electric vehicle business. The Aero Divestiture has provided an estimated monthly cost savings of approximately $0.4 million. We would receive certain payments if the Aero business realizes positive net cash flow, but we cannot currently predict whether or when we would receive such payments. The loss on the Aero Divestiture was $0.7 million of which $0.4 million was included in Selling, general and administrative expenses and $0.3 million in Cost of sales in the Consolidated Statement of Operations for the year ended December 31, 2024.
Commercial Vehicles

We currently manufacture Class 4 and 5/6 commercial delivery vehicles. These vehicles include the W56, based on long-standing Company know-how in the Class 5/6 truck chassis market, a robust medium-duty chassis, designed for last-mile delivery and high payload work-truck applications. Initially the W56 is delivered in either a stripped chassis or complete step van configuration. In addition, we sell Class 4 cab chassis and step van vehicles, including the W4 CC and W750, and there is a significant number of our legacy E-100 and E-GEN delivery vans still in service.

We generally sell our vehicles through our Certified Dealer Program, which is our official network of verified dealers trained to safely maintain and repair the electric components of our vehicles to support our customers.
W56 Product Roadmap

Workhorse has made significant progress executing on its revised strategic product roadmap for our electric vehicle delivery offerings. During 2024, we continued executing our strategic product roadmap for our electric vehicle offerings, including the production of the W56 and the development of the W56 208-inch wheelbase vehicle program in both strip chassis and step van variants. Engineered for durability and flexibility, the W56 versatile platform provides a robust foundation for custom body builds, from delivery vans and utility vehicles to specialized vehicles. With its strong, configurable frame, the W56 is designed for safety and efficiency, and tailored to meet customer demands.

W4 CC and W750 Delivery Vehicles

In order to accelerate time-to-market for customers seeking delivery of electric vehicles during 2022, we entered into a strategic supply agreement (the “Supply Agreement”) with GreenPower Motor Company Inc. (“GreenPower”). Under the agreement, we have exclusive rights to sell Class 4 step vans based on the GreenPower supplied base vehicle. Our Class 4 vehicles are a zero-emission chassis designed to be sold in either a cab chassis version (“W4 CC”) or a step van version (“W750”) made to haul various cargo and take on both mid and last-mile routes. The W4 CC and the W750 became available for sale in 2022 and 2023 respectively in the United States. We expect the W750 will be available for sale in Canada in 2025. Both are sold under the Workhorse brand and with Workhorse after sales and support service.

E-Series Electric Delivery Vans

Workhorse's first generation E-100 battery-electric and E-GEN range-extended delivery vans are still used by our customers on daily routes across the United States. We built and delivered approximately 360 electric and range-extended medium-duty delivery trucks, many of which remain in active service, to our customers. While no longer in production, these trucks now have a combined mileage total of more than 10 million miles demonstrating the robust manufacturing and service capability as well as the overall engineering prowess of the company.

Stables by Workhorse

In 2022, Workhorse purchased ESG Logistics Corp., a provider of package pickup and delivery services, and began operating a series of FedEx Ground delivery routes in the greater Cincinnati, OH area under an initiative known as Stables by Workhorse. Throughout 2024, we continued to electrify the fleet of vehicles being used in our Stables by Workhorse initiative. The electrification of the fleet provides us with firsthand data on the benefits and challenges of independent fleet operators experience while executing last-mile delivery operations. The initiative also provides valuable insights into how our customers can plan for and manage the transition to EV operations, including how to develop adequate charging infrastructure, training and maintenance services.

Locations and Facilities

Our Company headquarters and research and development facilities are located in the Greater Cincinnati area in Ohio. We manufacture and test our electric commercial vehicles at our manufacturing facility located in Union City, IN. We also operate an engineering and technical design center in Wixom, Michigan.
Technology, Research and Development
Workhorse Connect™ (Formerly Metron)

We continue to develop and maintain our Workhorse Connect™ remote data management system that tracks the performance of all the vehicles we deploy, providing a service management system and the communication channel between our customers and partners. We are currently focused on adding the ability to integrate Workhorse Connect™ Telematics with the internal telematics and data management systems of our clients, as well as expanding our ability to present and analyze data within a proprietary Workhorse interface. The Workhorse Connect™ system is capable of updating more than 500 data points in ten seconds, live trip tracking and route replays, remote battery range monitoring, custom graphics analysis and data reports.

Our technology focus is on developing complete-vehicle solutions for manufacture, and on software systems to support the use and maintenance of those vehicles. Research and development activities are conducted in-house at our commercial vehicle facilities in Sharonville, OH and Wixom, MI, and are carried out by staff located at those facilities.

Supply Chain

We continue to build long-term relationships with suppliers of key parts, components, and raw materials necessary for the manufacture of our vehicles, including batteries, electronics, and vehicle chassis. Our supply chain is global, and we rely on suppliers across multiple regions to source critical components. As part of our procurement strategy, we actively work to identify and establish relationships with multiple suppliers to improve supply chain resilience, enhance cost efficiency and where possible reduce dependence on single source suppliers. This includes collaborating with Coulomb Solutions Inc., our supplier of certain vehicle batteries, to address the complaint filed against us (see Note 15, “Commitments and Contingencies – Legal Proceedings” in this Annual Report on Form 10-K).

Regulatory

Our electric vehicles are designed to comply with required government regulations and industry standards. Government regulations regarding the manufacture, sale and implementation of products and systems similar to our electric vehicles are subject to future change. We cannot predict what impact, if any, such changes may have on our business.

Emission and fuel economy standards

Government regulation related to climate change is in effect at the U.S. federal and state levels. The U.S. Environmental Protection Agency (“EPA”) and the National Highway Traffic Safety Administration (“NHTSA”) issued final Phase 2 rules in 2016, setting greenhouse gas emissions and fuel economy standards for heavy-duty vehicles covering model years 2021 through 2027. The EPA finalized Phase 3 rules in 2024, introducing progressively more stringent standards for model years ("MY") 2027 through 2032.

The rules provide emission standards for CO2 and fuel consumption standards for three main categories of vehicles: (i) combination tractors; (ii) heavy-duty pickup vehicles and vans; and (iii) vocational vehicles. We believe Workhorse vehicles would be considered “vocational vehicles” and “heavy-duty pickup vehicles and vans” under the rules. According to the EPA and NHTSA, vocational vehicles consist of a wide variety of vehicle and bus types, including delivery, refuse, utility, dump, cement, transit bus, shuttle bus, school bus, emergency vehicles, motor homes and tow vehicles, and are characterized by a complex build process, with an incomplete chassis often built with an engine and transmission purchased from other manufacturers, then sold to a body manufacturer.

The EPA and NHTSA rules also establish multiple incentive programs for manufacturers of alternatively fueled vehicles, such as our vehicles. Programs include an engine Averaging, Banking and Trading (“ABT”) program, a vehicle ABT program and additional credit programs for early adoption of standards or deployment of advanced or innovative technologies. The ABT programs will allow for emission and/or fuel consumption credits to be averaged, banked or traded within defined groupings of the regulatory subcategories. The additional credit programs will allow manufacturers of engines and vehicles to be eligible to generate credits if they demonstrate improvements more than the standards established in the rule prior to the model year the standards become effective or if they introduce advanced or innovative technology engines or vehicles.

In 2024, the EPA finalized its Phase 3 greenhouse gas emissions standards, which became effective on May 21, 2024, with regulatory requirements starting in MY 2027. The new standards apply to heavy-duty ("HD") vocational vehicles (such as delivery vehicles, refuse haulers, public utility vehicles, transit and shuttle buses, school buses) and tractors (such as day cabs and sleeper cabs for tractor-trailers). Specifically, the EPA is implementing stronger CO₂ standards for MY 2027 HD vehicles, which go beyond the current standards under the HD Phase 2 Greenhouse Gas program. Additionally, the EPA is setting progressively tighter CO₂ standards starting in MY 2028, continuing through MY 2032.

The Clean Air Act requires that we obtain a Certificate of Conformity (“CoC”) issued by the EPA Federal emissions compliance. In the state of California, an Executive Order issued by the California Air Resource Board (“CARB”) is required for emissions compliance, examined and issued with respect to emissions and mileage requirements for our vehicles. The CoC is required for vehicles sold in states covered by the Clean Air Act’s standards and the California Executive Order is required for vehicles sold in states that have sought and received a waiver from the EPA to utilize California standards. The California standards for emissions control for certain regulated pollutants for new vehicles and engines sold in California are set by CARB. States that have adopted the California standards as approved by EPA also recognize the Executive Order for sales of vehicles. In California, a Zero-emission Powertrain (“ZEP”) Certification is an additional requirement for new applicants to participate in the Hybrid and Zero-Emission Truck and Bus Voucher Incentive Project (“HVIP”) on or after January 1, 2023. This new requirement applies to all zero-emission powertrains and the trucks and buses in which they are installed. Workhorse’s MY 2023 and newer vehicles are eligible for California’s HVIP program and other incentive and grant programs across the United States, including those in New York and Massachusetts.

It is important to highlight the regulatory context in which we operate, particularly concerning the EPA waivers for California’s Advanced Clean Trucks (“ACT”) and Advanced Clean Fleets (“ACF”) rules:

•ACT Rule: In March 2023, the EPA granted a waiver for California's ACT rule, a key regulatory step. This rule imposes mandates on vehicle manufacturers as part of the state’s comprehensive strategy to reduce emissions from its trucking sector.
•ACF Rule: In November 2023, CARB submitted a request to the EPA for a waiver concerning the ACF rule. This regulation is primarily directed at the purchasers of vehicles, delineating mandates that complement the manufacturer-

focused ACT rule. On January 13, 2025, CARB formally withdrew its waiver request for the Advanced Clean Fleets (ACF) rule. The EPA acknowledged this withdrawal the same day, updating its website to reflect that no pending CARB waiver requests remain.

It is important to note that the enforcement of California’s ACF rule continues to apply to state and local government fleets. These fleets are still subject to the ACF regulation and are required to comply with its requirements, which were effective as of January 1, 2024. CARB is not required to request a waiver for these fleets under section 209 of the federal Clean Air Act and can continue to fully enforce all their requirements. This regulatory landscape is a significant consideration for our operations and strategic planning.

Vehicle safety and testing

The National Traffic and Motor Vehicle Safety Act of 1966 (the “Safety Act”) regulates motor vehicles and motor vehicle equipment in the United States in two primary ways. First, the Safety Act prohibits the sale in the United States of any new vehicle or equipment that does not conform to applicable motor vehicle safety standards established by NHTSA. Meeting or exceeding many safety standards is costly, in part because the standards tend to conflict with the need to reduce vehicle weight in order to meet emissions and fuel economy standards. Second, the Safety Act requires defects related to motor vehicle safety be remedied through safety recall campaigns. A manufacturer is obligated to recall vehicles if it determines the vehicles do not comply with a safety standard. Should we or NHTSA determine whether a safety defect or noncompliance exists with respect to any of our vehicles, the cost of such recall campaigns could be substantial.

Recent regulatory developments from the new Presidential Administration

Since the new Presidential Administration took office in January 2025, the new Presidential Administration has rescinded various executive orders issued by prior administrations and has issued new executive orders and taken other related executive actions, which indicate an intention to reverse much of the previous administration’s policy directives related to clean energy and electric vehicles. In addition, the new Presidential Administration has taken actions to reduce the number of federal employees and to eliminate certain federal agencies or reduce their authority. For example, the new Presidential Administration has issued executive orders to revoke prior executive orders that directed federal agencies to review and potentially revise vehicle fuel efficiency and emissions standards. The revocation of these executive orders may decrease the demand and reduce the value of the greenhouse gas credits and similar regulatory credits, which may be important to our customers or potential customers. We cannot guarantee that the current governmental incentives and subsidies available for purchasers of electric vehicles will remain available. In addition, the new Presidential Administration has suspended funding the previously proposed plan to deploy an additional 500,000 electric vehicle charging stations across the United States. Many of the new Presidential Administration’s policy objectives will require further rulemaking actions or other formal steps before they would become law. As a result, there is significant uncertainty regarding whether or how regulations and the agencies that administer and enforce these regulations may change as a result of the actions taken to date and possible future actions by the new Presidential Administration. Additionally, there may be litigation over such regulatory changes, and if public enforcement decreases as a result of such changes, private litigation may increase.

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

Commitment to Sustainable Business Excellence

Our mission is grounded in leading the commercial vehicle industry’s transition to zero emissions. To accomplish this, we embrace a future built on lower carbon emissions—from energy generation to end-use consumption. As part of this transition, we are designing and manufacturing purpose-built last-mile electric delivery vehicles that are essential to the evolving transportation ecosystem.

We define sustainability not as a separate initiative, but as a strategic pillar embedded in our operations, products, and partnerships. Our investments in facility efficiency and environmentally conscious design reflect our commitment to operational excellence. At the same time, we foster a culture of safety and continuous improvement, empowering our workforce through active engagement.

Environmental responsibility extends throughout our value chain. We are reducing our carbon footprint by working closely with suppliers who share our values and adhere to social, environmental, and ethical best practices. This holistic approach ensures our vehicles are not only sustainable but also deliver strong performance, lower Total Operating Cost (TOC), and an attractive Return on Investment (ROI) for our customers.

We recognize that strong governance is essential to achieving our strategic goals. Our governance framework promotes accountability and transparency, with leadership oversight at every level. In 2024, our cross-functional Committee played a key role in advancing workforce development and aligning company-wide initiatives with our mission-driven priorities.

This balanced approach—environmental stewardship, social responsibility, and robust governance—supports both long-term value creation and near-term customer success.

Human Capital

As of December 31, 2024, we had 143 full-time and seasonal employees. None of our U.S. employees are represented by a labor organization or are party to any collective bargaining arrangement. We have never experienced a strike or similar work stoppage, and we consider our relations with our employees to be good.

We understand that our innovation leadership is ultimately rooted in people. Competition for qualified personnel in our space is intense, and our success depends in large part on our ability to recruit, develop and retain a productive and engaged workforce. Accordingly, investing in our employees and their well-being, offering competitive compensation and benefits, promoting an inclusive culture, adopting progressive human capital management practices and community outreach constitute core elements of our corporate strategy.

Notwithstanding the above, as a result of weaker than expected market demand for our vehicles and in an effort to further adjust our operations to the current environment to conserve our liquidity, during the first quarter 2024 we completed a reduction in force (the “RIF”) and terminated approximately 20% of our total workforce, excluding direct labor. In April 2024, the Company furloughed 73 employees at its Union City, IN manufacturing facility without pay and from these, 23 such employees had been reinstated as of December 31, 2024 to fulfil vehicle production requirements.

Governance

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

Support Employee Well-being and Engagement

We support the overall well-being of our employees from a physical, emotional, financial, and social perspective. Our well-being program includes a long-standing practice of flexible paid time off, life planning benefits, wellness platforms and employee assistance programs.

Offer Competitive Compensation and Benefits

We strive to ensure that our employees receive competitive and fair compensation and innovative benefits offerings, tying incentive compensation to both business and individual performance, offering competitive maternal/paternal leave policies and providing meaningful retirement and health benefits.

Provide Programs for Employee Recognition

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

Create Opportunities for Growth and Development

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
ITEM 1A. RISK FACTORS
Risks Related to our Business and Operations

Substantial doubt exists regarding our ability to continue as a going concern through the twelve months following the date of the issuance of the Consolidated Financial Statements accompanying this Annual Report on Form 10-K.

We have incurred net losses of $101.8 million and $123.9 million for the fiscal years ended December 31, 2024 and December 31, 2023, respectively. As a result of our recurring losses from operations, accumulated deficit, projected working capital needs and delays in bringing our vehicles to market, and, accordingly, slower market demand than previously expected, substantial doubt exists as to our ability to continue as a going concern over the twelve months from the date of the issuance of the audited financial statements accompanying this Form 10-K. Our ability to continue as a going concern depends on our ability to receive additional proceeds from our financing relationships, including the release of funds from the lockbox account in which proceeds of our most recent issuance of 2024 Notes under our 2024 Securities Purchase Agreement are held. In addition, our ability to enter into new financing arrangements is significantly limited by the terms of our existing financing arrangements, including our 2024 Securities Purchase Agreement, as well as other factors, such as the so-called “baby shelf” rules under Form S-3. To the extent we are unable to satisfy these capital needs, we will need to significantly modify or terminate our operations and our planned business activities. The failure to obtain sufficient financing could adversely affect our ability to achieve our business objectives and continue as a going concern.

If we cannot generate or obtain additional capital, we may be unable to meet the needs of our current and prospective customers or to expand our operations.

A lack of sufficient capital beyond cash on hand and funds available under our financing arrangements could significantly impair our ability to take on new customers and limit the size of the orders we can take from existing customers. We had negative cash flow from operating activities of $47.6 million and $123.0 million for the years ended December 31, 2024 and 2023, respectively. Our working capital requirements and the cash flow provided by future operating activities, if any, will vary greatly from quarter to quarter, depending on the volume of business during the period and payment terms with our customers and suppliers. We may also underestimate our capital requirements and other expenditures or overestimate our future cash flows.

In the event that we receive a purchase order that exceeds our inventory, we may lack sufficient working capital to purchase the components necessary to fulfill the order on a timely basis, or at all. We also may have to repay previously owed amounts to our suppliers before they sell us new components. If we are unable to purchase components from our suppliers, our vehicle shipments could be prevented or delayed, which could result in a loss of sales.

In addition, we have limited experience in high volume manufacture of our vehicles. We cannot provide assurance as to whether we will be able to scale our current production facilities to implement efficient processes and reliable sources of component supply that will enable us to meet the productions standards and volumes required to fill a large purchase order. Even if we are successful in developing our high volume production capability and processes and reliably source our component supply, no assurance can be given as to whether we will be able to do so in a manner that avoids significant delays and cost overruns, including as a result of factors beyond our control, or to store and deliver parts in sufficient quantities to the manufacturing lines in a manner that enables us to increase production and satisfy the requirements of customers and potential customers.

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

We believe the availability of government subsidies and incentives, including the California Hybrid and Zero-Emission Truck and Bus Voucher Incentive Project (“HVIP”), is an important factor considered by our customers when purchasing our vehicles. Our growth depends in part on the availability and amounts of these subsidies and incentives. Many of our current and prospective customers are seeking to leverage HVIP due to its ease of access and amount of funding available per vehicle. In addition, some of our purchase orders have contingencies related to HVIP funding. If our vehicles fail to qualify for the HVIP, or we experience a material delay in obtaining qualification for the HVIP program, our business, financial condition and results of operations would suffer. Furthermore, any reduction, elimination or discriminatory application of the HVIP or other government subsidies and incentives because of budgetary challenges, policy changes, the reduced need for such subsidies and incentives due to the perceived success of electric vehicles or other reasons may result in the diminished price competitiveness of the alternative fuel vehicle industry.

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

Future federal and state administrations could introduce additional uncertainty for the EV industry. For instance, the new Presidential Administration has issued executive orders and could implement additional policies or modify regulations that could negatively impact the expansion of the EV market, such as by rescinding or modifying certain tax credits, and could take further actions to diminish incentives for the production and purchase of EVs. Consequently, the availability of these tax credits or other government incentives and our ability and that of our customers and competitors to benefit from these credits and incentives, remain uncertain at this time.

Uncertain global macro-economic and political conditions could materially adversely affect our results of operations and financial condition.

Electric vehicle sales and production are cyclical and are materially affected by macroeconomic, geopolitical and industry conditions that are outside of our control and the control of our customers and suppliers, including monetary fiscal policy, economic recessions, inflation, deflation, interest rates, tariffs, political instability, labor relations issues, energy prices, regulatory requirements, government initiatives, capital and liquidity constraints, acts of war and terrorism, and natural and man-made disasters. Our operational costs are similarly impacted by such macroeconomic, geopolitical and industry conditions, which have and may continue to adversely impact our margins and profitability, such as the tariffs on imports from China, Canada, Mexico, Europe and elsewhere imposed following the inauguration of the new Presidential Administration, which could have a significant impact on us, particularly our ability to source cost-efficient batteries for use in our trucks. Current or potential customers may delay or decrease spending on our products and services as their business and/or budgets are impacted by economic conditions. The inability of current and potential customers to pay us for our products and services may adversely affect our earnings and cash flows. In addition, deterioration of conditions in worldwide credit markets could limit our ability to obtain financing to fund our operations and capital expenditures.

The current conflicts in Ukraine and the Middle East and any resulting sanctions could have an adverse impact on our current operations.

Further, such conflicts are likely to lead to market disruptions, including significant volatility in commodity prices, credit and capital markets, as well as supply chain interruptions for equipment, which could have an adverse impact on our operations and financial performance.

Our business could be adversely affected by trade tariffs or other trade barriers.

Our business is subject to the imposition of tariffs and other trade barriers, which may make it more costly for us to import raw materials and product components for our vehicles and to export our vehicles to Canada or elsewhere. The new Presidential Administration recently imposed new tariffs on imports to the United States from China, Mexico, Canada, and Europe. and has threatened to impose new tariffs on imports from other countries. In addition, these countries have, and in the future other countries may, impose retaliatory tariffs. The resulting environment of retaliatory trade or other practices or additional trade restrictions or barriers, if implemented on a broader range of products or raw materials, could harm our ability to obtain necessary raw materials and product components or sell our products and services at prices customers are willing to pay, which could have a material adverse effect on our business, prospects, results of operations, and cash flows. Relatedly, trade policies could lead to an increasing number of competitors entering the United States, thereby creating more competition. If we experience cost increases as a result of existing or future tariffs and are unable to pass on such additional costs to our customers, or otherwise mitigate the costs, or if demand for our planned exportation of vehicles decreases due to the higher cost, our business, prospects, financial condition, results of operations, and cash flows could be materially and adversely affected.

We cannot assure you that we will be successful in executing our business plan, which includes selling our recently developed W56 vehicle chassis platform and the expansion of offerings on that platform Our failure to execute our business plan would have a material adverse effect on our business, financial position, results of operations, cash flows and liquidity.

During 2023, we launched the W56, a new vehicle chassis platform, which is the foundation of our revised strategic product roadmap. During 2024, we continued executing our strategic product roadmap for our electric vehicle offerings, including the production of the W4 CC, W56 and the development of the W56 208-inch wheelbase vehicle program in both strip chassis and step van variants. In addition, our product roadmap also includes our second generation, low floor, advanced content offering for the vehicle chassis market, expanding our vehicle foundation and is expected to begin production in late 2026 or 2027. To accelerate time-to-market for customers seeking delivery of electric vehicles, we continue to produce and sell Class 4 vehicles either as a cab chassis version (W4 CC) or a step van version (W750) made to haul various cargo and take on both mid and last-mile routes. The W750 was launched into production and sale in 2023, in addition to the W4 CC, which became available for sale in 2022.

Product development involves numerous risks and uncertainties. We cannot assure you that we have successfully developed our new vehicle platforms or that we have identified any potential issues in their design or use. We may be unable to launch and ramp up production as necessary, we may experience unexpected costs, delays or service burdens, we may be unable to deliver such vehicles on an economical basis and our customers may not find our vehicles are acceptable for their use. Any of the foregoing would have a material adverse effect on our business, financial position, results of operations, cash flows and liquidity.

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

We had an accumulated deficit of $853.4 million as of December 31, 2024. Except for the year ended December 31, 2020, we have incurred net losses every year since our inception and expect to continue to incur net losses in 2025. We may incur significant losses in the future for a number of reasons, including the other risks described in “Risk Factors”, and we may encounter unforeseen expenses, difficulties, complications, delays and other unknown events. Accordingly, we may not be able to achieve or maintain profitability. Our management is developing plans to alleviate the negative trends and conditions described above and there is no guarantee such plans will be successfully implemented. Our business plan is focused on providing sustainable and cost-effective solutions to the commercial transportation sector but is still unproven. There is no assurance that even if we successfully implement our business plan, we will be able to curtail our losses or ever achieve profitable operations. If we incur additional significant operating losses, our stock price may significantly decline.

If our vehicles fail to perform as expected, our ability to develop, market and sell our electric vehicles could be harmed.

If our vehicles were to contain design or manufacturing defects that cause them not to perform as expected or that require repair, our ability to develop, market and sell our vehicles could be harmed. We currently have a limited frame of reference by which to evaluate the long-term quality, reliability and performance characteristics of our vehicles, battery packs and other products, particularly our new chassis platforms, the W4 CC, W750, and W56. There can be no assurance that we will be able to detect and repair any defects in our products before commencing the sale of our vehicles.

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

We currently have a limited number of customers and prospective customers, with no long-term agreements with existing customers, and we expect that a significant portion of our future sales will be from a limited number of customers. The loss of any of these customers could materially harm our business.

A significant portion of our projected future revenue is expected to be generated from a limited number of dealers and fleet customers. Additionally, much of our business model is focused on building relationships with a few large dealers and fleet customers. Currently, we have no contracts with customers that include long-term commitments or minimum volumes to ensure future sales of vehicles. As such, a customer may take actions that negatively affect us for reasons we cannot anticipate or control, such as a customer’s financial condition, changes in the customer’s business strategy or operations, or the perceived performance or cost-effectiveness of our vehicles. In addition, as described above, we may not be able to meet customer requirements with the new vehicle chassis platforms we are developing and plan to offer to them. The loss of or a reduction in sales or anticipated sales to our most significant customers would have a material adverse effect on our business, prospects, financial condition and operating results.

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

In addition, these laws are subject to change. To the extent the laws change, or if we introduce new vehicles in the future (including, without limitation, the new vehicle chassis platforms we are developing), some or all of our vehicles may not comply with applicable federal, state, or local laws. Further, certain federal, state, and local laws and industrial standards currently regulate electrical equipment. There is also uncertainty regarding the impact of the new Presidential Administration’s policies with respect to the EV industry and government funding, incentives, tax credits, regulatory credits and tariffs, which could have a material adverse effect on our business, results of operations or financial condition. In particular, we face risks associated with changes to regulations related to the EV industry and alternative energy, such as:

•The imposition of a carbon tax or the introduction of a cap-and-trade system on electric utilities, either of which could increase the cost of electricity and thereby the cost of operating an EV;
•New state regulations of EV fees could discourage consumer demand for EVs;
•The increase of subsidies for alternative fuels such as corn and ethanol could reduce the operating cost of vehicles that use such alternative fuels and gasoline, and thereby reduce the appeal of EVs;
•Changes to the regulations governing the assembly and transportation of battery cells could increase the cost of battery cells or make such commodities more difficult to obtain;
•New regulations regarding the content of battery cells or packs, including mineral composition, mandatory recycling, or take back programs that require us to comply with new sets of laws and regulations;
•Changes in regulation that affect vehicle design or engineering, for example relating to the noise required to be emitted by EVs, may impact the design or function of EVs, and thereby lead to decreased consumer appeal; and
•Changes in regulations governing the range and miles per gallon of gasoline-equivalent calculations could lower our vehicles’ ratings, making EVs less appealing to consumers.

To the extent the laws change or are interpreted or enforced differently, our vehicles may not comply with applicable federal, state, or local laws, which would have an adverse effect on our business. Compliance with changing regulations could be burdensome, time consuming, and expensive. To the extent compliance with new regulations is costly, our business, prospects, financial condition, results of operations, or cash flows would be materially and adversely affected.

We may incur costs, expenses and penalties related to regulatory matters, governmental investigations, legal proceedings and other claims, which could have a material adverse effect on the Company's business, financial position, results of operations, cash flows or liquidity.

We are subject to extensive government regulations. Federal, state and local laws and regulations may change from time to time and our compliance with new or amended laws and regulations in the future may materially increase our costs and could adversely affect our results of operations and competitive position. In addition, violations of the laws and regulations to which we are subject could result in civil and criminal fines, penalties and sanctions against us, our officers or our employees, as well as prohibitions on the conduct of our business, and could also materially affect our reputation, business and results of operations. On April 19, 2024, Coulomb Solutions Inc. (“CSI”), a supplier to us of certain of the batteries used in our vehicles, filed a complaint against us in the United States District Court for the Eastern District of Michigan. This or other litigation could also materially affect our reputation, business and results of operations. See Note 15, Commitment and Contingencies, to the Consolidated Financial Statements included in this Annual Report on Form 10-K.

Pandemics, epidemics, disease outbreaks and other public health crises, such as the COVID-19 pandemic, have disrupted our business and operations, and future public health crises could materially adversely impact our business, financial condition, liquidity and results of operations.

Pandemics, epidemics, or disease outbreaks in the U.S. or globally, including the COVID-19 pandemic, have disrupted, and may in the future, disrupt our business, which could materially affect our financial condition, liquidity, and results of operations as well as future expectations. Any such events may adversely impact our global supply chain in the U.S., China and elsewhere. In particular, we could experience among other things: (1) continued or additional global supply disruptions, including with our third-party manufacturers, upon whom we rely to provide certain parts incorporated into our vehicles; (2) labor disruptions; (3) an inability to manufacture our vehicles; (4) an inability to sell to our customers; (5) a decline in customer demand during and following any pandemic; and/or (6) an impaired ability to access credit and capital markets. Any new pandemic or other public health crises, or future public health crises, could have a material impact on our business, financial condition and results of operations going forward.

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

Our future growth depends on the willingness of operators of commercial vehicle fleets to adopt electric vehicles and on our ability to produce, sell and service vehicles that meet their needs. This often depends upon the cost for an operator adopting electric vehicle technology as compared to the cost of traditional internal combustion technology.

Our growth depends on the adoption of electric vehicles by operators of commercial vehicle fleets and on our ability to produce, sell and service vehicles that meet their needs. The entry of commercial electric vehicles into the medium-duty commercial vehicle market is a relatively new development, particularly in the United States, and is characterized by rapidly changing technologies and evolving government regulation, industry standards and customer views of the merits of using electric vehicles in their businesses. This process has been slow because, without including the impact of government or other subsidies and incentives, the purchase prices for our commercial electric vehicles would be higher than the purchase prices for diesel-fueled vehicles. Our growth has also been negatively impacted by the relatively low price of oil in previous years.

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

If the market for commercial electric vehicles does not develop broadly and quickly than it is currently developing, our business, prospects, financial condition and operating results will be adversely affected.

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
•changes in attitudes toward corporate sustainability initiatives;
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

Further, recent executive orders by the new Presidential Administration indicate an intention to reverse much of the previous administration’s policy directives related to clean energy and EVs. This policy shift may reduce governmental incentives and subsidies for EVs, potentially chilling customer demand and impacting our future growth prospects. These recent executive orders may also face legal challenges that could delay or alter their implementation. The possibility of enacting these new policies, including the legal durability of said actions, introduces uncertainty into the regulatory environment, potentially affecting our business, prospects, financial condition, results of operations, and cash flows.

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

Companies currently competing in the fleet logistics market offering alternative fuel medium-duty vehicles include General Motors, Ford Motor Company and Freightliner. There are also a number of new, well capitalized entrants into the market place. Ford and Freightliner are currently selling alternative fuel fleet vehicles including hybrids and General Motors has recently brought a medium duty electric delivery van to market under its Chevrolet – Brightdrop brand to market. General Motors, Ford and Freightliner have substantially more financial resources, established market positions, long-standing relationships with customers and dealers, and have more significant name recognition, technical, marketing, sales, financial and other resources than we do.

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

We cannot assume growth in the electric vehicle industry will continue. Our business will suffer if the electric vehicle industry does not grow or grows more slowly than it has in recent years or if we are unable to maintain the pace of industry demands. In addition, policy shifts, including those resulting from the new Presidential Administration, may have a material and adverse effect on the demand and market for EVs, including our products.

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

We rely and will rely on various suppliers to provide critical components and materials used in our vehicles, including our battery packs. However, we have a limited number of definitive supply agreements. Changes in business conditions, pandemics, wars, including the conflicts in Ukraine and the Middle East and resulting sanctions, and other factors beyond our control or which we do not presently anticipate could negatively affect our ability to receive components. If component suppliers become unwilling or unable to provide components, there are a limited number of alternative suppliers who could provide them and the price for them could be substantially higher. A failure by our major suppliers to provide these components could severely restrict our ability to manufacture our products and prevent us from fulfilling customer orders in a timely fashion.

Continued disruption of supply, shortage of materials or increases in costs, in particular for battery packs could harm our business.

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

The risk of product liability claims, product recalls, and associated adverse publicity is inherent in the manufacturing, marketing, and sale of electric vehicles. Although we have product liability insurance for certain of our consumer and commercial products, that insurance may be inadequate to cover all potential product claims. Any product recall or lawsuit seeking significant monetary damages either in excess of our coverage, or outside of our coverage, may have a material adverse effect on our business and financial condition. We may not be able to secure additional product liability insurance coverage on acceptable terms or at reasonable costs when needed. A successful product liability claim against us could require us to pay a substantial monetary award. Moreover, a product recall, such as the one we initiated in 2021, could generate substantial negative publicity about our products and business and inhibit or prevent commercialization of other future product candidates. We cannot provide assurance such claims and/or recalls will not be made in the future.

Our success may depend on protecting our intellectual property rights.

We rely on trade secret protections to protect our proprietary technology as well as registered patents and patent applications. Our patents and patent applications relate to the vehicle chassis assembly, vehicle header and drive module, manifold for electric motor drive assembly, onboard generator drive system for electric vehicles. Our success will, in part, depend on our ability to obtain additional trademarks and patents. We are working on registering additional patents and trademarks with the United States Patent and Trademark Office. Although we have entered into confidentiality agreements with our employees and consultants, we cannot be certain others will not gain access to these trade secrets. Others may independently develop substantially equivalent proprietary information and technologies or otherwise gain access to our trade secrets. Therefore, we may be subject to disputes with our employees over ownership of any new technologies or enhancements such employees help to develop.

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

Although none of our employees are currently represented by a labor union, it is common throughout the automotive industry for many employees to belong to a union, which can result in higher employee costs and increased risk of work stoppages. Our employees may join or seek recognition to form a labor union, or we may be required to become a union signatory. Our production facility in Union City, IN was purchased from Navistar. Prior employees of Navistar were union members and our future work force at this facility may be inclined to vote in favor of forming a labor union. Furthermore, we are directly or indirectly dependent upon companies with unionized work forces, such as parts suppliers and trucking and freight companies, and work stoppages or strikes organized by such unions could have a material adverse impact on our business, financial condition or operating results. If a work stoppage occurs, it could delay the manufacture and sale of our vehicles and have a material adverse effect on our business, prospects, operating results or financial condition. The mere fact our labor force could be unionized may harm our reputation in the eyes of some investors. Consequently, the unionization of our labor force could negatively impact our company.

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

Increasing scrutiny and changing requirements, attitudes or expectations from global regulators, our investors, consumers, employees, and other stakeholders with respect to our environmental, social, and governance (“ESG”) practices may impose additional costs on us or expose us to new or additional risks.

Companies across many industries are facing increasing scrutiny related to their ESG practices and reporting. U.S. regulators, investors, consumers, employees, and other stakeholders have focused increasingly on ESG practices and placed increasing importance on the implications and social cost of their investments, purchases, and other interactions with companies. With this increased focus, public reporting regarding ESG practices is more broadly expected. Any failure or perceived failure to accomplish or accurately track and report on our ESG initiatives on a timely basis or to meet regulators, investor, consumer, employee or other stakeholder expectations on ESG matters, particularly because our mission is to create innovative and technologically advanced products with the goal of accelerating the global transition to zero-emission electric delivery vehicles, could adversely affect our brand and reputation, our employees’ engagement and retention and the willingness of our customers and partners to do business with us. At the same time, there exists some, and there may be further, softening of ESG support among some stakeholders and government institutions, and we could be criticized by some for the scope or nature of our ESG initiatives or goals or for any revisions to these initiatives or goals. Recent executive orders by the new Presidential Administration indicate an intention to reverse much of the previous administration’s policy directives related to clean energy, the reduction of emissions, and general support for electric vehicles. We could also be subjected to negative responses by governmental authorities (such as anti-ESG legislation or retaliatory legislative treatment) or consumers or business partners (such as boycotts or negative publicity campaigns) targeting us that could adversely affect our business, prospects, financial condition, results of operations, and cash flows.

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

Risks Related to our Financing Arrangements

We did not immediately receive the net proceeds from the Tenth Additional 2024 Note and may never receive certain of such proceeds. Any proceeds received pursuant to the 2024 Notes will be received only upon satisfaction of certain terms and conditions set forth in the Lockbox Letter.

The 2024 Note issued on February 12, 2025 in the aggregate principal amount of $35.0 million (the “Tenth Additional 2024 Note”) is governed by the Lockbox Letter. Pursuant to the Lockbox Letter, the net proceeds of $30.6 million after 12.5% original issue discount and related fees and expenses, were deposited into a lockbox account under the control of the collateral agent under the 2024 Securities Purchase Agreement. Funds may be released from the lockbox from time to time (i) in an amount corresponding to the principal amount converted, if the investor converts any portion of the Notes issued hereunder; (ii) in the amount of $2.6 million each calendar month, if we satisfy the conditions of a Market Release Event (as defined in the Lockbox Letter), including minimum Common Stock price and trading volume conditions; or (iii) otherwise, with the consent of the Investor. There is no guarantee that we will receive additional proceeds from the issuance of the 2024 Notes.

Provisions in our 2024 Notes and 2024 Warrants may deter or prevent a business combination that may be favorable to you.

Under the terms of the 2024 Notes and 2024 Warrants, we are prohibited from engaging in certain mergers or acquisitions unless, among other things, the surviving entity in certain circumstances assumes our obligations under the 2024 Notes and 2024 Warrants. Pursuant to the terms of the 2024 Notes, we may be required to redeem the 2024 Notes for cash at a premium in the event of certain change of control transactions or for the Black-Scholes value of the 2024 Warrants. In addition, in the event of a non-stock takeover of our Company, we may be required to redeem the 2024 Notes for cash at a premium. These and other provisions could prevent or deter a third-party from acquiring us, even where the acquisition could be beneficial to our stockholders.

Servicing our debt requires a significant amount of cash, and we may not have sufficient cash flow from our business to pay our obligations under the 2024 Notes.

As of December 31, 2024, $10.5 million fair value aggregate principal amount remained outstanding under the 2024 Notes, with an outstanding aggregate principal of $7.6 million. Our ability to make payments of principal or to pay interest on or to refinance the 2024 Notes depends on our future performance, which is subject to economic, financial, competitive and other factors, some of which are beyond our control. Our business may not generate cash flow from operations in the future sufficient to satisfy our obligations under the 2024 Notes. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as reducing or delaying investments or capital expenditures, selling assets, refinancing or obtaining additional equity capital on terms that may be onerous or highly dilutive. Our ability to refinance the 2024 Notes will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on the 2024 Notes.

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

Our Common Stock is currently listed on The Nasdaq Capital Market, which has qualitative and quantitative continued listing requirements, including corporate governance requirements, public float requirements and a $1.00 minimum closing bid price requirement. Our Common Stock price has been and may in the future be below the minimum bid price for continued listing on Nasdaq. On October 2, 2024, the Company received a written deficiency notice from Nasdaq indicating that the Company was no longer in compliance with the $1.00 minimum bid price requirement.

The Company has been provided with a compliance period of 180 calendar days, or until March 31, 2025, to regain compliance with the minimum bid price. If the Company does not regain compliance by March 31, 2025, the Company may be eligible for an additional grace period subject to certain conditions.

On March 17, 2025, we effected the 2025 Reverse Stock Split of our authorized shares and issued and outstanding shares of Common Stock at a ratio of 1-for-12.5. The 2025 Reverse Stock Split is intended to allow us to regain compliance with the minimum bid price requirement for continued listing on Nasdaq, but there can be no assurance that we will regain compliance with the bid price requirement during the 180-day compliance period ending March 31, 2025, secure an extension of the compliance period beyond March 31, 2025 or maintain compliance with any other Nasdaq listing requirement.

In addition, Nasdaq has recently adopted new rules that could hinder our ability to cure our deficiency and maintain the continued listing of our Common Stock. These new rules, which became effective in January 2025, provide for the immediate delisting with no grace period of any listed company that falls out of compliance after the effective date with the minimum bid price requirement for the second time in a twelve-month period, provide for immediate delisting if a listed company effects a reverse stock split that causes it to fall out of compliance with certain other listing requirements, and limit the ratio of reverse stock splits to a cumulative ratio of 1-to-250 in any two-year period, which would substantially limit the our ability to engage in a reverse split in the near future. Delisting would likely have an adverse effect on the liquidity of our Common Stock, decrease the market price of our Common Stock, result in the potential loss of confidence by investors, suppliers, customers, and employees, and fewer business development opportunities, and adversely affect our ability to obtain financing for our continuing operations, including our ability to receive additional proceeds from our financing arrangements.

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

As more fully described in Item 9A. Controls and Procedures, of this Annual Report on Form 10-K, we have identified a material weakness that existed as of December 31, 2023 related to our review of third-party valuation deliverables regarding our convertible debt and warrant liability. Furthermore, during the third quarter 2024, we identified a material weakness related to the sufficiency and competency of our accounting personnel due to additional time needed to review technical accounting and financial reporting guidance impacting financial reporting requirements.
The remediation plans are actively underway, and management will continue to monitor its effectiveness. Until the identified material weaknesses are fully remediated and operating effectively for a sustained period, management will continue to assess and enhance internal controls.
While management has taken steps to remediate these control weaknesses, the material weaknesses may still be unresolved. Consequently, our internal control over financial reporting was not effective as of December 31, 2024.

Unless and until these material weaknesses have been remediated, or if new material weaknesses arise in the future, material misstatements could occur and go undetected in our interim or annual Consolidated Financial Statements, and we may be required to restate our financial statements. In addition, we may experience delays in satisfying our reporting obligations or to comply with SEC rules and regulations, which could result in, among other things, regulatory or enforcement actions, securities litigation, limitations on our ability to access capital markets, debt rating agency downgrades or rating withdrawals, or loss in confidence of our investors, any one of which could adversely affect the valuation of our Common Stock and our business prospects. We can give no assurance that the measures we have taken and plan to take in the future will remediate the material weaknesses identified or that any additional material weaknesses will not arise in the future due to a failure to implement and maintain adequate internal control over financial reporting.

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

We plan to reinvest all of our earnings, to the extent we have earnings, in order to develop our products, deliver on our orders and cover operating costs and to otherwise become and remain competitive. We do not plan to pay any cash dividends with respect to our securities in the foreseeable future. We cannot assure stockholders that we would, at any time, generate sufficient surplus cash that would be available for distribution to the holders of our Common Stock as a dividend. Therefore, stockholders should not expect to receive cash dividends on our Common Stock.

Stockholders may experience future dilution as a result of our existing and future financings.

In order to raise additional capital, we may in the future offer additional shares of our Common Stock or other securities convertible into or exchangeable for our Common Stock, including under our ATM Agreement and the 2024 Securities Purchase Agreement, at prices that may not be the same as the price per share in our prior offerings. In addition, the Investor’s conversion of 2024 Notes or exercise of 2024 Warrants would likely be highly dilutive to investors in our Common Stock. We may sell shares or other securities in any future offering at a price per share that is lower than the price per share paid by historical investors, which would result in those newly issued shares being dilutive. In addition, investors purchasing shares or other securities could have rights superior to existing stockholders, which could impair the value of existing stockholders. The price per share at which we sell additional shares of our Common Stock, or securities convertible or exchangeable into Common Stock, in future transactions may be higher or lower than the price per share paid by our historical investors.

In addition, the expected terms of any future financing may be dilutive to investors. Among other things, these terms may include convertibility of a debt instrument or preferred instrument into Common Stock at a discount to current or historical market prices, which may result in substantial dilution to our existing investors, particularly if immediately before any such conversion our stock price is below the price per share paid by historical investors. Other possible terms, such as original issue discount, Common Stock-settled redemption premiums or default penalties and substantial warrant coverage, could also have a dilutive effect, especially if our Common Stock price remains lower than the price paid by our historical investors.

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

Our Director of Cybersecurity in cooperation with the Chief Information Officer is responsible for developing and implementing our information security program and reporting on cybersecurity matters to our internal Cybersecurity Steering Committee. Our Director of Cybersecurity has over 20 years of experience leading cybersecurity oversight and holds cybersecurity certifications such as the CISSP (“Certified Information Systems Security Professional”).

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

In addition to assessing our own cybersecurity preparedness, we also consider and evaluate cybersecurity risks associated with the use of third-party service providers. Our internal business owners of the hosted applications are required to document user access reviews at least annually and provide from the vendor a System and Organization Controls (“SOC”) 1 or SOC 2 report.

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
ITEM 2. PROPERTIES

We operate facilities in Ohio, Indiana and Michigan. Our corporate headquarters and research and development facility is located in the Greater Cincinnati area in Ohio and our primary manufacturing facility is located in Union City, Indiana. We also operate an engineering and technical design center in Wixom, Michigan.
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
Holders of our Common Stock
As of March 21, 2025, we had approximately 144 shareholders of record. This does not include persons whose stock is in nominee or “street name” accounts through banks, brokers and other financial institutions.
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
Overview and 2024 Highlights

We are an American technology company with a vision to pioneer the transition to zero-emission commercial vehicles. Our primary focus is to provide sustainable and cost-effective solutions to the commercial transportation sector. We design and manufacture all-electric vehicles, including the technology that optimizes the way these vehicles operate. We are focused on our core competency of bringing our electric delivery vehicle platforms to serve the "last mile delivery" market.
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

Commercial Vehicles

In 2024, we continued to focus on product quality, manufacturing capacity, operational planning, engineering and design to enable increased deliveries and deployments of our products and future revenue growth. We have executed our strategic product roadmap for our electric vehicle offerings, including the production of the W4 CC, W56 and the development of the W56 208-inch wheelbase vehicle program in both strip chassis and step van variants. We continued to electrify the fleet of vehicles being used in our Stables by Workhorse initiative, which operates FedEx Ground delivery routes in the greater Cincinnati, OH area. The electrification of the fleet provides us with firsthand data on the benefits and challenges of independent fleet operators experience while executing last-mile delivery operations. The initiative also provides valuable insights into how our customers can plan for and manage the transition to EV operations, including how to develop adequate charging infrastructure, training and maintenance services. We intend to continue to generate demand and brand awareness by improving our vehicles’ performance and functionality, and by developing new vehicle programs, including new W56 variants. We expect to continue to benefit from ongoing electrification of the commercial vehicle market and in particular the "last mile delivery" sector.

Certified Dealer Program

During 2024, we continued to expand our network of certified dealers trained to safely repair and maintain the electric components of our vehicles into new states to support our customers. This program allows us to establish a comprehensive training program enabling dealers to safely assist customers with vehicle maintenance in addition to providing strategies for vehicle deployment into their fleets. To ensure high quality vehicle maintenance, Workhorse certified dealers have also made investments in electric vehicle charging infrastructure, tooling, and building out spare parts inventory. The program is designed to provide a strong foundation of safety and reliability in our vehicles for both our dealers and end customers. Our California dealers are eligible to participate in the CARB HVIP following our approval by CARB to participate as an intermediate-stage manufacturer.

Vehicle Credits and Certifications

On October 15, 2024 our 208-inch extended wheelbase version of the W56 step van was certified to meet full Federal Motor Vehicle Safety Standards (FMVSS) and received California's HVIP certification. We believe these certifications not only validate the vehicle's safety and environmental compliance but also underscore our capability of providing reliable solutions for the electric commercial vehicle market.

During 2024, our vehicles continued to be eligible for several state and federal voucher and tax credit incentive programs supporting the sale of our EV products. All of our MY 2023/2024 Class 4 - 6 vehicles received approval under each state’s voucher incentive program with voucher amounts ranging from $60,000 - $125,000 for eligible vehicles. We also received approval for the W56 – 208 step van to participate in the HVIP program in late 2024 and, as such, all Workhorse vehicles are now eligible for the program.

We also received IRS approval as a qualified manufacturer for the Commercial Clean Vehicle Credit as defined in 30D(d)(3) of the Internal Revenue Code. With this approval, Workhorse customers are eligible to receive up to a $40,000 credit for deliveries of all Workhorse vehicles in 2024 and beyond.

On February 26, 2025, we completed registration as a foreign manufacturer under Transport Canada’s Appendix G pre-clearance program, and received approval for Canadian import dealers to bring Workhorse W56 and W750 step vans into the country and sell them nationwide. As part of the process, Transport Canada completed a review of the Company’s documentation validating Canadian Motor Vehicle Safety Standards (CMVSS) compliance of both vehicles.

Stables by Workhorse

Throughout 2024, we continued to electrify the fleet of vehicles being used in our Stables by Workhorse initiative. The electrification of the fleet provides us with firsthand data on the benefits and challenges of independent fleet operators experience while executing last-mile delivery operations. The initiative also provides valuable insights into how our customers can plan for and manage the transition to EV operations, including how to develop adequate charging infrastructure, training and maintenance services. We expect to continue to benefit from ongoing insights gained from the electrification of the commercial vehicle market and in particular last mile delivery sector.

Recent Trends and Market Conditions

We continue to monitor macroeconomic conditions to remain flexible and to optimize and evolve our business as appropriate, in this tumultuous environment and we will endeavor to project demand and infrastructure requirements globally and deploy our production, workforce and other resources accordingly.

Market Demand

Our sales in 2024 were lower than the prior year due to the continued slower-than-anticipated industry wide adoption rates for electric commercial vehicles, the lack of government subsidies and incentives available to our dealers and lagging electric grid infrastructure improvements and the resulting effect on roll-outs of electric vehicle charging infrastructure, nationwide.

The EV adoption landscape in 2025 presents a mixed outlook. State-level incentives continue to provide support for EV ownership, including our W56 platform's approval for California's HVIP through CARB, which offers buyers an $85,000 base voucher per W56 vehicle purchased. However, the changed Presidential Administration has created regulatory uncertainty that may impact market growth. Furthermore, California's recent withdrawal of its waiver request to the EPA has suspended implementation of the Advanced Clean Fleets Regulation ("ACF Regulation"). This withdrawal significantly alters the regulatory framework we previously anticipated. Under the Clean Air Act, California requires EPA approval to establish its own emissions standards for new motor vehicles. With this approval process now paused, the timeline and enforcement mechanisms for emissions regulations remain uncertain. These regulatory developments, together with the new Presidential Administration’s general shift away from policies that promote the reduction of carbon emissions and the use of electric vehicles, constitute material considerations for our operations and strategic planning, potentially affecting adoption rates in ways that are difficult to predict at this time. This evolving regulatory landscape represents a material consideration for our operations and strategic planning, and introduces uncertainty that may impact projected adoption rates.

Liquidity and Capital Resources

2024 Securities Purchase Agreement

As part of management's plan to raise capital to fund operations, we entered into a financing arrangement that makes liquidity available in both the short term and over time. On March 15, 2024, we entered into a securities purchase agreement (the “2024 Securities Purchase Agreement”) with an institutional investor (the “Investor”) under which we agreed to issue and sell, in one or more registered public offerings by the Company directly to the Investor in multiple tranches over a period beginning on March 15, 2024, (i) senior secured convertible notes for up to an aggregate principal amount of $139.0 million (the “2024 Notes”) that are convertible into shares of the Company’s Common Stock, and (ii) warrants (the “ 2024 Warrants”) to purchase shares of Common Stock.

Pursuant to the 2024 Securities Purchase Agreement, during the year ended December 31, 2024, the Company issued and sold to the Investor (i) 2024 Notes in the original principal amount of $39.0 million and (ii) issued 15.6 million 2024 Warrants, (1.3 million shares adjusted for the 2025 Reverse).

As of December 31, 2024, the 2024 Notes had an outstanding fair value aggregate principal amount of $10.5 million, with an outstanding aggregate principal amount of $7.6 million. No shares had been issued pursuant to the 2024 Warrants as of December 31, 2024.

In addition, during the first two months of 2025, we issued and sold to the Investor 2024 Notes in the aggregate principal amount of $38.5 million and 2024 Warrants to purchase up to 55.0 million shares of Common Stock, (4.4 million shares adjusted for the 2025 Reverse Stock Split). As described in our Current Report on Form 8-K filed with the SEC on February 12, 2025, we issued a 2024 Note in the aggregate principal amount of $35.0 million (the “Tenth Additional 2024 Note”) governed by a lockbox letter entered into between the Company and the Investor (the “Lockbox Letter”). Pursuant to the Lockbox Letter, the net proceeds of $30.6 million after 12.5% original issue discount and related fees and expenses, of the Tenth Additional 2024 Note were deposited into a lockbox account under the control of the collateral agent under the 2024 Securities Purchase Agreement. Funds may only be released from the lockbox account from time to time (i) in an amount corresponding to the principal amount converted, if the Investor converts any portion of the Tenth Additional 2024 Note; (ii) in the amount of $2.6 million each calendar month, if the Company satisfies the conditions of a Market Release Event (as defined in the Lockbox Letter), including a minimum Common Stock price and trading volume conditions; or (iii) otherwise, with the consent of the Investor. On March 7, 2024, the Investor notified us that it consented to the release of $3.0 million from the lockbox account, which released funds we received on March 11, 2025. Although we expect that we will receive additional funds held in the lockbox account during the term of the Tenth Additional 2024 Note, it is possible that the foregoing events will not occur with respect to some or all of the principal amount of the Tenth Additional 2024 Note and that, accordingly, we will not be able to draw any or all of the remaining funds in the lockbox account.

Although the 2024 Securities Purchase Agreement contemplates the issuance of up to $61.5 million in aggregate principal amount of additional 2024 Notes and corresponding 2024 Warrants, we can issue such 2024 Notes only to the extent we can offer and sell them pursuant to a Registration Statement on Form S-3. Because the “public float” of our Common Stock is currently less than $75 million, the SEC’s “baby shelf” rules will limit the amount of securities we can offer and sell on Form S-3, including the 2024 Notes, Common Stock and all other securities, to one-third of our public float in any twelve month period. Accordingly, our ability to obtain liquidity though public sales of securities, including pursuant to our ATM program and the 2024 Securities Purchase Agreement, is substantially limited.
Prior to entering the 2024 Securities Purchase Agreement described above, the Company satisfied in full the $20.0 million principal amount of green senior convertible notes (the “2026 Notes”) due October 1, 2026, by utilizing $10.0 million of restricted cash and redeeming the related warrants through a combination of cash payment and the exchange of Common Stock.

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
In connection with the ELOC Purchase Agreement and ELOC Registration Rights Agreement, the Company paid a non-cash commitment fee to the Purchaser in the amount of 3.8 million shares of Common Stock of the Company (valued at $1.5 million). The Company reflected the commitment fee as an expense in Interest expense, net in the Consolidated Statements of Operations based on the fair value on the issuance date.
Under applicable rules of the Nasdaq Capital Market, the Company cannot issue or sell more than 19.99% of the shares of Common Stock outstanding immediately prior to the execution of the ELOC Purchase Agreement to the Purchaser under the ELOC Purchase Agreement without stockholder approval.
During the year ended December 31, 2024, excluding the additional commitment shares issued to the Purchaser disclosed above, the Company did not sell any shares of Common Stock pursuant to the ELOC Purchase Agreement. The Company sold 48,000 shares of Common Stock (adjusted for the 2024 Reverse Stock Split and 2025 Reverse Stock Split) pursuant to the ELOC Purchase Agreement and received proceeds of $3.1 million.
The Company evaluated the contract that includes the right to require the Purchaser to purchase shares of Common Stock in the future (“purchased put right”) considering the guidance in ASC 815-40, Derivatives and Hedging - Contracts on an Entity’s Own Equity, (“ASC 815-40”) and concluded that it is an equity-linked contract that does not qualify for equity classification, as the number of shares is not fixed and therefore requires fair value accounting as a derivative asset. The Company has analyzed the terms of the freestanding purchased put right and has concluded that it has insignificant value as of December 31, 2024.

Investment in Tropos Technologies, Inc

We have a minority ownership investment in Tropos Technologies, Inc. (“Tropos”) which was obtained during the third quarter of 2022 in exchange for a cash payment of $5.0 million and a $5.0 million contribution of non-cash consideration representing a deposit from Tropos for future assembly services under an Assembly Services Agreement. During the third quarter of 2023, we determined that our investment in Tropos was impaired based on the economic conditions and uncertainties that have significantly affected Tropos' performance and financial position. The impairment charge recognized for our investment was $10.0 million, which represents the difference between the original cost of the investment and its fair value as of the impairment assessment date. Despite the impairment, the Company remains obligated to continue to perform assembly services for Tropos.

Commodities

Prices for commodities remain volatile, and we expect to experience price increases for base metals and raw materials that are used in batteries for electric vehicles (e.g., lithium, cobalt, and nickel) as well as steel, aluminum and other material inputs. Global demand and differences in output across sectors have generated divergence in price movements across different commodities. Tariffs imposed by the new Presidential Administration and any retaliatory tariffs or other countermeasures by other countries may also drive increased commodity prices in 2025. We expect the net impact on us overall will be higher material costs.

Inflation

Inflation continues to impact our operations, resulting from both supply and demand imbalances as economies continue to face constraints as well as the impact on the availability and cost of energy and other commodities as a result of the ongoing conflicts in Ukraine and the Middle East. We are seeing a near-term impact on our business due to inflationary pressure. In an effort to dampen inflationary pressures, certain central banks raised interest rates, which has, and will likely continue to raise the cost of our financing.

Results of Operations
Components of our results of operations

The Company operates as a single reporting segment under ASC 280, Segment Reporting, (“ASC 280”) consistent with how management evaluates and prioritizes investment and resource allocation decisions, and assesses operating performance.
Our Consolidated Statements of Operations is as follows:

	For the Years Ended December 31,
	2024	2023
Sales, net of returns and allowances	$6,616,358	$13,094,752
Cost of sales	28,842,087	38,350,545
Gross loss	(22,225,729)	(25,255,793)
Operating expenses
Selling, general and administrative	42,512,129	55,574,740
Research and development	9,149,055	24,467,933
Total operating expenses	51,661,184	80,042,673
Loss from operations	(73,886,913)	(105,298,466)
Interest expense, net	(22,241,781)	(8,731,247)
Fair value gain (loss) on warrants	(5,778,660)	—
Other (loss) income	—	(10,000,000)
Loss before for income taxes	(101,907,354)	(124,029,713)
Benefit for income tax	117,061	110,524
Net loss	$(101,790,293)	$(123,919,189)

Sales, net of returns and allowances
Sales, net of returns and allowances decreased $6.5 million for the year ended December 31, 2024, compared to the year ended December 31, 2023. The decrease in sales was primarily due to lower W4 CC vehicle sales compared with the prior year, which was partially offset by an increase in W56 vehicle sales, other service revenue generated from operating our Stables by Workhorse route, and Drones as a Service revenue prior to the Aero Divestiture.
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
Cost of sales decreased $9.5 million for the year ended December 31, 2024, compared to the year ended December 31, 2023, primarily due to lower W4 CC vehicle sales, partially offset by higher W56 vehicle sales and additional service revenue generated from operating our Stables by Workhorse route, and Drones as a Service before the Aero Divestiture. The decrease was further driven by cost-saving initiatives, including reduced employee costs of $3.0 million, improved inventory management resulting in a savings of $4.4 million, lower consulting expense of $1.5 million and lower freight expenses of $1.4 million, partially offset by higher depreciation and amortization expense of $3.1 million.
Selling, General and Administrative Expenses
Selling, general and administrative (“SG&A”) expenses generally consist of personnel and facilities costs related to our sales, marketing, executive, finance, human resources, information technology and legal organizations as well as fees for professional and contract services and litigation settlements.

SG&A expenses decreased $13.1 million for the year ended December 31, 2024, compared to the year ended December 31, 2023. The decrease in SG&A expenses was driven by a $8.2 million decrease in employee compensation and related expenses primarily due to lower headcount, a decrease of $2.0 million in consulting expenses, a decrease in legal and professional expenses of $1.7 million, a decrease of $1.2 million in marketing expenses, a decrease in travel and entertainment of $0.8 and lower corporate insurance of $0.6 million, partially offset by a $1.1 million increases in IT related expenses and, depreciation and amortization expense.
Research and Development Expenses
Research and development (“R&D”) expenses consist primarily of personnel costs for our teams in engineering and research, manufacturing engineering and manufacturing test organizations, prototyping expense, and contract and professional services.
R&D expenses decreased $15.3 million for the year ended December 31, 2024, compared to the year ended December 31, 2023. The decrease was primarily driven by a $6.9 million decrease in employee compensation and related expenses due to lower headcount, a $4.1 million decrease in prototype expenses related to development expenses for new products which launched in 2023, a $3.4 million decrease in consulting expenses related to the W56-178 wheel base model, offset by the development of the W56-208 wheel base model, and a reduction in other expenses of $0.9 million.
Other (Loss) Income

Other loss for the year ended December 31, 2024 was zero compared to $10.0 million for the year ended December 31, 2023 related to the impairment of our investment in Tropos.
Interest Expense, Net

For the year ended December 31, 2024, Interest expense, net was $22.2 million, compared to $8.7 million for the year ended December 31, 2023. The increase was primarily driven by an $11.9 million loss on the fair value of the 2024 Notes, and an increase of $2.0 million of interest expense compared to $1.5 million of interest income in the prior year. due to higher cash balances in the previous periods.

During the year ended December 31, 2024, the Investor converted $31.2 million of principal into Common Stock and we recorded a $2.9 million fair value net loss in Interest expense, net in the Consolidated Statements of Operations. Future fair value adjustments attributable to changes in credit risk will be recorded in Other comprehensive loss.

Fair value adjustment (loss) on warrants

As of December 31, 2024 the estimated fair value of the 2024 Warrants totaled $5.8 million. During the year ended December 31, 2024, we recorded $5.8 million fair value net loss in the Consolidated Statements of Operations related to the 2024 Warrants.
Benefit for Income Tax

For the years ended December 31, 2024 and 2023, the Company incurred taxable losses and therefore no provision for income tax has been recorded. During the years ended December 31, 2024 and 2023, the Company received $0.1 million as a refund from a prior year tax provision.

Liquidity and Capital Resources; Going Concern
We had sales, net of returns and allowances of $6.6 million and incurred a net loss of $101.9 million and used $47.6 million of cash in operating activities during the year ended December 31, 2024. As of December 31, 2024, the Company had $4.6 million of cash and cash equivalents, net accounts receivable of $0.5 million, other receivables of $0.5 million, inventory, net of reserves of $41.8 million and accounts payable of $11.5 million. As of December 31, 2024, the Company had working capital of $8.2 million and an accumulated deficit of $853.4 million.

As a result of our recurring losses from operations, accumulated deficit, projected capital needs, delays in bringing our vehicles to market and lower than expected market demand, management determined that substantial doubt exists regarding our ability to continue as a going concern within one year after the issuance date of the accompanying Consolidated Financial Statements. Our ability to continue as a going concern is contingent upon successful execution of management’s intended plan over the next twelve months to improve our liquidity and working capital, which includes, but is not limited to:

•Generating revenue by increasing sales of our vehicles and other services.
•Reducing expenses and limiting non-contracted capital expenditures.
•Receiving proceeds from our current financing arrangements, including through our 2024 Securities Purchase Agreement (as defined below) and our ATM Agreement.
•Execution of a sale-leaseback arrangement for our Union City, IN production facility.

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

Our revenues from operations are unlikely to be sufficient to meet our liquidity requirements for the twelve months following the date of the issuance of our Consolidated Financial Statements, and, accordingly, our ability to continue as a going concern depends on our ability to obtain and receive proceeds from third-party financing. We currently expect that our primary source of third-party financing will be the proceeds of the Tenth Additional 2024 Note, which we issued under our 2024 Securities Purchase Agreement. As discussed more fully above, as of March 21, 2025, approximately $27.4 million of such proceeds remain in a lockbox account and will be available to us only upon satisfaction or waiver of the conditions described above. Accordingly, there can be no assurance that any or all of such proceeds will be available to us on a timely basis or ever.

Although the 2024 Securities Purchase Agreement contemplates the issuance of up to $61.5 million of additional 2024 Notes, we can issue such 2024 Notes only to the extent we can offer and sell them pursuant to a Registration Statement on Form S-3. Because the public float of our Common Stock is currently less than $75 million, the SEC’s “baby shelf” rules will limit the amount of securities we can offer and sell on Form S-3, including the 2024 Notes, Common Stock and all other securities, to one-third of our public float in any twelve month period. Accordingly, our ability to obtain liquidity though public sales of securities, including pursuant to our ATM program and the 2024 Securities Purchase Agreement, is substantially limited.

In addition, the terms of our existing financing arrangements impose substantial restrictions on our ability to obtain additional financing.

Because of the foregoing, our ability to obtain additional proceeds from financing is extremely limited under current conditions, and if we are unable to obtain such proceeds, we may need to further adjust our operations and seek protection by filing a voluntary petition for relief under the Bankruptcy Code. If this were to occur, the value available to our various stakeholders, including our creditors and stockholders, is uncertain and trading prices for our securities may bear little or no relationship to the actual recovery, if any, by holders of our securities in bankruptcy proceedings, if any.

These conditions raise substantial doubt regarding our ability to continue as a going concern for a period of at least one year from the date of issuance of these accompanying Consolidated Financial Statements.
For the year ended December 31, 2024, we maintained an investment in a bank money market fund. Cash in excess of immediate requirements is invested with regard to liquidity and capital preservation. Wherever possible, we seek to minimize the potential effects of concentration and degrees of risk.
We may also rely on other debt financing or other sources of capital funding such as through the sale of assets to obtain sufficient financial resources to fund our operating activities. If we are unable to maintain sufficient financial resources, our business, financial condition and results of operations, as well as our ability to continue to develop, produce and market our vehicle programs and satisfy our obligations as they become due, we will be materially and adversely affected. This could affect future vehicle program production and sales. Failure to receive additional proceeds will have a material, adverse impact on our business operations. There can be no assurance that we will be able to obtain the additional proceeds needed to achieve our goals on acceptable terms or at all. Additionally, any additional equity or equity-linked financings would likely have a dilutive effect on the holdings of our existing stockholders. Our current level of cash and cash equivalents are not sufficient to execute our business plan. For the foreseeable future, we will incur operating expenses, capital expenditures and working capital funding that will deplete our cash on hand. These conditions raise substantial doubt regarding our ability to continue as a going concern for a period of at least one year from the date of issuance of these Consolidated Financial Statements included in this Annual Report on Form 10-K.

Our ability to obtain additional proceeds from financings is extremely limited under current conditions and if we are unable to identify other sources of funding, we may need to further adjust our operations and seek protection by filing a voluntary petition for relief under the Bankruptcy Code. If this were to occur, the value available to our various stakeholders, including our creditors and stockholders, is uncertain and trading prices for our securities may bear little or no relationship to the actual recovery, if any, by holders of our securities in bankruptcy proceedings, if any.
Summary of Cash Flows

	For the Years Ended December 31,
	2024	2023
Net cash used in operating activities	$(47,590,024)	$(123,024,049)
Net cash used in investing activities	(4,064,293)	(18,687,451)
Net cash provided by financing activities	20,453,340	78,281,114

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

During the years ended December 31, 2024 and 2023, net cash used in operating activities was $47.6 million and $123.0 million, respectively, representing a decrease of $75.4 million. The decrease in net cash used in operations was primarily attributable to a lower net loss incurred in 2024 compared with the prior year, adjusted for non-cash items included in net loss such as depreciation and amortization expense, stock based compensation, changes in fair value on our convertible notes and related warrants and impairment of our investment in Tropos, and the benefit of cost savings measures taken during 2024. Furthermore, lower working capital requirements in 2024, including a significant reduction in cash outlays for the purchase of direct and indirect materials as a result of a lower sales environment, provided a significant benefit compared with the prior year.
Cash Flows from Investing Activities
Cash flows used in investing activities and their variability across each period related primarily to capital expenditures to upgrade and maintain our research and production facilities.
During the years ended December 31, 2024 and 2023, net cash used in investing activities, was $4.1 million and $18.7 million, respectively, representing a decrease of $14.6 million. The decrease was primarily driven by a decline in spending in tooling and equipment related to our vehicle programs at our Union City, IN manufacturing facility.
Cash Flows from Financing Activities
During the year ended December 31, 2024, net cash provided by financing activities was $20.5 million, compared to $78.3 million in 2023, representing a decrease of $57.8 million. This decrease was primarily due to lower proceeds from the issuance of Common Stock under our ATM Program in 2024 of $4.2 million and $3.1 million under the ELOC program compared with $62.2 million in 2023, which was partially offset by issuances of 2024 Notes under our 2024 Securities Purchase Agreement, net of repayment of our 2026 Notes in 2024.
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
There are other items within our Consolidated Financial Statements that require estimation but are not deemed critical as defined above.
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
Assumptions and Approach Used: We review our inventory to determine whether its carrying value exceeds the net amount realizable upon the ultimate sale of the inventory. This requires us to determine the estimated selling price of our inventory based on market conditions. Once inventory is written-down, a new, lower cost basis for that inventory is established and subsequent changes in facts and circumstances do not result in the restoration or increase in that newly established cost basis. The following are key assumptions we use in establishing inventory reserves:

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
Fair Value of Warrant Liability
Nature of Estimates Required: We accounted for our warrants in accordance with the guidance contained in ASC 480, Distinguishing Liabilities from Equity, (“ASC 480”), under which the warrant is required to be accounted for as a liability.

Accordingly, the Company classified the warrant as a liability at fair value upon issuance and will adjust the instrument to fair value at each reporting period until settled or the contract expires. The change in fair value of the warrant will be recognized as Fair value gain (loss) on warrants in our Consolidated Statement of Operations.
Assumptions and Approach Used: The fair value is determined using a Black-Scholes option pricing model, which is widely used for valuing warrants. The significant assumptions used in the model are as follows:

•Volatility: The volatility used in the Black-Scholes option pricing model was estimated based on historical prices for our Common Stock with a look-back period equal to the time difference between the issuance date and maturity date for the warrant. A significant increase in the volatility of the market price of our Common Stock, in isolation, would result in a significantly higher fair value; and a significant decrease in volatility would result in a significantly lower fair value.
A change in assumptions used to estimate the fair value of the warrant could materially affect our financial condition and results of operations. Refer to Note 7, Debt ,and Note 10, Fair Value Measurements, to the Consolidated Financial Statements regarding our warrants.

Fair Value of Convertible Notes
Nature of Estimates Required: As permitted under ASC 825, Financial Instruments, (“ASC 825”), we elected the fair value option to account for our convertible notes. We record changes in fair value of the convertible notes in Interest expense, net in the Consolidated Statements of Operations, and changes in fair value of the convertible notes attributable to credit risk in Other comprehensive loss. The primary reason for electing the fair value option is for simplification and cost-benefit considerations of accounting for the convertible notes (the hybrid financial instrument) at fair value in its entirety versus bifurcation of the embedded derivatives.
Assumptions and Approach Used: The fair value is determined using a binomial lattice valuation model, which is widely used for valuing convertible notes. The significant assumptions used in the model are as follows:

•Volatility: The volatility used in the binomial lattice valuation model was estimated based on historical prices for our Common Stock with a look-back period of one year. A significant increase in the volatility of the market price of our Common Stock, in isolation, would result in a significantly higher fair value; and a significant decrease in volatility would result in a significantly lower fair value.

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

We measure the fair value of an asset group based on market prices (i.e., the amount for which the asset could be sold to a third-party) when available. When market prices are not available, we generally estimate the fair value of the asset group using the income approach and/or the market approach. The income approach uses cash flow projections. Inherent in our development of cash flow projections are assumptions and estimates derived from a review of our operating results, business plan forecasts, expected growth rates, and cost of capital, similar to those a market participant would use to assess fair value. We also make certain assumptions about future economic conditions and other data. Many of the factors used in assessing fair value are outside the control of management, and these assumptions and estimates may change in future periods.

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

During 2024, we identified triggering events under ASC 360-35-21, Property, Plant, and Equipment, ("ASC 360") related to certain asset groups. In each situation in which we experienced a triggering event during the year, we tested our long-lived assets for impairment using our internal economic and business projections, and determined that no impairment was required to the carrying values of the long-lived assets. If, in future periods, our economic or business projections were to change as a result of an update to our plans, a deterioration of the economic or business environment, a significant adverse change in the extent or manner in which a long-lived asset is being used, or an expectation that a long-lived asset group will be disposed of significantly before the end of its useful life, we would undertake additional testing, as appropriate, which could result in an impairment of long-lived assets.
Recent Accounting Pronouncements
See Note 12, New Accounting Standards, to the Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K.

35

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. Some of the securities in which we invest may have market risk. This means that a change in prevailing interest rates may cause the fair value amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing interest rate later rises, the market value amount of our investment will decline. To minimize this risk, we maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including money market funds and government and non-government debt securities and the maturities of each of these instruments is less than one year. In 2024, we maintained an investment portfolio primarily in money market funds. Due to the primarily short-term nature and low interest rate yields of these investments, we believe we do not have a material exposure to interest rate risk and market risk arising from our investments. Therefore, no quantitative tabular disclosure is provided.
We transact business primarily in the United States. Accordingly, we have not had any significant exposure to foreign currency rate fluctuations.
For further information about our equity investments, refer to Note 5, Contract Manufacturing Services and Investment in Tropos, to the Consolidated Financial Statements included in Part II of this Annual Report on Form 10-K.
36

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
Workhorse Group Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Workhorse Group Inc. (the “Company”) as of December 31, 2024, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

As described in Notes 1 and 12, the Company adopted Accounting Standards Update No. 2023-07, Segment Reporting (“Topic 280”): Improvements to Reportable Segment Disclosures, as of January 1, 2024, which is retrospectively applied to January 1, 2023. Except for the effects of the retrospective presentation for the adoption of Topic 280, we were not engaged to audit, review, or apply any procedures to the financial position of the Company as of December 31, 2023, and the results of its operations and its cash flows for the year then ended, other than as stated above and, accordingly, we do not express an opinion or any other form of assurance about whether such financial position has been fairly stated as of December 31, 2023 and for the year then ended. Those balances were audited by Grant Thornton LLP.

Emphasis of Matter – Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has incurred a net loss of $101.8 million and used $47.6 million of cash in operating activities during the year ended December 31, 2024, and as of December 31, 2024 the Company had total working capital of $8.2 million, including $4.1 million of cash and cash equivalents, and an accumulated deficit of $853.4 million. These conditions, along with the other matters as set forth in Note 1, raise substantial doubt about the Company’s ability to continue as a going concern. Management's plans in regard to these matters also are described in Note 1 to the consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Inventory Reserve

As discussed in Note 1 to the consolidated financial statements, adjustments are made to inventories for any excess or obsolete inventories or when the net realizable value of inventories is less than the carrying value. The Company reviews inventories to determine whether the carrying value of its inventories exceeds the net amount realizable upon the ultimate sale of the inventories. This requires the Company to determine the estimated selling price of inventories based on planned usage and market conditions. We identified the inventory reserve as a critical audit matter.

The principal consideration for our determination that the inventory reserve represents a critical audit matter is that the assessment of the valuation of inventory includes estimates of business and economic forecasts. The estimates are subjective and require the Company to consider significant assumptions such as market demand for their vehicles, planning assumptions for volume, mix and pricing, and how economic conditions might affect the ability to meet those sales projections, all of which are subject to significant uncertainty and therefore require significant auditor judgment.

Our audit procedures related to the inventory reserve included the following procedures, among others:

–We obtained management’s inventory reserve analysis, tested its mathematical accuracy, and tested the completeness and accuracy of the relevant data used in the analysis.

–We evaluated the appropriateness of management’s sales forecast, considering both positive and negative factors, including historical trends, as it relates to those sales projections.

–We obtained relevant industry outlook data and evaluated whether management’s analysis appropriately considered the relevant data.

–We evaluated the excess and obsolete inventory reserve applied to on-hand raw materials and evaluated the appropriateness of the reserve methodology applied along with other inputs and assumptions used throughout the analysis.

–We evaluated the appropriateness of the estimated selling prices of finished goods to determine if those selling prices, less costs to sell, exceeded the carrying value of on-hand inventory.

/s/ Berkowitz Pollack Brant Advisors + CPAs

We have served as the Company’s auditor since 2024.

New York, New York

March 31, 2025

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Shareholders
Workhorse Group Inc.

Opinion on the financial statements
We have audited, before the effects of the adjustments to retrospectively apply the changes in accounting of (1) the effects of the 2025 and 2024 reverse stock splits described in Note 1, Basis of Presentation and (2) the adoption of Accounting Standards Update 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures described in Note 12, the consolidated balance sheet of Workhorse Group Inc. (a Nevada corporation) and subsidiaries (the “Company”) as of December 31, 2023, the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for the year then ended (the 2023 consolidated financial statements before the effects of the adjustments discussed in Note 1 and Note 12, are not presented herein), and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements, which are before the effects of the adjustments to retrospectively apply the changes in accounting described in Note 1 and Note 12, present fairly, in all material respects, the financial position of the Company as of December 31, 2023, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

We were not engaged to audit, review, or apply any procedures to the adjustments to retrospectively apply the changes in accounting described in Note 1 and Note 12, and accordingly, we do not express an opinion or any other form of assurance about whether such adjustments are appropriate and have been properly applied. Those adjustments were audited by Berkowitz Pollack Brant Advisors + CPAs.

Basis for opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

/s/ GRANT THORNTON LLP
We served as the Company’s auditor from 2018 to 2024.
Cincinnati, Ohio
March 12, 2024

Workhorse Group Inc.
Consolidated Balance Sheets

	December 31,
	2024	2023
Assets
Current assets
Cash and cash equivalents	$4,119,938	$25,845,915
Restricted cash	525,000	10,000,000
Accounts receivable, less allowance for credit losses of $309,313 and $190,724 at December 31, 2024 and 2023, respectively	537,536	2,326,774
Other receivable, net	544,436	2,143,435
Inventory, net	41,839,020	45,408,192
Prepaid expenses and other current assets, net	5,865,890	8,101,162
Total current assets	53,431,820	93,825,478
Property, plant and equipment, net	32,976,581	37,876,955
Operating lease right-of-use assets	3,247,548	4,174,800
Financing lease right-of-use assets	4,008,510	5,621,181
Other assets	176,310	176,310
Total Assets	$93,840,769	$141,674,724
Liabilities
Current liabilities:
Accounts payable	$11,509,150	$12,456,272
Accrued liabilities and other	8,731,915	4,862,740
Deferred revenue, current portion	6,350,581	4,714,331
Warranty liability	861,409	1,902,647
Operating lease liability - current portion	984,407	1,012,428
Finance lease liability - current portion	528,023	2,548,184
Warrant liability	5,778,660	5,605,325
Current portion of convertible notes	10,491,792	20,180,100
Total current liabilities	45,235,937	53,282,027
Operating lease liability-long-term	4,295,743	5,280,526
Financing lease liability-long-term	21,165	—
Total Liabilities	49,552,845	58,562,553
Commitments and contingencies
Stockholders’ Equity*
Common stock, par value of $0.001 per share, 36,000,000 shares authorized 3,843,336 and 1,143,924 shares issued and outstanding at December 31, 2024 and 2023, respectively*	3,843	1,143
Additional paid-in capital*	897,642,626	834,679,279
Accumulated deficit	(853,358,544)	(751,568,251)
Total stockholders' equity	44,287,925	83,112,171
Total Liabilities and Stockholders' Equity	$93,840,770	$141,674,724
* Periods presented have been adjusted to reflect the 2024 Reverse stock split (1-for-20) which was effective June 17, 2024 and the 2025 Reverse stock split (1-for-12.5) which was effective March 17, 2025. Additional information regarding the reverse stock split may be found in Note 1 – Summary of Business and Significant Accounting Principles.

See accompanying notes to the Consolidated Financial Statements.

Workhorse Group Inc.
Consolidated Statements of Operations

	For the Years Ended December 31,
	2024	2023
Sales, net of returns and allowances	$6,616,358	$13,094,752
Cost of sales	28,842,087	38,350,545
Gross loss	(22,225,729)	(25,255,793)
Operating expenses:
Selling, general and administrative	42,512,129	55,574,740
Research and development	9,149,055	24,467,933
Total operating expenses	51,661,184	80,042,673

Loss from operations	(73,886,913)	(105,298,466)
Interest expense, net	(22,241,781)	(8,731,247)
Fair value gain (loss) on warrants	(5,778,660)	—
Other income (loss)	—	(10,000,000)
Loss before income taxes	(101,907,354)	(124,029,713)
Benefit from income taxes	117,061	110,524
Net loss	$(101,790,293)	$(123,919,189)

Net loss per share of common stock
Basic and Diluted *	$(51.69)	$(149.45)

Weighted average shares used in computing net loss per share of common stock
Basic and Diluted *	1,969,285	829,173
* Periods presented have been adjusted to reflect the 2024 Reverse stock split (1-for-20) which was effective June 17, 2024 and the 2025 Reverse stock split (1-for-12.5) which was effective March 17, 2025. Additional information regarding the reverse stock split may be found in Note 1 – Summary of Business and Significant Accounting Principles.

See accompanying notes to the Consolidated Financial Statements.

Workhorse Group Inc.
Consolidated Statements of Stockholders’ Equity

	Common Stock		Additional Paid-in Capital*	Accumulated Deficit	Total Stockholders’ Equity
	Number of Shares*	Amount
Balance as of December 31, 2022	662,422	$662	$736,235,331	$(627,649,062)	$108,586,931
Common stock issued under ATM	357,025	357	63,642,762	—	$63,643,119
Settlement of securities litigation	101,523	102	19,999,898	—	$20,000,000
Issuance of common stock under ELOC Purchase Agreement	15,101	15	1,474,541	—	$1,474,556
Issuance of common stock for services provider	1,380	1	399,999	—	$400,000
Issuance of common stock equity incentive awards**	6,475	6	(495,387)	—	$(495,381)
Stock-based compensation**	—	—	13,422,135	—	$13,422,135
Net loss for the year ended December 31, 2023	—	—	—	(123,919,189)	$(123,919,189)
Balance as of December 31, 2023	1,143,926	1,143	834,679,279	(751,568,251)	83,112,171
Common stock issued under ATM	188,351	188	3,136,510	—	3,136,698
Common stock issued under 2023 Warrants	34,000	34	2,847,466	—	2,847,500
Issuance of common stock under ELOC Purchase Agreement	48,000	48	3,123,952	—	3,124,000
Common stock issued under Convertible Note	2,412,228	2,412	44,795,631	—	44,798,043
Stock options and vesting of restricted shares**	16,836	17	(178,604)		(178,587)
Stock-based compensation**	—	—	9,238,392	—	9,238,392
Net loss for the year ended December 31, 2024	—	—	—	(101,790,293)	(101,790,293)
Balance as of December 31, 2024	3,843,341	$3,843	$897,642,626	$(853,358,544)	$44,287,925
* Periods presented have been adjusted to reflect the 2024 Reverse stock split (1-for-20) which was effective June 17, 2024 and the 2025 Reverse stock split (1-for-12.5) which was effective March 17, 2025. Additional information regarding the reverse stock split may be found in Note 1 – Summary of Business and Significant Accounting Principles.
** Net of tax payments related to shares withheld for option exercises and vested stock.

See accompanying notes to the Consolidated Financial Statements.

Workhorse Group Inc.
Consolidated Statements of Cash Flows

	For the Years Ended December 31,
	2024	2023
Cash flows from operating activities:
Net loss	$(101,790,293)	$(123,919,189)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	7,908,468	4,063,175
Deferred revenue	1,636,250	(180,000)
Stock-based compensation	10,060,997	13,422,135
Change in inventory and prepaid purchases reserve	5,368,071	8,798,690
Non-cash lease expense	353,182	1,506,310
Change in fair value and gain on conversion of 2026 Notes and Warrants	(2,937,925)	8,285,425
Non-cash fair value loss of 2024 Notes	2,941,792	—
Non-cash fair value loss of 2024 Warrants	5,778,660	—
Non-cash payment of 2023 and 2024 Notes	13,362,351	—
Original Issuance Discount - non-cash fees on 2024 Notes	4,873,214	—
Other non-cash items	(485,298)	(1,934,310)
Impairment of investment in Tropos	—	10,000,000
Effects of changes in operating assets and liabilities:
Accounts receivable	2,303,879	(349,512)
Inventory, net	(1,332,074)	(39,294,091)
Prepaid expenses and other current assets	709,721	(890,626)
Accounts payable and accrued liabilities	4,700,219	(2,227,029)
Warranty liability	(1,041,238)	(305,027)
Net cash used in operating activities	(47,590,024)	(123,024,049)
Cash flows from investing activities:
Capital expenditures	(4,064,293)	(18,687,451)
Net cash used in investing activities	(4,064,293)	(18,687,451)
Cash flows from financing activities:
Proceeds on convertible notes	34,112,500	17,500,000
Payments on convertible notes	(20,000,000)	—
Proceeds from issuance of common stock	7,344,487	62,155,939
Payments on finance lease	(825,060)	(879,444)
Exercise of options and restricted share award activity	(178,587)	(495,381)
Net cash provided by financing activities	20,453,340	78,281,114
Change in cash and cash equivalents	(31,200,977)	(63,430,386)
Cash and cash equivalents, beginning of the period	35,845,915	99,276,301
Cash and cash equivalents, end of the period	$4,644,938	$35,845,915

Supplemental disclosure of non-cash investing and financing activities:
Exercise of warrants	$2,847,500	$—
Non-cash 2023 securities litigation settlement	$—	$35,000,000
Capital expenditures in Accounts Payable	$2,600,771	$2,161,595
Trucks transferred from inventory to fixed assets	$1,058,725	$879,296

See accompanying notes to the Consolidated Financial Statements.

Workhorse Group Inc.
Notes to Consolidated Financial Statements
1.    OVERVIEW AND SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES
Overview
We are an American technology company with a vision to pioneer the transition to zero-emission commercial vehicles. Our primary focus is to provide sustainable and cost-effective solutions to the commercial transportation sector. We design and manufacture all-electric vehicles, including the technology that optimizes the way these vehicles operate. We are focused on our core competency of bringing our electric delivery vehicle platforms to serve the last mile delivery market.
Basis of Presentation

The Consolidated Financial Statements include the accounts of Workhorse Group Inc. and its subsidiaries, with all intercompany transactions and balances having been eliminated. The Company prepared the Consolidated Financial Statements in accordance with United States generally accepted accounting principles (“GAAP”) and the rules and regulations of the United States Securities and Exchange Commission (the “SEC”) and, in the Company's opinion, reflect all necessary adjustments, including normal recurring items that are necessary.

The Company operates as a single reporting segment under ASC 280, Segment Reporting, ("ASC 280"), consistent with how management evaluates and prioritizes investment and resource allocation decisions, and assesses operating performance.

These Consolidated Financial Statements and the notes thereto for the years ended 2024 and 2023 have been adjusted to reflect the Company’s June 17, 2024 1-for-20 reverse stock split (the “2024 Reverse Stock Split”) and the March 17, 2025 1-for-12.5 reverse stock split (the “2025 Reverse Stock Split”) of its issued and outstanding shares of Common Stock.
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

Pursuant to the requirements of the Financial Accounting Standard Board's (“FASB”) ASC 205-40, Presentation of Financial Statements - Going Concern, (“ASC 205-40”), management must evaluate whether there are conditions or events, considered in aggregate, that raise substantial doubt about the Company's ability to continue as a going concern for one year after the date these Consolidated Financial Statements are issued. In accordance with ASC 205-40, management’s analysis can only include the potentially mitigating impact of management’s plans that have not been fully implemented as of the issuance date if (a) it is probable that management’s plans will be effectively implemented on a timely basis, and (b) it is probable that the plans, when implemented, will alleviate the relevant conditions or events that raise substantial doubt about the Company’s ability to continue as a going concern.

We had sales, net of returns and allowances of $6.6 million, incurred a net loss of $101.8 million and used $47.6 million of cash and cash equivalents in operating activities during the year ended December 31, 2024. As of December 31, 2024, the Company had net working capital of $8.2 million, including $4.1 million of cash and cash equivalents, and an accumulated deficit of $853.4 million.

As a result of our recurring losses from operations, accumulated deficit, projected capital needs, delays in bringing our vehicles to market and lower than expected market demand, management determined that substantial doubt exists regarding our ability to continue as a going concern within one year after the issuance date of the accompanying Consolidated Financial Statements. Our ability to continue as a going concern is contingent upon successful execution of management’s intended plan over the next twelve months to improve our liquidity and working capital, which includes, but is not limited to:

•Generating revenue by increasing sales of our vehicles and other services.
•Reducing expenses and limiting non-contracted capital expenditures.

•Receiving proceeds from our current financing arrangements, including through our 2024 Securities Purchase Agreement (as defined below) and our ATM Agreement.
•Execution of a sale-leaseback arrangement for our Union City, IN production facility.

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

Our revenues from operations are unlikely to be sufficient to meet our liquidity requirements for the twelve months following the date of the issuance of our Consolidated Financial Statements, and, accordingly, our ability to continue as a going concern depends on our ability to obtain and receive proceeds from third-party financing. We currently expect that our primary source of third-party financing will be the proceeds of the Tenth Additional 2024 Note, which we issued under our 2024 Securities Purchase Agreement. As of March 21, 2025, approximately $27.4 million of such proceeds remain in a lockbox account and will be available to us only upon satisfaction or waiver of the conditions described above. Accordingly, there can be no assurance that any or all of such proceeds will be available to us on a timely basis or ever.

Under the ATM Agreement, we may offer and sell shares of our Common Stock having an aggregate sales price of up to $175.0 million, at amounts and times determined by management. During the year ended December 31, 2024, we issued 0.2 million shares* under the ATM Agreement for net proceeds of $4.2 million. During the year ended December 31, 2023, we issued 0.4 million shares*. under the ATM Agreement for net proceeds of $62.2 million. As of December 31, 2024 we had approximately $95 million available through the issuance of shares of Common Stock under the ATM Agreement. The so-called “baby shelf” rules under Form S-3 may significantly limit our ability to make issuances and sales under our ATM Agreement going forward.
* Periods presented have been adjusted to reflect the 2024 Reverse stock split (1-for-20) which was effective June 17, 2024 and the 2025 Reverse stock split (1-for-12.5) which was effective March 17, 2025. Additional information regarding the reverse stock split may be found in Note 1 – Summary of Business and Significant Accounting Principles.
On March 15, 2024, we entered into a securities purchase agreement (the “2024 Securities Purchase Agreement”) with an institutional investor (the “Investor”) under which we agreed to issue and sell, in one or more registered public offerings by the Company directly to the Investor in multiple tranches over a period beginning on March 15, 2024, (i) senior secured convertible notes for up to an aggregate principal amount of $139.0 million (the “2024 Notes”) that are convertible into shares of the Company’s Common Stock, and (ii) warrants (the “ 2024 Warrants”) to purchase shares of Common Stock.
Pursuant to the 2024 Securities Purchase Agreement, during the year ended December 31, 2024, the Company issued and sold to the Investor (i) 2024 Notes in the original principal amount of $39.0 million and (ii) issued 15.6 million 2024 Warrants, (1.3 million shares adjusted for the 2025 Reverse Stock Split).
As of December 31, 2024, the 2024 Notes had an outstanding fair value aggregate principal amount of $10.5 million, with an outstanding aggregate principal amount of $7.6 million. No shares had been issued pursuant to the 2024 Warrants as of December 31, 2024.
In addition, during the first two months of 2025, we issued and sold to the Investor 2024 Notes in the aggregate principal amount of $38.5 million and 2024 Warrants to purchase up to 55.0 million shares of Common Stock, (4.4 million shares adjusted for the 2025 Reverse Stock Split). As described in our Current Report on Form 8-K filed with the SEC on February 12, 2025, we issued a 2024 Note in the aggregate principal amount of $35.0 million (the “Tenth Additional 2024 Note”) governed by a lockbox letter entered into between the Company and the Investor (the “Lockbox Letter”). Pursuant to the Lockbox Letter, the net proceeds of $30.6 million after 12.5% original issue discount and related fees and expenses, of the Tenth Additional 2024 Note were deposited into a lockbox account under the control of the collateral agent under the 2024 Securities Purchase Agreement. Funds may only be released from the lockbox account from time to time (i) in an amount corresponding to the principal amount converted, if the Investor converts any portion of the Tenth Additional 2024 Note; (ii) in the amount of $2.6 million each calendar month, if the Company satisfies the conditions of a Market Release Event (as defined in the Lockbox Letter), including a minimum Common Stock price and trading volume conditions; or (iii) otherwise, with the consent of the Investor. On March 7, 2024, the Investor notified us that it consented to the release of $3.0 million from the lockbox account, which released funds we received on March 11, 2025. Although we expect that we will receive additional funds held in the lockbox account during the term of the Tenth Additional 2024 Note, it is possible that the foregoing events will not occur with respect to some or all of the principal amount of the Tenth Additional 2024 Note and that, accordingly, we will not be able to draw any or all of the remaining funds in the lockbox account.

As discussed more fully above, as of March 21, 2025, approximately $27.4 million of such proceeds remain in a lockbox account and will be available to us only upon satisfaction or waiver of the conditions described above. Accordingly, there can be no assurance that any or all of such proceeds will be available to us on a timely basis or ever.

Although the 2024 Securities Purchase Agreement contemplates the issuance of up to $61.5 million of additional 2024 Notes, we can issue such 2024 Notes only to the extent we can offer and sell them pursuant to a Registration Statement on Form S-3. Because the public float of our Common Stock is currently less than $75 million, the SEC’s “baby shelf” rules will limit the amount of securities we can offer and sell on Form S-3, including the 2024 Notes, Common Stock and all other securities, to one-third of our public float in any 12-month period. Accordingly, our ability to obtain liquidity though public sales of securities, including pursuant to our ATM program and the 2024 Securities Purchase Agreement, is substantially limited.

On December 12, 2023, the Company also entered into an equity line of credit purchase agreement (the “ELOC Purchase Agreement”) with Lincoln Park Capital Fund, LLC (the “Purchaser”) under which the Company may sell to the Purchaser up to $50.0 million of shares of Common Stock over the 24-month term of the ELOC Purchase Agreement. The Company sold 48,000 shares of Common Stock (adjusted for the 2024 Reverse Stock Split and 2025 Reverse Stock Split) pursuant to the ELOC Purchase Agreement and received proceeds of $3.1 million. The Company does not expect to issue and sell additional shares under the ELOC due to restrictions contained in its other financing arrangements.

For the year ended December 31, 2024, we maintained an investment in a bank money market fund. Cash in excess of immediate requirements is invested with regard to liquidity and capital preservation. Wherever possible, we seek to minimize the potential effects of concentration and degrees of risk. We will continue to monitor the impact of the changes in the conditions of the credit and financial markets to our investment portfolio and assess if future changes in our investment strategy are necessary.
We may also rely on other debt financing or other sources of capital funding such as through the sale of assets to obtain sufficient financial resources to fund our operating activities. If we are unable to maintain sufficient financial resources, our business, financial condition and results of operations, as well as our ability to continue to develop, produce and market our vehicle programs and satisfy our obligations as they become due, we will be materially and adversely affected. This could affect future vehicle program production and sales. Failure to receive additional proceeds will have a material, adverse impact on our business operations. There can be no assurance that we will be able to obtain the additional proceeds needed to achieve our goals on acceptable terms or at all. Additionally, any additional equity or equity-linked financings would likely have a dilutive effect on the holdings of our existing stockholders. Our current level of cash and cash equivalents are not sufficient to execute our business plan. For the foreseeable future, we will incur operating expenses, capital expenditures and working capital funding that will deplete our cash on hand. These conditions raise substantial doubt regarding our ability to continue as a going concern for a period of at least one year from the date of issuance of these Consolidated Financial Statements included in this Annual Report on Form 10-K.

Our ability to obtain additional proceeds from financings is extremely limited under current conditions and if we are unable to identify other sources of funding, we may need to further adjust our operations and seek protection by filing a voluntary petition for relief under the Bankruptcy Code. If this were to occur, the value available to our various stakeholders, including our creditors and stockholders, is uncertain and trading prices for our securities may bear little or no relationship to the actual recovery, if any, by holders of our securities in bankruptcy proceedings, if any.
Use of Estimates
The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, costs and expenses and related disclosures in the accompanying notes. These estimates include, but are not limited to, sales return reserves, income taxes, accounts receivable collectability, inventory valuation, warranties, leases, and the fair value of long-lived assets and financial instruments.
Reclassifications
The Company reclassified certain prior-period amounts on the Consolidated Balance Sheets to conform to the current-period presentation. These reclassifications had no impact on net income (loss), total assets, or total liabilities. The affected line items are presented below:

Impact of Reclassifications on the Consolidated Balance Sheets
Balance Sheet Line Item	As Previously Reported (2023)	Reclassified (2024)
Lease right-of-use assets	$9,795,981	$—
Operating lease right-of-use asset	—	4,174,800
Financing lease right-of-use asset	—	5,621,181
Accounts receivable	4,470,209	2,326,774
Other receivables, net	—	2,143,435
Current portion of lease liability	3,560,612	—
Operating lease liability - current portion	—	1,012,428
Finance lease liability - current portion	—	2,548,184
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
Our total cash, cash equivalents, and restricted cash, as presented in the Consolidated Financial Statements, was as follows:

	December 31,
	2024	2023
Cash and cash equivalents	$4,119,938	$25,845,915
Restricted cash	525,000	10,000,000
Total as presented in the consolidated statements of cash flows	$4,644,938	$35,845,915
Accounts Receivable and Allowance for Credit Losses
Accounts receivable primarily consists of amounts that are due and payable from our customers for the sale of vehicles, parts, and services. We evaluate the collectability of these receivables by considering the number of days outstanding, prevailing economic conditions, and reasonable, supportable forecasts that may affect recoverability. Additions to the allowance are charged to bad debt expense reported in selling, general and administrative expenses.

	December 31,
	2024	2023
Trade receivable	$846,849	$2,517,498
Less: Allowance for doubtful accounts	(309,313)	(190,724)
Total net accounts receivable	$537,536	$2,326,774
Concentration of Risk
Credit Risk
Financial instruments that potentially subject us to a concentration of credit risk consist of cash and cash equivalents, restricted cash, and accounts receivable. Our cash balances are primarily on deposit at high credit quality financial institutions or invested in money market funds. These deposits are typically in excess of insured limits. As of December 31, 2024, three customers each accounted for 10% or more of our total receivables balance, whereas no entities met this threshold for the year ending December 31, 2023.
Supply Risk
We depend on our suppliers, including single source suppliers, and the inability of these suppliers to deliver necessary components of our products in a timely manner at prices, quality levels and volumes acceptable to us, or our inability to efficiently manage these components from these suppliers, could have a material adverse effect on our business, prospects, financial condition and operating results.
Inventories
Inventories are stated at the lower of cost or net realizable value. Inventory cost includes cost of raw material, labor and overhead. Manufactured inventories are valued at standard cost, which approximates actual costs on a first-in, first-out basis. We record inventory write-downs for excess or obsolete inventories based on assumptions about current and future demand forecasts. If inventory on-hand is in excess of our future demand forecast, the excess amounts are included in our inventory reserve.
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

Leasehold improvements are amortized on a straight-line basis over the shorter of their estimated useful lives or the term of the related leases.

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

During 2023 and 2024, we identified triggering events under ASC 360-35-21 related to certain asset groups. In each situation in which we experienced a triggering event during the year, we tested our long-lived assets for impairment using our internal economic and business projections, in order to determine if an additional impairment was required to the carrying values of the long-lived assets.

As a result of these assessments, no additional impairment was recognized for the year ended December 31, 2024. For the year ended December 31,2023, we recorded a $0.9 million impairment loss related to the right-of-use asset (“ROU”) for our Aero facility in Mason, OH, which was recognized within Selling, general, and administrative expenses in the Consolidated Statement of Operations.

If, in future periods, our economic or business projections were to change as a result of an update to our plans, a deterioration of the economic or business environment, a significant adverse change in the extent or manner in which a long-lived asset is being used, or an expectation that a long-lived asset group will be disposed of significantly before the end of its useful life, we would undertake additional testing, as appropriate, which could result in an impairment of long-lived assets.
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

We evaluate the useful lives of these assets on an annual basis, and we test for impairment whenever events or changes in circumstances occur that could impact the recoverability of these assets. For the years ended December 31, 2024 and 2023, no impairments of capitalized software costs have been recognized.
Investment
As permitted under ASC 321, Investments -Equity Securities, ("ASC 321"), we recorded our investment in Tropos, an equity investment without a readily determinable fair value, at cost minus impairment. We assessed our investment for impairment each reporting period to determine if the fair value of the investment declined below its cost basis and if the impairment was other-than-temporary.
For the year ended December 31, 2024, we recognized no impairments of investments. For the year ended December 31, 2023, we recognized an impairment loss of $10.0 million related to our investment in Tropos. For additional information regarding the investment and related impairment, see to Note 5, Contract Manufacturing Services and Investment in Tropos.

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
Although we believe the estimates and judgments discussed herein are reasonable, actual results could differ and we may be exposed to increases or decreases in our warranty liability accrual that could be material. Accrued warranty activity consisted of the following:

	December 31,
	2024	2023
Balance, beginning of year	$1,902,647	$2,207,674
Warranty costs incurred	(303,151)	(1,071,139)
Accrual for warranty[1]	(738,087)	766,112
Balance, end of year	$861,409	$1,902,647

1 The negative provision in 2024 is a result of the expiration of the warranty liability related to non-current vehicle models.

Fair Value Measurements
The Company follows the accounting guidance in ASC 820, Fair Value Measurement, ("ASC 820") for its fair value measurements of financial assets and liabilities measured at fair value on a recurring basis. A three-level valuation hierarchy, based upon observable and unobservable inputs, is used for fair value measurements. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect market assumptions based on the best evidence available. These two types of inputs create the following fair value hierarchy: Level 1 – Quoted prices for identical instruments in active markets; Level 2 – Quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active and model-derived valuations whose significant inputs are observable; and Level 3 – Instruments whose significant inputs are unobservable. See Note 7, Debt, for further details on fair value.
Income Taxes
We account for income taxes in accordance with ASC 740, Income Taxes, ("ASC 740") which requires deferred income tax assets and liabilities to be recognized using enacted tax rates for the effect of temporary differences between the book and tax bases of recorded assets and liabilities. Authoritative guidance also requires deferred income tax assets, which include state tax credit carryforwards, operating loss carryforwards and deductible temporary differences, be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred income tax assets will not be realized.
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
Revenue Recognition
The following table disaggregates our revenue by major source:

	Years Ended December 31,
	2024	2023
Vehicles	$4,360,749	$11,327,702
Services, parts and accessories	2,255,609	1,767,050
Total revenues	$6,616,358	$13,094,752

Vehicles
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

The Company generates vehicle revenue through the sale of electric commercial vehicles. The Company reviews the performance obligations in the Company’s agreements, which is the Company’s promise to transfer the Company’s product to customers based on the performance of services, transfer of title or shipping terms in the arrangement and any other variable considerations. The revenue is allocated based on the Company's performance obligation, and an estimate of Sales returns and allowances are recognized. The Company offers concessions to certain customers and estimates the variable consideration based on historical sales activity. In addition, the Company considers the extent to which revenue should be constrained such that there is not a significant reversal of revenue in the future.

Revenue is recognized when obligations under the terms of a contract with our customer are satisfied; generally this occurs when we transfer control of our vehicles. Revenue is measured as the amount of consideration we expect to receive in exchange for transferring goods. For the majority of vehicles, we transfer control and recognize a sale when we ship the product from our manufacturing facility to our customer (dealers and distributors). The amount of consideration we receive and revenue we recognize varies with changes in incentives. We receive cash equal to the invoice price for most vehicle sales and we do not have any material significant payment terms as payment is received at or shortly after the point of sale.

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

The Company provides for the estimated cost of product warranties at the time revenue is recognized. While the Company engages in product quality programs and processes, including quality control test driving vehicles, the warranty obligation is calculated by an estimation of warranty costs per vehicle. Should actual costs differ from the Company’s estimates, revisions to increase or decrease the estimated warranty liability may be required.
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

Services, Parts and Accessories
Services, parts and accessories revenue consists of non-warranty after-sales vehicle services, body shop and parts, and assembly services. It also includes revenue generated from operating our Stables by Workhorse route, Drones As A Service, and other service revenue. We recognize revenue related to sales of service, parts and other accessories when we transfer control of the items. For the majority of vehicles, parts, and accessories, we transfer control and recognize a sale when we ship the product from our manufacturing facility to our customer (dealers and distributors). We recognize service revenue upon the transfer of control to the customer, which is generally at the time the service is completed.
For the year ended December 31, 2024 and 2023, two entities represented 10% or more of our total revenues.
Deferred Revenue

Deferred revenue related to our Assembly Services Agreement with Tropos Technologies, Inc and sales of select vehicles consisted of the following:

	Years Ended December 31,
	2024	2023
Deferred revenue, beginning of period	$4,714,331	$5,380,000
Additions	2,265,000	—
Net changes in liability	—	(485,669)
Revenue recognized	(628,750)	(180,000)
Deferred revenue, end of period	$6,350,581	$4,714,331
Less: current portion	6,350,581	4,714,331
Long-term deferred revenue, end of period	$—	$—
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
Research and Development Costs
Research and development ("R&D") costs consist primarily of personnel costs for our teams in engineering and research, prototyping expense, contract and professional services, and amortized equipment expense. R&D costs are expensed as incurred, and for the years ended December 31, 2024 and 2023 were $9.1 million and $24.5 million, respectively.
Advertising Costs
Advertising costs are recorded in Selling, general, and administrative in the Consolidated Statements of Operations as they are incurred. For the years ended December 31, 2024 and 2023, advertising costs were $0.9 million and $1.2 million, respectively.
Stock-Based Compensation
We use the fair value method of accounting for our stock options, restricted stock awards ("RSA"), restricted stock units ("RSUs") and performance share units (“PSUs”) granted to employees. The fair value of stock option awards with only service conditions is estimated on the grant or offering date using the Black-Scholes option-pricing model. The Black-Scholes option-pricing model requires inputs such as the risk-free interest rate, expected term and expected volatility. These inputs are subjective and generally require significant judgment. The fair value of RSAs is measured on the grant date based on the closing fair market value of our Common Stock. The resulting cost is recognized over the period during which an employee is required to provide services in exchange for the awards, usually the vesting period. Stock-based compensation expense is recognized on a straight-line basis, net of actual forfeitures in the period.
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
As we issue additional employee stock-based awards over time and as we incorporate additional market data related to our Common Stock, we may calculate significantly different volatilities and expected lives, which could materially impact the valuation of our stock-based awards and the stock-based compensation expense that we will recognize in future periods. Stock-based compensation expense is recorded in selling, general and administrative expenses in the Consolidated Statements of Operations.
Defined Contribution Plan

We have a 401(k) savings plan that is intended to qualify as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code. Beginning in January 2021, we began to match 100% of each employee’s contributions up to a maximum of 6% of the employee’s eligible compensation, vested immediately. During the years ended December 31, 2024 and 2023, we recognized $0.4 million and $1.3 million, respectively, of expenses related to employer contributions for the 401(k) savings plan.
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
The following table presents the potentially dilutive shares that were excluded from the computation of diluted net loss per share of Common Stock, because their effect was anti-dilutive:

	Years Ended December 31,
	2024	2023
Stock-based awards and equity-classified warrants*	109,309	37,989
Convertible notes*	2,413,821	154,500
Warrants1*	1,255,429	34,000
1 See Note 7, Debt, and Note 16, Subsequent Events, for more information regarding the warrants.
* Periods presented have been adjusted to reflect the 2024 Reverse stock split (1-for-20) which was effective June 17, 2024 and the 2025 Reverse stock split (1-for-12.5) which was effective March 17, 2025. Additional information regarding the reverse stock split may be found in Note 1 – Summary of Business and Significant Accounting Principles.

2.    INVENTORY
Our inventory consisted of the following:

	December 31,
	2024	2023
Raw materials	$30,495,263	$32,682,324
Work in process	2,333,989	2,892,329
Finished goods[1]	20,587,424	18,309,829
Total Inventory	53,416,676	53,884,482
Less: inventory reserves	(11,577,656)	(8,476,290)
Inventory, net	$41,839,020	$45,408,192

1 Finished goods inventory includes new vehicles available for sale.

We reserve inventory for any excess or obsolete inventories or when we believe the net realizable value of inventories is less than the carrying value. During the years ended December 31, 2024 and 2023, we recorded net write-downs of $5.4 million and $6.8 million, respectively, in Cost of sales in the Consolidated Statements of Operations. The year over year decrease to inventory reserves was primarily driven by our efforts to consume our on hand inventory into finished goods, as well as, to sell and dispose inventory that has been fully reserved. The sale and disposal activity did not have a material impact on the Company's results of operations during the years ended December 31, 2024 and December 31, 2023, respectively.

3.    PREPAID EXPENSES AND OTHER CURRENT ASSETS
Prepaid expenses and other current assets consisted of the following:

	December 31,
	2024	2023
Prepaid purchases	$6,721,097	$7,908,087
Less: prepaid purchases reserve	(3,625,933)	(1,999,068)
Prepaid purchases, net	3,095,164	5,909,019
Prepaid insurance	1,452,542	1,283,146
Right of return asset	877,587	—
Other	440,597	908,997
Prepaid expenses and other current assets	$5,865,890	$8,101,162
Prepaid purchases consist of deposits made to our suppliers for non-recurring engineering costs and production parts. As of December 31, 2024 and 2023, net prepaid purchases primarily consisted of deposits for direct materials associated with our W4 CC and W750 vehicles.
The year over year increase to prepaid purchases reserves was primarily driven by increased reserves related to our W4 CC and W750 vehicle programs.
4.    PROPERTY, PLANT AND EQUIPMENT, NET
Property, plant and equipment, net consists of the following:

	December 31,
	2024	2023
Land and improvements	$2,130,542	$2,130,542
Buildings and improvements	12,751,981	12,677,544
Equipment and vehicles	25,177,706	23,081,818
Tooling	8,509,354	8,044,563
Construction in progress	729,716	1,104,010
	49,299,299	47,038,477
Less: accumulated depreciation	(16,322,718)	(9,161,522)
Property, plant and equipment, net	$32,976,581	$37,876,955

Construction in progress is primarily comprised of equipment and tooling related to the manufacturing of our products, and construction and expansion of our facilities. Completed assets are transferred to their respective asset classes, and depreciation begins when an asset is ready for its intended use.

Depreciation and amortization expense during the years ended December 31, 2024 and 2023 was $7.9 million and $4.1 million, respectively.
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
We recorded our investment at cost less impairment, if applicable. In accordance with ASC 321, Investments - Equity Securities, ("ASC 321") we assessed our investment for impairment at each reporting period to determine if the fair value declined below its cost basis and if the impairment is other-than-temporary.

During the third quarter of 2023, we determined that our investment in Tropos was impaired based on the economic conditions and uncertainties that have significantly affected Tropos' performance and financial position. The impairment is considered other-than-temporary as the decline in fair value of the investment is not expected to recover in the foreseeable future.
The impairment charge recognized for our investment was $10.0 million, which represented the difference between the original cost of the investment and its fair value as of the impairment assessment date. The impairment loss was recognized in Other (loss) income in the Consolidated Statements of Operations for the year ended December 31, 2023.
The impairment of our investment did not release the Company from its obligation to perform assembly services under the agreement. Therefore, the Company continues to carry the balance of deferred revenue on its Consolidated Balance Sheets as of December 31, 2023. As of December 31, 2024 and December 31, 2023, deferred revenue of $4.7 million related to the Assembly Services Agreement.

6.    ACCRUED LIABILITIES AND OTHER CURRENT LIABILITIES
Accrued liabilities and other current liabilities consisted of the following:

	December 31,
	2024	2023
UPS allowance	$1,412,500	$1,412,500
Compensation and related costs	4,507,561	2,083,808
Sales returns and allowances	1,102,005	—
Accrued interest	167,388	—
Supplier allowance	1,024,518	1,024,518
Other	517,943	341,914
Accrued liabilities and other current liabilities	$8,731,915	$4,862,740
7.    DEBT
A reconciliation of the fair value of the convertible notes is as follows:

	December 31,
	2024	2023
Fair value of convertible notes, beginning of year	$20,180,100	$—
Fair value of convertible notes issued during year	57,078,214	13,695,789
Repayment of 2026 convertible notes	(20,180,100)	—
Change in fair value of convertible notes[1]	(2,621,234)	6,484,311
Fair value of convertible notes exchanged for common stock	(43,965,188)	—
Fair value of convertible notes, end of year	$10,491,792	$20,180,100
1 The Company recognizes changes in fair value of convertible notes for Common Stock in Interest expense, net in the Consolidated Statements of Operations.
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

During the year ended December 31, 2024, the Company issued and sold to the Investor (i) 2024 Notes in the original principal amount of $39.0 million and (ii) 2024 Warrants to purchase up to 1.3 million shares of Common Stock pursuant to the 2024 Securities Purchase Agreement (following adjustment in connection with the Company’s 2024 Reverse Stock Split and 2025 Reverse Stock Split). As of December 31, 2024, $10.5 million fair value aggregate principal amount remained outstanding under the 2024 Notes, and no shares had been issued pursuant to the 2024 Warrants.

No 2024 Notes may be converted and no 2024 Warrants may be exercised to the extent that such conversion or exercise would cause the then holder of such 2024 Notes or 2024 Warrants to become the beneficial owner of more than 9.99% of the Company’s then outstanding Common Stock, after giving effect to such conversion or exercise.

2024 Notes

The 2024 Notes were issued with original issue discount of 12.5%, resulting in $34.1 million of net proceeds to the Company before fees and expenses for the year ended December 31, 2024. The 2024 Notes are or will be senior, secured obligations of the Company, ranking senior to all other unsecured indebtedness, subject to certain limitations and are unconditionally guaranteed by each of the Company’s subsidiaries, pursuant to the terms of a certain security agreement and subsidiary guarantee. The 2024 Notes are issued pursuant to the Company’s Indenture (the “Base Indenture”) with U.S. Bank Trust Company, National Association, as trustee (the “Trustee”), and supplemental indentures thereto.

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

The 2024 Notes contain customary affirmative and negative covenants, including certain limitations on debt, liens, restricted payments, asset transfers, changes in the business and transactions with affiliates. The 2024 Notes require the Company to maintain minimum liquidity on the last day of each fiscal quarter in the amount of either (i) $1.5 million if the sale leaseback transaction of Company’s manufacturing facility in Union City, IN (the “Sale Leaseback”) has not been consummated and (ii) $4.0 million if the Sale Leaseback has been consummated, subject to certain conditions. The 2024 Notes also contain customary events of default.

Under certain circumstances, including a change of control, the holder may cause us to redeem all or a portion of the then-outstanding amount of principal and interest on any 2024 Notes in cash at the greater of (i) the face value of the amount of 2024 Notes to be redeemed at a 25% premium or 10% premium with respect to amounts held in the lockbox account (or at a 75% premium, if certain redemption conditions are not satisfied or during the occurrence and continuance of an event of default), (ii) the equity value of our Common Stock underlying such amount of 2024 Notes to be redeemed and (iii) the equity value of the change of control consideration payable to the holder of our Common Stock underlying such 2024 Notes.

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

As of December 31, 2024, $10.5 million fair value aggregate principal amount remained outstanding under the 2024 Notes, with an outstanding aggregate principal of $7.6 million. During the year ended December 31, 2024, the Investor converted $31.2 million of principal into Common Stock and we recorded a $2.9 million fair value net loss in Interest expense, net in the Consolidated Statements of Operations. Future fair value adjustments attributable to changes in credit risk will be recorded in Other comprehensive loss.

The December 31, 2024 estimated fair value of the 2024 Notes totaled $10.5 million. The fair value was computed using a Monte Carlo Simulation Model which incorporates significant inputs that are not observable in the market, and thus represents a Level 3 fair value measurement. The unobservable inputs utilized for measuring the fair value of the 2024 Notes reflect our assumptions about the assumptions that market participants would use in valuing the 2024 Notes as of the issuance date and subsequent reporting period.

We determined the fair value by using the following key inputs to the Monte Carlo Simulation Model:

Issuance Date	March 15, 2024
Maturity Date	March 15, 2025
Principal Balance as of the Valuation Date	$9,000,000
Risk-Free Rate (Annual)	5.3%
Corporate Bond Yield	15.8%
Volatility (Annual)	85.0%

Issuance Date	May 10, 2024
Maturity Date	May 10, 2025
Principal Balance as of the Valuation Date	$6,285,714
Risk-Free Rate (Annual)	5.3%
Corporate Bond Yield	15.1%
Volatility (Annual)	85.0%

Issuance Date	May 29, 2024
Maturity Date	May 29, 2025
Principal Balance as of the Valuation Date	$7,000,000
Risk-Free Rate (Annual)	5.3%
Corporate Bond Yield	16.4%
Volatility (Annual)	85.0%

Issuance Date	July 18, 2024
Maturity Date	July 18, 2025
Principal Balance as of the Valuation Date	$4,000,000
Risk-Free Rate (Annual)	4.8%
Corporate Bond Yield	17.4%
Volatility (Annual)	80.0%

Issuance Date	August 23, 2024
Maturity Date	August 23, 2025
Principal Balance as of the Valuation Date	$2,600,000
Risk-Free Rate (Annual)	4.3%
Corporate Bond Yield	17.8%
Volatility (Annual)	90.0%

Issuance Date	September 30, 2024
Maturity Date	September 30, 2025
Principal Balance as of the Valuation Date	$3,400,000
Risk-Free Rate (Annual)	3.9%
Corporate Bond Yield	15.9%
Volatility (Annual)	100.0%

Issuance Date	October 16, 2024
Maturity Date	October 16, 2025
Principal Balance as of the Valuation Date	$1,200,000
Risk-Free Rate (Annual)	4.1%
Corporate Bond Yield	15.7%
Volatility (Annual)	100.0%

Issuance Date	November 27, 2024
Maturity Date	November 27, 2025
Principal Balance as of the Valuation Date	$2,000,000
Risk-Free Rate (Annual)	4.2%
Corporate Bond Yield	15.2%
Volatility (Annual)	110.0%

Issuance Date	December 16, 2024
Maturity Date	December 16, 2025
Principal Balance as of the Valuation Date	$3,500,000
Risk-Free Rate (Annual)	4.2%
Corporate Bond Yield	14.5%
Volatility (Annual)	110.0%

As of December 31, 2024, the Company was in compliance with the debt terms and associated covenants under the 2024 Notes. As of March 21, 2025, $40.6 million in aggregate principal amount remained outstanding under the 2024 Notes. Of this amount, $27.4 million is considered restricted cash, resulting in a net outstanding aggregate principal amount of $13.2 million.
Warrants Exercisable

During the year ended December 31, 2024, the Company issued 2024 Warrants to purchase 1.3 million shares of Common Stock respectively at an exercise price ranging from $13.88 to $87.50 per share (following adjustment in connection with the Company’s 2024 Reverse Stock Split and 2025 Reverse Stock Split). As of December 31, 2024, no shares have been issued pursuant to the 2024 Warrants. In connection with the October 16, 2024 limited waiver to the 2024 Securities Purchase Agreement, the Investor waived its right to receive warrants in connection with future 2024 Notes issuances up to $14.8 million, which as of the date hereof has now been reached.

Under the 2024 Warrants, the Investor has a purchase right that allows the Investor to participate in transactions in which the Company issues or sells certain securities or other property to holders of Common Stock, allowing the Investor to acquire, on the terms and conditions applicable to such purchase rights, the aggregate purchase rights which the Investor would have been able to acquire if the Investor held the number of shares of Common Stock acquirable upon exercise of the 2024 Warrants.

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

As of December 31, 2024, the estimated fair value of the 2024 Warrants as of each respective issuance date totaled $5.8 million. During the year ended December 31, 2024, we recorded a $5.8 million net fair value loss in Fair value loss on warrants in the Consolidated Statement of Operations related to the 2024 Warrants. The fair value of the 2024 Warrants was measured using the Black Scholes model approach.

Significant inputs to the model at each respective issuance date and December 31, 2024 were as follows:

Valuation Assumptions	December 31, 2024	Initial Recognition on March 15, 2024
Fair Value	$510,981	$4,749,754
Stock Price	$0.70	$5.32
Strike Price	$7.00	$7.00
Volatility (annual)	75.0%	45.0%
Risk-Free Rate	4.5%	4.2%
Estimated time to expiration (years)	9.21	10
Dividend Yield	0.0%	0.0%

Valuation Assumptions	December 31, 2024	Initial Recognition on May 10, 2024
Fair Value	$634,126	$3,706,121
Stock Price	$0.70	$3.60
Strike Price	$5.89	$5.89
Volatility (annual)	75.0%	50.0%
Risk-Free Rate	4.5%	4.4%
Estimated time to expiration (years)	9.36	10
Dividend Yield	0.0%	0.0%

Valuation Assumptions	December 31, 2024	Initial Recognition on May 29, 2024
Fair Value	$710,084	$4,099,389
Stock Price	$0.70	$3.80
Strike Price	$5.89	$5.89
Volatility (annual)	75.0%	45.0%
Risk-Free Rate	4.5%	4.5%
Estimated time to expiration (years)	9.41	10
Dividend Yield	0.0%	0.0%

Valuation Assumptions	December 31, 2024	Initial Recognition on July 18, 2024
Fair Value	$969,940	$2,901,545
Stock Price	$0.70	$1.89
Strike Price	$2.93	$2.93
Volatility (annual)	65.0%	50.0%
Risk-Free Rate	4.5%	4.1%
Estimated time to expiration (years)	9.55	10
Dividend Yield	0	0

Valuation Assumptions	December 31, 2024	Initial Recognition on August 24, 2024
Fair Value	$1,120,903	$1,200,626
Stock Price	$0.70	$0.78
Strike Price	$1.11	$1.11
Volatility (annual)	50.0%	45.0%
Risk-Free Rate	4.5%	3.7%
Estimated time to expiration (years)	9.65	10
Dividend Yield	0	0

Valuation Assumptions	December 31, 2024	Initial Recognition on September 30, 2024
Fair Value	$1,832,626	$2,252,786
Stock Price	$0.70	$0.87
Strike Price	$1.27	$1.27
Volatility (annual)	55.0%	50.0%
Risk-Free Rate	4.5%	3.7%
Estimated time to expiration (years)	9.75	10
Dividend Yield	0	0

The Company determines the accounting classification of warrants it issues as either liability or equity classified by first assessing whether the warrants meet liability classification in accordance with ASC 480-10, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (“ASC 480”), then in accordance with ASC 815-40, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock (“ASC 815”). In order for a warrant to be classified in stockholders’ equity (deficit), the warrant must be (i) indexed to the Company’s equity and (ii) meet the conditions for equity classification.

If a warrant does not meet the conditions for stockholders’ equity (deficit) classification, it is carried in the Consolidated Balance Sheets as a warrant liability measured at fair value, with subsequent changes in the fair value of the warrant recorded in other non-operating losses (gains) in the Consolidated Statements of Operations. If a warrant meets both conditions for equity classification, the warrant is initially recorded, at its relative fair value on the date of issuance, in stockholders’ equity (deficit) in the Consolidated Balance Sheets, and the amount initially recorded is not subsequently remeasured at fair value.
2023 Securities Purchase Agreement (Green Senior Convertible Notes Due 2026)

On December 12, 2023, the Company entered into a securities purchase agreement (the “2023 Securities Purchase Agreement”) under which the Company issued, pursuant to the Base Indenture and a First Supplemental Indenture between the Company and the Trustee party thereto, $20.0 million principal amount of Green Senior Convertible Notes (the “2026 Notes”) due October 1, 2026. The 2026 Notes were a senior secured obligation of the Company and ranked senior to all unsecured debt of the Company. The 2026 Notes were guaranteed by the Company and its current subsidiaries and were secured by substantially all the assets of the Company and its subsidiaries. The 2026 Notes were issued with an original issue discount of 12.5% or $2.5 million.
The Company paid fees in connection with the issuance of the 2026 Notes of $0.6 million, resulting in net proceeds of $16.9 million. We elected to account for the 2026 Notes using the fair value option under GAAP. All direct costs related to the issuance of our convertible notes were recognized in Interest expense, net in the Consolidated Statements of Operations.
Upon issuance on December 12, 2023, the estimated fair value of the 2026 Notes was $13.7 million, determined using a Binomial Lattice Model incorporating significant unobservable inputs, representing a Level 3 fair value measurement. These inputs reflected assumptions that market participants would use in valuing the notes at issuance and during subsequent reporting periods.

The following key inputs were used in the fair value determination at issuance:

Issuance Date	December 12, 2023
Maturity Date	October 1, 2026
Principal Balance as of the Valuation Date	$20,000,000
Risk-Free Rate (Annual)	5.3%
Corporate Bond Yield	10.5%
Volatility (Annual)	80.0%

During the first quarter of 2024, the Company repaid the 2026 Notes in full, the 2026 Notes are no longer subject to fair value measurement as of the current reporting period.
Warrants Under the 2023 Securities Purchase Agreement
On December 12, 2023, as part of the 2023 Securities Purchase Agreement, the Company issued warrants (the “2023 Warrants”) to purchase 25.6 million shares of Common Stock at an exercise price of $8.98 per share.
The fair value of the components of the 2023 Securities Purchase Agreement was allocated between the 2026 Notes and the 2023 Warrants. As of December 31, 2023, the fair value of the 2023 Warrants was $5.6 million. During the six months ended June 30, 2024, in connection with a First Amendment to Green Senior Secured Convertible Notes Due 2026, the Company entered into an agreement to exchange the 2023 Warrants for a total of 0.4 million shares of Common Stock for a total value of $2.8 million, whereupon the 2023 Warrant were cancelled. The Company recorded a gain in the quarter ended March 31, 2024 of $2.7 million in connection with this exchange in Interest income (expense), net in the Consolidated Statements of Operations related to the 2023 Warrants.
As of December 12, 2023 (initial recognition) and December 31, 2023, the fair value of the 2026 Warrants was $3.8 million and $5.6 million, respectively. The fair value was determined using the Black-Scholes model, incorporating significant assumptions such as stock price, strike price, volatility, and risk-free rate.

During the year ended December 31, 2023, we recorded a $1.8 million fair value adjustment in Interest expense, net in the Statements of Operations related to the 2026 Notes.

The valuation assumptions used in the Black-Scholes model as of December 12, 2023 (initial recognition) and December 31, 2023, are as follows:

Valuation Assumptions	December 31, 2023	Initial Recognition on December 12, 2023
Stock Price	$0.36	$0.37
Strike Price	$0.45	$0.45
Volatility (annual)	98.0%	98.0%
Risk-Free Rate	5.3%	5.3%
Estimated time to expiration (years)	3.0	3.0
Dividend Yield	—%	—%

During the current year, the 2026 Warrants were fully settled and terminated, and as a result, they are no longer outstanding as of the reporting date. No further fair value measurement is required.

Floorplan Line of Credit

On August 10, 2023, we entered into a Floorplan and Security Agreement (the “Floorplan LOC”) with Mitsubishi HC CapitalAmerica, Inc. under which we obtained a revolving floorplan line of credit with a maximum borrowing limit of $5.0 million.

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

In connection with the 2024 Securities Purchase Agreement described above, we terminated the Floorplan and Security Agreement. During the year ended December 31, 2023, we did not draw on or incur any charges related to the Floorplan LOC.
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
Impairment losses are recognized in the Consolidated Statements of Operations. The Company determines the level at which the impairment loss is recognized based on whether it expects to retain or dispose of the ROU asset. If the Company expects to retain the ROU asset, the impairment loss is recognized as an adjustment to the carrying amount of the ROU asset, with a corresponding adjustment to accumulated depreciation and amortization. If the Company expects to dispose of the ROU asset, the impairment loss is recognized in Selling, general and administrative expense in the Consolidated Statements of Operations.
During the year ended December 31, 2024, the Company identified indicators of impairment due to slower-than-expected market adoption and performed an impairment test on its ROU assets in accordance with applicable accounting standards. The fair value, net of sublease costs, was determined using market prices for comparable assets, while the value in use was calculated based on discounted cash flow projections. As a result of these assessments, no additional impairment was recognized for the year ended December 31, 2024. During the year ended December 31, 2023,we recognized a $0.9 million impairment loss related to the ROU asset for our Aero facility in Mason, Ohio, which was recognized within Selling, general, and administrative expenses in the Consolidated Statements of Operations.
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
Amortization of finance lease assets is recognized over the lease term as cost of sales or operating expenses depending on the nature of the leased asset. Interest expense on finance lease liabilities is recognized over the lease term within Interest expense, net in the Consolidated Statements of Operations.

The components of lease expense are as follows in our Consolidated Statements of Operations:

	Years Ended December 31,
	2024	2023
Short-term lease expense	$248,141	$281,802
Operating lease expense	2,033,540	2,338,266
Total lease expense	$2,281,681	$2,620,068

Lease right-of-use assets consisted of the following:

	December 31,
	2024	2023
Operating leases	$3,247,548	$4,174,800
Finance leases	4,008,510	5,621,181
Total lease right-of-use assets	$7,256,058	$9,795,981
Lease liabilities consisted of the following:

	December 31,
	2024	2023
Operating leases	$5,280,149	$6,292,954
Finance leases	$549,188	$2,548,184
Total lease liabilities	5,829,337	8,841,138
Less: current portion Operating leases	(984,407)	(1,012,428)
Less: current portion Financing leases	(528,023)	(2,548,184)
Long-term portion	$4,316,908	$5,280,526
Other information related to leases is as follows:

	As of December 31,
	2024	2023
Weighted-average remaining lease term
Operating leases	4.0 years	4.0 years
Financing leases	0.1 years	1.0 year
Weighted-average interest rate
Operating leases	10.0%	10.0%
Financing leases	10.0%	10.0%

Supplemental cash flow information related to leases where we are the lessee is as follows:

	Years Ended December 31,
	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows from operating leases	$1,589,805	$1,349,021
Operating cash outflows from finance leases (interest payments)	223,176	280,430
Financing cash outflows from finance leases	825,060	879,444

As of December 31, 2024, the maturities of our operating and finance lease liabilities (excluding short-term leases) are as follows:

	Operating Leases	Finance Leases
2025	$1,458,783	$584,069
2026	1,503,069	21,165
2027	1,316,387	—
2028	1,230,385	—
Thereafter	1,124,216	—
Total minimum lease payments	6,632,840	605,234
Less: Interest	1,352,691	56,047
Present value of lease obligations	5,280,149	549,188
Less: Current portion	984,407	528,023
Long-term portion of lease obligations	$4,295,743	$21,165

9.    INCOME TAXES
During the years ended December 31, 2024 and 2023, the Company had taxable losses primarily due to operations and thus has no current federal tax expense recorded. We continue to record a valuation allowance against our deferred tax assets as of December 31, 2024.
The U.S. components of loss before income taxes and reconciles the statutory federal income tax rate to the provision for income taxes:

	Years Ended December 31,
	2024	2023
Current:
Federal	$—	$—
State and Local	(117,061)	(110,524)
Total Current	(117,061)	(110,524)
Deferred:
Federal	—	—
State and Local	—	—
Total Deferred	—	—
Total benefit from income taxes	$(117,061)	$(110,524)

The reconciliation of taxes at the federal statutory rate to our provision for income taxes was as follows:

	Years Ended December 31,
	2024	2023
Federal tax benefit at statutory rates	21.0%	21.0%
State and local tax at statutory rates	1.9%	1.0%
Fair value adjustments on convertible notes	(3.8)%	(1.4)%
Stock-based compensation deductions	(1.6)%	(1.0)%
Research and development credits	—%	(0.6)%
Other permanent differences and credits	(0.4)%	(0.4)%
Other temporary deferred tax asset differences	(0.6)%	0.6%
Federal net operating loss adjustment	—%	(0.3)%
Change in valuation allowance	(16.4)%	(18.8)%
Total tax benefit	0.1%	0.1%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. When realization of the deferred tax asset is more likely than not to occur, the benefit related to the deductible temporary differences attributable to operations is recognized as a reduction of income tax expense. As of each reporting date, management considers new evidence, both positive and negative, that could affect its view of the future realization of deferred tax assets. As of December 31, 2024 and 2023, our ability to realize our net deferred tax asset is not more likely than not to occur and the valuation allowance reduces the deferred tax asset to zero.

Significant components of the Company’s deferred tax assets and liabilities are as follows:

	December 31
	2024	2023
Deferred Tax Assets (Liabilities):
Accrued expenses and reserves	$826,782	$567,850
Warranty reserve	1,465,968	1,625,861
Inventory and prepaid purchase reserves	3,356,589	2,268,452
Investment impairment	2,207,761	2,165,513
Equity compensation	1,414,872	1,538,179
Property, plant and equipment	(4,660,048)	(5,060,439)
Research and experimental costs	8,604,050	8,236,863
Charitable contributions	20,365	13,427
Lease right-of-use assets	(1,475,299)	(2,044,257)
Lease liability	1,178,789	1,832,809
Federal tax credits	4,299,750	4,299,750
Net operating loss carryforward	118,465,120	103,518,448
Total Deferred Tax Assets	135,704,699	118,962,456
Valuation Allowance	(135,704,699)	(118,962,456)
Total Deferred Tax Assets (Liabilities), net of valuation allowance	$—	$—

As of December 31, 2024 and 2023, the Company had $17.2 million of federal net operating loss (“NOL”) carry-forward deferred tax assets which expire through 2038. Additionally, as of December 31, 2024 and 2023, the Company had approximately $97.6 million and $84.3 million, respectively, of federal NOL deferred tax assets which carry-forward indefinitely, and approximately $3.7 million and $2.0 million, respectively, of state and local NOL carry-forward deferred tax assets which expire through 2044. The NOL carry-forwards may be limited in certain circumstances, including ownership changes.

Under the provisions of the Internal Revenue Code, the net operating loss and tax credit carry-forwards are subject to review and possible adjustment by the Internal Revenue Service and state tax authorities. Certain tax attributes are subject to an annual limitation as a result of certain cumulative changes in ownership interest of significant shareholders which could constitute a change of ownership as defined under Internal Revenue Code Section 382. The Company completed a full analysis of historical ownership changes and determined that a portion of the NOLs to-date have a limitation on future deductibility $8.4 million of net operating losses incurred prior to 2014 will be unable to offset future taxable income and have been reserved via a valuation allowance to reduce the deferred tax asset to the expected realizable amount.

The following table presents a reconciliation of unrecognized tax benefits:

	2024	2023
Unrecognized tax benefits - January 1	$805,392	$805,392
Gross increases - tax positions in prior period	—	—
Gross decreases - tax positions in prior period	—	—
Gross increases - tax positions in current period	—	—
Settlement	—	—
Lapse of statute of limitations	—	—
Unrecognized tax benefits - December 31	$805,392	$805,392

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of December 31, 2024, and 2023, due to the Company’s continued losses, no amounts of interest and penalties have been recognized in the Consolidated Statements of Operations. If the unrecognized tax benefits were reversed, a deferred tax asset and corresponding valuation allowance would be recorded, and thus the reversal would have no impact on the effective rate.
The Company files income tax returns in the U.S. federal jurisdiction, various state jurisdictions and local jurisdictions. Generally, the Company’s 2020 through 2023 tax years remain open and subject to examination by federal, state and local taxing authorities. However, federal, state, and local net operating losses from 2009 through 2024 are subject to review by taxing authorities in the year utilized.
10.    FAIR VALUE MEASUREMENTS
We estimate the fair value of the 2024 Notes and 2024 Warrants using commonly accepted valuation methodologies upon issuance and at each reporting date. Considerable judgment was required in interpreting market data to develop the estimates of fair value. Accordingly, the Company’s estimates are not necessarily indicative of the amounts that the Company, or holders of the instruments, could realize in a current market exchange. Significant assumptions used in the fair value model included estimates of the redemption dates, credit spreads and the market price and volatility of the Company’s Common Stock. The use of different assumptions and/or estimation methodologies could have a material effect on the estimated fair values. The following table presents the estimated fair values:

	December 31, 2024				December 31, 2023
	Fair Value	Level 1	Level 2	Level 3	Fair Value	Level 1	Level 2	Level 3
Warrant liability	$5,778,660	$—	$—	$5,778,660	$5,605,325	$—	$—	$5,605,325
Convertible notes	$10,491,792	$—	$—	$10,491,792	$20,180,100	$—	$—	$20,180,100

The following table presents a roll-forward of the fair value of the convertible notes payable, derivative liability, derivative asset and warrant liability that will continue to be measured at fair value on a recurring basis for which fair value is determined based on significant inputs not observable in the market, which represents a Level 3 measurement within the fair value hierarchy as of December 31, 2024.

	Convertible Notes Payable	Warrant Liability
Balance at December 31, 2023	$20,180,100	$5,605,325
Fair value issued during period	57,078,214	5,778,660
Repayments of convertible notes	(20,180,100)	—
Change in fair value during the period	(2,621,234)	—
Conversion to common stock	(43,965,188)	(5,605,325)
Balance at December 31, 2024	$10,491,792	$5,778,660

As of December 31, 2024, there have been no changes in the valuation methodologies or classification of our Level 1 and Level 3 fair value measurements. The Company continues to utilize consistent approaches in determining the fair value of assets and liabilities categorized within these levels, in accordance with ASC 820.
11.    STOCK-BASED COMPENSATION

Incentive Stock Plans
We maintain, as approved by the board of directors and the stockholders, the 2017 Incentive Stock Plan, the 2019 Incentive Stock Plan and the 2023 Long-Term Incentive Plan (collectively, the “Plans”) providing for the issuance of stock-based awards to employees, officers, directors or consultants of the Company. Non-qualified stock options may only be granted with an exercise price equal to the market value of our Common Stock on the grant date. Shares reserved for stock awards under the plans total 1.4 million*. Total shares remaining available for stock incentive grants under the Plans totaled approximately 0.2 million* as of December 31, 2024. We have granted new stock options, restricted stock awards (“RSAs”), restricted stock units, and performance share units (“PSUs”) under the Plans.
Periods presented have been adjusted to reflect the 2024 Reverse stock split (1-for-20) which was effective June 17, 2024 and the 2025 Reverse stock split (1-for-12.5) which was effective March 17, 2025. Additional information regarding the reverse stock split may be found in Note 1 – Summary of Business and Significant Accounting Principles.

Stock-Based Compensation Expense

The following table summarizes stock-based compensation expense:

	Years Ended December 31,
	2024	2023
Stock options	$652,168	$973,520
Restricted stock awards	7,020,684	9,138,800
Performance share units	2,388,145	3,309,815
Total stock-based compensation expense	$10,060,997	$13,422,135
Stock Options
During 2024, activity for stock options was as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Outstanding, beginning of year	1,186	2,567.5	8.0
Exercised	—	—
Expired	—	—
Outstanding, end of year	1,186	$2,567.5	7.0
Exercisable, end of year	1,186	2567.5	7.0
As of December 31, 2024, there was no unrecognized compensation expense for unvested options. During 2024, no new stock options were granted.

Restricted Stock Awards and Units

Granted restricted stock awards (RSAs) and restricted stock units (RSUs) generally vest ratably over a three-year service period. The fair value of vested RSAs for the years ended December 31, 2024 and 2023 were $0.7 million and $2.4 million, respectively.

During 2024, activity for RSAs was as follows:

	Number of Unvested Shares	Weighted Average Grant Date Fair Value per Share
Unvested restricted stock as of December 31, 2023	20,514	$653.18
Granted	—	—
Vested	(9,492)	849.99
Forfeited	(1,928)	593.58
Unvested restricted stock as of December 31, 2024	9,094	$460.40

During 2024, activity for RSUs was as follows:

	Number of Unvested Shares	Weighted Average Grant Date Fair Value per Share
Unvested restricted stock as of December 31, 2023	—	$—
Granted	60,731	79.25
Vested	(7,887)	79.25
Forfeited	(6,646)	79.25
Unvested restricted stock as of December 31, 2024	46,198	$79.25

As of December 31, 2024, unrecognized compensation expense was $1.7 million for unvested restricted stock, which is expected to be recognized over the next year.

Performance Share Units
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

During 2024, activity for PSUs with a TSR metric was as follows:

	Number of Unvested Shares	Weighted Average Grant Date Fair Value per Share
Balance, December 31, 2023	6,688	$1,542.50
Granted	—	—
Vested	—	—
Forfeited	(622)	1,053.99
Balance, December 31, 2024	6,066	$470.00

During 2024, activity for EBITDA PSUs was as follows:

Number of Unvested Shares
Balance, December 31, 2023	5,464
Granted	—
Vested	(1,525)
Forfeited	(622)
Balance, December 31, 2024	3,317
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
ASU 2020-06, Accounting for Convertible Instruments and Contracts in an Entity's Own Equity. In August 2020, the FASB issued ASU 2020-06, which simplifies the accounting for convertible instruments by removing certain separation models in ASC 470-20, Debt—Debt with Conversion and Other Options, for convertible instruments. The ASU updates the guidance on certain embedded conversion features that are not required to be accounted for as derivatives under Topic 815, Derivatives and Hedging, or that do not result in substantial premiums accounted for as paid-in capital, such that those features are no longer required to be separated from the host contract. The convertible debt instruments will be accounted for as a single liability measured at amortized cost. This will also result in the interest expense recognized for convertible debt instruments to be typically closer to the coupon interest rate when applying the guidance in Topic 835, Interest. Further, the ASU made amendments to the EPS guidance in Topic 260 for convertible debt instruments, the most significant impact of which is requiring the use of the if-converted method for diluted EPS calculation, and no longer allowing the net share settlement method. The ASU also made revisions to 815-40, which provides guidance on how an entity must determine whether a contract qualifies for a scope exception from derivative accounting. The amendments to Topic 815-40 change the scope of contracts that are recognized as assets or liabilities. We adopted this standard effective January 1, 2022. The adoption of this standard did not have a material impact on our Consolidated Balance Sheets or Statements of Operations.
ASC 280, Segment Reporting. The Company operates as a single reporting segment under ASC 280, which encompasses the design, manufacture, and distribution of all-electric vehicles as an Original Equipment Manufacturers (OEMs).The Chief Executive Officer (CEO), as the Company’s Chief Operating Decision Maker (CODM), evaluates financial performance and allocates resources based on consolidated financial information, including total revenues, operating income, and profitability for the business as a whole. As such, segment information has been presented at the consolidated level, as there are no additional reportable segments in the context of ASC 280.
Accounting Standards Issued But Not Yet Adopted
ASU 2023-09, Improvements to Income Tax Disclosures. In December 2023, the FASB issued ASU 2023-09 to enhance the transparency and decision usefulness of income tax disclosures. The new standard is effective for fiscal years beginning after December 15, 2024, with retrospective application permitted. We are assessing the effect on our annual consolidated financial statement disclosures; however, adoption is not expected to have an impact on our Consolidated Balance Sheets or Statements of Operations.
All other ASUs issued but not yet adopted were assessed and determined to be not applicable or are not expected to have a material impact on our Consolidated Financial Statements or financial statement disclosures.
13.    STOCKHOLDERS' EQUITY
Securities Litigation Settlement
On September 1, 2023, we issued 25.4 million shares of Common Stock, which adjusted for our 2024 Reverse Stock Split and our 2025 Reverse Stock Split would be 0.1 million shares of Common Stock, with an aggregate value of $20.0 million in connection with the settlement of the Securities Litigation as described below in Note 15, Commitments and Contingencies. The number of shares was based on the market price per share of our Common Stock on August 31, 2023. This transaction was recorded as a noncash operating activity.
As a result of the settlement, we no longer have any obligation related to the securities litigation and, as such, the $15.0 million insurance receivable previously recorded in Other receivable and $35.0 million legal reserve previously recorded in Accrued and other current liabilities in the Consolidated Balance Sheets were zero as of December 31, 2023.
ATM Sales Agreement
On March 10, 2022, we entered into an ATM Sales Agreement, under which we may offer and sell shares of our Common Stock having an aggregate sales price of up to $175.0 million.

During the year ended December 31, 2024, we issued 0.2 million shares* under the ATM Agreement for net proceeds of $4.2 million. During the year ended December 31, 2023, we issued 0.4 million shares*. under the ATM Agreement for net proceeds of $62.2 million During the years ended December 31, 2024, and December 31, 2023, we incurred commissions of $0.1 million and $1.3 million, respectively. As of December 31, 2024 we had approximately $95 million available through the issuance of shares of Common Stock under the ATM Agreement. The so-called “baby shelf” rules under Form S-3 may significantly limit our ability to make issuances and sales under our ATM Agreement going forward.
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
In connection with the ELOC Purchase Agreement and ELOC Registration Rights Agreement, the Company paid a non-cash commitment fee to the Purchaser in the amount of 3.8 million shares of Common Stock of the Company (valued at $1.5 million). The Company reflected the commitment fee as an expense in Interest expense in the Consolidated Statements of Operations based on the fair value on the issuance date.Under applicable rules of the Nasdaq Capital Market, the Company cannot issue or sell more than 19.99% of the shares of Common Stock outstanding immediately prior to the execution of the ELOC Purchase Agreement to the Purchaser under the ELOC Purchase Agreement without stockholder approval.
During the year ended December 31, 2024, excluding the additional commitment shares issued to the Purchaser disclosed above, the Company did not sell any shares of Common Stock pursuant to the ELOC Purchase Agreement. The Company sold 48,000 shares of Common Stock (adjusted for the 2024 Reverse Stock Split and 2025 Reverse Stock Split) pursuant to the ELOC Purchase Agreement and received proceeds of $3.1 million. The Company does not expect to issue and sell additional shares under the ELOC due to restrictions contained in its other financing arrangements.
The Company evaluated the contract that includes the right to require the Purchaser to purchase shares of Common Stock in the future (“purchased put right”) considering the guidance in ASC 815-40, and concluded that it is an equity-linked contract that does not qualify for equity classification, and therefore requires fair value accounting as a derivative asset (liability). The Company has analyzed the terms of the freestanding purchased put right and has concluded that it had insignificant value as of December 31, 2024.
Preferred Stock
Workhorse has authorized 75.0 million shares of Series A Preferred Stock, par value 0.001 per share. Our certificate of incorporation provides that shares of preferred stock may be issued from time to time in one or more series. Our Board of Directors is authorized to fix the voting rights, if any, designations, powers, preferences, qualification, limitations and restrictions thereof, applicable to the shares of preferred stock. As of December 31, 2024 and December 31, 2023, there were no shares of Series A Preferred Stock issued and outstanding.
Common Stock

The Company has one class of Common Stock, par value 0.001 per share. Each share of our Common Stock is entitled to one vote on all matters submitted to stockholders.
On September 1, 2023, we obtained approval from our stockholders to amend our articles of incorporation to increase the number of shares of Common Stock, par value 0.001 per share, authorized for issuance thereunder to 450.0 million.
On June 17, 2024, the Company effected the 2024 Reverse Stock Split, a 1-for-20 reverse stock split of the Company’s then issued and outstanding shares of Common Stock. The 2024 Reverse Stock Split did not affect the number of authorized shares of Common Stock for issuance.
On March 17, 2025, the Company effected the 2025 Reverse Stock Split, a 1-for-12.5 reverse stock split of the Company’s authorized shares and then issued and outstanding shares of Common Stock. As a result of the 2025 Reverse Stock Split, the authorized number of shares of Common Stock, par value 0.001 per share, was reduced to 36.0 million.
Warrants
In connection with the issuance of debt, Common Stock and preferred stock, we issued equity-classified warrants to purchase shares of our Common Stock. As of December 31, 2024 and 2023, there were approximately 1.3 million and 0.1 million warrants outstanding, respectively.
Success Fees
During the year ended December 31, 2023, we issued 0.3 million shares of Common Stock, respectively, for payment of professional service fees, valued at $0.4 million. No such issuance of shares of Common Stock for the settlement of fees occurred in 2024.
14.    RELATED PARTIES

The Company has evaluated its transactions for related party involvement in accordance with applicable accounting standards and SEC regulations. For the year ended December 31, 2024, management has determined that there are no material related party transactions to report.

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

Legal Proceedings

CSI Litigation

On April 19, 2024, Coulomb Solutions Inc. (“CSI”), a supplier to the Company of certain of the batteries used in its vehicles, filed a complaint against the Company in United States District Court for the Eastern District of Michigan (Case No. 2:24-cv-11048). In its complaint, CSI asserts two claims – a breach of contract claim and an alternative unjust enrichment claim – that are both based upon Workhorse’s alleged failure to pay amounts due under several invoices. CSI seeks to recover damages in excess of $4 million, including alleged past due amounts, interest, and collection costs. Workhorse filed its answer to the complaint on June 4, 2024. Discovery has closed. On November 27, 2024, CSI filed a motion for summary judgment. The parties fully briefed CSI’s motion by the end of December 2024. The parties are now awaiting a decision from the court on CSI’s motion, and with the motion pending, the Court recently vacated the previous pretrial and trial dates, leaving no set trial date at this time. As of December 31, 2024, the Company has accrued $1.0 million in connection with this dispute along with the outstanding trade amounts.

Securities Litigation and Shareholder Derivative Litigation

On July 24, 2023, the U.S. District Court for the Central District of California entered an order granting final approval of the Stipulation of Settlement entered into by the parties to the Securities Litigation on January 13, 2023. Pursuant to the Stipulation of Settlement, in exchange for a release of all claims and dismissal with prejudice of the Securities Class Action, the Company agreed to create a settlement fund with an escrow agent (the “Settlement Fund”), consisting of $15.0 million in cash and $20.0 million in shares of Common Stock of the Company (the “Settlement Shares”) from which class members would receive payment. During the third quarter of 2023, we issued 25.4 million shares of Common Stock, which adjusted for our 2024 Reverse Stock Split and our 2025 Reverse Stock Split would be 0.1 million shares of Common Stock, in settlement of the securities class action litigation, pursuant to the stipulation of settlement

On June 21, 2023, the State District Court of Nevada granted final approval of the settlement of the Shareholder Derivative Litigation. Under the terms of the settlement, the Company will receive $12.5 million of the $15.0 million described above from the Company’s directors and officers insurers and will, in turn, deliver the $12.5 million in connection with the settlement of the Securities Litigation. The Company has also agreed to adopt various corporate governance changes. The parties agreed to a $4.0 million fee to the derivative plaintiffs’ attorneys, $3.5 million of which is payable by the D&O insurers and $0.5 million of which was payable by the Company.

For further information regarding the Securities Litigation and the Shareholder Derivative Litigation and the settlements thereof, please see Note 15, “Commitments and Contingencies – Legal Proceedings” included in the 2023 Form 10-K.

16.    SUBSEQUENT EVENTS

During the first two months of 2025, we issued and sold to the Investor 2024 Notes in the aggregate principal amount of $38.5 million and 2024 Warrants to purchase up to 55.0 million shares of Common Stock, (4.4 million shares adjusted for the 2025 Reverse Stock Split). As described in our Current Report on Form 8-K filed with the SEC on February 12, 2025, a 2024 Note in the aggregate principal amount of $35.0 million (the “Tenth Additional 2024 Note”) is governed by a lockbox letter entered into between the Company and the Investor (the “Lockbox Letter”). Pursuant to the Lockbox Letter, the net proceeds of $30.6 million after 12.5% original issue discount and related fees and expenses, of the Tenth Additional 2024 Note were deposited into a lockbox account under the control of the collateral agent under the 2024 Securities Purchase Agreement. Funds may only be released from the lockbox account from time to time (i) in an amount corresponding to the principal amount converted, if the Investor converts any portion of the Tenth Additional 2024 Note; (ii) in the amount of $2.6 million each calendar month, if we satisfy the conditions of a Market Release Event (as defined in the Lockbox Letter), including minimum Common Stock price and trading volume conditions; or (iii) otherwise, with the consent of the Investor. On March 7, 2025, the Investor notified us that it consented to the release of $3.0 million from the lockbox account, and we received these released funds on March 11, 2025. Although we expect that we will receive remaining funds held in the lockbox account during the term of the Tenth Additional 2024 Note, it is possible that the foregoing events will not occur with respect to some or all of the remaining principal amount of the Tenth Additional 2024 Note and that, accordingly, we will not be able to draw some or all of the remaining funds in the lockbox account.
As previously disclosed, on March 15, 2025, the Company effected a 2025 Reverse Stock Split, a 1-for-12.5 reverse stock split of the Company’s authorized shares and then issued and outstanding shares of Common Stock, on March 17, 2024,. As a result of the 2025 Reverse Stock Split, the authorized number of shares of Common Stock, par value $0.001 per share, was reduced to 36.0 million.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
Change in Independent Registered Public Accounting Firm
As previously disclosed, on December 3, 2024, the Company was notified by Grant Thornton LLP (the “Former Auditor”) that it declined to stand for reappointment as the Company’s independent registered public accounting firm for the fiscal year ended December 31, 2024. The Former Auditor had served as the Company’s independent auditor since 2018.

The Former Auditor’s reports on the Company’s financial statements for the fiscal years ended December 31, 2023, and 2022 did not contain an adverse opinion or a disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope, or accounting principles, except for an explanatory paragraph in the 2023 audit report indicating substantial doubt about the Company’s ability to continue as a going concern.

During the fiscal years ended December 31, 2023, and 2022, and the subsequent interim period through December 3, 2024, there were:

•No disagreements with the Former Auditor regarding accounting principles or practices, financial statement disclosures, or auditing scope or procedures that, if unresolved, would have been referenced in its audit reports.
•No reportable events, as defined in Item 304(a)(1)(v) of Regulation S-K, except for material weaknesses identified by management in the Company’s internal control over financial reporting.

During the audit and review processes for the fiscal year ended December 31, 2023, and the fiscal quarters ended March 31, 2024, June 30, 2024, and September 30, 2024, management identified the following material weaknesses:

•Fair Value Calculation Controls – A material weakness was identified in the design of internal controls related to the review of the fair value calculation of the convertible note and warrant liability performed by a third-party valuation expert. The controls lacked the precision needed to detect inappropriate inputs that could materially impact valuation.
•Accounting Personnel and Financial Reporting Controls – During the review process for the fiscal quarter ended September 30, 2024, management identified a material weakness related to turnover in key accounting positions and the ability of newly assigned accounting personnel, with assistance from external consultants, to identify, evaluate, and address technical accounting and disclosure issues in a timely manner. The Company’s cost reduction efforts impacted its ability to attract, develop, and retain sufficient resources, resulting in a lack of personnel with the appropriate expertise, which affected internal control over financial reporting. This deficiency was determined to be related to employee turnover and insufficient internal resources in technical accounting and financial reporting during the third quarter of 2024, but did not impact prior periods.

Engagement of New Independent Auditor

On December 18, 2024, the Audit Committee of the Company’s Board of Directors appointed Berkowitz Pollack Brant Advisors CPAs, LLP (“BPB”) as the Company’s independent registered public accounting firm for the fiscal year ended December 31, 2024.

During the fiscal years ended December 31, 2023, and 2022, and through December 23, 2024, neither the Company nor any representative consulted BPB regarding:

•The application of accounting principles to any specific transaction, completed or proposed, or the type of audit opinion that might be rendered on the Company’s financial statements.
•Any matter that was the subject of a disagreement, as defined in Item 304(a)(1)(iv) of Regulation S-K.
•Any reportable event, as defined in Item 304(a)(1)(v) of Regulation S-K.

Additionally, during the Company’s fiscal years ended December 31, 2023, and the subsequent interim period through December 3, 2024, there were no disagreements with either the Former Auditor or BPB on any matter of accounting principles or practices.
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Exchange Act is recorded, processed, summarized and reported within the specified time periods and accumulated and communicated to our management, including our Chief Executive officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Annual Report was made under the supervision and with the participation of our management, including our Chief Executive officer and Chief Financial Officer.
Based upon this evaluation, our Chief Executive officer and Chief Financial Officer have concluded that, as of December 31, 2024, our disclosure controls and procedures were not effective as of such date due to material weaknesses in internal control over financial reporting, as described below.
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

Under the supervision and with the participation of management, including Workhorse’s Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of internal control over financial reporting as of December 31, 2024, based on the criteria set forth in Internal Control – Integrated Framework (2013) (the “Framework”) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

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

During the audit process related to the year ended December 31, 2023, management identified a material weakness in the design of the Company's internal controls related to our review of third-party valuation deliverables regarding our convertible debt and warrant liability. Additionally, during the third quarter of 2024, we identified a material weakness related to our failure to timely issue finalized quarterly reports for two consecutive quarters due to the turnover of key accounting positions within the Company’s finance organization and the ability of Company accounting personnel who have recently assumed new and additional responsibilities, with the assistance of external accounting consultants, to identify, evaluate and address technical accounting and disclosure issues that affect our Consolidated Financial Statements on a timely basis. As a result of the Company’s previously disclosed efforts to reduce costs and preserve liquidity, the Company was not able to attract, develop and retain sufficient resources to implement internal control responsibilities, resulting in the lack of a sufficient complement of personnel with an appropriate degree of knowledge and experience. Management has determined that these material weaknesses are related to employee turnover and insufficient internal resources in technical accounting and financial reporting impacting our internal control over financial reporting in the third quarter of 2024 and did not affect previously reported periods.

Based on the results of its evaluation and the material weaknesses described above, management concluded that the Company’s internal control over financial reporting was not effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with GAAP as of December 31, 2024.
Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Remediation of Material Weaknesses
Due to the control weaknesses outlined above, management has implemented additional measures to review the key inputs and assumptions used by third-party valuation subject matter specialists. These enhancements aim to address deficiencies in the fair value calculation of the convertible note and warrant liability.. We are also in the process of designing and implementing a robust plan intended to address the personnel-related material weakness identified in 2024. These remediation measures will be focused on ensuring that we have a sufficient number of accounting personnel and that such personnel have appropriate training and experience with our disclosure and financial reporting process.
The remediation plans are actively underway, and management will continue to assess its effectiveness. Until the identified material weaknesses are fully remediated and operating effectively for a sustained period, management will continue to assess and enhance internal controls. We are committed to ensuring that these deficiencies are fully addressed and will provide updates on our progress in future filings.
While management has taken steps to remediate these control weaknesses, the material weaknesses may still be unresolved. Consequently, our internal control over financial reporting was not effective as of December 31, 2024.

Unless and until these material weaknesses are remediated, or if new material weaknesses arise in the future, material misstatements could occur and go undetected in our interim or annual Consolidated Financial Statements, and we may be required to restate our financial statements. In addition, we may experience delays in satisfying our reporting obligations or to comply with Securities and Exchange Commission rules and regulations, which could result in, among other things, regulatory or enforcement actions, securities litigation, limitations on our ability to access capital markets, debt rating agency downgrades or rating withdrawals, or loss in confidence of our investors, any one of which could adversely affect the valuation of our Common Stock and our business prospects. We can give no assurance that the measures we have taken and plan to take in the future will remediate the material weaknesses identified or that any additional material weaknesses will not arise in the future due to a failure to implement and maintain adequate internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
During the fiscal quarter ended December 31, 2024, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.
37

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this Item 10 of Form 10-K will be included in our 2025 Proxy Statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for our 2025 Annual Meeting of Stockholders and is incorporated herein by reference. The 2025 Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.
ITEM 11. EXECUTIVE COMPENSATION
The information required by this Item 11 of Form 10-K will be included in our 2025 Proxy Statement and is incorporated herein by reference.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this Item 12 of Form 10-K will be included in our 2025 Proxy Statement and is incorporated herein by reference.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
The information required by this Item 13 of Form 10-K will be included in our 2025 Proxy Statement and is incorporated herein by reference.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this Item 14 of Form 10-K will be included in our 2025 Proxy Statement and is incorporated herein by reference.

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
3.The exhibits listed in the following Index to Exhibits are filed or incorporated by reference as part of this report.

Exhibit No.	Description	Form Incorporated From	Report Date
3.1	Certificate of Designation for Series A Preferred Stock	8-K	1/4/2010
3.2	Certificate of Change	8-K	5/25/2010
3.3	Certificate of Correction	8-K	5/25/2010
3.4	Articles of Merger	8-K	5/25/2010
3.5	Certificate of Correction (Articles of Merger)	8-K	5/25/2010
3.6	Certificate of Amendment to the Certificate of Incorporation	8-K	9/10/2010
3.7	Certificate of Incorporation	SB-2	2/4/2008
3.8	Articles of Merger between AMP Holding Inc. and Workhorse Group Inc.	8-K	4/16/2015
3.9	Certificate of Change filed December 9, 2015	8-K	12/10/2015
3.10	Certificate of Amendment to the Certificate of Incorporation dated August 8, 2017	10-Q	8/9/2017
3.11	Certificate of Amendment to the Certificate of Incorporation dated May 3, 2019	10-Q	5/7/2019
3.12	Certificate of Designation of Series B Preferred Stock	8-K	6/6/2019
3.13	First Amended and Restated Bylaws of Workhorse Group Inc.	8-K	4/4/2022
3.14	Certificate of Amendment to the Company’s Articles of Incorporation	8-K	9/6/2023
3.15	Second Amended and Restated Bylaws	8-K	7/12/2023
4.1	Description of Securities Registered under Section 12 of the Securities Exchange Act of 1934	†
4.2	Indenture, dated December 27, 2023, by and between Workhorse Group Inc. and U.S. Bank, National Association	8-K	12/28/2023
4.3	Supplemental Indenture, dated December 27, 2023, by and between Workhorse Group Inc. and U.S. Bank, National Association	8-K	12/28/2023
4.4	Form of Second Supplemental Indenture	8-K	3/15/2024
4.5	Form of Third Supplemental Indenture	8-K	5/10/2024
4.6	Form of Fourth Supplemental Indenture	8-K	5/29/2024
4.7	Form of Fifth Supplemental Indenture	8-K	7/18/2024
4.8	Form of Sixth Supplemental Indenture	8-K	8/23/2024
4.9	Form of Seventh Supplemental Indenture	8-K	9/30/2024
4.10	Eighth Supplemental Indenture	8-K	10/16/2024
4.11	Ninth Supplemental Indenture	8-K	11/27/2024
4.12	Tenth Supplemental Indenture	8-K	12/16/2024
4.13	Eleventh Supplemental Indenture	8-K	1/27/2025
10.1	Director Agreement by and between Workhorse Group Inc. and Raymond Chess dated October 24, 2013	8-K	10/30/2013
10.2	Form of Indemnification Agreement	10-K	3/1/2021
+ 10.3	Employment Agreement between Workhorse Group Inc. and Ryan Gaul dated April 22, 2021	8-K	4/26/2021

+ 10.4	Employment Agreement between Workhorse Group Inc. and Richard Dauch dated July 26, 2021	8-K	7/26/2021
+ 10.5	Employment Agreement between Workhorse Group Inc. and James D. Harrington, dated August 16, 2021	10-K	3/1/2022
+ 10.6	Employment Agreement between Workhorse Group Inc. and Joshua Anderson, dated September 21, 2021	10-K	3/1/2022
+ 10.7	Employment Agreement between Robert Ginnan and Workhorse Group Inc. dated January 4, 2022	8-K	1/4/2022
10.8	Vehicle Supply and Purchase Agreement, dated February 28, 2022, between the Company and GreenPower Motor Company, Inc.	8-K	2/28/2022
10.9	At-the-Market-Sales Agreement, dated March 10, 2022, between the Company and BTIG, LLC.	8-K	3/10/2022
+ 10.10	2017 Incentive Stock Plan	10-Q	8/9/2022
+ 10.11	2019 Incentive Stock Plan	10-K	3/13/2020
+ 10.12	Form of Non-Statutory Option Award Agreement between Workhorse Group Inc. and Richard Dauch	10-Q	11/9/2021
+ 10.13	Form of Executive Restricted Stock Award Agreement under 2019 Incentive Stock Plan	10-K	3/1/2022
+ 10.14	Form of Performance Share Unit Award Agreement under 2019 Incentive Stock Plan	10-K	3/1/2022
+ 10.15	Form of Executive Restricted Stock Award Agreement under 2017 Incentive Stock Plan and 2023 Long-Term Incentive Plan	10-K	3/1/2022
+ 10.16	Form of Performance Share Unit Award Agreement under 2017 Incentive Stock Plan and 2023 Long-Term Incentive Plan	10-K	3/1/2022
+ 10.17	Form of Director Restricted Stock Award Agreement under 2017 Incentive Stock Plan	10-K	3/1/2022
+ 10.18	Short-Term Incentive Plan	10-K	3/1/2022
+ 10.19
Workhorse Group Inc. 2023 Long-Term Incentive Plan, as amended and restated, effective as of May 2, 2023 (incorporated by reference to Appendix A to the registrant’s definitive additional materials as filed with the Securities and Exchange Commission on April 24, 2023).
		10-Q	5/15/2023
10.20	Floorplan and Security Agreement, dated as of August 10, 2023, by and between Workhorse Technologies Inc. and Mitsubishi HC Capital America, Inc.	10-Q	8/14/2023
10.21	Form of Securities Purchase Agreement, dated December 12, 2023, by and between Workhorse Group Inc. and the purchaser thereto	8-K	12/12/2023
10.22	Form of Note, dated December 12, 2023, by and between Workhorse Group Inc. and the holder thereto	8-K	12/12/2023
10.23	Form of Warrant dated December 12, 2023, by and between Workhorse Group Inc. and the holder thereto	8-K	12/12/2023
10.24	Purchase Agreement, dated December 12, 2023, by and between Workhorse Group Inc. and the purchaser thereto	8-K	12/12/2023
10.25	Form of Registration Rights Agreement, dated December 12, 2023, by and between Workhorse Group Inc. and the purchaser thereto	8-K	12/12/2023
10.26	Form of Security Agreement, dated December 27, 2023, by and between Workhorse Group Inc. and the investor party thereto	8-K	12/28/2023
10.27	Form of Guaranty, Dated December 27, 2023, by and among the investor and the guarantors party thereto	8-K	12/28/2023
+ 10.28	First Amendment to Employment Agreement, dated November 13, 2023, by and between Workhorse Group Inc. and Rick Dauch	8-K	11/14/2023
+ 10.29	Form of Executive Restricted Stock Unit Award Agreement under 2023 Long-Term Incentive Plan	10-K	3/12/2024
+ 10.30	Form of Director Restricted Stock Unit Award Agreement under 2023 Long-Term Incentive Plan	10-K	3/12/2024
+ 10.31	Amendment to Employment Agreement and Salary Deferral Agreement, dated as of March 11, 2024, by and between the Company and Richard Dauch.	10-Q	5/20/2024

+ 10.32	Amendment to Employment Agreement and Salary Deferral Agreement, dated as of March 11, 2024, by and between the Company and Robert Ginnan.	10-Q	5/20/2024
+ 10.33	Amendment to Employment Agreement and Salary Deferral Agreement, dated as of March 11, 2024, by and between the Company and James Harrington.	10-Q	5/20/2024
10.34	Purchase and Sale Agreement, dated as of January 31, 2024, between the Company and William Repny LLC	8-K	2/1/2024
10.35	First Amendment to Green Senior Secured Convertible Note, dated February 29, 2024	8-K	3/1/2024
10.36	Form of Securities Purchase Agreement, dated as of March 15, 2024	8-K	3/15/2024
10.37	Material Modification to Rights of Security Holders.	8-K	3/12/2025
16.1	Changes in Registrant’s Certifying Accountant	8-K	12/3/2024
16.2	Changes in Registrant’s Certifying Accountant.	8-K	12/18/2024
19.1	Insider Trading Policy	†
21.1	List of Subsidiaries	†
23.1	Consent of Berkowitz Pollack Brant Advisors + CPAs	†
23.2	Consent of Grant Thornton LLP	†
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	†
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	†
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	†
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	†
97.1	Clawback Policy, effective October 2, 2023	†
101.INS	Inline XBRL INSTANCE DOCUMENT
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Inline XBRL Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
† Exhibits that are filed with this report.
+ Indicates a management contract or compensatory arrangement.
ITEM 16. FORM 10-K SUMMARY
None.

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

WORKHORSE GROUP INC.

Dated:	March 31, 2025	By:	/s/ Richard Dauch
		Name:	Richard Dauch
		Title:	Chief Executive Officer, President and Director (Principal Executive Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on March 31, 2025, on behalf of the registrant and in the capacities indicated.

Signature	Title

/s/ Richard Dauch	Chief Executive Officer, President and Director (Principal Executive Officer)
Richard Dauch

/s/ Robert M. Ginnan	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)
Robert M. Ginnan

/s/ Raymond Chess	Director
Raymond Chess

/s/ Jacqueline Dedo	Director
Jacqueline Dedo

/s/ William G. Quigley III	Director
William G. Quigley III

/s/ Austin Scott Miller	Director
Austin Scott Miller

/s/ Pamela S. Mader	Director
Pamela S. Mader

/s/ Dr. Jean Botti	Director
Jean Botti