Form 10-K/A
period 2024-12-31
Workhorse Group Inc.
filed 2025-04-30
CIK 1425287

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☐  No ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No  ☒

As of June 30, 2024, the last business day of the Registrant’s most recently completed second fiscal quarter, the market value of our common stock held by non-affiliates was $32,087,790.

The number of shares of the Registrant’s common stock, $0.001 par value per share, outstanding as of March 21, 2025 was 5,125,592.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

Workhorse Group Inc. (the “Company,” “we,” “our” or “us”) filed its Annual Report on Form 10-K for the year ended December 31, 2024 (the “Original 10-K Filing”) with the Securities and Exchange Commission (the “Commission”) on March 31, 2025. Pursuant to General Instruction G(3) to Form 10-K, the Company incorporated by reference the information required by Part III of Form 10-K from its Definitive Proxy Statement for the 2025 Annual Meeting of Stockholders (the “2025 Proxy Statement”) that it expected to file with the Commission no later than 120 days after the end of the fiscal year covered by the Original 10-K Filing. Because the Company now expects to file its 2025 Definitive Proxy Statement later than the 120th day after the end of the fiscal year ended December 31, 2024, the Company is filing this Amendment No. 1 to the Original 10-K Filing (this “Form 10-K/A”) to ensure that the Part III information is appropriately included in its Form 10-K.

Except for the addition of the Part III Information and the filing of an updated exhibit table, including new certifications by our principal executive officer and principal financial officer, this Form 10-K/A does not amend or otherwise update any other information in the Original 10-K Filing, and the Original 10-K Filing, as amended by this Form 10-K/A, continues to speak as of the date of the Original 10-K Filing. Accordingly, this Form 10-K/A should be read in conjunction with the Original 10-K Filing and with our filings with the Commission subsequent to the Original 10-K Filing.

i

Forward-Looking Statements

The discussions in this Annual Report on Form 10-K, as amended (this “Report”), contain forward-looking statements reflecting our current expectations that involve risks and uncertainties. These statements are made under the “safe harbor” provisions of the U.S. Private Securities Litigation Reform Act of 1995. When used in this Report, the words “anticipate,” “expect,” “plan,” “believe,” “seek,” “estimate” and similar expressions are intended to identify forward-looking statements. These are statements that relate to future periods and include, but are not limited to, statements about the features, benefits and performance of our products, our ability to introduce new product offerings and increase revenue from existing products, expected expenses including those related to selling and marketing, product development and general and administrative, our beliefs regarding the health and growth of the market for our products, anticipated increase in our customer base, expansion of our products functionalities, expected revenue levels and sources of revenue, expected impact, if any, of legal proceedings, the adequacy of our liquidity and capital resources, including our ability to receive sufficient funding from our existing financing arrangements or from future financings and the expected terms of such financing, and expected growth in business. Forward-looking statements are statements that are not historical facts. Such forward-looking statements are subject to risks and uncertainties, which could cause actual results to differ materially from the forward-looking statements contained in this Report.

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

All references in this Report that refer to the “Company”, “Workhorse Group”, “Workhorse”, “we,” “us” or “our” are to Workhorse Group Inc.

ii

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Board of Directors

Listed below are the directors serving on our Board with information showing the principal occupation or employment of each director, the principal business of the corporation or other organization in which such occupation or employment is carried on, and each director’s business experience during the past five years. Such information has been furnished to the Company by the directors.

NAME	AGE	POSITION
Raymond J. Chess	67	Director, Chairman
Richard F. Dauch	64	Director, Chief Executive Officer
Jacqueline A. Dedo	64	Director
Pamela S. Mader	61	Director
William G. Quigley, III	64	Director
Austin Scott Miller	63	Director
Dr. Jean Botti	68	Director

CURRENT DIRECTORS

Raymond J. Chess

Chairman of the Board of Directors

Mr. Chess has more than 40 years of experience in the automotive industry. Mr. Chess joined General Motors in 1980, and during his 37 years with General Motors, he held ever increasing roles and responsibilities in both manufacturing and product development. While in manufacturing, Mr. Chess held key positions in both plant floor operations and manufacturing engineering such as Chief Manufacturing Engineer and Executive Director of Stamping and Assembly. While in product development, Mr. Chess was a Vehicle Line Executive, where he led global cross functional responsibilities for GM’s commercial truck line from 2001 to 2009 and GM’s cross over segment from 2009 through 2012. Upon retirement from General Motors, he formed his own engineering consulting company. Mr. Chess serves on the Board of Directors of Rush Enterprises, Inc. (NASDAQ: RUSHA). Mr. Chess holds a Bachelor of Science degree in Mechanical Engineering from Kettering University and a Master of Business Administration degree from Indiana University. He started working with Workhorse in 2013 on our advisory board, was then elected to our Board of Directors and subsequently became our Chairman.

Mr. Chess’s extensive industry knowledge and executive experience in the automotive industry, together with his experience on other public company boards, position him well to serve as our Chairman and a member of our committees.

Richard F. Dauch

Chief Executive Officer and Director

Mr. Dauch has more than 30 years of experience in the automotive and manufacturing industries. Mr. Dauch served as the Chief Executive Officer of Delphi Technologies (NYSE: DLPH) from January 2020 to October 2021. Previously, Mr. Dauch served as the President and CEO of Accuride Corporation from 2011 to 2019 and of Acument Global Technologies from 2008 to 2011. He also served in various executive roles at American Axle & Manufacturing from 1995 to 2008 and United Technologies from 1992 to 1995. Mr. Dauch was an officer in the United States Army from 1983 to 1990. Mr. Dauch attended the United States Military Academy at West Point, where he graduated with a Bachelor of Science degree in engineering, and the Massachusetts Institute of Technology, where he graduated with a dual Master of Science degree in Engineering and Management.

Mr. Dauch’s extensive knowledge of the automotive industry gained through more than a decade as a CEO of both public and private companies, together with his proven talents and leadership, positions him well to serve as our Chief Executive Officer and as a member of our Board.

Jacqueline A. Dedo

Director

Ms. Dedo has over 30 years of global automotive, off highway, industrial and aftermarket experience. She has held various leadership positions at Piston Group, Dana Holding Corp., The Timken Co., Motorola and Robert Bosch Corporation, among others, and has a proven background in managing full P&L responsibilities for major business units and entire companies responsible for up to $2 billion in revenue. In 2015, Ms. Dedo co-founded Aware Mobility LLC, which is focused on the development, investing, partnering and application of both electrified propulsion and connectivity tools, platforms and applications. Prior to May 2015, Ms. Dedo served as President of Piston Group and held various positions with Dana Holding Corp, The Timken Company, Motorola, Covisint LLC, Robert Bosch Corporation and Cadillac Motor Car Company. Ms. Dedo received a Bachelor of Science degree in Electrical Engineering from Kettering University. Ms. Dedo serves on the Board of Directors of Li-Cycle Holding Corp. (NYSE: LICY), Carbon Revolution Plc. (NASDAQ: CREV) and Ballard Power Systems Inc. (NASDAQ: BLDP; TSX: BLDP). She also holds a number of other non-public board positions including Cadillac Products Automotive, Kettering University and Michigan Science Center. Ms. Dedo holds 20 patents.

Ms. Dedo’s extensive and varied executive experience at several significant companies, together with her proven leadership skills, qualifies her well to serve as a member of our Board and our committees.

Pamela S. Mader

Director

Ms. Mader brings over three decades of automotive, manufacturing, and consultancy experience, with an accomplished track record in leading Fortune 100 manufacturing organizations and driving growth in entrepreneurial companies. Prior to 2020, Ms. Mader served as Vice President of Consulting at Belcan Consulting, Engineering, and Technical Services, LLC. From 2012 through 2018, Ms. Mader held various executive positions leading manufacturing advisory services with Allegiant International, LLC. As Vice President of Internal Operations, she led purchasing and supplier management, sales and marketing, HR and talent acquisition, and customer relations. Ms. Mader drove significant growth in supply chain advisory services in the US market, while also expanding the business into Mexico and Europe. From 1986 through 2010, Ms. Mader held positions of increasing responsibility within General Motors including Plant Manager of several General Motor’s assembly, stamping, and powertrain operations. Ms. Mader led plants with more than 4,500 employees, producing award winning, segment leading vehicles. She was recognized in Automotive News’ 100 Leading Women and is a Distinguished Alumnus of Purdue University. Ms. Mader received a Bachelor of Science degree in Organizational Leadership from Purdue University and serves as a Board Member for Purdue University, College of Polytechnic.

Ms. Mader’s extensive automotive industry and manufacturing experience, together with her experience with emerging growth companies, positions her well to serve as a member of our Board and our committees.

William G. Quigley, III

Director

Mr. Quigley has over three decades of financial and operating experience in the automotive and manufacturing industries as well as prior board-level tenure. Mr. Quigley serves as a member of the Board of Directors and chair of the Audit Committee at Cadre Holdings, Inc. (NYSE: CDRE), and he also served as a member of the Board of Directors of ElectraMeccanica Vehicles Corp. (NASDAQ: SOLO) from April 2022 until December 2023. Mr. Quigley previously had been Senior Vice President and Chief Financial Officer of Nexteer Automotive Group Limited, a tier one automotive supplier, and he held positions as Executive Vice President and Chief Financial Officer at Dana Holding Corporation and Visteon Corporation. Mr. Quigley holds a Bachelor of Arts degree in Accounting from Michigan State University and is a Certified Public Accountant in the state of Michigan.

Mr. Quigley’s substantial financial and operating experience in the automotive and manufacturing industries positions him well to serve as a member of our Board and our committees.

Austin Scott Miller

Director

Mr. Miller is a retired Four-Star General in the United States Army. He supported, led and shaped the most challenging national security issues at the highest levels of the U.S. government. He was a former Delta Force commander, who served as the final commander of NATO’s Resolute Support Mission and as commander of the United States Forces in Afghanistan from September 2018 through July 2021. Previously, he served as commander of the Joint Special Operations Command. Mr. Miller is the recipient of the Defense Distinguished Service Medal, the Army Distinguished Service Medal, the Defense Superior Service Medal and the Legion of Merit. Following his retirement from the Army, he has served on the board of advisors of Striveworks, a data analytics software company headquartered in Austin, Texas. He also serves as the Executive Chairman for Prairie Fire Nevada, an outdoor experience company. Mr. Miller received a Bachelor of Science degree from the United States Military Academy at West Point and a Masters in Strategic Studies from the Marine Corps Senior Service College.

Mr. Miller’s tremendous government and leadership experience, together with his experience with global logistics planning and execution, positions him well to serve as a member of our Board and our committees.

Dr. Jean Botti

Director

Dr. Botti brings more than three decades of global aviation and automotive leadership experience with expertise in electrification. He currently serves as Chief Executive Officer and Chief Technology Officer of VoltAero SA, an electric aircraft company. Dr. Botti previously served as Chief Innovation and Strategy Officer at Philips NV, Chief Technical Officer at Airbus Group for ten years and in various technology leadership roles in fuel cells, power train, propulsion, dynamics and thermal systems at Delphi Automotive. He began his career in roles at General Motors and Renault. Dr. Botti graduated from the National Institute of Applied Sciences with a degree in mechanical engineering. He also holds an MBA from Central Michigan University, a degree in Research and Development Management from the Massachusetts Institute of Technology, and a PhD from the National Conservatory of Arts & Trades. Dr. Botti holds 31 patents and four defensive publications.

Dr. Botti’s tremendous technology background and experience, as well as his experience at large global companies, positions him well to serve as a member of our Board and our committees.

Executive Officers

The executive officers are appointed annually by our Board and hold office until their successors are elected and duly qualified, unless otherwise specified in an individual’s employment agreement. There are no family relationships between any of our directors or executive officers. The current executive officers of the Company and their ages are as follows:

Name	Age	Position	Officer Since
Richard F. Dauch	64	Chief Executive Officer	Chief Executive Officer since August 2021
Robert M. Ginnan	61	Chief Financial Officer	Chief Financial Officer since January 2022
Joshua J. Anderson	49	Chief Technology Officer	Chief Technology Officer since September 2021
Ryan W. Gaul	49	President, Commercial Trucks	President, Commercial Trucks since April 2021
James D. Harrington	64	General Counsel, Chief Compliance Officer, and Secretary	General Counsel and Secretary since August 2021
Stanley R. March	65	Vice President, Corporate Development and Communications	Vice President, Corporate Development and Communications since November 2021
James C. Peters	65	Vice President, Supply Chain Management	Vice President, Supply Chain Management since September 2021

Biographical information regarding our executive officers as of April 25, 2025 is set forth below:

Richard F. Dauch

Chief Executive Officer, Director | Age: 64 | Chief Executive Officer since: 2021

Mr. Dauch has more than 30 years of experience in the automotive and manufacturing industries. Mr. Dauch served as the Chief Executive Officer of Delphi Technologies (NYSE: DLPH) from January 2020 to October 2021. Previously, Mr. Dauch served as the President and CEO of Accuride Corporation from 2011 to 2019 and of Acument Global Technologies from 2008 to 2011. He also served in various executive roles at American Axle & Manufacturing from 1995 to 2008 and United Technologies from 1992 to 1995. Mr. Dauch was an officer in the United States Army from 1983 to 1990.

Mr. Dauch attended the United States Military Academy at West Point, where he graduated with a Bachelor of Science degree in engineering, and the Massachusetts Institute of Technology, where he graduated with a dual Master of Science degree in engineering and management.

Robert M. Ginnan

Chief Financial Officer | Age: 61 | Chief Financial Officer since: 2022

Mr. Ginnan has more than 20 years of senior finance and leadership experience. Prior to joining the Company, he most recently served as the Chief Executive Officer for privately held Family RV, the fifth largest RV dealer in the United States. Prior to serving as Chief Executive Officer of Family RV, he served as Chief Financial Officer, during which time revenues grew from $80 million to $200 million. Throughout his career, Mr. Ginnan has held positions of increasing responsibility in finance, ranging from plant to corporate levels. In these various roles, he has executed multiple accounting and information technology system installations and refined capital structures for firms in multiple industries.

Mr. Ginnan received a Bachelor of Science degree in Accounting from the Ohio State University and a Master of Business Administration degree from Ashland University.

Joshua J. Anderson

Chief Technology Officer | Age: 49 | Chief Technology Officer since: 2021

Mr. Anderson has more than 20 years of experience in the EV and hybrid commercial vehicle space, with prior executive roles encompassing engineering, technology and intellectual property, business development and customer service. Prior to joining Workhorse, he most recently served in several capacities, including as Founder and President of Leiten beginning in 2019, a startup next-generation electric vehicle developer targeted at the medium duty chassis market, President of RexRover beginning in 2020, a final stage manufacturer and upfitter of work trucks and equipment, and President of DESCH Systems beginning in 2013, a design services firm focused on medium- and heavy-duty truck and bus development and electrification. Prior to these roles, Mr. Anderson served as Executive Vice President of Engineering and Director of Research and Development at DesignLine Corporation from 2009 to 2013 and served in various capacities at Transportation Techniques between 1999 and 2008, including as Chief Technology Officer and Vice President of Vehicle Development.

Mr. Anderson received his Bachelor of Science degree in Engineering from Harvey Mudd College. He is the co-inventor on twelve patents issued, including ten for electric vehicle and hybrid powertrain and controls for ground vehicles.

Ryan W. Gaul

President, Commercial Trucks | Age: 49 | President, Commercial Trucks since: 2021

Mr. Gaul has more than 20 years of automotive experience with more than 15 of those years in senior management. Before joining Workhorse, Mr. Gaul was employed by Gentherm, Inc (NASDAQ: THRM), a leading automotive technology company where he served in various roles since 2000. He brings broad functional leadership experience, having led IT, Strategy, M&A, Business Development, Marketing, Manufacturing and Supply Chain. While at Gentherm, Mr. Gaul held various senior executive leadership roles, including international assignments in Germany and China, where he led Gentherm’s lean manufacturing transformation and commercial and manufacturing expansion in Asia. As SVP of Global Manufacturing and Supply Chain, he led over 10,000 associates and 12 manufacturing sites. Mr. Gaul also brings significant commercial experience, having led Marketing, Business Development, Strategy and M&A functions at the senior executive level.

Mr. Gaul received a Bachelor of Arts degree in Philosophy from the University of Missouri, Columbia.

James D. Harrington

General Counsel, Chief Compliance Officer and Secretary | Age: 64 | General Counsel and Secretary since: 2021

Mr. Harrington has more than 35 years of experience, including nearly 15 years as a general counsel of publicly traded corporations. He most recently served as Senior Vice President, General Counsel, Secretary and Chief Compliance Officer at Delphi Technologies Inc. (NYSE: DLPH) from 2017 to 2020 and held various roles within the legal department at Tenneco Inc. (NYSE: TEN) including Senior Vice President, General Counsel, Secretary and Chief Compliance Officer from 2009 to 2017.

Mr. Harrington received a Bachelor of Business Administration degree in Accounting from the University of Notre Dame, a Master of Business Administration degree from the University of Chicago and a Juris Doctor degree from Northwestern University. He is also a Certified Public Accountant.

Stanley R. March

Vice President, Corporate Development and Communications | Age: 65 | Vice President, Corporate Development and Communications since: 2021

Mr. March is a senior level executive with extensive experience in M&A activities, public affairs, investor relations and corporate communications. He leads strategic initiatives, mergers and acquisitions activities, public affairs, investor relations and corporate communications. Prior to joining the Company, he founded the March Group and served as Senior Vice President of Landis + Gyr (SWSIX: LAND), Group Vice President, Investor Relations, of STMircoelectronics (NYSE: STM), and in various management roles at Tenneco Inc. (NYSE: TEN).

Mr. March received a Bachelor of Science degree in General Engineering from the United States Military Academy at West Point and a Master of Science degree in Chemical Engineering from Vanderbilt University.

James C. Peters

Vice President, Supply Chain Management | Age: 65 | Vice President, Supply Chain Management since: 2021

Mr. Peters is a proven supply chain executive with extensive experience at both the automotive OEM and Tier 1 levels. Prior to joining Workhorse, he was Executive Director Global Purchasing and Supplier Quality at American Axle and Manufacturing. He began his career at the former Chrysler Corporation where he spent 17 years holding a series of increasingly responsible positions in the areas of vehicle manufacturing, quality systems, purchasing and supplier quality operations.

Mr. Peters received a Bachelor of Arts degree in Business Administration from Michigan State University.

Delinquent Section 16(a) Reports

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers and directors and persons who own more than 10% of any class of our equity securities to file forms with the SEC reporting their ownership and any changes in their ownership of those securities. These persons also must provide us with copies of these forms when filed. Based on a review of copies of those forms, our records, and written representations from our directors and executive officers that no other reports were required, the following filing was not reported timely due to administrative delays: the withholding of shares to satisfy tax obligations of Richard Dauch on April 30, 2024 that was not reported until May 3, 2024. Other than that instance, we believe that all Section 16(a) filing requirements were complied with during 2024.

Code of Ethics

We have adopted a Code of Ethics that applies to all directors, officers and employees, including our principal executive officer, principal financial officer, and principal accounting officer, and covers a broad range of topics, including data security, compliance with laws, restrictions on gifts, and conflicts of interest. All salaried employees are required to affirm from time to time in writing their acceptance of, and compliance with, the Code of Ethics. The Code of Ethics is posted on our website at http://www.ir.workhorse.com.

Board Governance

Information about the Board of Directors

The Board oversees our business and affairs and monitors the performance of management. Currently, six of our seven directors are independent. Except as set forth in this Form 10-K/A, none of our directors held directorships in other reporting companies or registered investment companies at any time during the past five years. Our Board currently consists of the following seven persons.

NAME	AGE	Position	Director Since
Raymond J. Chess(2)(3)	68	Director, Chairman	2014
Richard F. Dauch	64	Director and Chief Executive Officer	2021
Jacqueline A. Dedo(1)(2*)	64	Director	2020
Pamela S. Mader(2)(3*)	61	Director	2020
William G. Quigley III(1*)(2)	64	Director	2022
Austin Scott Miller(3)	63	Director	2022
Dr. Jean Botti(1)	68	Director	2023

1.	Audit Committee
2.	Nominating and Corporate Governance Committee
3.	Human Resource Management and Compensation Committee
*	Committee Chair

DIRECTOR INDEPENDENCE

The Board has determined that Raymond J. Chess, Pamela S. Mader, Jacqueline A. Dedo, William G. Quigley III, Austin Scott Miller, and Dr. Jean Botti each qualifies as an independent director under the Nasdaq listing standards.

Board meetings during the 2024 fiscal year

During 2024, the Board held 26 meetings. Each director attended at least 75% of the meetings of the Board and committees on which such director served in 2024. The Board also approved certain actions by unanimous written consent. Directors are not required to attend the Annual Meeting, but all directors attended the 2024 Annual Meeting.

Committees established by the Board

The Board has standing Audit, Human Resource Management and Compensation, and Nominating and Corporate Governance Committees. Information concerning the function of each Board committee follows.

Audit Committee

The Board has established an Audit Committee in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), consisting of William G. Quigley III (Chair), Jacqueline A. Dedo and Dr. Jean Botti. Our Board has determined that the members are all “independent directors” as defined by the rules of the Nasdaq Capital Market (“Nasdaq”) applicable to members of an audit committee and Rule 10A-3(b)(i) under the Exchange Act. In addition, Mr. Quigley is an “audit committee financial expert” as defined in Item 407(d)(5) of Regulation S-K and demonstrates “financial sophistication” as defined by the rules of Nasdaq. The Audit Committee assists the Board in monitoring (1) the integrity of our financial statements, (2) our compliance with legal and regulatory requirements, and (3) the independence and performance of our internal and external auditors. The Audit Committee’s principal functions include:

●	reviewing our annual audited consolidated financial statements with management and our independent auditors, including major issues regarding accounting and auditing principles and practices and financial reporting that could significantly affect our consolidated financial statements;

●	appointing, evaluating, retaining and, when necessary, terminating the engagement of our independent auditors;

●	approving the fees to be paid to our independent auditors for audit services and approving the retention of our independent auditors for non-audit services and all fees for such services;

●	reviewing periodic reports from our independent auditors regarding our independent auditors’ independence, including discussion of such reports with the independent auditors;

●	reviewing the adequacy of our overall control environment, including internal financial controls and disclosure controls and procedures;

●	reviewing with our management and legal counsel legal matters that may have a material impact on our consolidated financial statements or our compliance policies and any material reports or inquiries received from regulators or governmental agencies;

●	reviewing proposed related party transactions;

●	overseeing our internal audit function;

●	overseeing our risk management policies and risk management framework, including our enterprise risk management program;

●	overseeing our cybersecurity, data and privacy risks and the Company’s cybersecurity risk management program; and

●	reviewing the overall adequacy and effectiveness of our regulatory and ethics and compliance programs.

During 2024, the Audit Committee met 13 times. A copy of the Audit Committee’s charter is posted on the Company’s website at www.workhorse.com in the “Investors” section of the website.

human resource MANAGEMENT AND COMPENSATION COMMITTEE

Our Human Resource Management and Compensation Committee consists of Pamela S. Mader (Chair), Raymond Chess, and Austin Scott Miller. Our Board has determined that each of the members is an “independent director” as defined by the Nasdaq rules applicable to members of a compensation committee. The Human Resource Management and Compensation Committee is responsible for recommending to our Board the compensation of our senior management, including salaries, bonuses, termination arrangements, and other executive officer benefits as well as director compensation. The Human Resource Management and Compensation Committee also administers our equity incentive plans. The Human Resource Management and Compensation Committee works with our Chairman and Chief Executive Officer and reviews and recommends to the Board compensation decisions regarding senior management including compensation levels and equity incentive awards. The Human Resource Management and Compensation Committee also approves employment and compensation agreements with our key personnel and directors. The Human Resource Management and Compensation Committee has the power and authority to conduct or authorize studies, retain independent consultants, accountants or others, and obtain unrestricted access to management, our internal auditors, human resources and accounting employees and all information relevant to its responsibilities. The Human Resource Management and Compensation Committee is responsible for developing our executive compensation philosophy and reviewing and recommending to the Board for approval all compensation policies and compensation programs for the executive team.

The responsibilities of the Human Resource Management and Compensation Committee, as stated in its charter, include the following:

●	overseeing our ESG program relating to human resources matters;

●	reviewing and approving the Company’s compensation guidelines and structure;

●	reviewing and recommending to the Board on an annual basis the corporate goals and objectives with respect to compensation for the Chief Executive Officer;

●	overseeing an annual review by the Board on succession planning for our executive officers other than our CEO;

●	reviewing on an annual basis the potential risk to us from our compensation programs and policies, including any incentive plans, and whether such programs and policies incentivize unnecessary and excessive risk taking; and

●	periodically reviewing and making recommendations to the Board regarding the compensation of non-employee directors.

During 2024, the Human Resource Management and Compensation Committee met four times. The Human Resource Management and Compensation Committee is governed by a written charter approved by the Board. A copy of the charter is posted on the Company’s website at www.workhorse.com in the “Investors” section of the website.

Nominating and Corporate Governance Committee

Our Nominating and Corporate Governance Committee consists of Jacqueline A. Dedo (Chair), Raymond J. Chess, Pamela S. Mader and William G. Quigley III. Our Board has determined that each of the members of the Nominating and Corporate Governance Committee is an “independent director” as defined by the rules of Nasdaq. The Nominating and Corporate Governance Committee is generally responsible for recommending to the Board policies, procedures, and practices designed to help ensure that our corporate governance policies, procedures, and practices continue to assist the Board and our management in effectively and efficiently promoting the best interests of our stockholders. The Nominating and Corporate Governance Committee is also responsible for selecting and recommending for approval by our Board a slate of director nominees for election at each of our annual meetings of stockholders; recommending to the Board the composition and chairs of our Board committees; and recommending to the Board director nominees to fill vacancies or new positions on the Board or its committees that may occur or be created from time to time, all in accordance with our bylaws and applicable law. The Nominating and Corporate Governance Committee’s principal functions include:

●	developing and maintaining our Corporate Governance Guidelines;

●	evaluating the performance of the Board and its committees;

●	overseeing an annual review by the Board on succession planning for our CEO and members of the Board;

●	overseeing our ESG program, except relating to human resources policies and procedures;

●	periodically reviewing and evaluating our policies on insider trading and internal controls related thereto; and

●	selecting and recommending a slate of director nominees for election at each of our annual meetings of the stockholders and recommending to the Board director nominees to fill vacancies or new positions on the Board or its committees that may occur from time to time.

During 2024, the Nominating and Corporate Governance Committee met five times. The Nominating and Corporate Governance Committee is governed by a written charter approved by our Board. A copy of the Nominating and Corporate Governance Committee’s charter is posted on the Company’s website at www.workhorse.com in the “Investors” section of the website.

In identifying potential independent candidates for the Board with significant senior-level professional experience, the Nominating and Corporate Governance Committee solicits candidates from the Board, senior management and others and may engage a search firm in the process. The Nominating and Corporate Governance Committee reviews and narrows the list of candidates and interviews potential nominees. The final candidate is also introduced and interviewed by the Board and the Chairman. In general, in considering whether to recommend a particular candidate for inclusion in our Board slate of recommended director nominees, the Nominating and Corporate Governance Committee will apply the criteria set forth in our Corporate Governance Guidelines. Further, specific consideration is given to, among other things, diversity of background and experience that a candidate would bring to our Board. The Nominating and Corporate Governance Committee does not assign specific weights to particular criteria and no particular criterion is a prerequisite for each prospective nominee. We believe that the backgrounds and qualifications of our directors, considered as a group, should provide a composite mix of experience, knowledge and abilities that will allow our Board to fulfill its responsibilities. Stockholders may recommend individuals to the Nominating and Corporate Governance Committee for consideration as potential director candidates by submitting their names, together with appropriate biographical information and background materials to our Nominating and Corporate Governance Committee. Assuming that appropriate biographical and background material has been provided on a timely basis, the Nominating and Corporate Governance Committee will evaluate stockholder recommended candidates by following substantially the same process and applying substantially the same criteria, as it follows for candidates submitted by others.

Nomination of Directors

As provided in its charter and as described above, the Nominating and Corporate Governance Committee is responsible for identifying individuals qualified to become directors. In evaluating potential candidates for director, the Nominating and Corporate Governance Committee considers the entirety of each candidate’s credentials.

Qualifications for consideration as a director nominee may vary according to the particular areas of expertise being sought as a complement to the existing composition of the Board. However, at a minimum, candidates for director must possess:

●	high personal and professional ethics and integrity;

●	the ability to exercise sound judgment;

●	the ability to make independent analytical inquiries;

●	a willingness and ability to devote adequate time and resources to diligently perform Board and committee duties; and

●	the appropriate and relevant business experience and acumen.

The Nominating and Corporate Governance Committee will consider nominees recommended by stockholders if such recommendations are made in writing to the committee. The Nominating and Corporate Governance Committee does not plan to change the manner in which the committee evaluates nominees for election as a director based on whether the nominee has been recommended by a stockholder or otherwise.

The Nominating and Corporate Governance Committee does not have a formal policy relating to diversity among directors. In considering new nominees and whether to re-nominate existing members of the Board, the committee seeks to achieve a Board with strengths in its collective knowledge and a broad diversity of perspectives, skills and business and professional experience. Among other items, the committee looks for a range of experience in strategic planning, sales, operations, finance, executive leadership, industry and similar attributes.

At least a majority of the directors on the Board must be “independent directors” as defined by Nasdaq rules. Under our Corporate Governance Guidelines, at least three-quarters (75%) of our directors must meet Nasdaq’s independence standards as well as the SEC’s enhanced independence standards for audit committee members.

Board Leadership Structure and Role in Risk Oversight

The Company has separated the positions of Chairman and Chief Executive Officer. Given the demanding nature of these positions, the Board believes it is appropriate to separate the positions of Chairman and Chief Executive Officer. Our Chairman presides over all meetings of the Board, including executive sessions. He briefs the Chief Executive Officer on issues arising in executive sessions when appropriate and communicates frequently with him on matters of importance. He has responsibility for shaping the Board’s agenda and consults with all directors to ensure the Board agendas and Board materials provide the Board with the information needed to fulfill its responsibilities. From time to time, he may also represent the Company in interactions with external stakeholders and other parties at the discretion of the Board.

The Board has determined that each of our current directors, except for Mr. Dauch, is an “independent director” as that term is defined in the Nasdaq listing standards. The Board has also determined that each member of the Audit Committee, Human Resource Management and Compensation Committee and Nominating and Corporate Governance Committee meets the independence standards applicable to those committees prescribed by Nasdaq and the SEC. In making these determinations, the Board considered all relationships between the Company and the directors. The Board determined each such relationship, and the aggregate of such relationships, to be immaterial to the applicable director’s ability to exercise independent judgment.

Our Board has overall responsibility for risk oversight, including cybersecurity risks. The oversight is conducted primarily through committees of the Board, as disclosed in each of the descriptions of each of the committees above and in the charters of each of the committees, but the full Board has retained responsibility for general oversight of risks as well as the Company’s overall strategy.

Board Oversight of Cybersecurity

Cybersecurity risk management is a critical component of our overall enterprise risk management program. We utilize an internal cross-departmental approach to addressing cybersecurity risk, including input from employees, Senior Management, and our Board. A cross functional Senior Management Cybersecurity Steering Committee devotes resources to cybersecurity and risk management to adapt to the changing cybersecurity landscape and respond to emerging threats in a timely and effective manner. Our Board delegates to the Audit Committee the responsibility to review with management our cybersecurity, data and privacy related risks, and the steps management has taken to mitigate such exposures, including the structure, design, adoption and implementation of risk management policies and internal control systems. The Audit Committee also reviews with management other information technology risks and management’s operation of our cybersecurity risk management program.

The Audit Committee and the Board actively participate in discussions with management and among themselves regarding cybersecurity risks. The Audit Committee’s semi-annual cybersecurity review also includes a review of recent enhancements to the Company’s defenses and management’s progress on its cybersecurity strategic roadmap. In addition, the Cybersecurity Steering Committee receives quarterly cybersecurity reports, which include a review of key performance indicators, test results and related remediation, and may discuss recent threats and how the Company is managing those threats.

Our information technology team reviews enterprise risk management-level cybersecurity risks annually, and risks are incorporated into the Enterprise Risk Management Committee framework. Our Director of Cybersecurity in cooperation with the Chief Information Officer is responsible for developing and implementing our information security program and reporting on cybersecurity matters to the Senior Management Cybersecurity Steering Committee.

Stockholder Communications

Stockholders requesting communication with directors can do so by writing to Workhorse Group Inc., c/o General Counsel, 3600 Park 42 Drive, Suite 160E, Sharonville, Ohio 45241 or by emailing legal@workhorse.com. At this time, we do not screen communications received and would forward any requests directly to the named director. If no director was named in a general inquiry, the General Counsel would contact either the Chairman or the chairperson of a particular committee, as appropriate. We do not provide the physical address, email address, or phone numbers of directors to outside parties without a director’s permission.

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

CORPORATE GOVERNANCE

We have established a comprehensive corporate governance plan for the purpose of defining responsibilities, setting high standards of professional and personal conduct and assuring compliance with these responsibilities and standards. As part of its annual review process, our Board of Directors monitors developments in corporate governance. Summarized below are some of the key elements of our corporate governance plan.

Director Independence. Six of our seven current directors are independent under the independence standards of the Nasdaq Stock Market. Under our Corporate Governance Guidelines, at least three-quarters (75%) of our directors shall meet such independence standards as well as the SEC’s enhanced independence standards for audit committee members. Non-employee directors are scheduled to meet separately in executive session after every regularly scheduled Board meeting.

Audit Committee. All members meet the independence standards for audit committee membership under the rules of the Nasdaq Stock Market and applicable SEC rules. Mr. Quigley has been designated as an “audit committee financial expert” as defined in the SEC rules. All members of the Audit Committee satisfy Nasdaq’s financial literacy requirements. The Audit Committee operates under a written charter that governs its duties and responsibilities. These responsibilities include the sole authority to appoint, review, evaluate and replace our independent auditors; overseeing our internal control over financial reporting, our internal audit function, our enterprise risk management program and our compliance programs generally; and reviewing proposed related party transactions.

Human Resource Management and Compensation Committee. All members meet the independence standards for compensation committee membership under the rules of the Nasdaq Stock Market and applicable SEC rules. The Human Resource Management and Compensation Committee operates under a written charter that governs its duties and responsibilities. These responsibilities include overseeing our policies, processes and controls relating to human resources, including related to our talent development programs; reviewing our overall compensation philosophy and programs to ensure they appropriately link management’s interests with those of stockholders, reward executive officers for their contributions, and provide appropriate retention incentives; and overseeing our executive succession planning for all executive officers other than our CEO.

Nominating and Corporate Governance Committee. All members are independent under the rules of the Nasdaq Stock Market. The Nominating and Corporate Governance Committee operates under a written charter that governs its duties and responsibilities. These responsibilities include recommending to the Board the nominees for election as directors at any meeting of stockholders and the persons to be elected by the Board to fill any vacancies on the Board; overseeing our CEO and independent director succession planning; and overseeing our ESG program, except relating to human resources policies and procedures.

Corporate Governance Guidelines. We have adopted Corporate Governance Guidelines, including qualification and independence standards for directors, director responsibilities, and board structure and process.

Anti-Hedging Policy and Trading Restrictions. We have an insider trading policy which, among other things, prohibits our directors, officers and other employees from engaging in “insider trading,” trading in our securities on a short-term basis, purchasing our securities on margin, short-selling our securities or entering into transactions designed to hedge the risks and benefits of ownership of our securities.

Anti-Pledging Policy. Under our insider trading policy, our directors and executive officers are prohibited from pledging our securities as collateral.

Code of Ethics. We have adopted a Code of Ethics that applies to all directors, officers and employees, including our principal executive officer, principal financial officer, and principal accounting officer, and covers a broad range of topics, including data security, compliance with laws, restrictions on gifts, and conflicts of interest. All salaried employees are required to affirm from time to time in writing their acceptance of, and compliance with, the Code of Ethics. The Code of Ethics is posted on our website at http://www.ir.workhorse.com.

Clawback Policy. We have adopted a clawback policy in compliance with Section 10D of the Securities Exchange Act of 1934 and the listing standards of The Nasdaq Stock Market.

Double-Trigger Required on Change in Control. The employment agreements with our executive officers, including our Named Executive Officers, provide for severance payments and accelerated vesting of equity grants upon a change in control only if a qualifying termination occurs within 18 months of the change in control.

HUMAN CAPITAL

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

Governance. Our Board and its committees provide important oversight on certain human capital matters. The Human Resource Management and Compensation Committee maintains responsibility to review, discuss and set strategic direction for various people-related business strategies, including compensation and benefit programs. Our collective recommendations to our Board and its committees are how we proactively manage our human capital and care for our employees in a manner that aligns with our core values. Our management team administers all employment matters, including recruiting and hiring, onboarding and training, compensation and rewards, performance management, and professional development. We continuously evaluate and enhance our internal policies, process and practices to increase employee engagement and productivity.

Employee Hotline. We have an employee hotline that provides our employees an opportunity to report matters such as safety concerns, fraud or other misconduct. All reported matters are reviewed in accordance with established protocols by our Legal, Human Resources and Internal Audit departments, who monitor the remediation and disposition of any reported matters.

Support Employee Well-being and Engagement. We support the overall well-being of our employees from a physical, emotional, financial, and social perspective. Our well-being program includes a long-standing practice of flexible paid time off, life planning benefits, wellness platforms and employee assistance programs.

Offer Competitive Compensation and Benefits. We strive to ensure our employees receive competitive and fair compensation and innovative benefits offerings, tying incentive compensation to both business and individual performance, offering competitive maternal/paternal leave policies, and providing meaningful retirement and health benefits.

Provide Programs for Employee Recognition. We also offer rewards and recognition programs to our employees, including awards to recognize employees who best exemplify our values and spot awards to recognize employee contributions. We believe that these recognition programs help drive strong employee performance and retention. We conduct annual employee performance reviews, where each employee is evaluated by his or her manager and also completes a self-assessment, a process which empowers our employees. Employee performance is assessed based on a variety of key performance metrics, including the achievement of objectives specific to the employee’s department or role.

Create Opportunities for Growth and Development. We focus on creating opportunities for employee growth, development, training, and education, including opportunities to cultivate talent and identify candidates for new roles from within the Company and management and leadership development programs.

Insider Trading Policy

The Company maintains an Insider Trading Policy that applies to all directors, officers, employees, and certain designated consultants and contractors. This policy is designed to prevent trading in the Company’s securities while in possession of material nonpublic information and to ensure compliance with applicable securities laws, including the Securities Exchange Act of 1934 and SEC regulations.

Under the policy, covered individuals are prohibited from:

●	Buying or selling the Company’s securities while aware of material nonpublic information.

●	Disclosing material nonpublic information to others who may use that information to trade.

●	Engaging in hedging transactions or speculative trading involving the Company’s securities.

●	Conducting transactions during blackout periods, unless pre-approved under an approved 10b5-1 trading plan.

The Company regularly reviews and updates its Insider Trading Policy to reflect regulatory changes and best practices. Training on compliance with the policy is provided to applicable personnel, and violations may result in disciplinary action, including termination of employment.

ITEM 11. EXECUTIVE COMPENSATION

Executive Compensation

SUMMARY COMPENSATION TABLE

The following summary compensation table sets out details of compensation paid to (a) our principal executive officer; (b) each of our two most highly compensated executive officers who served as executive officers during the fiscal year ended December 31, 2024; and (c) up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the year ended December 31, 2024.

NAME AND PRINCIPAL POSITION	YEAR	SALARY ($)(1)	BONUS ($)(2)	STOCK AWARDS ($)(3)	OPTION AWARDS ($)	NON-EQUITY INCENTIVE PLAN COMPENSATION ($)(3)	CHANGE IN PENSION VALUE AND NONQUALIFIED DEFERRED COMPENSATION EARNINGS ($)	ALL OTHER COMPENSATION ($)(4)	TOTAL ($)
Richard F. Dauch	2024	780,000	—	1,815,000	—	624,000	—	132,468	3,351,468
Chief Executive Officer and Director	2023	974,616	—	2,252,477	—	—	—	161,081	3,388,174
	2022	1,000,000	—	6,418,318	—	937,500	—	142,302	8,498,120

Robert M. Ginnan	2024	400,000	—	300,000	—	160,000	—	20,483	880.483
Chief Financial Officer	2023	400,005	—	471,684	—	—	—	35,100	906,788
	2022	392,312	50,000	1,220,199	—	218,800	—	32,185	1,913,496

James D. Harrington	2024	375,000	—	281,250	—	150,000	—	21,809	828,059
General Counsel, Chief Compliance Officer, and Secretary	2023	375,003	—	442,205	—	—	—	153,053	970,262
	2022	375,003	100,000	722,068	—	225,000	—	138,904	1,560,975

1.	The amounts shown for 2024 reflect salary actually paid to each named executive officer in 2024 and salary deferred and remaining unpaid. Effective March 4, 2024, the Company’s executive officers, including the named executive officers, agreed to defer 20% of their salaries to reflect a commitment to the Company and to align their compensation with the broader actions the Company is taking to reduce costs. On November 13, 2024, the Company’s Board of Directors approved the termination of the 20% salary deferral by the Company’s executive officers, effective for the pay period beginning on October 28, 2024. All previously deferred compensation through the pay period ending October 27, 2024 will continue to be deferred and will not be paid until the Company’s liquidity position improves. The amounts reflected in the table include the deferred amounts ($102,000 for Mr. Dauch; $52,306 for Mr. Ginnan; and $49,035 for Mr. Harrington).

2.	The amounts shown for 2022 for Mr. Ginnan and Mr. Harrington reflect a discretionary bonus for exceptional performance awarded in 2023 for work done in 2022.
3.	The amounts shown for 2024 represent the payout earned in 2024 for performance in 2024 under our Short-Term Incentive Plan. These amounts have not been paid to the named executive officers. These amounts will not be paid until the Company’s liquidity position improves. The amounts shown for 2022 represent the payout received in 2023 for performance in 2022 under our Short-Term Incentive Plan.
4.	The following table summarizes the amounts shown for 2024 in the All Other Compensation Column.

NAME	EMPLOYER 401K MATCH ($)	EMPLOYER PAID HEALTH PREMIUMS ($)	EMPLOYER PAID GROUP TERM LIFE INSURANCE PREMIUMS ($)(I)	EMPLOYER PAID HOUSING & RELOCATION ($)	TAX OFFSET ($)(II)	OTHER ($)	TOTAL ($)
Richard F. Dauch	5,148	11,397	396	66,252	49,276	—	132,469
Robert M. Ginnan	4,062	16,026	396	—	—	—	20,484
James D. Harrington	3,808	17,606	396	—	—	—	21,810

i.	Amounts reflect the dollar value of premiums paid by the Company for life insurance in an amount equal to $100,000. Employees may purchase additional life insurance at the employee’s expense. Any additional life insurance the employee may purchase through the Company is payroll deducted.
ii.	We provide tax benefits to employees who relocate or spend a significant amount of time at one of our Company’s offices away from their typical work location.

GRANTS OF PLAN-BASED AWARDS

The following table provides information regarding grants of share-based awards to the Named Executive Officers in 2024. These amounts have been adjusted to reflect the Company’s 1:20 reverse stock split, effective June 17, 2024, and the Company’s 1:12.5 reverse stock split, effective March 17, 2025.

			ESTIMATED FUTURE PAYOUTS UNDER NON-EQUITY INCENTIVE PLAN AWARDS			ESTIMATED FUTURE PAYOUTS UNDER EQUITY INCENTIVE PLAN AWARDS			ALL OTHER STOCK AWARDS: NUMBER OF SHARES OF STOCK	ALL OTHER OPTION: AWARDS: NUMBER OF SECURITIES UNDERLYING	EXERCISE OR BASE PRICE OF OPTION	GRANT DATE FAIR VALUE OF STOCK AND OPTIONS
NAME	AWARD TYPE	GRANT DATE	THRESHOLD ($)	TARGET ($)	MAXIMUM ($)	THRESHOLD (#)	TARGET (#)	MAXIMUM (#)	OR UNITS (#)	OPTIONS (#)	AWARDS ($/SH)	AWARDS(1) ($)
Richard F. Dauch	Restricted Stock	2/21/2024	—	—	—	—	—	—	22,903	—	—	1,815,000
	Performance Share Units –Revenue(2)	2/21/2024	—	—	—	11,452	22,903	45,806	—	—	—	—
	Short-Term Incentive Plan	2/21/2024	390,000	780,000	1,560,000	—	—	—	—	—	—	—

Robert M. Ginnan	Restricted Stock	2/21/2024	—	—	—	—	—	—	3,786	—	—	300,000
	Performance Share Units –Revenue(2)	2/21/2024	—	—	—	1,893	3,786	7,572	—	—	—	—
	Short-Term Incentive Plan	2/21/2024	100,000	200,000	400,000	—	—	—	—	—	—	—

James D. Harrington	Restricted Stock	2/21/2024	—	—	—	—	—	—	3,549	—	—	281,250
	Performance Share Units –Revenue(2)	2/21/2024	—	—	—	27,847	3,549	7,098	—	—	—	—
	Short-Term Incentive Plan	2/21/2024	93,750	187,500	375,000	—	—	—	—	—	—	—

1.	Represents the aggregate grant date fair value of the award computed in accordance with FASB ASC Topic 718.
2.	In accordance with FASB ASC Topic 718, the grant date for the Revenue-based Performance Share Units has not occurred until the three-year cumulative revenue target condition is known. As such, no grant date fair value has been determined.

OUTSTANDING EQUITY AWARDS

The following table sets forth information with respect to the outstanding equity awards of our Named Executive Officers as of December 31, 2024:

	OPTION AWARDS					STOCK AWARDS
NAME	NUMBER OF SECURITIES UNDERLYING UNEXERCISED OPTIONS (#) EXERCISABLE	NUMBER OF SECURITIES UNDERLYING UNEXERCISED OPTIONS (#) UNEXERCISABLE	EQUITY INCENTIVE PLAN AWARDS: NUMBER OF SECURITIES UNDERLYING UNEXERCISED UNEARNED OPTIONS (#)	OPTIONS EXERCISE PRICE ($)	OPTION EXPIRATION DATE	NUMBER OF SHARES OR UNITS OF STOCK THAT HAVE NOT VESTED (#)	MARKET VALUE OF SHARES OR UNITS OF STOCK THAT HAVE NOT VESTED ($)(1)	EQUITY INCENTIVE PLAN AWARDS: NUMBER OF UNEARNED SHARES, UNITS OR OTHER RIGHTS THAT HAVE NOT VESTED (#)(1)	EQUITY INCENTIVE PLAN AWARDS: MARKET OR PAYOUT VALUE OF UNEARNED SHARES, UNITS OR OTHER RIGHTS THAT HAVE NOT VESTED ($)(1)
Richard F. Dauch	1,186	—	—	2,567.50	12/30/2031	1,541	13,445	1,000	8,725
						1,488	12,983	1,981	17,284
						22,903	199,829	3,961	34,560
								22,903	199,829

Robert M. Ginnan						67	585	238	2,077
						185	1,614	476	4,153
						476	4,153	3,786	33,033
						3,786	33,033

James D. Harrington						174	1,518	145	1,265
						446	3,891	223	1,946
						3,549	30,965	446	3,891
								3,549	30,965

1.	The market value of unvested restricted stock is computed based on the closing price per share of our common stock on December 31, 2024, after giving effect to the Company’s 1:20 reverse stock split, effective June 17, 2024, and the Company’s 1:12.5 reverse stock split, effective March 17, 2025 .. Assumes outstanding performance share units are earned at target (100%). The performance share units can be earned between 0% and 200%.

EMPLOYMENT AGREEMENTS AND POTENTIAL PAYMENTS ON CHANGE OF CONTROL AND TERMINATION

The Company has entered into employment agreements with each of its current named executive officers. These agreements define the position held by each named executive officer, as well as base salary level, eligibility to participate in the Company’s short- and long-term incentive programs and potential payments upon termination, including upon a Change of Control (as defined below). The Company’s entry into these agreements was conditioned upon each executive’s entry into a non-compete agreement and an assignment of intellectual property and confidentiality agreement in favor of the Company.

Under the terms of the employment agreements, each current named executive officer is entitled to certain payments in the event of a (1) Change of Control and (2) either (A) the Company’s termination of such named executive officer (except for Cause (as defined below)) or (B) the named executive officer’s departure for Good Reason (as such term is defined below). In such event, the Company has agreed to provide to each such named executive officer (1) a cash severance payment equal to (A) such named executive officer’s base salary for a period of 24 to 36 months, depending on the named executive officer, and (B) a cash bonus for the current year, which may be a prorated portion of such executive’s expected bonus amount for such year or a multiplier of up to 3 times such bonus amount, depending on the named executive officer, (2) acceleration of all such executive’s unvested, outstanding equity awards and (3) D&O Insurance coverage for 24 months.

In addition, each current named executive officer is entitled to certain payments in the event of an involuntary termination, which includes termination of such named executive officer by the Company without Cause or termination by such named executive officer for Good Reason, in either case when no Change of Control has occurred. In such an event, the Company has agreed to provide to each such named executive officer (1) a cash severance payment equal to (A) such named executive officer’s base salary for a period of 12 to 24 months, depending on the named executive officer and (B) a cash bonus for the current year, which may be a prorated portion of such executive’s expected bonus amount for such year or a multiplier of up to 1.5 times of such bonus amount, depending on the named executive officer, (2) prorated acceleration of such executive’s unvested, outstanding equity awards to the date of such triggering event, including a good faith determination by the Board of performance vesting conditions, and (3) D&O Insurance coverage for 24 months.

In the event of either a termination upon a Change of Control, without Cause or with Good Reason, cash payments are due from the Company in a lump sum within 30 days of the triggering event. In addition, Mr. Dauch is eligible for healthcare and life insurance benefits in a lump sum of $54,000.

In the event a named executive officer is terminated for Cause, the Company is required to pay all accrued amounts of base salary and previously granted and unpaid bonus, to the extent all conditions have been met. In addition, all equity vesting shall terminate immediately in connection with such event.

Each employment agreement defines a “Change of Control” as any of the following:

(a)	any “person” (as such term is used in Sections 13(d) and 14(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) becomes the “beneficial owner” (as defined in Rule 13d-3 promulgated under the Exchange Act), directly or indirectly, of securities of the Company representing fifty (50%) percent or more of (i) the outstanding shares of common stock of the Company, or (ii) the combined voting power of the Company’s outstanding securities;

(b)	the Company is party to a merger or consolidation, or series of related transactions, which results in the voting securities of the Company outstanding immediately prior thereto failing to continue to represent (either by remaining outstanding or by being converted into voting securities of the surviving entity), directly or indirectly, more than fifty (50%) percent of the combined voting power of the voting securities of the Company or such surviving entity outstanding immediately after such merger or consolidation; or

(c)	the sale or disposition of all or substantially all of the Company’s assets, or consummation of any transaction, or series of related transactions, having similar effect (other than to a subsidiary of the Company).

Each employment agreement defines as “Cause” as any of the following:

(a)	the officer substantially failed to perform his duties or to follow the lawful written directions of the Board (other than any such failure resulting from incapacity due to physical or mental illness);

(b)	the officer engaged in willful misconduct or incompetence that is materially detrimental to the Company or any of its affiliates;

(c)	the officer failed to comply with the Employee Invention Assignment & Confidentiality Agreement, the Company’s insider trading policy, the officer’s non-compete agreement or any other policies of the Company where noncompliance would be materially detrimental to the Company or any of its affiliates; or

(d)	the officer’s conviction of or plea of guilty or nolo contendere to a felony or crime involving moral turpitude (excluding drunk driving unless combined with other aggravating circumstances or offenses), or the officer’s commission of any embezzlement, misappropriation, or fraud, whether or not related to the officer’s employment with the Company or any of its affiliates.

Each employment agreement defines “Good Reason” as the occurrence of any of the following without such officer’s consent:

(a)	A reduction in the officer’s Base Salary or target Cash Bonus opportunity as a percentage of Base Salary, except in the event of a one-time reduction in the officer’s Base Salary or target Cash Bonus opportunity as part of a Company-wide or executive team-wide cost-cutting measure or Company-wide or executive team-wide cutback as a result of overall Company performance.

(b)	The failure of the Company (i) to continue to provide the officer an opportunity to participate in any benefit or compensation plans provided to employees who hold positions with the Company comparable to the officer’s position, (ii) to provide the officer all other fringe benefits (or the equivalent) in effect for the benefit of any employee group which includes any employee who holds a position with the Company comparable to the officer’s position, where in the event of a Change of Control, such comparison shall be made relative to the period immediately prior to the public announcement of such Change of Control; or (iii) to continue to provide director’s and officers’ insurance, in each case if such failure causes a material reduction in the officer’s overall compensation and benefits package.

(c)	A material breach of the agreement by the Company including, in the event of a Change of Control, the failure of any successor to assume and agree to perform the obligations under the agreement in the same manner and to the same extent that the Company would be required to perform such obligations if no succession had taken place, except where such assumption occurs by operation of law.

(d)	A material, adverse change in the officer’s authority, duties, or responsibilities (other than temporarily while the officer is physically or mentally incapacitated or as required by applicable law), taking into account the Company’s size, status as a public company, and capitalization as of the effective date of the agreement, other than a change to a position that is a substantive functional equivalent.

(e)	A change in the officer’s principal place of employment that is greater than 75 miles from the officer’s principal place of employment as set forth in the agreement or, if his principal place of employment shall have been changed with his express or implied consent, a change to a principal place of employment other than such consented place, other than a change directed by the officer.

The summaries of these employment agreements are qualified in their entirety by the copies of these agreements filed as exhibits to the Company’s Form 10-K for the year ended December 31, 2024.

Compensation of Directors

Our non-employee directors are generally eligible to receive compensation for services they provide to us consisting of retainers and equity compensation as described below. During 2024, each non-employee director was eligible to receive an annual Board retainer of $75,000. The Chairman received an additional retainer of $25,000.

In addition to cash compensation, our non-employee directors are eligible to receive annual equity-based compensation consisting of restricted stock or restricted stock unit awards with an aggregate grant date value equal to $100,000 or, in the case of the Chairman, $125,000. Generally, the forfeiture restrictions applicable to the restricted stock or restricted stock unit awards lapse on the six-month anniversary of the date of grant of such awards. The restricted stock and restricted stock unit awards granted to our non-employee directors are subject to the terms and conditions of our equity plans and the award agreements pursuant to which such awards are granted. Each non-employee director is also reimbursed for travel and miscellaneous expenses to attend meetings and activities of the Board or its committees. During 2024, all non-employee directors agreed to change the payment of the Board’s retainer from monthly to quarterly in arrears, as part of the company’s overall cost-savings initiatives.

Name	FEES EARNED OR PAID IN CASH ($)	STOCK AWARDS ($)(1)	TOTAL ($)
Raymond J. Chess	100,000	125,000	225,000
Pamela S. Mader	75,000	100,000	175,000
Jacqueline A. Dedo	75,000	100,000	175,000
William G. Quigley III	75,000	100,000	175,000
Austin Scott Miller	75,000	100,000	175,000
Brandon Torres Declet(2)	28,125	100,000	128,215
Dr. Jean Botti	50,000	100,000	150,000

1.	The amounts reflected in the “Stock Awards” column represent the grant date fair value of restricted stock awards granted to our non-employee directors, as computed in accordance with FASB ASC Topic 718.
2.	Mr. Torres Declet’s reported fees reflect the prorated amount actually paid to him based on the expiration of his term as director on May 14, 2024. Mr. Torres Declet forfeited one-half of the reported stock awards on that date.

Directors’ and Officers’ Insurance

The Company has purchased directors’ and officers’ liability insurance (“D&O Insurance”) for the benefit of its directors and officers, and the directors and officers of its subsidiaries, against liability incurred by them in the performance of their duties as directors and officers of the Company, or its subsidiaries, as the case may be. The primary policy also provides coverage to the corporate entity for securities claims.

Policies and Practices for Granting Certain Equity Awards

Our Board approves all equity award grants to our NEOs on or before the grant date, except to the extent the Board has delegated to the Human Resource Management and Compensation Committee authority to approve equity grants. Our general practice is to complete our annual executive compensation review and determine performance goals and target compensation for our NEOs. Accordingly, annual equity awards are typically determined, reviewed and approved at the first Board meeting of the fiscal year. These grants are then made effective shortly thereafter. On occasion, the Board may grant equity awards outside of our annual grant cycle for new hires, promotions, recognition, retention or other purposes. While the Board has discretionary authority to grant equity awards to our NEOs outside of the cycle described above, the Board does not take into account material non-public information when determining the timing or terms of equity awards, nor do we time disclosure of material non-public information for the purpose of affecting the value of executive compensation. During fiscal year 2024, we did not grant stock options (or similar awards) to any NEO during any period beginning four business days before and ending one business day after the filing of any Company periodic report on Form 10-Q or Form 10-K, or the filing or furnishing of any Company Form 8-K that disclosed any material non-public information.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

The following table shows, as of April 25, 2025, information regarding outstanding awards available under our compensation plans (including individual compensation arrangement) under which our equity securities may be delivered:

PLAN CATEGORY	(A) NUMBER OF SECURITIES TO BE ISSUED UPON EXERCISE OF OUTSTANDING OPTIONS, WARRANTS AND RIGHTS	(B) WEIGHTED- AVERAGE EXERCISE PRICE OF OUTSTANDING OPTIONS, WARRANTS AND RIGHTS(4)	(C) NUMBER OF SECURITIES AVAILABLE FOR FUTURE ISSUANCE (EXCLUDING SHARES IN COLUMN (A))
Equity compensation plans approved by security holders:
2017 Stock Plan(1)	404	—	36,733
2019 Stock Plan(2)	1,186	$2,567.50	1,107
2023 Long-Term Incentive Plan(3)	8,990	—	203,278
Total	10,580		241,158

1.	Represents 404 performance share units assuming target (100%) level performance. The performance share units can be earned between 0% and 200%. In general, these units are settled in cash. At the option of Workhorse, the performance share units may be settled in shares subject to availability of shares for issuance under the applicable plan.
2.	Represents 1,186 shares of common stock issuable upon the exercise of outstanding options.
3.	Represents 8,990 performance share units assuming target (100%) level performance. The performance share units can be earned between 0% and 200%. In general, these units are settled in cash. At the option of Workhorse, the performance share units may be settled in shares subject to availability of shares for issuance under the applicable plan.

Beneficial Ownership Table

The following table shows the number of shares of common stock beneficially owned as of April 25, 2025 by (i) each director, by each current executive officer, and by all current directors and executive officers as a group and (ii) all the persons who were known to be beneficial owners of five percent or more of our common stock, our only voting securities, on April 25, 2025. Applicable percentage ownership is based on 7,515,582 shares of common stock outstanding as of April 25, 2025.

NAME OF BENEFICIAL OWNER(1)	COMMON STOCK BENEFICIALLY OWNED		PERCENTAGE OF COMMON STOCK(2)
DIRECTORS
Raymond J. Chess	2,570		*
Richard F. Dauch	15,716	(3)	*
Jacqueline A. Dedo	1,864		*
Pamela S. Mader	1,674		*
William G. Quigley III	1,592		*
Austin Scott Miller	1,556		*
Dr. Jean Botti	1,710		*
EXECUTIVE OFFICERS
Joshua J. Anderson	1,237	(4)	*
Ryan W. Gaul	1,586	(5)	*
Robert M. Ginnan	2,007	(6)	*
James D. Harrington	2,013	(7)	*
Stanley R. March	1,433	(8)	*
James C. Peters	831	(9)	*
All officers and directors as a group (13 people)	35,789		*

*	Less than one percent.
1.	Except as otherwise indicated, the address of each beneficial owner is c/o Workhorse Group Inc., 3600 Park 42 Drive, Suite 160E, Sharonville, Ohio 45241.
2.	Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Stock options to purchase shares of common stock that are currently exercisable or exercisable within 60 days of April 25, 2025 are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.
3.	Includes 1,981 shares of restricted stock held by Mr. Dauch that vest on February 22, 2026 and options to purchase 1,186 shares of common stock at an exercise price of $2,567.50, Excludes (i) 3,961 Performance Units for the performance period of January 1, 2023 to December 31, 2025; and 22,903 Performance Units for the performance period of January 1, 2024 to December 31, 2026; and (ii) 15,269 Restricted Stock Units that vest ratably on February 21, 2026 and February 21, 2027.
4.	Includes 124 shares of restricted stock held by Mr. Anderson that vest on February 22, 2026, Excludes (i) 248 Performance Units for the performance period of January 1, 2023 to December 31, 2025; and 1,969 Performance Units for the performance period of January 1, 2024 to December 31, 2026; and (ii) 1,313 Restricted Stock Units that vest ratably on February 21, 2026 and February 21, 2027.
5.	Includes 202 shares of restricted stock held by Mr. Gaul that vest on February 22, 2026, Excludes (i) 404 Performance Units for the performance period of January 1, 2023 to December 31, 2025; and 3,218 Performance Units for the performance period of January 1, 2024 to December 31, 2026; and (ii) 2,146 Restricted Stock Units that vest ratably on February 21, 2026 and February 21, 2027.
6.	Includes 238 shares of restricted stock held by Mr. Ginnan that vest on February 22, 2026, Excludes (i) 476 Performance Units for the performance period of January 1, 2023 to December 31, 2025; and 3,786 Performance Units for the performance period of January 1, 2024 to December 31, 2026; and (ii) 2,524 Restricted Stock Units that vest ratably on February 21, 2026 and February 21, 2027.
7.	Includes 223 shares of restricted stock held by Mr. Harrington that vest on February 22, 2026, Excludes (i) 446 Performance Units for the performance period of January 1, 2023 to December 31, 2025; and 3,549 Performance Units for the performance period of January 1, 2024 to December 31, 2026; and (ii) 2,366 Restricted Stock Units that vest ratably on February 21, 2026 and February 21, 2027.
8.	Includes 119 shares of restricted stock held by Mr. March that vest on February 22, 2026, Excludes (i) 238 Performance Units for the performance period of January 1, 2023 to December 31, 2025; and 1,893 Performance Units for the performance period of January 1, 2024 to December 31, 2026; and (ii) 1,262 Restricted Stock Units that vest ratably on February 21, 2026 and February 21, 2027.
9.	Includes 103 shares of restricted stock held by Mr. Peters that vest on February 22, 2026, Excludes (i) 206 Performance Units for the performance period of January 1, 2023 to December 31, 2025; and 1,641 Performance Units for the performance period of January 1, 2024 to December 31, 2026; and (ii) 1,094 Restricted Stock Units that vest ratably on February 21, 2026 and February 21, 2027.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Related Person Transactions

The Company obtains its general liability and property and casualty insurance through AssuredPartners NL, LLC (“Assured”). Gerald B. Budde, a former director of the Company, is currently the Chief Financial Officer of Accretive Insurance Solutions Inc. (“Accretive”). Assured and Accretive are both subsidiaries of AssuredPartners Capital, Inc. The placement of insurance was completed by an Assured agent and Mr. Budde did not participate in any decisions about insurance, nor was he paid any portion of the brokerage fee. Assured earned brokerage fees of approximately $150,000 and $300,000 for the years ended December 31, 2024 and 2023, respectively.

Other than as noted above, at no time during the last two fiscal years has any executive officer, director or any member of these individuals’ immediate families, any corporation or organization with whom any of these individuals is an affiliate or any trust or estate in which any of these individuals serves as a trustee or in a similar capacity or has a substantial beneficial interest been indebted to the Company or was involved in any transaction in which the amount exceeded $120,000 and such person had a direct or indirect material interest.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Audit Committee of the Board has appointed Berkowitz Pollack Brant Advisors + CPAs (“BPB”) as our independent registered public accounting firm to audit our consolidated financial statements for the fiscal year ending December 31, 2025.

FEES PAID TO INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The following table sets forth the fees paid to BPB, and Grant Thornton LLP, our prior independent registered public accounting firm, in 2024 and 2023, respectively. Fees for professional services provided by our independent auditors, in each of the last two years, in each of the following categories including expenses are:

	2024	2023
Audit fees	345,000	$493,000
Audit-related fees	—	$121,000
Tax fees	—	—
All other fees	—	—
Total fees	345,000	$614,000

AUDIT FEES

Audit fees include the audit of the Annual Report on Form 10-K, including reviews of the Quarterly Reports on Form 10-Q. Audit-related fees include work associated with registration statements. The policy of the Audit Committee is to approve the appointment of the principal auditing firm and any permissible audit-related services. Fees charged by our independent auditors were approved by the Audit Committee with the most recent engagement letter signed by William G. Quigley III, Audit Committee Chairman.

The Audit Committee is responsible for the pre-approval of audit and permitted non-audit services to be performed by the Company’s independent auditors. The Audit Committee will, on an annual basis, consider and, if appropriate, approve the provision of audit and non-audit services by the independent auditors. Thereafter, the Audit Committee will, as necessary, consider and, if appropriate, approve the provision of additional audit and non-audit services by the independent auditors which are not encompassed by the Audit Committee’s annual pre-approval and are not prohibited by law. The Audit Committee has delegated to the Audit Committee Chairman the authority to pre-approve, on a case-by-case basis, non-audit services to be performed by the independent auditors. The Audit Committee has approved all audit and permitted non-audit services performed by the independent auditors for the year ended December 31, 2024.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

1.	Financial statements and schedules.

No financial statement or supplemental data are filed with this report on Form 10-K/A. See Index to Financial Statements and Supplemental Data of the Original 10-K Filing.

3.	The exhibits listed in the following Index to Exhibits are filed or incorporated by reference as part of this report.

Exhibit No.	Description	Form Incorporated From	Report Date
3.1	Certificate of Designation for Series A Preferred Stock	8-K	1/4/2010
3.2	Certificate of Change	8-K	5/25/2010
3.3	Certificate of Correction	8-K	5/25/2010
3.4	Articles of Merger	8-K	5/25/2010
3.5	Certificate of Correction (Articles of Merger)	8-K	5/25/2010
3.6	Certificate of Amendment to the Certificate of Incorporation	8-K	9/10/2010
3.7	Certificate of Incorporation	SB-2	2/4/2008
3.8	Articles of Merger between AMP Holding Inc. and Workhorse Group Inc.	8-K	4/16/2015
3.9	Certificate of Change filed December 9, 2015	8-K	12/10/2015
3.10	Certificate of Amendment to the Certificate of Incorporation dated August 8, 2017	10-Q	8/9/2017
3.11	Certificate of Amendment to the Certificate of Incorporation dated May 3, 2019	10-Q	5/7/2019
3.12	Certificate of Change, dated as of March 17, 2025.	8-K	3/12/2025
3.13	Certificate of Designation of Series B Preferred Stock	8-K	6/6/2019
3.14	First Amended and Restated Bylaws of Workhorse Group Inc.	8-K	4/4/2022
3.15	Certificate of Amendment to the Company’s Articles of Incorporation	8-K	9/6/2023
3.16	Second Amended and Restated Bylaws	8-K	7/12/2023
4.1	Description of Securities Registered under Section 12 of the Securities Exchange Act of 1934	10-K	3/31/2025
4.2	Indenture, dated December 27, 2023, by and between Workhorse Group Inc. and U.S. Bank, National Association	8-K	12/28/2023
4.3	Supplemental Indenture, dated December 27, 2023, by and between Workhorse Group Inc. and U.S. Bank, National Association	8-K	12/28/2023
4.4	Form of Second Supplemental Indenture	8-K	3/15/2024
4.5	Form of Third Supplemental Indenture	8-K	5/10/2024
4.6	Form of Fourth Supplemental Indenture	8-K	5/29/2024
4.7	Form of Fifth Supplemental Indenture	8-K	7/18/2024
4.8	Form of Sixth Supplemental Indenture	8-K	8/23/2024
4.9	Form of Seventh Supplemental Indenture	8-K	9/30/2024
4.10	Eighth Supplemental Indenture	8-K	10/16/2024
4.11	Ninth Supplemental Indenture	8-K	11/27/2024
4.12	Tenth Supplemental Indenture	8-K	12/16/2024
4.13	Eleventh Supplemental Indenture	8-K	1/27/2025
10.1	Director Agreement by and between Workhorse Group Inc. and Raymond Chess dated October 24, 2013	8-K	10/30/2013

10.2	Form of Indemnification Agreement	10-K	3/1/2021
+ 10.3	Employment Agreement between Workhorse Group Inc. and Ryan Gaul dated April 22, 2021	8-K	4/26/2021
+ 10.4	Employment Agreement between Workhorse Group Inc. and Richard Dauch dated July 26, 2021	8-K	7/26/2021
+ 10.5	Employment Agreement between Workhorse Group Inc. and James D. Harrington, dated August 16, 2021	10-K	3/1/2022
+ 10.6	Employment Agreement between Workhorse Group Inc. and Joshua Anderson, dated September 21, 2021	10-K	3/1/2022
+ 10.7	Employment Agreement between Robert Ginnan and Workhorse Group Inc. dated January 4, 2022	8-K	1/4/2022
10.8	Vehicle Supply and Purchase Agreement, dated February 28, 2022, between the Company and GreenPower Motor Company, Inc.	8-K	2/28/2022
10.9	At-the-Market-Sales Agreement, dated March 10, 2022, between the Company and BTIG, LLC.	8-K	3/10/2022
+ 10.10	2017 Incentive Stock Plan	10-Q	8/9/2022
+ 10.11	2019 Incentive Stock Plan	10-K	3/13/2020
+ 10.12	Form of Non-Statutory Option Award Agreement between Workhorse Group Inc. and Richard Dauch	10-Q	11/9/2021
+ 10.13	Form of Executive Restricted Stock Award Agreement under 2019 Incentive Stock Plan	10-K	3/1/2022
+ 10.14	Form of Performance Share Unit Award Agreement under 2019 Incentive Stock Plan	10-K	3/1/2022
+ 10.15	Form of Executive Restricted Stock Award Agreement under 2017 Incentive Stock Plan and 2023 Long-Term Incentive Plan	10-K	3/1/2022
+ 10.16	Form of Performance Share Unit Award Agreement under 2017 Incentive Stock Plan and 2023 Long-Term Incentive Plan	10-K	3/1/2022
+ 10.17	Form of Director Restricted Stock Award Agreement under 2017 Incentive Stock Plan	10-K	3/1/2022
+ 10.18	Short-Term Incentive Plan	10-K	3/1/2022
+ 10.19	Workhorse Group Inc. 2023 Long-Term Incentive Plan, as amended and restated, effective as of May 2, 2023 (incorporated by reference to Appendix A to the registrant’s definitive additional materials as filed with the Securities and Exchange Commission on April 24, 2023).	10-Q	5/15/2023
10.20	Floorplan and Security Agreement, dated as of August 10, 2023, by and between Workhorse Technologies Inc. and Mitsubishi HC Capital America, Inc.	10-Q	8/14/2023
10.21	Form of Securities Purchase Agreement, dated December 12, 2023, by and between Workhorse Group Inc. and the purchaser thereto	8-K	12/12/2023
10.22	Form of Note, dated December 12, 2023, by and between Workhorse Group Inc. and the holder thereto	8-K	12/12/2023
10.23	Form of Warrant dated December 12, 2023, by and between Workhorse Group Inc. and the holder thereto	8-K	12/12/2023
10.24	Purchase Agreement, dated December 12, 2023, by and between Workhorse Group Inc. and the purchaser thereto	8-K	12/12/2023
10.25	Form of Registration Rights Agreement, dated December 12, 2023, by and between Workhorse Group Inc. and the purchaser thereto	8-K	12/12/2023
10.26	Form of Security Agreement, dated December 27, 2023, by and between Workhorse Group Inc. and the investor party thereto	8-K	12/28/2023
10.27	Form of Guaranty, Dated December 27, 2023, by and among the investor and the guarantors party thereto	8-K	12/28/2023
+ 10.28	First Amendment to Employment Agreement, dated November 13, 2023, by and between Workhorse Group Inc. and Rick Dauch	8-K	11/14/2023
+ 10.29	Form of Executive Restricted Stock Unit Award Agreement under 2023 Long-Term Incentive Plan	10-K	3/12/2024

+ 10.30	Form of Director Restricted Stock Unit Award Agreement under 2023 Long-Term Incentive Plan	10-K	3/12/2024
+ 10.31	Amendment to Employment Agreement and Salary Deferral Agreement, dated as of March 11, 2024, by and between the Company and Richard Dauch.	10-Q	5/20/2024
+ 10.32	Amendment to Employment Agreement and Salary Deferral Agreement, dated as of March 11, 2024, by and between the Company and Robert Ginnan.	10-Q	5/20/2024
+ 10.33	Amendment to Employment Agreement and Salary Deferral Agreement, dated as of March 11, 2024, by and between the Company and James Harrington.	10-Q	5/20/2024
10.34	Purchase and Sale Agreement, dated as of January 31, 2024, between the Company and William Repny LLC	8-K	2/1/2024
10.35	First Amendment to Green Senior Secured Convertible Note, dated February 29, 2024	8-K	3/1/2024
10.36	Form of Securities Purchase Agreement, dated as of March 15, 2024	8-K	3/15/2024
10.37	Form of Note, dated as of March 15, 2024	8-K	3/15/2024
10.38	Form of Warrant, dated as of March 15, 2024	8-K	3/15/2024
10.39	Form of Security Agreement, dated as of March 15, 2024	8-K	3/15/2024
10.40	Form of Guarantee, dated as of March 15, 2024	8-K	3/15/2024
16.1	Letter from Grant Thornton dated December 9, 2024	8-K	12/9/2024
19.1	Insider Trading Policy	10-K	3/31/2025
21.1	List of Subsidiaries	10-K	3/31/2025
23.1	Consent of Berkowitz Pollack Brant Advisors + CPAs	10-K	3/31/2025
23.2	Consent of Grant Thornton LLP	10-K	3/31/2025
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	†
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	†
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	10-K	3/31/2025
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	10-K	3/31/2025
97.1	Clawback Policy, effective October 2, 2023	10-K	3/31/2025
101.INS	Inline XBRL INSTANCE DOCUMENT
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Inline XBRL Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

†	Exhibits that are filed with this report.

Indicates a management contract or compensatory arrangement.

ITEM 16. FORM 10-K SUMMARY

None.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

WORKHORSE GROUP INC.

Dated: April 30, 2025	By:	/s/ Richard Dauch
	Name:	Richard Dauch
	Title:	Chief Executive Officer, President and Director (Principal Executive Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on April 30, 2025, on behalf of the registrant and in the capacities indicated.

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