Form 10-Q
period 2025-03-31
Workhorse Group Inc.
filed 2025-05-15
CIK 1425287

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
The number of shares of the Registrant’s Common Stock, $0.001 par value per share, outstanding as of May 14, 2025, was 9,473,055.

i

Forward-Looking Statements

The discussions in this Quarterly Report on Form 10-Q (“Report”) contain forward-looking statements reflecting our current expectations that involve risks and uncertainties. These statements are made under the “safe harbor” provisions of the U.S. Private Securities Litigation Reform Act of 1995. When used in this Report, the words “anticipate,” “expect,” “plan,” “believe,” “seek,” “estimate” and similar expressions are intended to identify forward-looking statements. These are statements that relate to future periods and include, but are not limited to, statements about the features, benefits and performance of our products, our ability to introduce new product offerings and increase revenue from existing products, expected expenses including those related to selling and marketing, product development and general and administrative, our beliefs regarding the health and growth of the market for our products, anticipated increase in our customer base, expansion of our products' functionalities, expected revenue levels and sources of revenue, expected impact, if any, of legal proceedings, the adequacy of our liquidity and capital resources, including our ability to receive sufficient funding from our existing financing arrangements or from future financings and the expected terms of such financing, and expected growth in business. Forward-looking statements are statements that are not historical facts. Such forward-looking statements are subject to risks and uncertainties, which could cause actual results to differ materially from the forward-looking statements contained in this Report.

Factors that could cause actual results to differ materially include, but are not limited to: our ability to develop and manufacture our product portfolio, including the W4 CC, W750, and W56 and other programs; our ability to attract and retain customers for our existing and new products; ongoing and anticipated changes in the U.S. political environment, including those resulting from the new Presidential Administration, control of Congress, and changes to regulatory agencies; the implementation of changes to the existing tariff regime by the new Presidential Administration and measures taken in response to such tariffs by foreign governments; risks associated with obtaining orders and executing upon such orders; the unavailability, reduction, elimination or adverse application of government subsidies and incentives or any challenge to or failure by the federal government, states or other governmental entities to adopt or enforce regulations such as the California Air Resource Board’s Advanced Clean Fleet regulation; changes in attitude toward environmental, social, and governance matters among regulators, investors, and parties with which we do business; supply chain disruptions, including constraints on steel, semiconductors and other material inputs and resulting cost increases impacting our Company, our customers, our suppliers or the industry; our ability to capitalize on opportunities to deliver products to meet customer requirements; our limited operations and need to expand and enhance elements of our production process to fulfill product orders; our general inability to raise additional capital to fund our operations and business plan; our ability to receive sufficient proceeds from our current and any future financing arrangements to meet our immediate liquidity needs and the potential costs, dilution and restrictions resulting from any such financing; our ability to maintain compliance with the listing requirements of the Nasdaq and the impact of any steps we have taken, including reverse splits of our Common Stock, on our operations, stock price and future access to funds; our ability to protect our intellectual property; market acceptance of our products; our ability to obtain sufficient liquidity from operations and financing activities to continue as a going concern and, our ability to control our expenses; the effectiveness of our cost control measures and impact such measures could have on our operations, including the effects of furloughing employees; potential competition, including without limitation shifts in technology; volatility in and deterioration of national and international capital markets and economic conditions; global and local business conditions; acts of war (including without limitation the conflicts in Ukraine and the Middle East) and/or terrorism; the prices being charged by our competitors; our inability to retain key members of our management team; our inability to satisfy our customer warranty claims; the outcome of any regulatory or legal proceedings, including with Coulomb Solutions Inc.; our ability to consummate and realize the benefits of a potential sale and leaseback transaction of our Union City Facility; and other risks and uncertainties and other factors discussed from time to time in our filings with the Securities and Exchange Commission (“SEC”), including under the “Risk Factors” section of our filings with the SEC, including our Annual Report on Form 10-K for the year ended December 31, 2024 (the “2024 Form 10-K”).

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
All references in this Report that refer to the “Company”, “Workhorse Group”, “Workhorse”, “we,” “us” or “our” are to Workhorse Group Inc.
ii

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Workhorse Group Inc.
Condensed Consolidated Balance Sheets

	(Unaudited) March 31, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$2,644,825	$4,119,938
Restricted cash	27,946,513	525,000
Accounts receivable, less allowance for credit losses of $0.3 million and $0.3 million as of March 31, 2025 and December 31, 2024, respectively	27,297	537,536
Other receivables, net	139,487	544,436
Inventory, net	41,308,930	41,839,020
Prepaid expenses and other current assets	5,476,539	5,865,890
Total current assets	77,543,591	53,431,820
Property, plant and equipment, net	31,011,965	32,976,581
Operating lease right-of-use assets, net	6,512,085	3,247,548
Finance lease right-of-use assets, net	—	4,008,510
Other assets	416,310	176,311
Total Assets	$115,483,951	$93,840,770
Liabilities
Current liabilities:
Accounts payable	$11,091,912	$11,509,150
Accrued liabilities and other current liabilities	10,009,790	8,731,915
Deferred revenue	6,350,581	6,350,581
Warranty liability	881,556	861,409
Operating lease liability - current portion	1,748,349	984,407
Finance lease liability - current portion	—	528,023
Warrant liability at fair value	5,061,700	5,778,660
Convertible notes at fair value	45,244,210	10,491,792
Total current liabilities	80,388,098	45,235,937
Operating lease liability-long-term	3,703,756	4,295,743
Financing lease liability-long-term	—	21,165
Total Liabilities	84,091,854	49,552,845
Commitments and contingencies
Stockholders’ Equity:
Common stock, par value $0.001 per share, 36,000,000 shares authorized, 5,757,591 shares issued and outstanding as of March 31, 2025 and 3,843,341 shares issued and outstanding as of December 31, 2024 (presented on a reverse stock split-adjusted basis)*	5,757	3,843
Additional paid-in capital *	905,389,017	897,642,626
Accumulated deficit	(874,002,678)	(853,358,544)
Total stockholders’ equity	31,392,097	44,287,925
Total Liabilities and Stockholders’ Equity	$115,483,951	$93,840,770

* Periods presented have been adjusted to reflect the 2024 reverse stock split (1-for-20), which was effective June 17, 2024 and the 2025 reverse stock split (1-for-12.5) which was effective March 17, 2025. Additional information regarding the reverse stock splits may be found in Note 1 – Summary of Business and Significant Accounting Principles to this Condensed Consolidated Financial Statement in this Quarterly Report on Form 10-Q
See accompanying notes to the Condensed Consolidated Financial Statements.

Workhorse Group Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended March 31,
	2025	2024
Sales, net of returns and allowances	$640,922	$1,339,295
Cost of sales	5,164,763	7,442,778
Gross loss	(4,523,841)	(6,103,483)
Operating expenses
Selling, general and administrative	6,783,911	14,095,278
Research and development	1,529,019	3,527,911
Total operating expenses	8,312,930	17,623,189
Loss from operations	(12,836,771)	(23,726,672)
Interest income (expense), net	(5,252,228)	(1,164,593)
Change in fair value adjustment on convertible notes	(3,272,095)	(467,874)
Change in fair value adjustment on warrants	716,960	(3,796,648)
Loss before provision for income taxes	(20,644,134)	(29,155,787)
Provision for income taxes	—	—
Net loss	$(20,644,134)	$(29,155,787)

Net loss per share of common stock
Basic and Diluted*	$(4.68)	$(24.09)

Weighted average shares used in computing net loss per share of common stock
Basic and Diluted*	4,409,194	1,210,429

* Periods presented have been adjusted to reflect the 2024 reverse stock split (1-for-20), which was effective June 17, 2024 and the 2025 reverse stock split (1-for-12.5) which was effective March 17, 2025. Additional information regarding the reverse stock splits may be found in Note 1 – Summary of Business and Significant Accounting Principles to this Condensed Consolidated Financial Statement in this Quarterly Report on Form 10-Q
See accompanying notes to the Condensed Consolidated Financial Statements.

Workhorse Group Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)

	Common Stock		Additional Paid-in Capital*	Accumulated Deficit	Total Stockholders’ Equity
	Number of Shares*	Amount*
Balance as of December 31, 2024	3,843,341	$3,843	$897,642,626	$(853,358,544)	$44,287,925
Common stock issued under ATM	45,755	46	—	—	46
Common stock issued under Convertible Note	1,862,003	1,862	6,971,603	—	6,973,465
Stock options and vesting of restricted shares**	6,492	6	23,387		23,393
Stock based compensation**	—	—	751,401	—	751,401
Net loss for the year ended Net loss	—	—	—	(20,644,134)	(20,644,134)
Balance as of March 31, 2025	5,757,591	$5,757	$905,389,017	$(874,002,678)	$31,392,097

	Common Stock		Additional Paid-in Capital*	Accumulated Deficit	Total Stockholders’ Equity
	Number of Shares*	Amount*
Balance as of December 31, 2023	1,143,923	$1,144	$834,679,278	$(751,568,251)	$83,112,171
Common stock issued under ATM	39,236	39	1,242,609	—	1,242,648
Common stock issued under 2023 Warrant Exchange	34,000	34	2,847,466	—	2,847,500
Issuance of common stock under ELOC Purchase Agreement	48,000	48	3,123,952		3,124,000
Common stock issued under 2024 Securities Purchase Agreement	53,118	53	3,268,394	—	3,268,447
Stock options and vesting of restricted shares**	4,891	5	(163,521)	—	(163,516)
Stock-based compensation	—	—	3,148,308	—	3,148,308
Net loss	—	—	—	(29,155,787)	(29,155,787)
Balance as of March 31, 2024	1,323,168	$1,323	$848,146,486	$(780,724,038)	$67,423,772

* Periods presented have been adjusted to reflect the 2024 reverse stock split (1-for-20), which was effective June 17, 2024 and the 2025 reverse stock split (1-for-12.5) which was effective March 17, 2025. Additional information regarding the reverse stock splits may be found in Note 1 – Summary of Business and Significant Accounting Principles to this Condensed Consolidated Financial Statement in this Quarterly Report on Form 10-Q
**Net of tax payments related to shares withheld for option exercises and vested stock.

See accompanying notes to the Condensed Consolidated Financial Statements

Workhorse Group Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
	2025	2024
Cash flows from operating activities:
Net loss	$(20,644,134)	$(29,155,787)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,982,482	1,960,844
Stock-based compensation	751,401	3,370,204
Change in inventory and prepaid purchases reserve	253,432	2,074,785
Non-cash lease expense	366,740	111,363
Non-cash change in fair value loss of convertible notes	2,152,418	(3,427,534)
Non-cash change in fair value of warrants	(716,960)	3,769,648
Non-cash payment of convertible notes	1,073,465	2,800,000
Original issuance discount - non-cash fees on convertible notes	4,812,500	1,125,000
Effects of changes in operating assets and liabilities:
Accounts receivable	508,272	2,702,322
Inventory, net	276,658	(6,470,772)
Prepaid expenses and other current assets	149,351	(36,216)
Accounts payable and accrued liabilities	860,638	4,540,735
Deferred revenue	—	(24,750)
Warranty liability	20,147	(1,303,420)
Net cash used in operating activities	(8,153,590)	(17,963,578)

Cash flows from investing activities:
Capital expenditures	(17,866)	(3,025,775)
Net cash used in investing activities	(17,866)	(3,025,775)
Cash flows from financing activities:
Proceeds from convertible notes	33,687,500	—
Payments on convertible notes	—	(12,125,000)
Proceeds from issuance of common stock	406,963	4,366,649
Payments on finance lease	—	(206,265)
Exercise of options and restricted share award activity	23,393	(163,516)
Net cash provided by (used in) financing activities	34,117,856	(8,128,132)

Change in cash and cash equivalents and restricted cash	25,946,400	(29,117,485)
Cash and cash equivalents and restricted cash, beginning of the period	4,644,938	35,845,915
Cash and cash equivalents and restricted cash, end of the period	$30,591,338	$6,728,430

See accompanying notes to the Condensed Consolidated Financial Statements.

Workhorse Group Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1.SUMMARY OF BUSINESS AND SIGNIFICANT ACCOUNTING PRINCIPLES
Overview

Workhorse Group Inc. (“Workhorse”, the “Company”, “we”, “us”, or “our”) is an American technology company with a vision to pioneer the transition to zero-emission commercial trucks. Our primary focus is to provide robust, sustainable and cost-effective solutions to the commercial transportation sector. We design, develop, manufacture and sell fully electric trucks.

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

Pursuant to the requirements of the Financial Accounting Standard Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 205-40, Presentation of Financial Statements - Going Concern (“ASC 205-40”), management must evaluate whether there are conditions and events, considered in aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern for at least one year after the date that these Condensed Consolidated Financial Statements are issued. In accordance with ASC 205-40, management’s analysis can only include the potential mitigating impact of management’s plans that have not been fully implemented as of the issuance date if (a) it is probable that management’s plans will be effectively implemented on a timely basis, and (b) it is probable that the plans, when implemented, will alleviate the relevant conditions or events that raise substantial doubt about the Company’s ability to continue as a going concern.

We had sales of $0.6 million, incurred a net loss of $20.6 million and used $8.2 million of cash in operating activities during the three months ended March 31, 2025. As of March 31, 2025, we had $2.6 million of cash and cash equivalents and $27.9 million in restricted cash, net accounts receivable of $27,297, other receivables of $0.1 million, inventory, net of $41.3 million and accounts payable of $11.1 million. As of March 31, 2025, the Company had negative working capital of $2.8 million and an accumulated deficit of $874.0 million.

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
•Receiving proceeds from our current financing arrangements, including through our 2024 Securities Purchase Agreement (as defined below).
•A possible sale-leaseback transaction of our Union City, IN production facility.

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

Our revenues from operations are unlikely to be sufficient to meet our liquidity requirements for the twelve months following the date of the issuance of our Condensed Consolidated Financial Statements, and, accordingly, our ability to continue as a going concern depends on our ability to obtain and receive proceeds from third-party financing. We currently expect that our primary source of third-party financing will be the proceeds of the Tenth Additional 2024 Note (as defined below), which we issued under our 2024 Securities Purchase Agreement. As of May 14, 2025, approximately $7.1 million of the proceeds of the Tenth Additional 2024 Note had been released from the lockbox account and approximately $24.4 million of such proceeds remain in the lockbox account and will be available to us only upon satisfaction or waiver of the conditions described below. Accordingly, there can be no assurance that any or all of such proceeds will be available to us on a timely basis or ever.

Under the ATM Agreement, we may offer and sell shares of our Common Stock having an aggregate sales price of up to $175.0 million, at amounts and times determined by management. During the year ended December 31, 2024, we issued 0.2 million shares under the ATM Agreement for net proceeds of $4.2 million, as adjusted for our 2025 Reverse Stock Split (as defined below). During the three months ended March 31, 2025, no shares were issued under the ATM Agreement, In comparison, during the same period in 2024, we issued 39,200 shares under the ATM Agreement, for net proceeds of $2.7 million. As of March 31, 2025, approximately $95.0 million remains available under the ATM Agreement. Certain of our other existing financing arrangements place certain conditions and restrictions on the use of our ATM Agreement. Rules under Form S-3 affecting issuers with a public float of less than $75 million may significantly limit our ability to make issuances and sales under our ATM Agreement going forward, as well.

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
These conditions raise substantial doubt regarding our ability to continue as a going concern for a period of at least one year from the date of issuance of these accompanying Condensed Consolidated Financial Statements.

In order to manage liquidity and operating capital, the Company has taken or plans to take the actions described below.

Financings under the 2024 Securities Purchase Agreement

As part of management's plan to raise capital to fund operations, we have entered into a financing arrangement that makes liquidity available in both the short term and over time. On March 15, 2024, we entered into a securities purchase agreement (the “2024 Securities Purchase Agreement”) with an institutional investor (the "Investor") under which we agreed to issue and sell, in one or more registered public offerings by the Company directly to the Investor in multiple tranches over a period beginning on March 15, 2024, (i) senior secured convertible notes for up to an aggregate principal amount of $139.0 million (the “2024 Notes”) that are convertible into shares of the Company’s common stock, par value of $0.001 per share (the “Common Stock”) and (ii) warrants (the “ 2024 Warrants”) to purchase shares of Common Stock.

During the three months ended March 31, 2025, the Company issued and sold to the Investor (i) 2024 Notes in the original principal amount of $38.5 million and (ii) 2024 Warrants to purchase up to 4.4 million shares of Common Stock (following adjustment for our 2025 Reverse Stock Split). As of March 31, 2025, we had issued and sold to the Investor (i) 2024 Notes in the aggregate original principal amount of $77.0 million and (ii) 2024 Warrants to purchase up to 5.7 million shares of Common Stock pursuant to the 2024 Securities Purchase Agreement (following adjustment in connection with our 2024 Reverse Stock Split and our 2025 Reverse Stock Split).

As described in our Current Report on Form 8-K filed with the SEC on February 12, 2025. we issued a 2024 Note in aggregate principal amount of $35.0 million (the "Tenth Additional 2024 Note") which is governed by a lockbox letter entered into between the Company and the Investor (the "Lockbox Letter"). Pursuant to the Lockbox Letter, the net proceeds of $30.6 million, after a 12.5% original issue discount and related fees and expenses, were deposited into a lockbox account under the control of the collateral agent under the 2024 Securities Purchase Agreement. Funds may be released from the lockbox account from time to time (i) in an amount corresponding to the principal amount converted, if the investor converts any portion of the Tenth Additional 2024 Note; (ii) in the amount of $2.6 million each calendar month, if we satisfy the conditions of a Market Release Event (as defined in the Lockbox Letter), including minimum Common Stock price and trading volume conditions; or (iii) otherwise, with the consent of the Investor. As of May 14, 2025, approximately $7.1 million of the net proceeds of the Tenth Additional 2024 Note had been released from the lockbox account. Additionally, on May 14, 2025, the investor notified the Company that it consented to the release of an additional $2.5 million from the lockbox account. Subject to the satisfaction of certain conditions in the Lockbox Letter, the Company expects to receive such funds, less fees and expenses, on or about May 19, 2025. Although we expect that we will receive additional funds held in the lockbox account during the term of the Tenth Additional 2024 Note, it is possible that the foregoing events will not occur with respect to some or all of the principal amount of the Tenth Additional 2024 Note and that, accordingly, we will not be able to draw any or all of the remaining funds in the lockbox account. Furthermore, there is no assurance that we will receive any additional proceeds beyond those from the Tenth Additional 2024 Note under the 2024 Securities Purchase Agreement.

As of March 31, 2025, $40.0 million aggregate principal amount remained outstanding under the 2024 Notes, and no shares had been issued pursuant to the 2024 Warrants. Upon our filing of one or more additional prospectus supplements, and our satisfaction of certain other conditions, as of March 31, 2025, the 2024 Securities Purchase Agreement contemplates additional closings of 2024 Notes of up to $62.0 million in aggregate principal amount of additional 2024 Notes and corresponding 2024 Warrants. Rules under Form S-3 affecting issuers with a public float of less than $75 million may significantly limit our ability to make issuances and sales under our ATM Agreement going forward, as well.

Possible Sale Leaseback of Union City, Indiana Manufacturing Facility

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

Cost-saving Measures

As previously disclosed, a key part of management’s plan to improve liquidity and meet working capital needs involves reducing operating costs to lower cash usage and ease pressure on available liquidity. Many of the cost-saving measures implemented in 2024 have continued to yield benefits through the quarter ended March 31, 2025, including the items discussed below.

•Completed a reduction in force (the “RIF”) pursuant to which we terminated approximately 20% of our total workforce, excluding direct labor. We have not incurred and do not expect to incur additional material costs in connection with the RIF.
•Furloughed employees at our Union City, IN manufacturing facility without pay
•Reducing expenses and limiting non-contracted capital expenditures.
•Raising capital to fund operations through our 2024 Securities Purchase Agreement.

We have reinstated certain furloughed employees to fulfill truck production requirements for the W56. However, there is still no assurance that all furloughed employees, including key personnel, will be available and willing to return to work or that we will be able to replace the employees who departed voluntarily.

In addition to the RIF and furlough actions, we have significantly reduced other operating costs during the first quarter of 2025 compared to the prior year period including, but not limited to, reductions in third-party consulting arrangements, lower research and development activities and associated internal and external costs related to new vehicle program development, consolidation of activities within back-office functions to take advantage of associated personnel attrition and other cost control actions.

We also substantially decreased the procurement of raw materials for future commercial vehicle production, which has notably affected the near-term production and availability of our W56 vehicle platform. Additionally, we are overdue on payments to certain suppliers for outstanding accounts payable. Certain purchased components for our trucks have supplier long-lead times of up to 24 weeks. While we are focused on the sale of existing inventory on hand, in the event of an increase in market demand for our W56 vehicle, we may not have sufficient cash resources to fund working capital requirements without support from our customer and supplier base, or the availability of additional third-party financing arrangements. We are currently working with certain of our suppliers to extend or restructure the payment terms of its outstanding accounts payable as well as terms and conditions related to the purchase of materials necessary for future production.

Management plans to continue to seek additional opportunities to reduce costs and, in particular, cash expenditures, in a manner intended to minimize their adverse impact on our core operations. Management intends to continue to maintain a significantly reduced capital expenditures and only allocate capital for manufacturing equipment and tooling, as needed for future production to support firm orders. There can be no assurance that the measures described above, or any other cost-saving measures we may implement in the future will be sufficient to address our immediate or longer-term liquidity and working capital needs. Moreover, it is possible that such measures will have an adverse effect on our operations.

Aero Drone Design and Manufacturing Operations

Management’s plan also included a decision to cease the production operations of our drone design and manufacturing business and transition exclusively to operating as a Drones as a Service business, as previously disclosed in the 2024 Form 10-K. On June 6, 2024, the Company completed the previously disclosed divestiture of its Aero business (the “Aero Divestiture”) to a third party, to concentrate on its commercial electric vehicle business. The Aero Divestiture has provided an estimated monthly cost savings of approximately $0.4 million. Under the agreement’s earn-out provisions, the Company will receive a portion of the proceeds if the Aero business realizes positive net cash flow but we cannot predict whether or when we would receive such payments. The loss on the Aero Divestiture was $0.7 million of which $0.4 million was included in Selling, general and administrative expenses and $0.3 million in Cost of sales in the 2024 Consolidated Statement of Operations for the year ended December 31, 2024.

NASDAQ Listing Requirements and Reverse Stock Split

As previously disclosed, on October 2, 2024, we received notice from Nasdaq indicating that the closing bid price for our Common Stock had fallen below $1.00 for 30 consecutive trading days and therefore we were no longer in compliance with the $1.00 minimum bid requirement (the “Minimum Bid Requirement”). On March 17, 2025, we effectuated a 1-for-12.5 reverse stock split of our authorized shares and outstanding shares of Common Stock (the "2025 Reverse Stock Split"). We adjusted the exercise price, number of shares issuable on exercise or vesting and/or other terms of our outstanding stock options, warrants, restricted stock, and restricted stock units to reflect the effects of the 2025 Reverse Stock Split. The 2025 Reverse Stock Split was intended to allow us to regain compliance with the Minimum Bid Requirement, and we received notification from Nasdaq Capital Markets on April 1, 2025, that we had regained compliance with the Minimum Bid Requirement.

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

Basis of Presentation and Consolidation

The accompanying unaudited Condensed Consolidated Financial Statements include the accounts of Workhorse Group Inc. and its subsidiaries, with all intercompany transactions and balances having been eliminated. The Company prepared the Condensed Consolidated Financial Statements in accordance with United States generally accepted accounting principles (“GAAP”) and the rules and regulations of the United States Securities and Exchange Commission (the “SEC”) and, in the Company's opinion, reflect all necessary adjustments, including normal recurring items that are necessary.

The Company operates as a single reporting segment under ASC 280, Segment Reporting, ("ASC 280"), consistent with how management evaluates and prioritizes investment and resource allocation decisions and assesses operating performance.

These Condensed Consolidated Financial Statements and the notes thereto for the periods presented have been adjusted to reflect the Company’s June 17, 2024 1-for-20 reverse stock split (the “2024 Reverse Stock Split”) and the 2025 Reverse Stock Split, a 1-for-12.5 reverse stock split effective March 17, 2025, in each case of its issued and outstanding shares of Common Stock.

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

In the opinion of our management, the unaudited Condensed Consolidated Financial Statements have been prepared on a basis consistent with the audited Consolidated Financial Statements and include all adjustments necessary for the fair presentation of

Workhorse’s financial condition, results of operations and cash flows for the interim periods presented. Such adjustments are of a normal, recurring nature. The results of operations and cash flows for the interim periods presented may not necessarily be indicative of full-year results. Reference should be made to the Consolidated Financial Statements contained in our 2024 Form 10-K.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, costs and expenses and related disclosures in the accompanying notes.

Reclassifications

The Company reclassified certain prior-period amounts on the Condensed Consolidated Balance Sheets to conform to the current-period presentation. These reclassifications had no impact on net income (loss), total assets, or total liabilities.

2.    INVENTORY, NET

Inventory, net consisted of the following:

	March 31, 2025	December 31, 2024
Raw materials	$30,231,876	$30,495,263
Work in process	1,845,316	2,333,989
Finished goods	21,062,826	20,587,424
	53,140,018	53,416,676
Less: inventory reserves	(11,831,088)	(11,577,656)
Inventory, net	$41,308,930	$41,839,020
We reserve inventory for any excess or obsolete inventories or when we believe the net realizable value of inventories is less than the carrying value. As of March 31, 2025, and December 31, 2024, we carried inventory reserves of $11.8 million and $11.6 million, respectively. The increase in inventory reserves was primarily attributable to excess inventory due to slower than anticipated truck sales offset by our efforts to convert our on-hand inventory into finished goods, as well as sell and dispose of inventory that has been fully reserved.
During the three months ended March 31, 2025, and March 31, 2024, we recorded net write-downs of $0.3 million and $1.6 million, respectively, in Cost of sales in the Condensed Consolidated Statements of Operations.
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

We recorded our investment at cost less impairment, if applicable. In accordance with FASB ASC Topic 321, Investments - Equity Securities, we assessed our investment for impairment at each reporting period to determine if the fair value declined below its cost basis and if the impairment is other than temporary.

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

The impairment of our investment did not release the Company from its obligation to perform assembly services under the Assembly Services Agreement and, accordingly, the Company continues to be obligated to perform assembly services and carry the balance of such obligations in Deferred revenue in the Condensed Consolidated Balance Sheets. As of March 31, 2025, and December 31, 2024, deferred revenue related to the Assembly Services Agreement was $4.7 million.

4.    PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consisted of the following:

	March 31, 2025	December 31, 2024
Prepaid purchases	$6,667,634	$6,721,097
Less: prepaid purchases reserve	(3,625,933)	(3,625,933)
Prepaid purchases, net	3,041,701	3,095,164
Prepaid insurance	1,011,281	1,452,542
Right of return asset	877,587	877,587
Other	545,970	440,597
Prepaid expenses and other current assets	$5,476,539	$5,865,890

Prepaid purchases consist of deposits made to our suppliers for non-recurring engineering costs and production parts. As of March 31, 2025 and December 31, 2024, net prepaid purchases primarily consisted of deposits for direct materials associated with our W4 CC and W750 trucks.

5.    REVENUE
The following table provides a summary of sales activity for the periods indicated:

	Three Months Ended March 31,
	2025	2024
Vehicles	$351,500	$568,296
Services, parts and accessories	289,422	770,999
Total revenues	$640,922	$1,339,295

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
Services, Parts and Accessories
Services, parts and accessories revenue consists of non-warranty after-sales vehicle services, body shop and parts, and assembly services. It also includes revenue generated from operating our Stables by Workhorse route, and other service revenue. We recognize revenue related to sales of service, parts and other accessories when we transfer control of the items. For the majority of vehicles, parts, and accessories, we transfer control and recognize a sale when we ship the product from our manufacturing facility to our customer (dealers and distributors). We recognize service revenue upon the transfer of control to the customer, which is generally at the time the service is completed.
For the three months ending March 31, 2025 and 2024, two entities represented 10% or more of our total revenues.

Deferred Revenue

Deferred revenue related to our Assembly Services Agreement with Tropos Technologies, Inc and sales of select vehicles consisted of the following:

	March 31,	December 31,
	2025	2024
Deferred revenue, beginning of period	$6,350,581	$4,714,331
Additions	—	2,265,000
Revenue recognized	—	(628,750)
Deferred revenue, end of period	$6,350,581	$6,350,581
Less: current portion	6,350,581	6,350,581
Long-term deferred revenue, end of period	$—	$—

6.    ACCRUED AND OTHER CURRENT LIABILITIES

Accrued and other current liabilities consisted of the following:

	March 31, 2025	December 31, 2024
UPS allowance	$1,412,500	$1,412,500
Compensation and related costs	5,528,100	4,507,561
Sales returns and allowances	1,102,005	1,102,005
Accrued interest	433,508	167,388
Supplier allowance	1,024,518	1,024,518
Other	509,159	517,943
Total accrued and other current liabilities	$10,009,790	$8,731,915

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
Although we believe the estimates and judgments discussed herein are reasonable, actual results could differ, and we may be exposed to increases or decreases in our warranty liability accrual that could be material. Change in the Accrued warranty liability consisted of the following:

	Three Months Ended March 31,
	2025	2024
Warranty liability, beginning of period	$861,409	$1,902,647
Warranty costs incurred	(122,745)	(85,194)
Provision for warranty(1)	142,892	(1,218,226)
Warranty liability, end of period	$881,556	$599,227

(1) The negative provision in 2024 is a result of the expiration of the warranty liability related to non-current truck models
7.    DEBT
A reconciliation of the fair value of convertible notes is as follows:

	March 31, 2025	December 31, 2024
Fair value of convertible notes, beginning of period	$10,491,792	$20,180,100
Fair value of convertible notes issued during period	61,262,898	57,078,214
Payments on convertible notes	—	(20,180,100)
Change in fair value of convertible notes (1)	(17,091,207)	(2,621,234)
Fair value of convertible notes exchanged for common stock	(9,419,273)	(43,965,188)
Fair value of convertible notes, end of period	$45,244,210	$10,491,792
(1) The Company recognizes changes in fair value of convertible notes for Common Stock, net in the Condensed Consolidated Statements of Operations.

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

As of March 31, 2025, the Company issued and sold to the Investor (i) 2024 Notes in the original principal amount of $77.0 million and (ii) 2024 Warrants to purchase up to 5.7 million shares of Common Stock pursuant to the 2024 Securities Purchase Agreement (following adjustment in connection with the Company’s 2024 Reverse Stock Split and 2025 Reverse Stock Split). As of March 31, 2025, $45.2 million fair value aggregate principal amount remained outstanding under the 2024 Notes, and no shares had been issued pursuant to the 2024 Warrants.

No 2024 Notes may be converted and no 2024 Warrants may be exercised to the extent that such conversion or exercise would cause the then holder of such 2024 Notes or 2024 Warrants to become the beneficial owner of more than 9.99% of the Company’s then outstanding Common Stock, after giving effect to such conversion or exercise.

2024 Notes

The 2024 Notes were issued with original issue discount of 12.5%, resulting in $67.2 million of net proceeds to the Company before fees and expenses as of March 31, 2025. The 2024 Notes are or will be senior, secured obligations of the Company, ranking senior to all other unsecured indebtedness, subject to certain limitations and are unconditionally guaranteed by each of the Company’s subsidiaries, pursuant to the terms of a certain security agreement and subsidiary guarantee. The 2024 Notes are issued pursuant to the Company’s Indenture with U.S. Bank Trust Company, National Association, as trustee, and supplemental indentures thereto.

Each 2024 Notes bears interest at a rate of 9.0% per annum, payable in arrears on the first trading day of each calendar quarter, at the Company’s option, either in cash or in-kind by compounding and becoming additional principal. Upon the occurrence and during the continuance of an event of default, the interest rate will increase to 18.0% per annum. Unless earlier converted or redeemed, each 2024 Notes will mature on the one-year anniversary of the date of issuance, subject to extension at the option of the holders in certain circumstances as provided therein.

All amounts due under any 2024 Notes are convertible at any time, in whole or in part, at the option of the Investors into shares of Common Stock at a conversion price equal to the applicable Reference Price set forth in such 2024 Note or (b) the greater of (x) the applicable Floor Price set forth in such 2024 Notes and (y) 87.5% of the volume weighted average price of the Common Stock during the ten trading days ending and including the trading day immediately preceding the delivery or deemed delivery of the applicable conversion notice, as elected by the converting holder. The Reference Price and Floor Price are subject to customary adjustments upon any stock split, stock dividend, stock combination, recapitalization or similar event. The Reference Price is also subject to full-ratchet adjustment in connection with a subsequent offering at a per share price less than the Reference Price then in effect. Subject to the rules and regulations of Nasdaq, we have the right, at any time, with the written consent of the Investor, to lower the reference price to any amount and for any period of time deemed appropriate by our board of directors. Upon the satisfaction of certain conditions, we may prepay any 2024 Notes upon 15 business days’ written notice by paying an amount equal to the greater of (i) the face value of the 2024 Notes at premium of 25% (or 75% premium, during the occurrence and continuance of an event of default, or in the event certain redemption conditions are not satisfied) and (ii) the equity value of the shares of Common Stock underlying the 2024 Notes. The equity value of our Common Stock underlying the 2024 Notes is calculated using the two greatest volume weighted average prices of our Common Stock during the period immediately preceding the date of such redemption and ending on the date we make the required payment.

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

Under certain circumstances, including a change of control, the Investor may cause us to redeem all or a portion of the then-outstanding amount of principal and interest on any 2024 Notes in cash at the greater of (i) the face value of the amount of 2024 Notes to be redeemed at a 25% premium or 10% premium with respect to amounts held in the lockbox account (or at a 75% premium, if certain redemption conditions are not satisfied or during the occurrence and continuance of an event of default), (ii)

the equity value of our Common Stock underlying such amount of 2024 Notes to be redeemed and (iii) the equity value of the change of control consideration payable to the holder of our Common Stock underlying such 2024 Notes.

In addition, during an event of default, the Investor may require us to redeem in cash all, or any portion, of any outstanding 2024 Notes at the greater of (i) the face value of our Common Stock underlying such 2024 Notes at a 75% premium and (ii) the equity value of our Common Stock underlying such 2024 Notes. In addition, during a bankruptcy event of default, we shall immediately redeem in cash all amounts due under the 2024 Notes at a 75% premium unless the Investor of such 2024 Notes waives such right to receive payment. Further, upon the sale of certain assets, the Investor may cause a redemption at a premium, including upon consummation of the Sale Leaseback if the redemption conditions are not satisfied. The 2024 Notes also provide for purchase and participation rights in the event of a dividend or other purchase right being granted to the holders of Common Stock.

As of March 31, 2025, $40.0 million in aggregate principal amount remained outstanding under the 2024 Notes. Of this amount, $27.4 million is considered restricted cash, resulting in a net outstanding aggregate principal amount of $12.6 million.

During the three months ended March 31, 2025, the Investor converted $5.9 million of principal into Common Stock, and we recorded a net $1.6 million fair value net gain in the Condensed Consolidated Statements of Operations.

As of March 31, 2025, the estimated fair value of the 2024 Notes totaled $45.2 million. The fair value was computed using a Monte Carlo Simulation Model which incorporates significant inputs that are not observable in the market and thus represents a Level 3 fair value measurement. The unobservable inputs utilized for measuring the fair value of the 2024 Notes reflect our assumptions about the assumptions that market participants would use in valuing the 2024 Notes as of the issuance date and subsequent reporting period.

We determined the fair value by using the following key inputs to the Monte Carlo Simulation Model:

Issuance Date	December 16, 2024
Maturity Date	December 16, 2025
Principal Balance as of the Valuation Date	$3,500,000
Risk-Free Rate (Annual)	3.8%
Corporate Bond Yield	24.7%
Volatility (Annual)	95.0%
Outstanding Principal	$3,008,413

Issuance Date	January 27, 2025
Maturity Date	January 27, 2026
Principal Balance as of the Valuation Date	$3,500,000
Risk-Free Rate (Annual)	3.8%
Corporate Bond Yield	24.7%
Volatility (Annual)	95.0%
Outstanding Principal	$2,723,970

Issuance Date	February 12, 2025
Maturity Date	February 12, 2026
Principal Balance as of the Valuation Date	$35,000,000
Risk-Free Rate (Annual)	3.8%
Corporate Bond Yield	24.7%
Volatility (Annual)	95.0%
Outstanding Principal	$34,267,617

As of March 31, 2025, the Company was in compliance with the debt terms and associated covenants under the 2024 Notes.

Warrants Exercisable
During the three months ended March 31, 2025, the Company issued 2024 Warrants to purchase 4.4 million shares of Common Stock at an exercise price of $8.75 per share (following adjustment in connection with the Company’s 2024 Reverse Stock Split and 2025 Reverse Stock Split). The exercise price of the outstanding 2024 Warrants is subject to adjustment to a price based on the then-current market price of the Common Stock upon the occurrence of certain Stock Combination Events, including, without limitation, a reverse split of the Common Stock. We expect that such an adjustment may be required as a result of the 2025 Reverse Stock Split and that any such adjustment would affect the fair value of the 2024 Warrants. As of March 31, 2025, no shares had been issued pursuant to the 2024 Warrants.

Under the 2024 Warrants, the Investor has a purchase right that allows the Investor to participate in transactions in which the Company issues or sells certain securities or other property to holders of Common Stock, allowing the Investor to acquire, on the terms and conditions applicable to such purchase rights, the aggregate purchase rights which the holder would have been able to acquire if the holder held the number of shares of Common Stock acquirable upon exercise of the 2024 Warrants.

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

As of March 31, 2025, the estimated fair value of the 2024 Warrants as of each respective issuance date totaled $5.1 million. For the three months ending March 31, 2025, we recorded a $0.7 million net fair value gain, compared to a $3.8 million net fair value loss for the same period in 2024, in Change in fair value of warrants in the Condensed Consolidated Statement of Operations related to the 2024 Warrants. The fair value of the 2024 Warrants was measured using the Black Scholes model approach.

Significant inputs to the model at each respective issuance date and March 31, 2025, were as follows:

Valuation Assumptions	March 31, 2025	Initial Recognition on March 15, 2024
Fair Value	$90,623	$4,749,754
Stock Price	$1.84	$5.32
Strike Price	$87.50	$7.00
Volatility (annual)	90.0%	45.0%
Risk-Free Rate	4.1%	4.2%
Estimated time to expiration (years)	8.96	10
Dividend Yield	0.0%	0.0%

Valuation Assumptions	March 31, 2025	Initial Recognition on May 10, 2024
Fair Value	$97,030	$3,706,121
Stock Price	$1.84	$3.60
Strike Price	$73.58	$5.89
Volatility (annual)	85.0%	50.0%
Risk-Free Rate	4.1%	4.4%
Estimated time to expiration (years)	9.11	10.00
Dividend Yield	0.0%	0.0%

Valuation Assumptions	March 31, 2025	Initial Recognition on May 29, 2024
Fair Value	$109,034	$4,099,389
Stock Price	$1.84	$3.80
Strike Price	$73.58	$5.89
Volatility (annual)	85.0%	45.0%
Risk-Free Rate	4.1%	4.5%
Estimated time to expiration (years)	9.16	10
Dividend Yield	0.0%	0.0%

Valuation Assumptions	March 31, 2025	Initial Recognition on July 18, 2024
Fair Value	$187,682	$2,901,545
Stock Price	$1.84	$1.89
Strike Price	$36.58	$2.93
Volatility (annual)	85.0%	50.0%
Risk-Free Rate	4.1%	4.1%
Estimated time to expiration (years)	9.30	10
Dividend Yield	0.0%	0

Valuation Assumptions	March 31, 2025	Initial Recognition on August 23, 2024
Fair Value	$216,526	$1,200,626
Stock Price	$1.84	$0.78
Strike Price	$13.88	$1.11
Volatility (annual)	75.0%	45.0%
Risk-Free Rate	4.1%	3.7%
Estimated time to expiration (years)	9.40	10
Dividend Yield	0.0%	0

Valuation Assumptions	March 31, 2025	Initial Recognition on September 30, 2024
Fair Value	$329,605	$2,252,786
Stock Price	$1.84	$0.87
Strike Price	$15.86	$1.27
Volatility (annual)	75.0%	50.0%
Risk-Free Rate	4.1%	3.7%
Estimated time to expiration (years)	9.50	10
Dividend Yield	0.0%	0

Valuation Assumptions	March 31, 2025	Initial Recognition on February 12, 2025
Fair Value	$4,031,200	$16,416,923
Stock Price	$1.84	$6.61
Strike Price	$8.75	$8.75
Volatility (annual)	65.0%	45.0%
Risk-Free Rate	4.1%	4.5%
Estimated time to expiration (years)	9.87	10
Dividend Yield	0.0%	0
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

If a warrant does not meet the conditions for stockholders’ equity (deficit) classification, it is carried in the Condensed Consolidated Balance Sheets as a warrant liability measured at fair value, with subsequent changes in the fair value of the warrant recorded in other non-operating losses (gains) in the Condensed Consolidated Statements of Operations. If a warrant meets both conditions for equity classification, the warrant is initially recorded, at its relative fair value on the date of issuance, in stockholders’ equity (deficit) in the Condensed Consolidated Balance Sheets, and the amount initially recorded is not subsequently remeasured at fair value.

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
Lease right-of-use assets consisted of the following:

	March 31, 2025	December 31, 2024
Operating leases	$6,512,085	$3,247,548
Finance leases	—	4,008,510
Total lease right-of-use assets	$6,512,085	$7,256,058

Lease liabilities consisted of the following:

	March 31, 2025	December 31, 2024
Operating leases	$5,452,105	$5,280,150
Finance leases	$—	$549,188
Total Lease Liabilities	5,452,105	5,829,338
Less current portion Operating	(1,748,349)	(984,407)
Less current portion Financing	—	(528,023)
Long-term portion	$3,703,756	$4,316,908
During the quarter ended March 31, 2025, the Company reassessed the classification of a previously reported financing lease in accordance with ASC 842 and determined that the lease should be reclassified as an operating lease due to changes in the underlying lease terms. The reclassification resulted in a decrease in lease liabilities and right-of-use assets associated with financing leases and a corresponding increase in those associated with operating leases.

9.    FAIR VALUE MEASUREMENTS

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

	March 31, 2025				December 31, 2024
	Fair Value	Level 1	Level 2	Level 3	Fair Value	Level 1	Level 2	Level 3
Warrant liability	$5,061,700	$—	$—	$5,061,700	$5,778,660	$—	$—	$5,778,660
Convertible notes	$45,244,210	$—	$—	$45,244,210	$10,491,792	$—	$—	$10,491,792

The following table presents a roll-forward of the fair value of the convertible notes payable, derivative liability, derivative asset and warrant liability that will continue to be measured at fair value on a recurring basis for which fair value is determined based on significant inputs not observable in the market, which represents a Level 3 measurement within the fair value hierarchy as of March 31, 2025.

	Convertible Notes Payable	Warrant Liability
Balance at December 31, 2024	$10,491,792	$5,778,660
Fair value issued during period	61,262,898	16,416,923
Repayments of convertible notes	—	—
Change in fair value during the period	(17,091,207)	(17,133,883)
Conversion to common stock	(9,419,273)	—
Balance at March 31, 2025	$45,244,210	$5,061,700

As of March 31, 2025, there have been no changes in the valuation methodologies or classification of our Level 1 and Level 3 fair value measurements. The Company continues to utilize consistent approaches in determining the fair value of assets and liabilities categorized within these levels, in accordance with ASC 820.

10.    STOCK-BASED COMPENSATION
We maintain, as approved by the board of directors and the stockholders, the 2017 Incentive Stock Plan, the 2019 Incentive Stock Plan, and 2023 Long-Term Incentive Plan (collectively, the “Plans”) providing for the issuance of stock-based awards to employees, officers, directors or consultants of the Company. Non-qualified stock options may only be granted with an exercise price equal to the market value of our Common Stock on the grant date. The Plans collectively authorize the Company to issue up to 1.4 million shares of Common Stock. Total shares remaining available for stock incentive grants under the Plans totaled approximately 0.2 million as of March 31, 2025. We have granted stock options, restricted stock awards (“RSAs”), restricted stock units (“RSUs”), and performance share units (“PSUs”) under the Plans.
The Company effected the 2024 Reverse Stock Split on June 17, 2024, and the 2025 Reverse Stock Split on March 17, 2025. While the 2024 Reverse Stock Split did not impact the authorized number of shares of Common Stock, the 2025 Reverse Stock Split resulted in a reduction in the number of authorized shares by a factor of 12.5.
The Company adjusted the exercise price, number of shares issuable on exercise or vesting and/or other terms of its outstanding stock options, warrants, restricted stock, and restricted stock units to reflect the effects of the 2024 Reverse Stock Split and 2025 Reverse Stock Split. The number of shares of Common Stock available for issuance under the Company’s equity incentive plans was not affected.

Stock-based compensation expense
The following table summarizes stock-based compensation expense for the periods indicated:

	Three Months Ended March 31,
	2025	2024
Stock options	$—	$242,225
Restricted stock awards	623,189	1,986,651
Restricted stock units	$—	221,896
Performance-based restricted stock awards	128,212	919,433
Total stock-based compensation expense	$751,401	$3,370,204

Stock options
A summary of stock option activity for the three months ended March 31, 2025 is as follows:

	Number of Options	Weighted Average Exercise Price per Option	Weighted Average Remaining Contractual Life (Years)
Balance, Outstanding, beginning of year	1,186	$2,567.50	7.0
Exercised	—	—
Outstanding, end of quarter	1,186	$2,567.50	6.8
Exercisable, end of quarter	1,186	$2,567.50	6.8

As of March 31, 2025, there was no unrecognized compensation expense for unvested options.

Restricted stock awards
A summary of RSA activity for the three months ended March 31, 2025 is as follows:

	Number of Unvested Shares	Weighted Average Grant Date Fair Value per Share
Unvested restricted stock as of December 31, 2024	9,094	$460.33
Granted	—	—
Vested	5,181	548.56
Forfeited	7	297.50
Unvested restricted stock as of March 31, 2025	3,906	$343.47

Restricted stock units
A summary of RSU activity for the three months ended March 31, 2025 is as follows:

	Number of Unvested Shares	Weighted Average Grant Date Fair Value per Share
Balance, December 31, 2024	46,205	$79.25
Granted	—	—
Vested	15,406	—
Forfeited	—	—
Balance, March 31, 2025	30,799	$79.25

As of March 31, 2025, unrecognized compensation expense was $1.1 million for unvested RSA and RSU which is expected to be recognized over the next 0.9 years.

Performance share units

As of March 31, 2025, the number of unvested PSUs was 6,644.shares. The vesting of PSUs is conditioned upon achievement of certain performance objectives over a performance period ending December 31, 2024, and 2025 and 2026 as defined in each award agreement. For the PSUs issued in 2022 and 2023 with a performance period ending December 31, 2024 and 2025, fifty percent of the PSUs vest based upon the Company’s total shareholder return as compared to a group of peer companies (“TSR PSUs”), and fifty percent of the PSUs vest based upon our performance on certain measures including a cumulative adjusted EBITDA target (“EBITDA PSUs”). For the PSUs issued in 2024 with a performance period ending December 31, 2026, one hundred percent of the PSUs vest based upon our performance on a cumulative revenue target (“Revenue PSUs”). Depending on the actual achievement on the performance objectives, the grantee may earn between 0% and 200% of the target PSUs.

A summary of the activity for PSU awards with total shareholder return performance objectives for the three months ended March 31, 2025, is as follows:

	Number of Unvested Shares	Weighted Average Grant Date Fair Value per Share
Balance, December 31, 2024	47,299	$470.00
Granted	—	—
Vested	—	—
Forfeited	—	—
Balance, March 31, 2025	47,299	$470.00

As of March 31, 2025, unrecognized compensation expense was $0.4 million performance measures are expected to be met and vest and be recognized over the next 0.9 years.

A summary of the PSU awards with cumulative adjusted EBITDA targets for the three months ended March 31, 2025 is as follows:

Number of Unvested Shares
Balance, December 31, 2024	5,550
Granted	—
Vested	—
Forfeited	—
Balance, March 31, 2025	5,550
The fair value of PSUs is calculated based on the stock price on the date of grant. The stock-based compensation expense recognized each period is dependent upon our estimate of the number of shares that will ultimately vest based on the achievement of EBITDA-based performance conditions. Future stock-based compensation expense for unvested EBITDA PSUs will be based on the fair value of the awards as of the grant date. During the quarter ended March 31, 2025, we recorded an expense of $0.1 million related to unvested 2022 issued EBITDA PSUs. This expense reflects the fair value of the EBITDA PSUs that is expected to vest based on the achievement of the established performance targets. The future stock-based compensation expense for the 2023 issued unvested revenue PSUs will be based on the fair value of the awards as of the grant date which has not yet occurred, as the cumulative adjusted EBITDA target condition is not yet defined.
As of March 31, 2025, there were no PSU awards expensed as cumulative revenue targets have yet to be determined. The stock-based compensation expense recognized each period is dependent upon our estimate of the number of shares that will ultimately vest based on the achievement of revenue-based performance conditions. Future stock-based compensation expense for unvested revenue PSUs will be based on the fair value of the awards as of the grant date, which has not yet occurred, as the cumulative adjusted revenue target condition is not yet defined.

11.    STOCKHOLDERS’ EQUITY
Common Stock
We have one class of Common Stock, par value $0.001 per share. Each share of our Common Stock is entitled to one vote on all matters submitted to stockholders. The Company effected the 2024 Reverse Stock Split and 2025 Reverse Stock Split of the Company’s then issued and outstanding shares of Common Stock. The 2025 Reverse Stock Split did affect the number of authorized shares of Common Stock for issuance, and, as of March 31, 2025, our authorized shares of Common Stock for issuance was 36.0 million.
At-The-Market Sales Agreement
On March 10, 2022, we established an at-the-market equity program through our ATM Agreement. Under the ATM Agreement, we may offer and sell shares of our Common Stock having an aggregate sales price of up to $175.0 million.
During the three months ended March 31, 2025, no shares were issued under the ATM Agreement. During the three months ended March 31, 2024, we issued 39,200 shares under the program, generating net proceeds of $2.7 million. As of March 31, 2025, approximately $95.0 million remains available under the ATM Agreement. Certain of our other existing financing arrangements place certain conditions and restrictions on the use of our ATM Agreement. Form S-3 affecting issuers with a public float of less than $75 million may significantly limit our ability to make issuances and sales under our ATM Agreement going forward.
Preferred Stock
Workhorse has authorized 75.0 million shares of Series A Preferred Stock, par value $0.001 per share. Our certificate of incorporation provides that shares of preferred stock may be issued from time to time in one or more series. Our Board of Directors is authorized to fix the voting rights, if any, designations, powers, preferences, qualifications, limitations and restrictions thereof, applicable to the shares of preferred stock. As of March 31, 2025, there were no shares of Series A Preferred Stock issued and outstanding.
Warrants
In connection with the issuance of debt and Common Stock, we issued warrants to purchase shares of our Common Stock that have been classified as liabilities in the Condensed Consolidated Financial Statements. As of March 31, 2025, there were approximately 5.7 million Warrants outstanding.
12.    INCOME TAXES
As of March 31, 2025 and December 31, 2024, our net deferred tax liability was zero. Cumulative deferred tax assets are fully reserved as there is not sufficient evidence to conclude it is more likely than not the deferred tax assets are realizable. No current liability for federal or state income taxes has been included in these Condensed Consolidated Financial Statements due to the loss for the periods.

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

The following table presents the potentially dilutive shares that were excluded from the computation of diluted net loss per share of Common Stock, because their effect was anti-dilutive:

	Three Months Ended March 31,
	2025	2024*
Stock-based awards and warrants	5,747,823	90,785
Convertible notes	838,443	95,385
* Periods presented have been adjusted to reflect the 2024 reverse stock split (1-for-20), which was effective June 17, 2024 and the 2025 reverse stock split (1-for-12.5) which was effective March 17, 2025. Additional information regarding the reverse stock splits may be found in Note 1 – Summary of Business and Significant Accounting Principles to this Quarterly Report on Form 10-Q.

14.    RECENT ACCOUNTING PRONOUNCEMENTS
Adoption of New Accounting Standards
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
Pursuant to the Lockbox Letter entered into between the Company and the Investor in connection with the Tenth Additional Note, proceeds form the Tenth Additional 2024 Note, after fees and expenses, were deposited into a lockbox account under the control of the collateral agent under the Securities Purchase Agreement.

Funds may be released from the Lockbox Account from time to time (i) in an amount corresponding to the principal amount converted, if the Investor converts any portion of the Tenth Additional 2024 Note; (ii) in the amount of $2,625,000 each calendar month, if the Company satisfies the conditions of a Market Release Event (as defined in the Lockbox Letter), including minimum common stock price and trading volume conditions; or (iii) otherwise, with the consent of the Investor.

On April 17, 2025, the Investor notified the Company that it consented to the release of $3.0 million from the Lockbox Account. The Company received the released funds, less fees and expenses, in the amount of $3.0 million on April 17, 2025. Additionally, on May 14, 2025, the investor notified the Company that it consented to the release of an additional $2.5 million from the lockbox account. Subject to the satisfaction of certain conditions in the Lockbox Letter, the Company expects to receive such funds, less fees and expenses, on or about May 19, 2025.
17.    SUPPLEMENTAL CASH FLOW INFORMATION

During the three months ended March 31, 2025, the Company extinguished $5.9 million in principal on the 2024 Notes through the issuance of 2.4 million shares of Common Stock upon Investor conversion, compared to $2.8 million through the issuance of 57,470 shares during the same period in 2024 (following adjustment in connection with the 2024 Reverse Stock Split and the 2025 Reverse Stock Split). This non-cash debt-to-equity transaction reduced short-term debt and increased stockholders’ equity (deficit), as reflected in the Condensed Consolidated Balance Sheets.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are an American technology company with a vision to pioneer the transition to zero-emission commercial trucks. Our primary focus is to provide robust, sustainable and cost-effective solutions to the commercial transportation sector. We design and manufacture all-electric trucks, including the technology that optimizes the way these trucks operate. We are focused on our core competency of bringing our electric delivery truck platforms to serve the last mile delivery market.

We continue to seek opportunities to grow the business organically, and by expanding relationships with existing and new customers. We believe we are well positioned to take advantage of long-term opportunities and continue our efforts to bring product innovations to market.

Going Concern; Financing

As discussed more fully under Note 1, Summary of Business and Significant Accounting Principles; Liquidity, Capital Resources, and Going Concern, above, and Liquidity and Capital Resources; Going Concern, in the notes to our Unaudited Condensed Consolidated Financial Statements included with this Quarterly Report on Form 10-Q, our ability to continue as a going concern is contingent upon successful execution of management’s intended plan over the next twelve months to improve the Company’s liquidity and working capital requirements.

On March 15, 2024, we entered into a securities purchase agreement (the “2024 Securities Purchase Agreement”) with an institutional investor (the "Investor") under which we agreed to issue and sell, in one or more registered public offerings by the Company directly to the Investor in multiple tranches over a period beginning on March 15, 2024, (i) senior secured convertible notes for up to an aggregate principal amount of $139.0 million (the “2024 Notes”) that are convertible into shares of the Company’s common stock, par value of $0.001 per share (the “Common Stock”) and (ii) warrants (the “ 2024 Warrants”) to purchase shares of Common Stock.

Pursuant to the 2024 Securities Purchase Agreement, during the three months ended March 31, 2025, the Company issued and sold to the Investor (i) 2024 Notes in the original principal amount of $38.5 million and (ii) 2024 Warrants to purchase up to
4.4 million shares of Common Stock pursuant to the 2024 Securities Purchase Agreement (following adjustment in connection with the Company’s 1-for-20 and 1-for-12.5 Reverse Splits).

As described in our Current Report on Form 8-K filed with the SEC on February 12, 2025, we issued a 2024 Note in aggregate principal amount of $35.0 million (the "Tenth Additional 2024 Note") is governed by a lockbox letter entered into between the Company and the Investor (the Lockbox Letter"). Pursuant to the Lockbox Letter, the net proceeds of $30.6 million, after a 12.5% original issue discount and related fees and expenses, were deposited into a lockbox account under the control of the collateral agent under the 2024 Securities Purchase Agreement. Funds may be released from the lockbox account from time to time (i) in an amount corresponding to the principal amount converted, if the Investor converts any portion of the Tenth Additional 2024 Note; (ii) in the amount of $2.6 million each calendar month, if we satisfy the conditions of a Market Release Event (as defined in the Lockbox Letter), including minimum Common Stock price and trading volume conditions; or (iii) otherwise, with the consent of the Investor. As of May 14, 2025, the Investor had released approximately $7.1 million from the lockbox account, and we had received net proceeds of approximately $6.0 million. Additionally, on May 14, 2025, the investor notified the Company that it consented to the release of an additional $2.5 million from the lockbox account. Subject to the satisfaction of certain conditions in the Lockbox Letter, the Company expects to receive such funds, less fees and expenses, on or about May 19, 2025. Although we expect that we will receive additional funds held in the lockbox account during the term of the Tenth Additional 2024 Note, it is possible that the foregoing events will not occur with respect to some or all of the principal amount of the Tenth Additional 2024 Note and that, accordingly, we will not be able to draw any or all of the remaining funds in the lockbox account.

Although the 2024 Securities Purchase Agreement contemplates the issuance of up to $62.0 million of additional 2024 Notes, we can issue such 2024 Notes only to the extent we can offer and sell them pursuant to a Registration Statement on Form S-3. Because the public float of our Common Stock is currently less than $75 million, SEC rules limit the amount of securities we can offer and sell on Form S-3, including the 2024 Notes, Common Stock and all other securities, to one-third of our public float in any twelve month period. Accordingly, our ability to obtain liquidity though public sales of securities, including pursuant to our ATM Agreement (as defined below) and the 2024 Securities Purchase Agreement, is substantially limited. In addition, the terms of our existing financing arrangements impose substantial restrictions on our ability to obtain additional financing.

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

These conditions raise substantial doubt regarding our ability to continue as a going concern for a period of at least one year from the date of issuance of the accompanying Condensed Consolidated Financial Statements.

Liquidity Improvement Measures

Another key element of management’s strategy to improve our liquidity and meet our working capital needs is the reduction of operating costs. This effort is intended, among other objectives, to ease the demands on our available liquidity. Accordingly, the below cost-saving measures implemented during 2024 have continued to deliver benefits through the quarter ended March 31, 2025.

•Completed a reduction in force (the “RIF”) pursuant to which we terminated approximately 20% of our total workforce, excluding direct labor. We have not incurred and do not expect to incur additional material costs in connection with the RIF.
•Furloughed employees at our Union City, IN manufacturing facility without pay.
•Reduced expenses and limited non-contracted capital expenditures.
•Raised capital to fund operations through our 2024 Securities Purchase Agreement.

We have reinstated certain furloughed employees to fulfill truck production requirements for the W56. However, there is still no assurance that all furloughed employees, including key personnel, will be available and willing to return to work or that we will be able to replace the employees who departed voluntarily.

Management plans to continue to seek additional opportunities to reduce costs and cash expenditures in a manner intended to minimize their adverse impact on our core operations. There can be no assurance that the measures described above, or any other cost-cutting measures we may implement in the future, will be sufficient to address our immediate or longer-term liquidity and working capital needs. Moreover, it is possible that such measures will have an adverse effect on our operations.

In addition to the RIF and furlough actions, we have significantly reduced other operating costs during the first quarter of 2025 compared to the same period a year ago including, but not limited to, reductions in third-party consulting arrangements, lower research and development activities and associated internal and external costs related to new vehicle program development, consolidation of activities within back-office functions to take advantage of associated personnel attrition and other cost control actions.

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

Trucks in Production

We continue to focus on product quality, manufacturing capacity and operational planning, and engineering and design to enable increased deliveries and deployments of our products and future revenue growth. During the first three months of 2025, we continued executing our strategic product roadmap for our electric truck offerings, including the production of the W56 and the development of the W56 208-inch wheelbase truck program in both strip chassis and step van variants. We continued to electrify the fleet of trucks being used in our Stables by Workhorse initiative, which operates FedEx Ground delivery routes in the greater Cincinnati, OH area. The electrification of the fleet provides us with firsthand data on the benefits and challenges of independent fleet operators experience while executing last-mile delivery operations. The initiative also provides valuable insights into how our customers can plan for and manage the transition to EV operations, including how to develop adequate charging infrastructure, training and maintenance services. In addition to our ongoing production ramp in 2025, we intend to continue to generate demand and brand awareness by improving our trucks’ performance and functionality, and by developing new truck programs, including new W56 variants. We expect to continue to benefit from ongoing electrification of the commercial truck market and in particular "last mile delivery" sector.

Recent Trends and Market Conditions

We continue to monitor macroeconomic conditions to remain flexible and to optimize and evolve our business as appropriate, in this uncertain environment and we will endeavor to project demand and infrastructure requirements globally and deploy our production, workforce and other resources accordingly.

Market Demand. Our sales during the first three months of 2025 were lower than the prior year period due to slower-than-anticipated industry wide electric truck adoption rates and lack of government subsidies and incentives available to our dealers as well as slower than expected roll-out of additional power to electric grids and the resulting effect on roll-outs of electric truck charging infrastructure, nationwide. Delayed governmental approvals in certain states and slower than expected proliferation of charging stations across the country have also adversely impacted demand. However, we expect adoption rates to accelerate in 2025, driven by more stringent state and federal emissions requirements and continued government subsidies and incentives that will continue to reduce cost barriers for EV ownership, including the approval for our W56 platform for the California’s Hybrid and Zero-Emission Truck and Bus Voucher Incentive Project ("HVIP") program through California Air Resource Board ("CARB"), providing buyers with an $85,000 base voucher per W56 truck purchased. The accelerated adoption rates are related to the enforcement of California’s Advanced Clean Fleets Regulation (“ACF Regulation”), which is contingent upon the Environmental Protection Agency (“EPA”) granting a waiver or determining that a waiver is not necessary. Under the Clean Air Act, California holds the unique authority to request a waiver of preemption, which typically restricts states from setting their own emissions standards for new motor trucks. The EPA’s role involves a thorough review of comments and an assessment to determine if the criteria for granting a waiver are satisfied. This regulatory landscape is a significant consideration for our operations and strategic planning.

Commodities. Commodity prices remain volatile, and we expect continued cost increases for key materials used in electric truck production, including lithium, cobalt, nickel, steel, and aluminum. Global demand shifts in supply and demand have caused uneven price trends across commodities, but overall we anticipate higher material costs. In addition, proposed tariffs measures under the new Presidential Administration could raise the cost of imported automotive parts and raw materials. Although these tariffs are evolving, we are actively monitoring developments and evaluating potential impacts on our supply chain, production costs, and pricing strategies.

Supply Chain. We continue to develop relationships with suppliers of key parts, components and raw materials to be used in the manufacture of our products such as batteries, electronics, and truck chassis that are sourced from suppliers across the world. As we continue to execute on our new truck programs, we will continue to identify supplier relationships and truck program synergies which may allow us to take advantage of pricing efficiencies from economies of scale. Where available, we will utilize multiple supply sources for key parts, and we will work to qualify multiple supply sources to achieve pricing efficiencies and minimize potential production risks related to supply chain. As previously disclosed, we are currently working with certain of our vendors to extend or restructure the payment terms of past due accounts payable balances. We are also currently in litigation with one of our battery suppliers, Coulomb Solutions Inc. For more information concerning this matter, see Note 15, Commitments and Contingencies to the Condensed Consolidated Financial Statements included in this Form 10-Q.

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

The following section provides a narrative discussion about our financial condition and results of operations. The narrative should be read in conjunction with our Condensed Consolidated Financial Statements and related Notes thereto included in Item 1 of this Form 10-Q and in conjunction with our 2024 Form 10-K.

Results of Operations
The Company operates as a single reporting segment under ASC 280, Segment Reporting, (“ASC 280”) consistent with how management evaluates and prioritizes investment and resource allocation decisions and assesses operating performance.
Our Condensed Consolidated Statements of Operations is as follows:

	Three Months Ended March 31,
	2025	2024
Sales, net of returns and allowances	$640,922	$1,339,295
Cost of sales	5,164,763	7,442,778
Gross loss	(4,523,841)	(6,103,483)
Operating expenses
Selling, general and administrative	$6,783,911	$14,095,278
Research and development	1,529,019	3,527,911
Total operating expenses	8,312,930	17,623,189
Loss from operations	(12,836,771)	(23,726,672)
Interest income (expense), net	(5,252,228)	(1,164,593)
Change in fair value adjustment on convertible notes	(3,272,095)	(467,874)
Change in fair value adjustment on warrants	716,960	(3,796,648)
Loss before provision for income taxes	(20,644,134)	(29,155,787)
Net loss	$(20,644,134)	$(29,155,787)

Sales, net of returns and allowances

Sales, net of returns and allowances for the three months ended March 31, 2025, and 2024 were $0.6 million and $1.3 million, respectively. The decrease in sales of $0.7 million was primarily due to the Aero divestiture and lower W4 CC and W56 truck sales in the current period.

Cost of sales

Cost of sales for the three months ended March 31, 2025, and 2024 were $5.2 million and $7.4 million, respectively. The decrease in Cost of sales of $2.3 million was primarily a result of lower sales volume, which was partially offset by lower inventory reserves of $0.5 million and lower direct and indirect labor costs of $1.6 million primarily due to lower headcount as a result of employee furloughs.

Selling, general and administrative expenses
Selling, general and administrative expenses ("SG&A") expenses for the three months ended March 31, 2025, and 2024 were decreased $6.8 and $14.1 million, respectively. The decrease in SG&A of $7.3 million was primarily driven by a $4.4 million decrease in employee compensation and related expenses primarily due to lower headcount, a decrease of $1.0 million in consulting related expenses, a decrease in legal and professional expenses of $0.7 million, a decrease of $0.4 million in marketing expenses, a decrease in IT-related expenses of $0.5 and lower corporate insurance of $0.5 million, partially offset by an increases in rent expenses and depreciation and amortization expense.

Research and development expenses

Research and development (“R&D”) expenses during the three months ended March 31, 2025, and 2024 were $1.5 million and $3.5 million, respectively. The decrease in R&D expenses of $2.0 million was primarily driven by a $1.3 million decrease in employee compensation and related expenses due to lower headcount and a $0.4 million decrease in consulting expenses.

Interest income (expense), net

For the three months ending March 31, 2024, Interest income (expense), net was $5.3 million, compared to $1.2 million for the three months ended March 31, 2024. The difference was primarily driven by recognition of interest expense related to higher balances of the 2024 Notes in the current period compared to the prior year.

Change in fair value adjustment on notes

As March 31, 2025, the estimated fair value of the 2024 Notes totaled $45.2 million.

During the three months ended March 31, 2025, the Investor converted $5.9 million of principal into Common Stock and we recorded a net $1.6 million fair value net gain in the Condensed Consolidated Statements of Operations. We recorded a net $3.3 million gain and a net $0.5 million fair value net loss, respectively, in the Condensed Consolidated Statements of Operations related to the 2024 Notes.

Change in fair value adjustment on warrants

As March 31, 2025, the estimated fair value of the 2024 Warrants totaled $5.1 million.

During the three months ended March 31, 2025, and 2024, we recognized a net fair value gain of $0.7 million and a net fair value loss of $3.8 million, respectively, in the Condensed Consolidated Statements of Operations related to the 2024 Warrants.

Benefit for income taxes

Benefit for income taxes during the three months ended March 31, 2025, and 2024 was zero as all income tax benefits are reserved.

Liquidity and Capital Resources; Going Concern

We have financed our operations primarily through sales of equity securities and issuance of debt. We have utilized this capital for R&D to fund designing, building and delivering trucks to customers and for working capital purposes.

We had sales of $0.6 million, incurred a net loss of $20.6 million and used $8.2 million of cash in operating activities during the three months ended March 31, 2025. As of March 31, 2025, we had $2.6 million of cash and cash equivalents and $27.9 million in restricted cash.

As a result of our recurring losses from operations, accumulated deficit, projected capital needs, and delays in bringing our trucks to market and lower than expected market demand, management determined that substantial doubt exists regarding our ability to continue as a going concern within one year after the issuance date of the accompanying Condensed Consolidated Financial Statements. Our ability to continue as a going concern is contingent upon successful execution of management’s intended plan over the next twelve months to improve the Company’s liquidity and working capital, which includes, but is not limited to:

•Generating revenue by increasing sales of our trucks and other services.
•Reducing expenses and limiting non-contracted capital expenditures.
•Raising capital to fund operations through the issuance of debt or equity securities, including through our 2024 Securities Purchase Agreement.

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

Our revenues from operations are unlikely to be sufficient to meet our liquidity requirements for the twelve months following the date of the issuance of our Condensed Consolidated Financial Statements, and, accordingly, our ability to continue as a going concern depends on our ability to obtain and receive proceeds from third-party financing. We currently expect that our primary source of third-party financing will be the proceeds of the Tenth Additional 2024 Note, which we issued under our 2024 Securities Purchase Agreement. As discussed more fully above, as of March 21, 2025, approximately $27.4 million of such proceeds remain in a lockbox account and will be available to us only upon satisfaction or waiver of the conditions described above. Accordingly, there can be no assurance that any or all of such proceeds will be available to us on a timely basis or ever.

On February 12, 2025, we issued the Tenth Additional 2024 Note in the aggregate principal amount of $35.0 million. The Tenth Additional 2024 Note is governed by the terms of the Lockbox Letter. Pursuant to the Lockbox Letter, net proceeds of $ 30.6 million after a 12.5% original issue discount and related fees and expenses, were deposited into a lockbox account under the control of the collateral agent under the 2024 Securities Purchase Agreement. Funds may be released from the lockbox from time to time (i) in an amount corresponding to the principal amount converted, if the Investor converts any portion of the Tenth Additional 2024 Note; (ii) in the amount of $2.6 million each calendar month, if we satisfy the conditions of a Market Release Event (as defined in the Lockbox Letter), including minimum Common Stock price and trading volume conditions; or (iii) otherwise, with the consent of the Investor. As of May 14, 2025, the Investor had released approximately $7.1 million from the lockbox account, and we had received net proceeds of approximately $6.0 million. Although we expect that we will receive additional funds held in the lockbox account during the term of the Tenth Additional 2024 Note, it is possible that the foregoing events will not occur with respect to some or all of the principal amount of the Tenth Additional 2024 Note and that, accordingly, we will not be able to draw any or all of the remaining funds in the lockbox account. Furthermore, there is no guarantee that we will receive additional proceeds in excess of the Tenth Additional 2024 Note under the 2024 Securities Purchase Agreement.

Although the 2024 Securities Purchase Agreement contemplates the issuance of up to $62.0 million of additional 2024 Notes, we can issue such 2024 Notes only to the extent we can offer and sell them pursuant to a Registration Statement on Form S-3. Because the public float of our Common Stock is currently less than $75 million, SEC rules limit the amount of securities we can offer and sell on Form S-3, including the 2024 Notes, Common Stock and all other securities, to one-third of our public float in any twelve month period. Accordingly, our ability to obtain liquidity though public sales of securities, including pursuant to our ATM Agreement and the 2024 Securities Purchase Agreement, is substantially limited.

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

These conditions raise substantial doubt regarding our ability to continue as a going concern for a period of at least one year from the date of issuance of these accompanying Condensed Consolidated Financial Statements.
Summary of Cash Flows

	Three Months Ended March 31,
	2025	2024
Net cash used in operating activities	(8,153,590)	(17,963,578)
Net cash used in investing activities	(17,866)	(3,025,775)
Net cash provided by financing activities	34,117,856	(8,128,132)

Cash Flows from Operating Activities

Our cash flows from operating activities are affected by our cash investments to support the business in R&D, manufacturing, and SG&A. Our operating cash flows are also affected by our working capital needs to support fluctuations in accounts receivable, inventory, accounts payable and other current assets and liabilities.

During the three months ended March 31, 2025 and 2024, net cash used in operating activities was $8.2 million and $18.0 million, respectively. The decrease in net cash used in operations was primarily attributable to a decrease in spend related to inventory and cost saving measures as we slowed our production due to slower than anticipated sales. The decrease is also attributable to a $7.3 million decline in employee compensation and related expenses, excluding non-cash stock-based compensation, resulting from our reduction in force actions.

Cash Flows from Investing Activities

Cash used in investing activities related primarily to capital expenditures to upgrade our production and research and development facilities, were $17,866 for the three months ended March 31, 2025, and $3.0 million for the three months ended March 31, 2024. The decrease is primarily driven by a decline in spending in tooling and equipment related to our truck programs at our Union City, IN manufacturing facility.

Cash Flows from Financing Activities

Net cash provided by financing activities during the three months ended March 31, 2025, was $34.1 million, which was primarily attributable to the issuances of Notes and Warrants under our 2024 Securities Purchase Agreement and of Common Stock under our ATM Agreement.

Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Critical Accounting Estimates
A discussion of our critical accounting estimates is contained in the 2024 Form 10-K, under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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
Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2025, our disclosure controls and procedures were not effective as of such date due to material weaknesses in internal control over financial reporting, as described below.
Material Weaknesses in Internal Control over Financial Reporting
There are inherent limitations on the effectiveness of any system of internal controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective internal controls and procedures can only provide reasonable assurance of achieving their control objectives.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

As disclosed in our 2024 Form 10-K, management identified a material weakness in our internal controls over financial reporting. During the audit process related to the year ended December 31, 2023, management identified a material weakness in the design of the Company's internal controls related to our review of third-party valuation deliverables regarding our convertible debt and warrant liability. Additionally, during the third quarter of 2024, management identified a material weakness related to our failure to timely issue finalized quarterly reports for two consecutive quarters due to the turnover of key accounting positions within the Company’s finance organization and the ability of Company accounting personnel who had recently assumed new and additional responsibilities, with the assistance of external accounting consultants, to identify, evaluate and address technical accounting and disclosure issues that affect our Consolidated Financial Statements on a timely basis. As a result of the Company’s previously disclosed efforts to reduce costs and preserve liquidity, the Company was not able to attract, develop and retain sufficient resources to implement internal control responsibilities, resulting in the lack of a sufficient complement of personnel with an appropriate degree of knowledge and experience. Management has determined that these material weaknesses are related to employee turnover and insufficient internal resources in technical accounting and financial reporting impacting our internal control over financial reporting in the third quarter of 2024 and did not affect previously reported periods.

Based on the results of its evaluation and the material weaknesses described above, management concluded that the Company’s internal control over financial reporting was not effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with GAAP as of March 31, 2025.
Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Remediation of Material Weaknesses
Due to the control weaknesses outlined above, management has implemented additional measures to review the key inputs and assumptions used by third-party valuation subject matter specialists. These enhancements aim to address deficiencies in the fair value calculation of the convertible note and warrant liability. We are also in the process of designing and implementing a robust plan intended to address the personnel-related material weakness identified in 2024. These remediation measures will be focused on ensuring that we have a sufficient number of accounting personnel and that such personnel have appropriate training and experience with our disclosure and financial reporting process.
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
While management has taken steps to remediate these control weaknesses, the material weaknesses are still unresolved. Consequently, our internal control over financial reporting was not effective as of March 31, 2025.

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

ITEM 1A. RISK FACTORS

For a detailed discussion of risk factors affecting us, see “Part I – Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024. There have been no material changes in the current period regarding our risk factors.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Insider Trading Arrangements

During the three months ended March 31, 2025, none of our directors or officers (as defined in Rule 16a-1 under the Securities
Exchange Act of 1934, as amended (the “Exchange Act”)), adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the
Exchange Act or any “non-Rule 10b5-1 trading arrangement” (as defined by Item 408(c) of Regulation S-K). However, certain of our directors and officers may adopt 10b5-1 plans or non-Rule 10b5-1 trading arrangements in the future.

ITEM 6. EXHIBITS

Exhibit No.	Description
3.1	Certificate of Change for Workhorse Group Inc., effective as of March 17, 2025 (incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on March 12, 2025)
4.1	Eleventh Supplemental Indenture, dated as of January 27, 2025 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on January 27, 2025)
4.2	Twelfth Supplemental Indenture, dated as of February 12, 2025 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on February 12, 2025)
10.1	Lockbox Letter, dated as of February 12, 2025 (incorporated by reference to Exhibit10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on February 12, 2025)
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL INSTANCE DOCUMENT
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Inline XBRL Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
*Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WORKHORSE GROUP INC.

Dated: May 15, 2025	By:	/s/ Richard Dauch
Name: Richard Dauch Title: Chief Executive Officer (Principal Executive Officer)

Dated: May 15, 2025	By:	/s/ Robert M. Ginnan
Name: Robert M. Ginnan Title: Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)