Form 10-Q
period 2025-06-30
Workhorse Group Inc.
filed 2025-08-15
CIK 1425287

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
The number of shares of the Registrant’s Common Stock, $0.001 par value per share, outstanding as of August 12, 2025, was 15,373,266.

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

Factors that could cause actual results to differ materially include, but are not limited to: the outcome of continuing discussions between the parties with respect to the Recent Transactions (as defined below), including the possibility that the parties may terminate certain of the Recent Transactions or that the terms of certain of the Recent Transactions may change; our ability to consummate the Recent Transactions or achieve the expected synergies and/or efficiencies; potential regulatory delays; the industry and market reaction to the announcement of the Recent Transactions; the effect of the announcement of the Recent Transactions on the ability of the parties to operate their businesses and retain and hire key personnel and to maintain favorable business relationships; the possibility that the integration of the Merger parties (as defined below) may be more difficult, time-consuming or costly than expected or that operating costs and business disruptions may be greater than expected; the ability to obtain regulatory and other approvals required to consummate the Recent Transactions, including from Nasdaq; our ability to develop and manufacture our product portfolio, including the W4 CC, W750, and W56 and other programs; our ability to attract and retain customers for our existing and new products; ongoing and anticipated changes in the U.S. political environment, including those resulting from the new Presidential Administration, control of Congress, and changes to regulatory agencies; the implementation of changes to the existing tariff regime by the new Presidential Administration and measures taken in response to such tariffs by foreign governments; risks associated with obtaining orders and executing upon such orders; the unavailability, reduction, elimination or adverse application of government subsidies and incentives or any challenge to or failure by the federal government, states or other governmental entities to adopt or enforce regulations such as the California Air Resource Board’s Advanced Clean Fleet regulation; changes in attitude toward environmental, social, and governance matters among regulators, investors, and parties with which we do business; supply chain disruptions, including constraints on steel, semiconductors and other material inputs and resulting cost increases impacting our Company, our customers, our suppliers or the industry; our ability to capitalize on opportunities to deliver products to meet customer requirements; our limited operations and need to expand and enhance elements of our production process to fulfill product orders; our general inability to raise additional capital to fund our operations and business plan; our ability to receive sufficient proceeds from our current and any future financing arrangements to meet our immediate liquidity needs and the potential costs, dilution and restrictions resulting from any such financing; our ability to maintain compliance with the listing requirements of the Nasdaq and the impact of any steps we have taken, including reverse splits of our Common Stock, on our operations, stock price and future access to funds; our ability to protect our intellectual property; market acceptance of our products; our ability to obtain sufficient liquidity from operations and financing activities to continue as a going concern and, our ability to control our expenses; the effectiveness of our cost control measures and impact such measures could have on our operations, including the effects of furloughing employees; potential competition, including without limitation shifts in technology; volatility in and deterioration of national and international capital markets and economic conditions; global and local business conditions; acts of war (including without limitation the conflicts in Ukraine and the Middle East) and/or terrorism; the prices being charged by our competitors; our inability to retain key members of our management team; our inability to satisfy our customer warranty claims; the outcome of any regulatory or legal proceedings, including with Coulomb Solutions Inc.; and other risks and uncertainties and other factors discussed from time to time in our filings with the Securities and Exchange Commission (“SEC”), including under the “Risk Factors” section of our filings with the SEC, including our Annual Report on Form 10-K for the year ended December 31, 2024 (the “2024 Form 10-K”).

Forward-looking statements speak only as of the date they are made. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based, except as required by law.
All references in this Report that refer to the “Company”, “Workhorse Group”, “Workhorse”, “we,” “us” or “our” are to Workhorse Group Inc.
ii

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Workhorse Group Inc.
Condensed Consolidated Balance Sheets

	(Unaudited) June 30, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$2,190,820	$4,119,938
Restricted cash	22,528,341	525,000
Accounts receivable, less allowance for credit losses of $0.3 million and $0.2 million as of June 30, 2025 and December 31, 2024, respectively	2,372,701	537,536
Other receivables, net	136,474	544,436
Inventory, net	32,757,831	41,839,020
Prepaid expenses and other current assets	3,702,346	5,865,890
Total current assets	63,688,513	53,431,820
Property, plant and equipment, net	29,145,327	32,976,581
Operating lease right-of-use assets, net	6,003,964	3,247,548
Finance lease right-of-use assets, net	—	4,008,510
Other assets	416,308	176,311
Total Assets	$99,254,112	$93,840,770
Liabilities
Current liabilities:
Accounts payable	$10,823,073	$11,509,150
Accrued liabilities and other current liabilities	11,200,767	8,731,915
Deferred revenue	6,048,581	6,350,581
Warranty liability	1,151,614	861,409
Operating lease liability - current portion	1,593,131	984,407
Finance lease liability - current portion	—	528,023
Warrant liability at fair value	3,145,592	5,778,660
Convertible notes at fair value	39,520,020	10,491,792
Total current liabilities	73,482,778	45,235,937
Operating lease liability-long-term	3,424,595	4,295,743
Financing lease liability-long-term	—	21,165
Total Liabilities	76,907,373	49,552,845
Commitments and contingencies
Stockholders’ Equity:
Common stock, par value $0.001 per share, 36,000,000 shares authorized, 10,585,800 shares issued and outstanding as of June 30, 2025 and 3,843,336 shares issued and outstanding as of December 31, 2024 (presented on a reverse stock split-adjusted basis)*	10,586	3,843
Additional paid-in capital *	911,119,795	897,642,626
Accumulated deficit	(888,783,642)	(853,358,544)
Total stockholders’ equity	22,346,739	44,287,925
Total Liabilities and Stockholders’ Equity	$99,254,112	$93,840,770

* Periods presented have been adjusted to reflect the 2024 reverse stock split (1-for-20), which was effective June 17, 2024 and the 2025 reverse stock split (1-for-12.5) which was effective March 17, 2025. Additional information regarding the reverse stock splits may be found in Note 1 – Summary of Business and Significant Accounting Principles to these Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q
See accompanying notes to the Condensed Consolidated Financial Statements.

Workhorse Group Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Sales, net of returns and allowances	$5,669,469	$842,440	$6,310,391	$2,181,735
Cost of sales	13,051,356	7,301,348	18,216,119	14,744,126
Gross loss	(7,381,887)	(6,458,908)	(11,905,728)	(12,562,391)
Operating expenses
Selling, general and administrative	5,844,698	12,066,553	12,628,609	26,161,831
Research and development	1,246,348	1,992,779	2,775,367	5,520,690
Total operating expenses	7,091,046	14,059,332	15,403,976	31,682,521
Loss from operations	(14,472,933)	(20,518,240)	(27,309,704)	(44,244,912)
Interest expense, net	(582,246)	(2,028,808)	(5,834,474)	(3,193,401)
Change in fair value of convertible notes	(1,641,893)	(3,130,051)	(4,913,988)	(3,597,925)
Change in fair value of warrants	1,916,108	(642,900)	2,633,068	(4,439,548)
Loss before provision for income taxes	(14,780,964)	(26,319,999)	(35,425,098)	(55,475,786)
Provision for income taxes	—	—	—	—
Net loss	$(14,780,964)	$(26,319,999)	$(35,425,098)	$(55,475,786)

Net loss per share of common stock
Basic and Diluted*	$(1.67)	$(17.45)	$(5.34)	$(40.81)

Weighted average shares used in computing net loss per share of common stock
Basic and Diluted*	8,827,196	1,508,403	6,630,399	1,359,416

* Periods presented have been adjusted to reflect the 2024 reverse stock split (1-for-20), which was effective June 17, 2024 and the 2025 reverse stock split (1-for-12.5) which was effective March 17, 2025. Additional information regarding the reverse stock splits may be found in Note 1 – Summary of Business and Significant Accounting Principles to these Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q

See accompanying notes to the Condensed Consolidated Financial Statements.

Workhorse Group Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)

	Common Stock		Additional Paid-in Capital*	Accumulated Deficit	Total Stockholders’ Equity
	Number of Shares*	Amount*
Balance as of December 31, 2023	1,143,923	$1,144	$834,679,278	$(751,568,251)	$83,112,171
Common stock issued under ATM	39,236	39	1,242,609	—	1,242,648
Common stock issued under 2023 Warrant Exchange	34,000	34	2,847,466	—	2,847,500
Issuance of common stock under ELOC Purchase Agreement	48,000	48	3,123,952		3,124,000
Common stock issued under 2024 Securities Purchase Agreement	53,118	53	3,268,394	—	3,268,447
Stock options and vesting of restricted shares**	4,891	5	(163,521)	—	(163,516)
Stock-based compensation			3,148,308	—	3,148,308
Net loss				(29,155,787)	(29,155,787)
Balance as of March 31, 2024	1,323,168	1,323	848,146,486	(780,724,038)	67,423,771
Common stock issued under 2024 Securities Purchase Agreement	332,611	333	14,641,405	—	14,641,738
Stock options and vesting of restricted shares**	3,268	3	(4,769)		(4,766)
Stock-based compensation	—	—	2,896,212		2,896,212
Net loss	—	—	—	(26,319,999)	(26,319,999)
Balance as of June 30, 2024	1,659,047	$1,659	$865,679,334	$(807,044,037)	$58,636,956

* Periods presented have been adjusted to reflect the 2024 reverse stock split (1-for-20), which was effective June 17, 2024 and the 2025 reverse stock split (1-for-12.5) which was effective March 17, 2025. Additional information regarding the reverse stock splits may be found in Note 1 – Summary of Business and Significant Accounting Principles to these Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q
**Net of tax payments related to shares withheld for option exercises and vested stock.
See accompanying notes to the Condensed Consolidated Financial Statements.

Workhorse Group Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)

	Common Stock		Additional Paid-in Capital*	Accumulated Deficit	Total Stockholders’ Equity
	Number of Shares*	Amount*
Balance as of December 31, 2024	3,843,341	$3,843	$897,642,626	$(853,358,544)	$44,287,925
Common stock issued under ATM	45,755	46	—	—	46
Common stock issued under Convertible Note	1,862,003	1,862	6,971,603	—	6,973,465
Stock options and vesting of restricted shares**	6,492	6	23,387		23,393
Stock based compensation**	—	—	751,401	—	751,401
Net loss	—	—	—	(20,644,134)	(20,644,134)
Balance as of March 31, 2025	5,757,591	5,757	905,389,017	(874,002,678)	31,392,096
Common stock issued under Convertible Note	4,828,131	4,828	5,358,428	—	5,363,256
Stock options and vesting of restricted shares**	78	1	(16,321)		(16,320)
Stock based compensation**	—	—	388,671	—	388,671
Net loss	—	—	—	(14,780,964)	(14,780,964)
Balance as of June 30, 2025	10,585,800	$10,586	$911,119,795	$(888,783,642)	$22,346,739

* Periods presented have been adjusted to reflect the 2024 reverse stock split (1-for-20), which was effective June 17, 2024 and the 2025 reverse stock split (1-for-12.5) which was effective March 17, 2025. Additional information regarding the reverse stock splits may be found in Note 1 – Summary of Business and Significant Accounting Principles to these Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q

**Net of tax payments related to shares withheld for option exercises and vested stock.

See accompanying notes to the Condensed Consolidated Financial Statements

Workhorse Group Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(35,425,098)	$(55,475,786)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,801,443	4,019,532
Stock-based compensation	1,140,072	6,266,416
Change in inventory and prepaid purchases reserve	4,595,365	4,575,287
Non-cash lease expense	440,483	216,263
Change in fair value and gain on conversion of 2026 Notes and Warrants	—	(2,937,925)
Non-cash change in fair value loss of convertible notes	4,913,987	5,354,074
Non-cash change in fair value of warrants	(2,633,068)	5,623,920
Non-cash payment of convertible notes	(2,049,038)	—
Original issuance discount - non-cash fees on convertible notes	4,812,500	1,661,995
Effects of changes in operating assets and liabilities:
Accounts receivable	(1,834,120)	3,709,705
Inventory, net	5,610,038	(5,724,913)
Prepaid expenses and other current assets	1,039,330	1,253,225
Other assets	(239,998)	—
Accounts payable and accrued liabilities	1,812,586	414,822
Deferred revenue	(302,000)	2,240,250
Warranty liability	290,205	(1,260,321)
Net cash used in operating activities	(14,027,313)	(30,063,456)

Cash flows from investing activities:
Capital expenditures	—	(3,759,353)
Net cash used in investing activities	—	(3,759,353)
Cash flows from financing activities:
Proceeds from convertible notes	33,687,500	19,500,000
Payments on convertible notes	—	(20,000,000)
Proceeds from issuance of common stock	406,963	4,366,649
Payments on finance lease	—	(412,530)
Exercise of options and restricted share award activity	7,073	(168,614)
Net cash provided by (used in) financing activities	34,101,536	3,285,505

Change in cash and cash equivalents and restricted cash	20,074,223	(30,537,304)
Cash and cash equivalents and restricted cash, beginning of the period	4,644,938	35,845,915
Cash and cash equivalents and restricted cash, end of the period	$24,719,161	$5,308,611

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

We had sales of $6.3 million, incurred a net loss of $35.4 million and used $14.0 million of cash in operating activities during the six months ended June 30, 2025. As of June 30, 2025, we had $2.2 million of cash and cash equivalents and $22.5 million in restricted cash, net accounts receivable of $2.4 million, other receivables of $0.1 million, net inventory of $32.8 million and accounts payable of $10.8 million. As of June 30, 2025, the Company had negative working capital of $9.8 million and an accumulated deficit of $888.8 million.

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
•Sale Leaseback of Union City, Indiana Manufacturing Facility
As disclosed previously, our executive officers agreed to defer approximately 20% of their cash compensation from the first quarter of 2024 through the third quarter of 2024. The deferred compensation remained outstanding until the Company determined it had sufficient liquidity to make payment. In July 2025, the Company paid the deferred compensation of $0.4 million, which was recorded in Accrued liabilities and other current liabilities in the Condensed Consolidated Balance Sheets, to the participating executive officers.
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

Our revenues from operations are unlikely to be sufficient to meet our liquidity requirements for the twelve months following the date of the issuance of our Condensed Consolidated Financial Statements, and, accordingly, our ability to continue as a going concern depends on our ability to obtain and receive proceeds from third-party financing. We currently expect that our primary source of third-party financing will be the proceeds of the Tenth Additional 2024 Note (as defined below), which we issued under our 2024 Securities Purchase Agreement, the Sale Leaseback, and the Convertible Note. As of August 12, 2025, approximately $15.1 million of the gross proceeds of the Tenth Additional 2024 Note had been released from the lockbox account and approximately $17.4 million of such proceeds remain in the lockbox account and will be available to us only upon satisfaction or waiver of the conditions described below. Accordingly, there can be no assurance that any or all of such proceeds will be available to us on a timely basis or ever.

Under the ATM Agreement, we may offer and sell shares of our Common Stock having an aggregate sales price of up to $175.0 million, at amounts and times determined by management. During the year ended December 31, 2024, we issued 0.2 million shares under the ATM Agreement for net proceeds of $4.2 million, as adjusted for our 2025 Reverse Stock Split (as defined below). During the six months ended June 30, 2025, no shares were issued under the ATM Agreement, In comparison, during the same period in 2024, we issued 0.5 million shares under the ATM Agreement, for net proceeds of $2.7 million. As of June 30, 2025, approximately $95.0 million remained available under the ATM Agreement. Certain of our other existing financing arrangements place certain conditions and restrictions on the use of our ATM Agreement. In addition, the terms of our existing financing arrangements impose substantial restrictions on our ability to obtain additional financing.

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

Financings under the 2024 Securities Purchase Agreement

As part of management’s plan to raise capital to fund operations, we have entered into a financing arrangement that makes liquidity available in both the short term and over time. On March 15, 2024, we entered into a securities purchase agreement (the “2024 Securities Purchase Agreement”) with an institutional investor (the “Investor”) under which we agreed to issue and sell, in one or more registered public offerings by the Company directly to the Investor in multiple tranches over a period beginning on March 15, 2024, (i) senior secured convertible notes for up to an aggregate principal amount of $139.0 million (the “2024 Notes”) that are convertible into shares of the Company’s common stock, par value of $0.001 per share (the “Common Stock”) and (ii) warrants (the “2024 Warrants”) to purchase shares of Common Stock.

During the three months ended March 31, 2025, the Company issued and sold to the Investor (i) 2024 Notes in the original principal amount of $38.5 million and (ii) 2024 Warrants to purchase up to 4.4 million shares of Common Stock (following adjustment for our 2025 Reverse Stock Split). During the three months ended June 30, 2025, the Company did not issue or sell to the Investor any additional notes and warrants. As of June 30, 2025, we had issued and sold to the Investor (i) 2024 Notes in the aggregate original principal amount of $77.5 million and (ii) 2024 Warrants to purchase up to 5.7 million shares of Common Stock pursuant to the 2024 Securities Purchase Agreement (following adjustment in connection with our 2024 Reverse Stock Split and our 2025 Reverse Stock Split).

As described in our Current Report on Form 8-K filed with the SEC on February 12, 2025. we issued a 2024 Note in aggregate principal amount of $35.0 million (the “Tenth Additional 2024 Note”) which is governed by a lockbox letter entered into between the Company and the Investor (the “Lockbox Letter”). Pursuant to the Lockbox Letter, the net proceeds of $30.6 million, after a 12.5% original issue discount and related fees and expenses, were deposited into a lockbox account under the control of the collateral agent under the 2024 Securities Purchase Agreement. Funds may be released from the lockbox account from time to time (i) in an amount corresponding to the principal amount converted, if the investor converts any portion of the Tenth Additional 2024 Note; (ii) in the amount of $2.6 million each calendar month, if we satisfy the conditions of a Market Release Event (as defined in the Lockbox Letter), including minimum Common Stock price and trading volume conditions; or (iii) otherwise, with the consent of the Investor. As of August 12, 2025, approximately $15.1 million of the gross proceeds of the Tenth Additional 2024 Note had been released from the lockbox account. Although we expect that we will receive additional funds held in the lockbox account during the term of the Tenth Additional 2024 Note, it is possible that the foregoing events will not occur with respect to some or all of the principal amount of the Tenth Additional 2024 Note and that, accordingly, we will not be able to draw any or all of the remaining funds in the lockbox account. Furthermore, there is no assurance that we will receive any additional proceeds beyond those from the Tenth Additional 2024 Note under the 2024 Securities Purchase Agreement.

As of June 30, 2025, $33.6 million aggregate principal amount remained outstanding under the 2024 Notes, and no shares had been issued pursuant to the 2024 Warrants. Upon our filing of one or more additional prospectus supplements, and our satisfaction of certain other conditions, as of June 30, 2025, the 2024 Securities Purchase Agreement contemplates additional closings of 2024 Notes of up to $61.5 million in aggregate principal amount of additional 2024 Notes and corresponding 2024 Warrants.

On August 15, 2025, the Company entered into the Repayment Agreement (as defined below), pursuant to which it agreed to repay its outstanding obligations under the 2024 Notes in connection with the Merger and exchange all of the Investor’s 2024 Warrants for rights to acquire shares of the Company’s Common Stock. In addition, the Investor waived its right to effect Additional Closings (as defined in the 2024 Securities Purchase Agreement for more information, see “Recent Developments—Waiver, Repayment and Exchange Agreement” below.

Recent Developments

Merger Agreement with Motiv Power Systems, Inc.

On August 15, 2025, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) by and among Workhorse, Omaha Intermediate 2, Inc., a Delaware corporation and wholly-owned subsidiary of Workhorse, Omaha Intermediate, Inc., a Delaware corporation and wholly-owned subsidiary of Intermediate Parent (“Intermediate Parent”), Omaha Merger Subsidiary, Inc., a Delaware corporation and wholly-owned subsidiary of Intermediate (“Merger Subsidiary”), and Motiv Power Systems, Inc., a Delaware of corporation (“Motiv”), pursuant to which, and subject to the satisfaction or waiver of the conditions set forth in the Merger Agreement, Merger Subsidiary will merge with and into Motiv (the “Merger”). Upon consummation of the Merger, Merger Sub will cease to exist and Motiv will become a direct, wholly-owned subsidiary of Intermediate and an indirect, wholly-owned subsidiary of Workhorse.

Subject to the terms and conditions of the Merger Agreement, at the effective time of the Merger, Motiv’s investors will receive a number of shares of Workhorse’s Common Stock, based on a ratio calculated in accordance with the Merger Agreement (the “Merger Consideration”). Upon closing of the Merger (the “Closing”), all of the issued and outstanding shares of Motiv’s common stock and preferred stock will be cancelled, and Workhorse will be the ultimate indirect parent of 100% of Motiv. In addition, all of the financial indebtedness of Motiv will be cancelled with the holders of such indebtedness receiving Workhorse Common Stock as Merger Consideration.

Upon the Closing and issuance of the Merger Consideration, on a pro forma basis and based upon the number of shares of Workhorse Common Stock expected to be issued in the Merger, pre-Merger Motiv investors will own approximately 62.5%, Workhorse stockholders as of immediately prior to Closing will own approximately 26.5%, and the 2024 Note Holder (as defined below) will own Rights (as defined below) to receive Workhorse Common Stock representing approximately 11% of Workhorse, in all cases, on a fully-diluted basis prior to giving effect to (i) the Equity Financing (as defined below), and (ii) the Convertible Financing (as defined below). Under certain circumstances further described in the Merger Agreement, the ownership percentages may be adjusted.

Merger Closing Financing

The Merger Agreement includes a condition to closing that entities affiliated with Motiv’s largest investor (the “Motiv Investor”) provide Workhorse with up to $20 million in debt financing (the “Closing Debt Financing”) at the Closing. Under the Closing Debt Financing, approximately $10 million is to be made available after the Closing for general corporate purposes pursuant to a revolving credit facility, and $10 million is to be made available after the Closing to fund vehicle manufacturing upon the receipt of confirmed purchase orders pursuant to an ABL facility. The terms of the Closing Debt Financing have not been finalized, but the parties expect that it will contain customary terms, conditions, including borrowing conditions, and covenants for similar transactions. The Closing Debt Financing will be guaranteed by Workhorse’s subsidiaries and secured by substantially all non-real estate assets of Workhorse and its subsidiaries. In addition, Workhorse and Motiv have agreed to use their commercially reasonable best efforts to effect an equity financing for Workhorse on terms mutually acceptable to the parties (the “Equity Financing”).

Sale Leaseback of Union City, IN Facility

On August 15, 2025, in connection with the sale and leaseback transaction (the “Sale Leaseback”), a subsidiary of Workhorse, Workhorse Motor Works Inc., entered into a Purchase and Sale Agreement with an affiliate of the Motiv Investor (the “Property Purchaser”) for the sale of its Union City, Indiana manufacturing facility and campus (the “Property”), excluding any equipment and any fixtures solely used in the production of vehicles, to the Property Purchaser for a purchase price, before fees and expenses, of $20 million. Workhorse plans to use the proceeds for the Repayment (as defined below), to pay transaction expenses, and for general corporate purposes.

Convertible Financing

On August 15, 2025, Workhorse issued to an affiliate of the Motiv Investor (the “Convertible Note Holder”) a Subordinated Secured Convertible Note (the “Convertible Note”) with an aggregate original principal amount of $5 million (the “Convertible Financing”). The Convertible Note was issued without original issue discount, and Workhorse will receive $5 million in proceeds, prior to fees and expenses, which Workhorse plans to use for the Repayment and other general corporate purposes. The Convertible Note bears interest at a rate of 8% per annum, subject to adjustment as set forth in the Convertible Note, compounded quarterly and increasing the principal outstanding under the Convertible Note. The Convertible Note is a secured obligation of Workhorse, ranking junior to the 2024 Notes (as defined below) and senior to all other indebtedness and, subject to certain limitations, is unconditionally guaranteed by each of Workhorse’s subsidiaries, pursuant to the terms of a certain Subsidiary Guarantee and secured by substantially all of the assets of Workhorse and its subsidiaries pursuant to a certain Security Agreement.

Workhorse’s obligations under the Convertible Note mature on the earliest of (i) the date a termination fee is due to Motiv under the Merger Agreement, (ii) the date that is three months following the termination of the Merger Agreement pursuant to certain provisions of the Merger Agreement, and (iii) the date that is 24 months after the date of issuance. Following the Closing of the Merger, the Convertible Note will be automatically convertible into a number shares of Workhorse stock equal to the principal amount then outstanding divided by 90% of the price per share paid by investors in the Equity Financing.

Waiver, Repayment and Exchange Agreement

On August 15, 2025, Workhorse entered into Waiver, Repayment and Exchange Agreements (each, a “Repayment Agreement” and collectively, the “Repayment Agreements”) by and among Workhorse and the investors party thereto (collectively, the “2024 Note Holder”).

Upon entry into the Repayment Agreements, Workhorse will deposit approximately $9.9 million (the “Cash Collateral”) into the previously disclosed Lockbox Account (the “Lockbox”), with such Cash Collateral to be released to the 2024 Note Holder in connection with the Closing. The Cash Collateral will bear interest at a rate equal to 5% per annum. The amount of Cash Collateral released to the 2024 Note Holder in connection with the Closing will be reduced by the aggregate principal amount of 2024 Notes converted before the Closing and increased by the amount of interest accrued on the Cash Collateral before the Closing. In connection with the Closing, Workhorse will redeem all of its then outstanding obligations under the 2024 Notes, which as of the date hereof is approximately $30.9 million, at 100% of the face amount, plus accrued interest (the “Repayment”). Upon making such Repayment, Workhorse shall have no outstanding obligations under the 2024 Notes.

In addition, Workhorse will issue the 2024 Note Holder rights (the “Rights”) to acquire shares of Workhorse Common Stock in exchange (the “Warrant Exchange”) for the cancellation of all of the Warrants issued to the 2024 Note Holder. The Warrant Exchange would be for a number of Rights exercisable for shares of Workhorse Common Stock equal to 30% of fully diluted shares of Workhorse Common Stock then outstanding immediately prior to the Closing. The Exchange will occur on the Closing Date, after which there will no longer be any outstanding 2024 Warrants or 2024 Notes. The Rights are exercisable at the discretion of the holder at any time to the extent the number of shares of Workhorse Common Stock held by the holder does not exceed 9.99% of the then outstanding shares of Workhorse Common Stock.

In addition, the Repayment Agreement amended certain provisions of the Securities Purchase Agreement, by and among Workhorse and the 2024 Note Holder (the “2024 Securities Purchase Agreement”). The 2024 Note Holder also waived its right to effect and agreed not to request any Additional Closing (as defined in the 2024 Securities Purchase Agreement), effective as of the date of Closing or the abandonment of the Merger. The 2024 Note Holder also consented to the issuance of the Convertible Note, including the Security Agreement and the Subsidiary Guarantee, the Sale Leaseback, and the Merger and related transactions.

The Merger, the Sale Leaseback, the Convertible Financing, and the Repayment, the Warrant Exchange, and the related transactions contemplated thereby are collectively referred to herein as the “Recent Transactions.”

Cost-saving Measures

As previously disclosed, a key part of management’s plan to improve liquidity and meet working capital needs involves reducing operating costs to lower cash usage and ease pressure on available liquidity. Many of the cost-saving measures implemented in 2024 have continued to yield benefits through the period ended June 30, 2025. In addition, we significantly reduced other operating costs during the first six months of 2025 compared to the prior year period including, but not limited to, reductions in third-party consulting arrangements, lower research and development activities and associated internal and external costs related to new vehicle program development, consolidation of activities within back-office functions to take advantage of associated personnel attrition and other cost control actions.

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

Management plans to continue to seek additional opportunities to reduce costs and, in particular, cash expenditures, in a manner intended to minimize their adverse impact on our core operations. Management intends to continue to maintain a significantly reduced capital expenditures and only allocate capital for manufacturing equipment and tooling, as needed for future production to support firm orders. There can be no assurance that the measures described above, or any other cost-saving measures we may implement in the future will be sufficient to address our immediate or longer-term liquidity and working capital needs. Moreover, it is possible that such measures will have an adverse effect on our operations and product plans.

Aero Drone Design and Manufacturing Operations

Management’s plan also included a decision to cease the production operations of our drone design and manufacturing business and transition exclusively to operating as a Drones as a Service business, as previously disclosed in the 2024 Form 10-K. On June 6, 2024, the Company completed the previously disclosed divestiture of its Aero business (the “Aero Divestiture”) to a third party, to concentrate on its commercial electric vehicle business. The Aero Divestiture has provided an estimated monthly cost savings of approximately $0.4 million. Under the agreement’s earn-out provisions, the Company was eligible to receive a portion of the proceeds if the Aero business realized positive net cash flow, however, it has been determined that Aero did not have positive net cash flow, and therefore no payments will be received under the earn-out. The loss on the Aero Divestiture was $0.7 million of which $0.4 million was included in Selling, general and administrative expenses and $0.3 million in Cost of sales in the 2024 Consolidated Statement of Operations for the year ended December 31, 2024.

NASDAQ Listing Requirements and Reverse Stock Split

On March 17, 2025, we effectuated a 1-for-12.5 reverse stock split of our authorized shares and outstanding shares of Common Stock (the “2025 Reverse Stock Split”). We adjusted the exercise price, number of shares issuable on exercise or vesting and/or other terms of our outstanding stock options, warrants, restricted stock, and restricted stock units to reflect the effects of the 2025 Reverse Stock Split. The 2025 Reverse Stock Split was intended to allow us to regain compliance with the Nasdaq’s $1.00 minimum bid price requirement (the “Minimum Bid Price Requirement”). We received notification from Nasdaq Capital Markets on April 1, 2025, that we had regained compliance with the Minimum Bid Requirement. As of June 30, 2025 and through the date of this filing, we were in compliance with the Minimum Bid Requirement.

In addition, Nasdaq has recently adopted new rules that could hinder our ability to cure any future deficiency and maintain the continued listing of our Common Stock. These new rules, which became effective in January 2025: (i) provide for the immediate delisting with no grace period of any listed company that falls out of compliance with the Minimum Bid Requirement for the second time in a twelve-month period, (ii) provide for immediate delisting if a listed company effects a reverse stock split that causes it to fall out of compliance with certain other listing requirements, and (iii) limit the ratio of reverse stock splits used to regain compliance with the Minimum Bid Price Requirement to a cumulative ratio of 1-to-250 in any two-year period. These Nasdaq rules limit our ability to affect a subsequent reverse stock split, including in the event our Common Stock fails to comply with the $1.00 Minimum Bid Requirement in the future.

Basis of Presentation and Consolidation

The accompanying unaudited Condensed Consolidated Financial Statements include the accounts of Workhorse Group Inc. and its subsidiaries, with all intercompany transactions and balances having been eliminated. The Company prepared the Condensed Consolidated Financial Statements in accordance with United States generally accepted accounting principles (“GAAP”) and the rules and regulations of the United States Securities and Exchange Commission (the “SEC”) and, in the Company’s opinion, reflect all necessary adjustments, including normal recurring items that are necessary.

The Company operates as a single reporting segment under ASC 280, Segment Reporting, (“ASC 280”), consistent with how management evaluates and prioritizes investment and resource allocation decisions and assesses operating performance.

These Condensed Consolidated Financial Statements and the notes thereto for the periods presented have been adjusted to reflect the Company’s June 17, 2024 1-for-20 reverse stock split (the “2024 Reverse Stock Split”) and the 2025 Reverse Stock Split, a 1-for-12.5 reverse stock split effective March 17, 2025, in each case of its issued and outstanding shares of Common Stock.

The Company has elected the fair value option for its convertible debt and associated warrants. This election was made to align the measurement of these financial instruments with their market values and simplify the accounting for the components. Changes in fair value of convertible debt and warrants are recognized in the Condensed Consolidated Statements of Operations.

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

2.    INVENTORY, NET

Inventory, net consisted of the following:

	June 30, 2025	December 31, 2024
Raw materials	$29,026,750	$30,495,263
Work in process	1,058,331	2,333,989
Finished goods	17,721,558	20,587,424
	47,806,639	53,416,676
Less: inventory reserves	(15,048,808)	(11,577,656)
Inventory, net	$32,757,831	$41,839,020
We reserve inventory for any excess or obsolete inventories or when we believe the net realizable value of inventories is less than the carrying value. As of June 30, 2025, and December 31, 2024, we carried inventory reserves of $15.0 million and $11.6 million, respectively. The increase in inventory reserves was primarily attributable to excess inventory due to slower than anticipated truck sales offset by our efforts to convert our on-hand inventory into finished goods, as well as sell and dispose of inventory that has been fully reserved.

During the three months ended June 30, 2025 and 2024, we recorded net write-downs of $4.3 million and $2.5 million, respectively, in Cost of sales in the Condensed Consolidated Statements of Operations. During the six months ended June 30, 2025 and 2024, we recorded net write-downs of $4.6 million and $4.6 million, respectively, in Cost of sales in the Condensed Consolidated Statements of Operations.
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

During the third quarter of 2023, we concluded that our investment in Tropos was impaired due to economic conditions and uncertainties that had materially impacted Tropos’ performance and financial position. The impairment was deemed other-than-temporary, as the decline in the investment’s fair value is not expected to recover in the foreseeable future. We recorded an impairment charge of $10.0 million, representing the difference between the investment’s original cost and its fair value on the assessment date. This loss was recognized in “Other (loss) income” in our Consolidated Statements of Operations for the year ended December 31, 2023. The impairment did not relieve the Company of its obligation to provide assembly services under the Assembly Services Agreement. Accordingly, we continue to carry related obligations in Deferred Revenue in the Condensed Consolidated Balance Sheets.

However, we believe Tropos is in material default under the agreement and intend to terminate it. Upon termination, we will no longer be obligated to perform assembly services, and the corresponding Deferred Revenue balance will be removed. As of June 30, 2025, and December 31, 2024, deferred revenue related to the Assembly Services Agreement was $4.7 million.

4.    PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consisted of the following:

	June 30, 2025	December 31, 2024
Prepaid purchases	$6,850,620	$6,721,097
Less: prepaid purchases reserve	(4,750,147)	(3,625,933)
Prepaid purchases, net	2,100,473	3,095,164
Prepaid insurance	271,252	1,452,542
Right of return asset	877,588	877,587
Other	453,034	440,597
Prepaid expenses and other current assets	$3,702,346	$5,865,890

Prepaid purchases consist of deposits made to our suppliers for non-recurring engineering costs and production parts. As of June 30, 2025 and December 31, 2024, net prepaid purchases primarily consisted of deposits for direct materials associated with our W4 CC and W750 trucks.

5.    REVENUE
The following table provides a summary of sales activity for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Vehicles	$5,352,749	189,070	$5,704,249	$757,366
Services, parts and accessories	316,720	653,370	606,142	1,424,369
Total revenues	$5,669,469	$842,440	$6,310,391	$2,181,735

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
For the six months ending June 30, 2025 and 2024, two entities represented 10% or more of our total revenues.
Deferred Revenue

Deferred revenue related to our Assembly Services Agreement with Tropos Technologies, Inc and sales of select vehicles consisted of the following:

	June 30,	December 31,
	2025	2024
Deferred revenue, beginning of period	$6,350,581	$4,714,331
Additions	—	2,265,000
Revenue recognized	(302,000)	(628,750)
Deferred revenue, end of period	$6,048,581	$6,350,581
Less: current portion	6,048,581	6,350,581
Long-term deferred revenue, end of period	$—	$—

6.    ACCRUED AND OTHER CURRENT LIABILITIES

Accrued and other current liabilities consisted of the following:

	June 30, 2025	December 31, 2024
ATW Alternative Floor Mark Up	$2,002,826	$—
UPS allowance	—	1,412,500
Compensation and related costs	5,698,228	4,507,561
Sales returns and allowances	1,102,005	1,102,005
Accrued interest	1,009,098	167,388
Supplier allowance	1,024,518	1,024,518
Other	364,092	517,943
Total accrued and other current liabilities	$11,200,767	$8,731,915

Warranty Liability
We generally provide a manufacturer’s warranty on all new vehicles we sell. We record a warranty liability for the products sold by us, which includes our best estimate of the projected costs to repair or replace items under warranties and recalls if identified. The amount of warranty liability accrued reflects management’s best estimate of the nature, frequency, and costs of future claims. Historically, the cost of fulfilling the warranty obligations has principally involved replacement parts, towing and transportation costs, labor and sometimes travel for any field retrofit campaigns. Our estimates are based on historical experience, the extent of pre-production testing, the number of units involved, and the extent of features/components included in product models.
Although we believe the estimates and judgments discussed herein are reasonable, actual results could differ, and we may be exposed to increases or decreases in our warranty liability accrual that could be material. The change in the Warranty liability consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Warranty liability, beginning of period	$881,556	$599,227	$861,409	$1,902,647
Warranty costs incurred	(134,278)	(43,099)	(257,023)	(128,293)
Provision for warranty(1)	404,336	86,198	547,228	(1,132,028)
Warranty liability, end of period	$1,151,614	$642,326	$1,151,614	$642,326

(1) The negative provision in 2024 is a result of the expiration of the warranty liability related to non-current truck models.
7.    DEBT
A reconciliation of the fair value of convertible notes is as follows:

	June 30, 2025	December 31, 2024
Fair value of convertible notes, beginning of period	$10,491,792	$20,180,100
Fair value of convertible notes issued during period	61,262,898	57,078,214
Payments on convertible notes	—	(20,180,100)
Change in fair value of convertible notes (1)	(14,735,638)	(2,621,234)
Fair value of convertible notes exchanged for common stock	(17,499,032)	(43,965,188)
Fair value of convertible notes, end of period	$39,520,020	$10,491,792

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

The 2024 Notes include an alternate conversion feature allowing the Holder, at their option, to convert all or a portion of the outstanding principal and accrued interest into Common Stock at an Alternate Conversion Price. This conversion right may be exercised either at the Holder’s discretion or upon the occurrence of certain defined events of default.

As of June 30, 2025, the Company recognized a $2.0 million payable to the Holder related to the Alternate Conversion provisions, primarily driven by the application of a “floor price” condition. This amount is recorded within Accrued liabilities and other current liabilities on the Condensed Consolidated Balance Sheets and is expected to be settled through a combination of cash payments and/or issuance of shares pursuant to the terms of the Notes.

As of June 30, 2025, the Company had issued and sold to the Investor $77.5 million in the original principal amount of 2024 Notes and Warrants to purchase up to 5.7 million shares of Common Stock, subject to adjustments following the Company’s 2024 and 2025 Reverse Stock Splits. As of June 30, 2025, $39.5 million aggregate principal amount of the 2024 Notes remained outstanding at fair value, and no shares had been issued upon exercise of the Warrants.

The 2024 Notes and Warrants contain beneficial ownership limitations prohibiting conversion or exercise to the extent that such action would cause the Holder to beneficially own more than 9.99% of the Company’s outstanding Common Stock immediately following such conversion or exercise.

2024 Notes

The 2024 Notes were issued with original issue discount of 12.5%, resulting in $67.8 million of net proceeds to the Company before fees and expenses as of June 30, 2025. The 2024 Notes are or will be senior, secured obligations of the Company, ranking senior to all other unsecured indebtedness, subject to certain limitations and are unconditionally guaranteed by each of the Company’s subsidiaries, pursuant to the terms of a certain security agreement and subsidiary guarantee. The 2024 Notes are issued pursuant to the Company’s Indenture with U.S. Bank Trust Company, National Association, as trustee, and supplemental indentures thereto.

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

As of June 30, 2025, $33.6 million in aggregate principal amount remained outstanding under the 2024 Notes. Of this amount, $21.9 million is considered restricted cash, resulting in a net outstanding aggregate principal amount of $11.7 million.

During the three and six months ended June 30, 2025, the Investor converted $13.5 million and $19.4 million fair value of principal into Common Stock, respectively, and we recorded a $5.4 million and $7.0 million fair value net gain in the Condensed Consolidated Statements of Operations, respectively.

As of June 30, 2025, the estimated fair value of the 2024 Notes totaled $39.5 million. The fair value was computed using a Monte Carlo Simulation Model which incorporates significant inputs that are not observable in the market and thus represents a Level 3 fair value measurement. The unobservable inputs utilized for measuring the fair value of the 2024 Notes reflect our assumptions about the assumptions that market participants would use in valuing the 2024 Notes as of the issuance date and subsequent reporting period.

On August 15, 2025, we entered into the Repayment Agreement with the Investor providing for the Repayment of the 2024
Notes in connection with the Closing of the Merger. See “Note 1, Waiver, Repayment and Exchange Agreement” for more information. We also issued the Convertible Note. See, “Note 1, Convertible Financing” for more information.

We determined the fair value by using the following key inputs to the Monte Carlo Simulation Model:

Issuance Date	December 16, 2024
Maturity Date	December 16, 2025
Principal Balance as of the Valuation Date	$3,500,000
Risk-Free Rate (Annual)	3.7%
Corporate Bond Yield	24.6%
Volatility (Annual)	100.0%
Outstanding Principal	$3,008,413

Issuance Date	February 12, 2025
Maturity Date	February 12, 2026
Principal Balance as of the Valuation Date	$35,000,000
Risk-Free Rate (Annual)	3.7%
Corporate Bond Yield	24.6%
Volatility (Annual)	100.0%
Outstanding Principal	$30,716,588

As of June 30, 2025, the Company was in compliance with the debt terms and associated covenants under the 2024 Notes.
Warrants Exercisable
During the six months ended June 30, 2025, the Company issued 2024 Warrants to purchase 4.4 million shares of Common Stock at an exercise price of $8.75 per share (following adjustment in connection with the Company’s 2024 Reverse Stock Split and 2025 Reverse Stock Split). No warrants were issued during the three months ended June 30, 2025. The exercise price of the outstanding 2024 Warrants is subject to adjustment to a price based on the then-current market price of the Common Stock upon the occurrence of certain Stock Combination Events, including, without limitation, a reverse split of the Common Stock. We expect that such an adjustment may be required as a result of the 2025 Reverse Stock Split and that any such adjustment would affect the fair value of the 2024 Warrants. As of June 30, 2025, no shares had been issued pursuant to the 2024 Warrants.

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

As of June 30, 2025, the estimated fair value of the 2024 Warrants as of each respective issuance date totaled $3.1 million. For the six months ending June 30, 2025, we recorded a $2.6 million net fair value gain, compared to a $4.4 million net fair value loss for the same period in 2024, in Change in fair value of warrants in the Condensed Consolidated Statement of Operations related to the 2024 Warrants. The fair value of the 2024 Warrants was measured using the Black Scholes model approach.

On August 15, 2025, we entered into the Repayment Agreement, providing for the Exchange of the 2024 Warrants in connection with the Closing of the Merger. See “Note 1, Waiver, Repayment and Exchange Agreement” for more information.

Significant inputs to the model at each respective issuance date and June 30, 2025, were as follows:

Valuation Assumptions	June 30, 2025	Initial Recognition on March 15, 2024
Fair Value	$84,026	$4,749,754
Stock Price	$1.10	$5.32
Strike Price	$1.46	$7.00
Volatility (annual)	55.0%	45.0%
Risk-Free Rate	4.1%	4.2%
Estimated time to expiration (years)	8.71	10
Dividend Yield	0.0%	0.0%

Valuation Assumptions	June 30, 2025	Initial Recognition on May 10, 2024
Fair Value	$90,674	$3,706,121
Stock Price	$1.10	$3.60
Strike Price	$1.46	$5.89
Volatility (annual)	50.0%	50.0%
Risk-Free Rate	4.1%	4.4%
Estimated time to expiration (years)	8.86	10.00
Dividend Yield	0.0%	0.0%

Valuation Assumptions	June 30, 2025	Initial Recognition on May 29, 2024
Fair Value	$101,313	$4,099,389
Stock Price	$1.10	$3.80
Strike Price	$1.46	$5.89
Volatility (annual)	50.0%	45.0%
Risk-Free Rate	4.1%	4.5%
Estimated time to expiration (years)	8.91	10
Dividend Yield	0.0%	0.0%

Valuation Assumptions	June 30, 2025	Initial Recognition on July 18, 2024
Fair Value	$90,806	$2,901,545
Stock Price	$1.10	$1.89
Strike Price	$36.58	$2.93
Volatility (annual)	85.0%	50.0%
Risk-Free Rate	4.1%	4.1%
Estimated time to expiration (years)	9.05	10
Dividend Yield	0.0%	0

Valuation Assumptions	June 30, 2025	Initial Recognition on August 23, 2024
Fair Value	$119,663	$1,200,626
Stock Price	$1.10	$0.78
Strike Price	$13.88	$1.11
Volatility (annual)	80.0%	45.0%
Risk-Free Rate	4.1%	3.7%
Estimated time to expiration (years)	9.15	10
Dividend Yield	0.0%	0

Valuation Assumptions	June 30, 2025	Initial Recognition on September 30, 2024
Fair Value	$182,304	$2,252,786
Stock Price	$1.10	$0.87
Strike Price	$15.86	$1.27
Volatility (annual)	80.0%	50.0%
Risk-Free Rate	4.1%	3.7%
Estimated time to expiration (years)	9.25	10
Dividend Yield	0.0%	0

Valuation Assumptions	June 30, 2025	Initial Recognition on February 12, 2025
Fair Value	$2,476,806	$16,416,923
Stock Price	$1.10	$6.61
Strike Price	$8.75	$8.75
Volatility (annual)	75.0%	45.0%
Risk-Free Rate	4.1%	4.5%
Estimated time to expiration (years)	9.62	10
Dividend Yield	0.0%	0
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

On August 15, 2025, we consummated the Sale Leaseback transaction. See, “Note 1, Sale Leaseback of Union City, IN
Facility” for more information.
Lease right-of-use assets consisted of the following:

	June 30, 2025	December 31, 2024
Operating leases	$6,003,964	$3,247,548
Finance leases	—	4,008,510
Total lease right-of-use assets	$6,003,964	$7,256,058

Lease liabilities consisted of the following:

	June 30, 2025	December 31, 2024
Operating leases	$5,017,726	$5,280,150
Finance leases	$—	$549,188
Total Lease Liabilities	5,017,726	5,829,338
Less current portion Operating	(1,593,131)	(984,407)
Less current portion Financing	—	(528,023)
Long-term portion Operating	$3,424,595	$4,295,743
Long-term portion Financing	$—	$21,165
During the six months ended June 30, 2025, the Company reassessed the classification of a previously reported financing lease in accordance with ASC 842 and determined that the lease should be reclassified as an operating lease due to changes in the underlying lease terms. The reclassification resulted in a decrease in lease liabilities and right-of-use assets associated with financing leases and a corresponding increase in those associated with operating leases.

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

	June 30, 2025				December 31, 2024
	Fair Value	Level 1	Level 2	Level 3	Fair Value	Level 1	Level 2	Level 3
Warrant liability	$3,145,592	$—	$—	$3,145,592	$5,778,660	$—	$—	$5,778,660
Convertible notes	$39,520,020	$—	$—	$39,520,020	$10,491,792	$—	$—	$10,491,792

The following table presents a roll-forward of the fair value of the convertible notes payable, derivative liability, derivative asset and warrant liability that will continue to be measured at fair value on a recurring basis for which fair value is determined based on significant inputs not observable in the market, which represents a Level 3 measurement within the fair value hierarchy as of June 30, 2025.

	Convertible Notes Payable	Warrant Liability
Balance at December 31, 2024	$10,491,792	$5,778,660
Fair value issued during period	61,262,898	16,416,923
Change in fair value during the period	(14,735,638)	(19,049,991)
Conversion to common stock	(17,499,032)	—
Balance at June 30, 2025	$39,520,020	$3,145,592

As of June 30, 2025, there have been no changes in the valuation methodologies or classification of our Level 1 and Level 3 fair value measurements. The Company continues to utilize consistent approaches in determining the fair value of assets and liabilities categorized within these levels, in accordance with ASC 820.

10.    STOCK-BASED COMPENSATION
We maintain, as approved by the board of directors and the stockholders, the 2017 Incentive Stock Plan, the 2019 Incentive Stock Plan, and 2023 Long-Term Incentive Plan (collectively, the “Plans”) providing for the issuance of stock-based awards to employees, officers, directors or consultants of the Company. Non-qualified stock options may only be granted with an exercise price equal to the market value of our Common Stock on the grant date. The Plans collectively authorize the Company to issue up to 1.4 million shares of Common Stock. Total shares remaining available for stock incentive grants under the Plans totaled approximately 0.2 million as of June 30, 2025. We have granted stock options, restricted stock awards (“RSAs”), restricted stock units (“RSUs”), and performance share units (“PSUs”) under the Plans.
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

Stock-based compensation expense
The following table summarizes stock-based compensation expense for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Stock options	$—	$242,243	$—	$484,468
Restricted stock awards	289,540	1,887,501	912,729	3,874,151
Restricted stock units	—	(82,221)	—	139,675
Performance-based restricted stock awards	99,131	848,689	227,343	1,768,122
Total stock-based compensation expense	$388,671	$2,896,212	$1,140,072	$6,266,416

Stock options
A summary of stock option activity for the six months ended June 30, 2025 is as follows:

	Number of Options	Weighted Average Exercise Price per Option	Weighted Average Remaining Contractual Life (Years)
Balance, Outstanding, beginning of year	1,186	$2,567.50	7.0
Exercised	—	—
Outstanding, end of quarter	1,186	$2,567.50	6.5
Exercisable, end of quarter	1,186	$2,567.50	6.5

As of June 30, 2025, there was no unrecognized compensation expense for unvested options.

Restricted stock awards
A summary of RSA activity for the six months ended June 30, 2025 is as follows:

	Number of Unvested Shares	Weighted Average Grant Date Fair Value per Share
Unvested restricted stock as of December 31, 2024	9,094	$460.33
Granted	—	—
Vested	5,325	548.56
Forfeited	240	297.50
Unvested restricted stock as of June 30, 2025	3,529	$337.41

Restricted stock units
A summary of RSU activity for the six months ended June 30, 2025 is as follows:

	Number of Unvested Shares	Weighted Average Grant Date Fair Value per Share
Balance, December 31, 2024	46,205	$79.25
Granted	—	—
Vested	15,406	—
Forfeited	1,476	—
Balance, June 30, 2025	29,323	$79.25

As of June 30, 2025, unrecognized compensation expense was $0.7 million for unvested RSA and RSU which is expected to be recognized over the next 0.6 years.

Performance share units

As of June 30, 2025, the number of unvested PSUs was 6,488 shares. The vesting of PSUs is conditioned upon achievement of certain performance objectives over a performance period ending December 31, 2024, and 2025 and 2026 as defined in each award agreement. For the PSUs issued in 2022 and 2023 with a performance period ending December 31, 2024 and 2025, fifty percent of the PSUs vest based upon the Company’s total shareholder return as compared to a group of peer companies (“TSR PSUs”), and fifty percent of the PSUs vest based upon our performance on certain measures including a cumulative adjusted EBITDA target (“EBITDA PSUs”). For the PSUs issued in 2024 with a performance period ending December 31, 2026, one hundred percent of the PSUs vest based upon our performance on a cumulative revenue target (“Revenue PSUs”). Depending on the actual achievement on the performance objectives, the grantee may earn between 0% and 200% of the target PSUs.

A summary of the activity for PSU awards with total shareholder return performance objectives for the six months ended June 30, 2025, is as follows:

	Number of Unvested Shares	Weighted Average Grant Date Fair Value per Share
Balance, December 31, 2024	3,322	$470.00
Granted	—	—
Vested	—	—
Forfeited	(78)	470.00
Balance, June 30, 2025	3,244	$470.00

As of June 30, 2025, unrecognized compensation expense was $0.3 million performance measures are expected to be met and vest and be recognized over the next 0.6 years.

A summary of the PSU awards with cumulative adjusted EBITDA targets for the six months ended June 30, 2025 is as follows:

Number of Unvested Shares
Balance, December 31, 2024	3,322
Granted	—
Vested	—
Forfeited	(78)
Balance, June 30, 2025	3,244

The fair value of PSUs is calculated based on the stock price on the date of grant. The stock-based compensation expense recognized each period is dependent upon our estimate of the number of shares that will ultimately vest based on the achievement of EBITDA-based performance conditions. Future stock-based compensation expense for unvested EBITDA PSUs will be based on the fair value of the awards as of the grant date. During the quarter ended June 30, 2025, we recorded an expense of $0.1 million related to unvested 2022 issued EBITDA PSUs. This expense reflects the fair value of the EBITDA PSUs that is expected to vest based on the achievement of the established performance targets. The future stock-based compensation expense for the 2023 issued unvested revenue PSUs will be based on the fair value of the awards as of the grant date which has not yet occurred, as the cumulative adjusted EBITDA target condition is not yet defined.
As of June 30, 2025, there were no PSU awards expensed as cumulative revenue targets have yet to be determined. The stock-based compensation expense recognized each period is dependent upon our estimate of the number of shares that will ultimately vest based on the achievement of revenue-based performance conditions. Future stock-based compensation expense for unvested revenue PSUs will be based on the fair value of the awards as of the grant date, which has not yet occurred, as the cumulative adjusted revenue target condition is not yet defined.

11.    STOCKHOLDERS’ EQUITY
Common Stock
We have one class of Common Stock, par value $0.001 per share. Each share of our Common Stock is entitled to one vote on all matters submitted to stockholders. The Company effected the 2024 Reverse Stock Split and 2025 Reverse Stock Split of the Company’s then issued and outstanding shares of Common Stock. The 2025 Reverse Stock Split did affect the number of authorized shares of Common Stock for issuance, and, as of June 30, 2025, our authorized shares of Common Stock for issuance was 36.0 million.
At-The-Market Sales Agreement
On March 10, 2022, we established an at-the-market equity program through our ATM Agreement. Under the ATM Agreement, we may offer and sell shares of our Common Stock having an aggregate sales price of up to $175.0 million.
During the three and six months ended June 30, 2025, no shares were issued under the ATM Agreement. During the three months ended June 30, 2024, we issued 0.5 million shares under the program, generating net proceeds of $2.7 million. As of June 30, 2025, approximately $95.0 million remains available under the ATM Agreement. Certain of our other existing financing arrangements place certain conditions and restrictions on the use of our ATM Agreement.
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

During the three and six months ended June 30, 2025, the Company did not sell any shares of Common Stock pursuant to the ELOC Purchase Agreement. As of June 30, 2025, the Company has sold 48,000 shares of Common Stock (adjusted for the 2024 Reverse Stock Split and 2025 Reverse Stock Split) pursuant to the ELOC Purchase Agreement and received proceeds of $3.1 million. The Company does not expect to issue and sell additional shares under the ELOC due to restrictions contained in its other financing arrangements.

The Company evaluated the contract that includes the right to require the Purchaser to purchase shares of Common Stock in the future (“purchased put right”) considering the guidance in ASC 815-40, and concluded that it is an equity-linked contract that does not qualify for equity classification, and therefore requires fair value accounting as a derivative asset (liability). The Company has analyzed the terms of the freestanding purchased put right and has concluded that it had insignificant value as of June 30, 2025.
Preferred Stock
Workhorse has authorized 75.0 million shares of Series A Preferred Stock, par value $0.001 per share. Our certificate of incorporation provides that shares of preferred stock may be issued from time to time in one or more series. Our Board of Directors is authorized to fix the voting rights, if any, designations, powers, preferences, qualifications, limitations and restrictions thereof, applicable to the shares of preferred stock. As of June 30, 2025, there were no shares of Series A Preferred Stock issued and outstanding.
Warrants
In connection with the issuance of debt and Common Stock, we issued warrants to purchase shares of our Common Stock that have been classified as liabilities in the Condensed Consolidated Financial Statements. As of June 30, 2025, there were approximately 5.7 million Warrants outstanding.

12.    INCOME TAXES
As of June 30, 2025 and December 31, 2024, our net deferred tax liability was zero. Cumulative deferred tax assets are fully reserved as there is not sufficient evidence to conclude it is more likely than not the deferred tax assets are realizable. No current liability for federal or state income taxes has been included in these Condensed Consolidated Financial Statements due to the loss for the periods.

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

The following table presents the potentially dilutive shares that were excluded from the computation of diluted net loss per share of Common Stock, because their effect was anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024*	2025	2024*
Stock-based awards and warrants	5,743,598	89,266	5,743,598	89,266
Convertible notes	6,594,638	230,471	6,594,638	230,471

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

Legal Proceedings

CSI Litigation

On April 19, 2024, Coulomb Solutions Inc. (“CSI”), a supplier to the Company of certain of the batteries used in its vehicles, filed a complaint against the Company in United States District Court for the Eastern District of Michigan (Case No. 2:24-cv-11048). In its complaint, CSI asserts two claims – a breach of contract claim and an alternative unjust enrichment claim – that are both based upon Workhorse’s alleged failure to pay amounts due under several invoices. CSI seeks to recover damages in excess of $4 million, including alleged past due amounts, interest, and collection costs. Workhorse filed its answer to the complaint on June 4, 2024. Discovery has closed. On November 27, 2024, CSI filed a motion for summary judgment. The parties fully briefed CSI’s motion by the end of December 2024. The parties are now awaiting a decision from the court on CSI’s motion, and with the motion pending, the Court recently vacated the previous pretrial and trial dates, leaving no set trial date at this time. As of June 30, 2025, the Company has accrued $1.0 million in connection with this dispute along with the outstanding trade amounts.
16.    SUBSEQUENT EVENTS

Merger Agreement with Motiv Power Systems, Inc.

On August 15, 2025, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) by and among Workhorse, Omaha Intermediate 2, Inc., a Delaware corporation and wholly-owned subsidiary of Workhorse, Omaha Intermediate, Inc., a Delaware corporation and wholly-owned subsidiary of Intermediate Parent (“Intermediate Parent”), Omaha Merger Subsidiary, Inc., a Delaware corporation and wholly-owned subsidiary of Intermediate (“Merger Subsidiary”), and

Motiv Power Systems, Inc., a Delaware of corporation (“Motiv”), pursuant to which, and subject to the satisfaction or waiver of the conditions set forth in the Merger Agreement, Merger Subsidiary will merge with and into Motiv (the “Merger”). Upon consummation of the Merger, Merger Sub will cease to exist and Motiv will become a direct, wholly-owned subsidiary of Intermediate and an indirect, wholly-owned subsidiary of Workhorse.

Subject to the terms and conditions of the Merger Agreement, at the effective time of the Merger, Motiv’s investors will receive a number of shares of Workhorse’s Common Stock, based on a ratio calculated in accordance with the Merger Agreement (the “Merger Consideration”). Upon closing of the Merger (the “Closing”), all of the issued and outstanding shares of Motiv’s common stock and preferred stock will be cancelled, and Workhorse will be the ultimate indirect parent of 100% of Motiv. In addition, all of the financial indebtedness of Motiv will be cancelled with the holders of such indebtedness receiving Workhorse Common Stock as Merger Consideration.

Upon the Closing and issuance of the Merger Consideration, on a pro forma basis and based upon the number of shares of Workhorse Common Stock expected to be issued in the Merger, pre-Merger Motiv investors will own approximately 62.5%, Workhorse stockholders as of immediately prior to Closing will own approximately 26.5%, and the 2024 Note Holder (as defined below) will own Rights (as defined below) to receive Workhorse Common Stock representing approximately 11% of Workhorse, in all cases, on a fully-diluted basis prior to giving effect to (i) the Equity Financing (as defined below), and (ii) the Convertible Financing (as defined below). Under certain circumstances further described in the Merger Agreement, the ownership percentages may be adjusted.

Merger Closing Financing

The Merger Agreement includes a condition to closing that entities affiliated with Motiv’s largest investor (the “Motiv Investor”) provide Workhorse with up to $20 million in debt financing (the “Closing Debt Financing”) at the Closing. Under the Closing Debt Financing, approximately $10 million is to be made available after the Closing for general corporate purposes pursuant to a revolving credit facility, and $10 million is to be made available after the Closing to fund vehicle manufacturing upon the receipt of confirmed purchase orders pursuant to an ABL facility. The terms of the Closing Debt Financing have not been finalized, but the parties expect that it will contain customary terms, conditions, including borrowing conditions, and covenants for similar transactions. The Closing Debt Financing will be guaranteed by Workhorse’s subsidiaries and secured by substantially all non-real estate assets of Workhorse and its subsidiaries. In addition, Workhorse and Motiv have agreed to use their commercially reasonable best efforts to effect an equity financing for Workhorse on terms mutually acceptable to the parties (the “Equity Financing”).

Sale Leaseback of Union City, IN Facility

On August 15, 2025, in connection with the sale and leaseback transaction (the “Sale Leaseback”), a subsidiary of Workhorse, Workhorse Motor Works Inc., entered into a Purchase and Sale Agreement with an affiliate of the Motiv Investor (the “Property Purchaser”) for the sale of its Union City, Indiana manufacturing facility and campus (the “Property”), excluding any equipment and any fixtures solely used in the production of vehicles, to the Property Purchaser for a purchase price, before fees and expenses, of $20 million. Workhorse plans to use the proceeds for the Repayment (as defined below), to pay transaction expenses, and for general corporate purposes.

Convertible Financing

On August 15, 2025, Workhorse issued to an affiliate of the Motiv Investor (the “Convertible Note Holder”) a Subordinated Secured Convertible Note (the “Convertible Note”) with an aggregate original principal amount of $5 million (the “Convertible Financing”). The Convertible Note was issued without original issue discount, and Workhorse will receive $5 million in proceeds, prior to fees and expenses, which Workhorse plans to use for the Repayment and other general corporate purposes. The Convertible Note bears interest at a rate of 8% per annum, subject to adjustment as set forth in the Convertible Note, compounded quarterly and increasing the principal outstanding under the Convertible Note. The Convertible Note is a secured obligation of Workhorse, ranking junior to the 2024 Notes (as defined below) and senior to all other indebtedness and, subject to certain limitations, is unconditionally guaranteed by each of Workhorse’s subsidiaries, pursuant to the terms of a certain Subsidiary Guarantee and secured by substantially all of the assets of Workhorse and its subsidiaries pursuant to a certain Security Agreement.

Workhorse’s obligations under the Convertible Note mature on the earliest of (i) the date a termination fee is due to Motiv under the Merger Agreement, (ii) the date that is three months following the termination of the Merger Agreement pursuant to certain provisions of the Merger Agreement, and (iii) the date that is 24 months after the date of issuance. Following the

Closing of the Merger, the Convertible Note will be automatically convertible into a number shares of Workhorse stock equal to the principal amount then outstanding divided by 90% of the price per share paid by investors in the Equity Financing.

Waiver, Repayment and Exchange Agreement

On August 15, 2025, Workhorse entered into Waiver, Repayment and Exchange Agreements (each, a “Repayment Agreement” and collectively, the “Repayment Agreements”) by and among Workhorse and the investors party thereto (collectively, the “2024 Note Holder” or the "Investor").

Upon entry into the Repayment Agreements, Workhorse will deposit approximately $9.9 million (the “Cash Collateral”) into the previously disclosed Lockbox Account (the “Lockbox”), with such Cash Collateral to be released to the 2024 Note Holder in connection with the Closing. The Cash Collateral will bear interest at a rate equal to 5% per annum. The amount of Cash Collateral released to the 2024 Note Holder in connection with the Closing will be reduced by the aggregate principal amount of 2024 Notes converted before the Closing and increased by the amount of interest accrued on the Cash Collateral before the Closing. In connection with the Closing, Workhorse will redeem all of its then outstanding obligations under the 2024 Notes, which as of the date hereof is approximately $30.9 million, at 100% of the face amount, plus accrued interest (the “Repayment”). Upon making such Repayment, Workhorse shall have no outstanding obligations under the 2024 Notes.

In addition, Workhorse will issue the 2024 Note Holder rights (the “Rights”) to acquire shares of Workhorse Common Stock in exchange (the “Warrant Exchange”) for the cancellation of all of the Warrants issued to the 2024 Note Holder. The Warrant Exchange would be for a number of Rights exercisable for shares of Workhorse Common Stock equal to 30% of fully diluted shares of Workhorse Common Stock then outstanding immediately prior to the Closing. The Exchange will occur on the Closing Date, after which there will no longer be any outstanding 2024 Warrants or 2024 Notes. The Rights are exercisable at the discretion of the holder at any time to the extent the number of shares of Workhorse Common Stock held by the holder does not exceed 9.99% of the then outstanding shares of Workhorse Common Stock.

In addition, the Repayment Agreement amended certain provisions of the Securities Purchase Agreement, by and among Workhorse and the 2024 Note Holder (the “2024 Securities Purchase Agreement”). The 2024 Note Holder also waived its right to effect and agreed not to request any Additional Closing (as defined in the 2024 Securities Purchase Agreement), effective as of the date of Closing or the abandonment of the Merger. The 2024 Note Holder also consented to the issuance of the Convertible Note, including the Security Agreement and the Subsidiary Guarantee, the Sale Leaseback, and the Merger and related transactions.
17.    SUPPLEMENTAL CASH FLOW INFORMATION

During the six months ended June 30, 2025, the Company extinguished $12.4 million in principal on the 2024 Notes through the issuance of 6.4 million shares of Common Stock upon Investor conversion, compared to $14.4 million through the issuance of 0.3 million shares during the same period in 2024 (following adjustment in connection with the 2024 Reverse Stock Split and the 2025 Reverse Stock Split). This non-cash debt-to-equity transaction reduced short-term debt and increased stockholders’ equity (deficit), as reflected in the Condensed Consolidated Balance Sheets.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are an American technology company with a vision to pioneer the transition to zero-emission commercial trucks. Our primary focus is to provide robust, sustainable, and cost-effective solutions to the commercial transportation sector. We design and manufacture all-electric trucks, including the technology that optimizes the way these trucks operate. We are focused on our core competency of bringing our electric delivery truck platforms to serve the last mile delivery market.

We continue to seek opportunities to grow the business organically, and by expanding relationships with existing and new customers. We believe we are well positioned to take advantage of long-term opportunities and continue our efforts to bring product innovations to market.

Recent Developments

Merger Agreement with Motiv Power Systems, Inc.

On August 15, 2025, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) by and among Workhorse, Omaha Intermediate 2, Inc., a Delaware corporation and wholly-owned subsidiary of Workhorse, Omaha Intermediate, Inc., a Delaware corporation and wholly-owned subsidiary of Intermediate Parent (“Intermediate Parent”), Omaha Merger Subsidiary, Inc., a Delaware corporation and wholly-owned subsidiary of Intermediate (“Merger Subsidiary”), and Motiv Power Systems, Inc., a Delaware of corporation (“Motiv”), pursuant to which, and subject to the satisfaction or waiver of the conditions set forth in the Merger Agreement, Merger Subsidiary will merge with and into Motiv (the “Merger”). Upon consummation of the Merger, Merger Sub will cease to exist and Motiv will become a direct, wholly-owned subsidiary of Intermediate and an indirect, wholly-owned subsidiary of Workhorse.

Subject to the terms and conditions of the Merger Agreement, at the effective time of the Merger, Motiv’s investors will receive a number of shares of Workhorse’s Common Stock, based on a ratio calculated in accordance with the Merger Agreement (the “Merger Consideration”). Upon closing of the Merger (the “Closing”), all of the issued and outstanding shares of Motiv’s common stock and preferred stock will be cancelled, and Workhorse will be the ultimate indirect parent of 100% of Motiv. In addition, all of the financial indebtedness of Motiv will be cancelled with the holders of such indebtedness receiving Workhorse Common Stock as Merger Consideration.

Upon the Closing and issuance of the Merger Consideration, on a pro forma basis and based upon the number of shares of Workhorse Common Stock expected to be issued in the Merger, pre-Merger Motiv investors will own approximately 62.5%, Workhorse stockholders as of immediately prior to Closing will own approximately 26.5%, and the 2024 Note Holder (as defined below) will own Rights (as defined below) to receive Workhorse Common Stock representing approximately 11% of Workhorse, in all cases, on a fully-diluted basis prior to giving effect to (i) the Equity Financing (as defined below), and (ii) the Convertible Financing (as defined below). Under certain circumstances further described in the Merger Agreement, the ownership percentages may be adjusted.

Merger Closing Financing

The Merger Agreement includes a condition to closing that entities affiliated with Motiv’s largest investor (the “Motiv Investor”) provide Workhorse with up to $20 million in debt financing (the “Closing Debt Financing”) at the Closing. Under the Closing Debt Financing, approximately $10 million is to be made available after the Closing for general corporate purposes pursuant to a revolving credit facility, and $10 million is to be made available after the Closing to fund vehicle manufacturing upon the receipt of confirmed purchase orders pursuant to an ABL facility. The terms of the Closing Debt Financing have not been finalized, but the parties expect that it will contain customary terms, conditions, including borrowing conditions, and covenants for similar transactions. The Closing Debt Financing will be guaranteed by Workhorse’s subsidiaries and secured by substantially all non-real estate assets of Workhorse and its subsidiaries. In addition, Workhorse and Motiv have agreed to use their commercially reasonable best efforts to effect an equity financing for Workhorse on terms mutually acceptable to the parties (the “Equity Financing”).

Sale Leaseback of Union City, IN Facility

On August 15, 2025, in connection with the sale and leaseback transaction (the “Sale Leaseback”), a subsidiary of Workhorse, Workhorse Motor Works Inc., entered into a Purchase and Sale Agreement with an affiliate of the Motiv Investor (the “Property Purchaser”) for the sale of its Union City, Indiana manufacturing facility and campus (the “Property”), excluding any equipment and any fixtures solely used in the production of vehicles, to the Property Purchaser for a purchase price, before fees and expenses, of $20 million. Workhorse plans to use the proceeds for the Repayment (as defined below), to pay transaction expenses, and for general corporate purposes.

Convertible Financing

On August 15, 2025, Workhorse issued to an affiliate of the Motiv Investor (the “Convertible Note Holder”) a Subordinated Secured Convertible Note (the “Convertible Note”) with an aggregate original principal amount of $5 million (the “Convertible Financing”). The Convertible Note was issued without original issue discount, and Workhorse will receive $5 million in proceeds, prior to fees and expenses, which Workhorse plans to use for the Repayment and other general corporate purposes. The Convertible Note bears interest at a rate of 8% per annum, subject to adjustment as set forth in the Convertible Note, compounded quarterly and increasing the principal outstanding under the Convertible Note. The Convertible Note is a secured obligation of Workhorse, ranking junior to the 2024 Notes (as defined below) and senior to all other indebtedness and, subject to certain limitations, is unconditionally guaranteed by each of Workhorse’s subsidiaries, pursuant to the terms of a certain Subsidiary Guarantee and secured by substantially all of the assets of Workhorse and its subsidiaries pursuant to a certain Security Agreement.

Workhorse’s obligations under the Convertible Note mature on the earliest of (i) the date a termination fee is due to Motiv under the Merger Agreement, (ii) the date that is three months following the termination of the Merger Agreement pursuant to certain provisions of the Merger Agreement, and (iii) the date that is 24 months after the date of issuance. Following the Closing of the Merger, the Convertible Note will be automatically convertible into a number shares of Workhorse stock equal to the principal amount then outstanding divided by 90% of the price per share paid by investors in the Equity Financing.

Waiver, Repayment and Exchange Agreement

On August 15, 2025, Workhorse entered into Waiver, Repayment and Exchange Agreements (each, a “Repayment Agreement” and collectively, the “Repayment Agreements”) by and among Workhorse and the investors party thereto (collectively, the “2024 Note Holder”).

Upon entry into the Repayment Agreements, Workhorse will deposit approximately $9.9 million (the “Cash Collateral”) into the previously disclosed Lockbox Account (the “Lockbox”), with such Cash Collateral to be released to the 2024 Note Holder in connection with the Closing. The Cash Collateral will bear interest at a rate equal to 5% per annum. The amount of Cash Collateral released to the 2024 Note Holder in connection with the Closing will be reduced by the aggregate principal amount of 2024 Notes converted before the Closing and increased by the amount of interest accrued on the Cash Collateral before the Closing. In connection with the Closing, Workhorse will redeem all of its then outstanding obligations under the 2024 Notes, which as of the date hereof is approximately $30.9 million, at 100% of the face amount, plus accrued interest (the “Repayment”). Upon making such Repayment, Workhorse shall have no outstanding obligations under the 2024 Notes.

In addition, Workhorse will issue the 2024 Note Holder rights (the “Rights”) to acquire shares of Workhorse Common Stock in exchange (the “Warrant Exchange”) for the cancellation of all of the Warrants issued to the 2024 Note Holder. The Warrant Exchange would be for a number of Rights exercisable for shares of Workhorse Common Stock equal to 30% of fully diluted shares of Workhorse Common Stock then outstanding immediately prior to the Closing. The Exchange will occur on the Closing Date, after which there will no longer be any outstanding 2024 Warrants or 2024 Notes. The Rights are exercisable at the discretion of the holder at any time to the extent the number of shares of Workhorse Common Stock held by the holder does not exceed 9.99% of the then outstanding shares of Workhorse Common Stock.

In addition, the Repayment Agreement amended certain provisions of the Securities Purchase Agreement, by and among Workhorse and the 2024 Note Holder (the “2024 Securities Purchase Agreement”). The 2024 Note Holder also waived its right to effect and agreed not to request any Additional Closing (as defined in the 2024 Securities Purchase Agreement), effective as of the date of Closing or the abandonment of the Merger. The 2024 Note Holder also consented to the issuance of the Convertible Note, including the Security Agreement and the Subsidiary Guarantee, the Sale Leaseback, and the Merger and related transactions.

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

Pursuant to the 2024 Securities Purchase Agreement, during the three and six months ended June 30, 2025, the Investor released approximately $5.8 million and $9.1 million from the lockbox account, respectively, and we had received net proceeds of approximately $5.4 million and $8.4 million, respectively, in connection with the Tenth Additional 2024 Note.

As described in our Current Report on Form 8-K filed with the SEC on February 12, 2025, we issued a 2024 Note in aggregate principal amount of $35.0 million (the “Tenth Additional 2024 Note”) is governed by a lockbox letter entered into between the Company and the Investor (the “Lockbox Letter”). Pursuant to the Lockbox Letter, the net proceeds of $30.6 million, after a 12.5% original issue discount and related fees and expenses, were deposited into a lockbox account under the control of the collateral agent under the 2024 Securities Purchase Agreement. Funds may be released from the lockbox account from time to time (i) in an amount corresponding to the principal amount converted, if the Investor converts any portion of the Tenth Additional 2024 Note; (ii) in the amount of $2.6 million each calendar month, if we satisfy the conditions of a Market Release Event (as defined in the Lockbox Letter), including minimum Common Stock price and trading volume conditions; or (iii) otherwise, with the consent of the Investor. As of August 12, 2025, the Investor had released approximately $15.1 million from the lockbox account, and we had received net proceeds of approximately $12.7 million. Although we expect that we will receive additional funds held in the lockbox account during the term of the Tenth Additional 2024 Note, it is possible that the foregoing events will not occur with respect to some or all of the principal amount of the Tenth Additional 2024 Note and that, accordingly, we will not be able to draw any or all of the remaining funds in the lockbox account.

Although the 2024 Securities Purchase Agreement contemplates the issuance of up to $61.5 million of additional 2024 Notes, the terms of our existing financing arrangements impose substantial restrictions on our ability to obtain additional financing. Accordingly, our ability to obtain liquidity through public sales of securities, including pursuant to our ATM Agreement (as defined below) and the 2024 Securities Purchase Agreement, is substantially limited.

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

These conditions raise substantial doubt regarding our ability to continue as a going concern for a period of at least one year from the date of issuance of the accompanying Condensed Consolidated Financial Statements. On August 15, 2025, the Company entered into the Recent Transactions. For more information, see “Recent Developments” above.

Liquidity Improvement Measures

As previously disclosed, a key part of management’s plan to improve liquidity and meet working capital needs involves reducing operating costs to lower cash usage and ease pressure on available liquidity. Many of the cost-saving measures implemented in 2024 have continued to yield benefits through the six months ended June 30, 2025.
In addition, we significantly reduced other operating costs during the first six months of 2025 compared to the prior year period including, but not limited to, reductions in third-party consulting arrangements, lower research and development activities and associated internal and external costs related to new vehicle program development, consolidation of activities within back-office functions to take advantage of associated personnel attrition and other cost control actions.
As disclosed previously, our executive officers agreed to defer approximately 20% of their cash compensation from the first quarter of 2024 through the third quarter of 2024. The deferred compensation remained outstanding until the Company determined it had sufficient liquidity to make payment. In July 2025, the Company paid the deferred compensation of $0.4 million, which was recorded in Accrued liabilities and other current liabilities in the Condensed Consolidated Balance Sheets, to the participating executive officers.

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

Management plans to continue to seek additional opportunities to reduce costs and, in particular, cash expenditures, in a manner intended to minimize their adverse impact on our core operations. Management intends to continue to maintain significantly reduced capital expenditures and only allocate capital for manufacturing equipment and tooling, as needed for future production to support firm orders. There can be no assurance that the measures described above, or any other cost-saving measures we may implement in the future will be sufficient to address our immediate or longer-term liquidity and working capital needs. Moreover, it is possible that such measures will have an adverse effect on our operations.

On August 15, 2025, the Company entered into the Recent Transactions. For more information, see “Recent Developments” above.

Trucks in Production

We continue to focus on product quality, manufacturing capacity and operational planning, and engineering and design to enable increased deliveries and deployments of our products and future revenue growth. During the first six months of 2025, we continued executing our strategic product roadmap for our electric truck offerings, including the production of the W56 and the development of the W56 208-inch wheelbase truck program in both strip chassis and step van variants. We continued to electrify the fleet of trucks being used in our Stables by Workhorse initiative, which operates FedEx Ground delivery routes in the greater Cincinnati, OH area. The electrification of the fleet provides us with firsthand data on the benefits and challenges of independent fleet operators experience while executing last-mile delivery operations. The initiative also provides valuable insights into how our customers can plan for and manage the transition to EV operations, including how to develop adequate charging infrastructure, training and maintenance services. In addition to our ongoing production ramp in 2025, we intend to continue to generate demand and brand awareness by improving our trucks’ performance and functionality, and by developing new truck programs, including new W56 variants. We expect to continue to benefit from ongoing electrification of the commercial truck market and in particular “last mile delivery” sector.

Recent Trends and Market Conditions

We continue to monitor macroeconomic conditions to remain flexible and to optimize and evolve our business as appropriate, in this uncertain environment and we will endeavor to project demand and infrastructure requirements globally and deploy our production, workforce and other resources accordingly.

Market Demand. We continue to experience slower-than-anticipated industry wide electric truck adoption rates and lack of government subsidies and incentives available to our dealers as well as slower than expected roll-out of additional power to electric grids and the resulting effect on roll-outs of electric truck charging infrastructure, nationwide. Delayed governmental approvals in certain states and slower than expected proliferation of charging stations across the country have also adversely impacted demand. We expect these delays and the current and developing regulatory landscape in the United States to continue to slow adoption in 2026. The dynamic regulatory landscape is a significant consideration for our operations and strategic planning and remains uncertain. Proposed changes to California's Hybrid and Zero-Emission Truck and Bus Voucher Incentive Program ("HVIP") could negatively impact demand, if implemented. The removal of the Federal 45W tax-rebate for commercial vehicles will also impact a small percentage of customers. Weighing against these real and potential additional headwinds are the introduction of new incentive programs in some states as well as increased incentives in New York's, New York Truck Voucher Incentive Program ("NYTVIP").

Commodities. Commodity prices remain volatile, and we expect continued cost increases for key materials used in electric truck production, including lithium, cobalt, nickel, steel, and aluminum. Global demand shifts in supply and demand have caused uneven price trends across commodities, but overall we anticipate higher material costs. In addition, tariff measures under the new Presidential Administration could have raised the cost of imported automotive parts and raw materials. Although these tariffs are evolving, we are actively monitoring developments and evaluating potential impacts on our supply chain, production costs, and pricing strategies.

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

Geopolitical. Our operations and results may be impacted due to uncertainty of the political environment and the current Presidential Administration. The Administration’s policies have affected support for the adoption of electric trucks, as well as the availability of government subsidies to fund the adoption of electric trucks and has implemented additional tariffs on imports that affect us and our industry. In addition, recent U.S. Supreme Court decisions that purport to limit the authority of federal executive agencies, including the EPA, may affect our industry in ways we cannot yet predict.

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

Our Condensed Consolidated Statements of Operations is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Sales, net of returns and allowances	$5,669,469	$842,440	$6,310,391	$2,181,735
Cost of sales	13,051,356	7,301,348	18,216,119	14,744,126
Gross loss	(7,381,887)	(6,458,908)	(11,905,728)	(12,562,391)
Operating expenses
Selling, general and administrative	$5,844,698	$12,066,553	$12,628,609	$26,161,831
Research and development	1,246,348	1,992,779	2,775,367	5,520,690
Total operating expenses	7,091,047	14,059,332	15,403,976	31,682,521
Loss from operations	(14,472,934)	(20,518,240)	(27,309,704)	(44,244,912)
Interest expense, net	(582,246)	(2,028,808)	(5,834,474)	(3,193,401)
Change in fair value of convertible notes	(1,641,893)	(3,130,051)	(4,913,988)	(3,597,925)
Change in fair value of warrants	1,916,108	(642,900)	2,633,068	(4,439,548)
Loss before provision for income taxes	(14,780,964)	(26,319,999)	(35,425,098)	(55,475,786)
Provision for income taxes	—	—	—	—
Net loss	$(14,780,964)	$(26,319,999)	$(35,425,098)	$(55,475,786)

Sales, net of returns and allowances

Sales, net of returns and allowances for the three months ended June 30, 2025, and 2024 were $5.7 million and $0.8 million, respectively. Sales, net of returns and allowances for the six months ended June 30, 2025, and 2024 were $6.3 million and $2.2 million, respectively. For the three and six months ended June 30, 2025, the increase in sales of $4.8 million and $4.1 million, respectively, was primarily due to the increased delivery of W56 trucks in the current period, partially offset by the Aero divestiture and higher W4 CC truck sales in the prior period.

Cost of sales

Cost of sales for the three months ended June 30, 2025, and 2024 were $13.1 million and $7.3 million, respectively. The increase in Cost of sales of $5.8 million was primarily a result of higher sales volume and increase in inventory excess and obsolescence reserve of $1.8 million, which was partially offset by lower other production expenses of $1.2 million and lower direct and indirect labor costs of $0.2 million primarily due to lower headcount.
Cost of sales for the six months ended June 30, 2025 and 2024 were $18.2 million and $14.7 million, respectively. The increase in Cost of sales of $3.5 million was primarily due to an increase in sales volume as well as a $1.3 million increase in warranty reserve expenses which was offset by a $1.6 million decrease in direct and indirect labor costs and a $1.3 million reversal of infrastructure expenses previously accrued.

Selling, general and administrative expenses
Selling, general and administrative expenses (“SG&A”) expenses for the three months ended June 30, 2025, and 2024 were $5.8 and $12.1 million, respectively. The decrease in SG&A of $6.3 million was primarily driven by a $3.1 million decrease in employee compensation and related expenses primarily due to lower headcount, a decrease of $0.8 million in consulting related expenses, a decrease in legal and professional expenses of $1.1 million, a decrease of $0.5 million in insurance expenses, a decrease in IT-related expenses of $0.4 million, lower corporate insurance of $0.5 million, and a $0.2 million decrease in depreciation and amortization expense due to the Aero divestiture.
SG&A expenses during the six months ended June 30, 2025 and 2024 were $12.6 million and $26.2 million, respectively. The decrease in SG&A of $13.6 million was primarily driven by a $7.2 million decrease in employee compensation and related expenses due to lower headcount, a decrease of $1.8 million in consulting related expenses, a decrease in legal and professional expenses of $1.9 million, a decrease of $1.1 million in insurance expenses, a decrease in IT-related expenses of $0.9 million, and a $0.3 million decrease in depreciation and amortization expense due to the Aero divestiture.

Research and development expenses

Research and development (“R&D”) expenses during the three months ended June 30, 2025, and 2024 were $1.2 million and $2.0 million, respectively. The decrease in R&D expenses of $0.7 million was primarily driven by a $0.1 million decrease in employee compensation and related expenses due to lower headcount, a $0.3 million decrease in prototype part expenses and $0.3 million decrease in rent expenses and depreciation and amortization expense.

Research and development (“R&D”) expenses during the six months ended June 30, 2025, and 2024 were $2.8 million and $5.5 million, respectively. The decrease in R&D expenses of $2.7 million was primarily driven by the successful completion of the W56 initial design and production of the W56 and the W56 208-inch wheelbase truck program.

Interest expense, net

For the three months ending June 30, 2025, Interest expense, net was $0.6 million, compared to $2.0 million for the three months ended June 30, 2024. The difference was primarily driven by higher financing fees related to the 2024 Notes recognized in the prior year period compared to the current period.

Interest expense, net for the six months ended June 30, 2025 was $5.8 million compared to $3.2 million for the six months ended June 30, 2024. The difference was primarily driven by higher financing fees related to the 2024 Notes recognized in the current period compared to prior year.

Change in fair value adjustment on notes

As June 30, 2025, the estimated fair value of the 2024 Notes totaled $39.5 million.

During the three and six months ended June 30, 2025, the Investor converted $13.5 million and $19.4 million fair value of principal into Common Stock, respectively, and we recorded a $5.4 million and $7.0 million fair value net gain on conversion in the Condensed Consolidated Statements of Operations, respectively. During the three months ended June 30, 2025 and 2024, we recorded a $1.6 million fair value net loss and a $3.1 million fair value net loss, respectively, in the Condensed Consolidated Statements of Operations related to the 2024 Notes. For the six months ended June 30, 2025 and 2024, we recorded a $4.9 million fair value net loss and a $3.6 million fair value net loss, respectively, in the Condensed Consolidated Statements of Operations related to the 2024 Notes.

Change in fair value adjustment on warrants

As June 30, 2025, the estimated fair value of the 2024 Warrants totaled $3.1 million.

During the three months ended June 30, 2025, and 2024, we recognized a net fair value gain of $1.9 million and a net fair value loss of $0.6 million, respectively, in the Condensed Consolidated Statements of Operations related to the 2024 Warrants. During the six months ended June 30, 2025, and 2024, we recognized a net fair value gain of $2.6 million and a net fair value loss of $4.4 million, respectively, in the Condensed Consolidated Statements of Operations related to the 2024 Warrants.

Provision for income taxes

Provision for income taxes during the three and six months ended June 30, 2025, and 2024 was zero. The Company continues to maintain a full valuation allowance against its deferred tax assets, as management has concluded that it is not more likely than not that these assets will be realized in the foreseeable future. In addition, no current federal or state income tax liability has been recorded in the accompanying Condensed Consolidated Financial Statements due to the Company’s loss position for the respective periods.
Liquidity and Capital Resources; Going Concern

We have financed our operations primarily through sales of equity securities and issuance of debt. We have utilized this capital for R&D to fund designing, building and delivering trucks to customers and for working capital purposes.

We had sales net of returns and allowances of $6.3 million, incurred a net loss of $35.4 million and used $14.0 million of cash in operating activities during the six months ended June 30, 2025. As of June 30, 2025, we had $2.2 million of cash and cash equivalents and $22.5 million in restricted cash.

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
•Sale leaseback transaction of our Union City, IN production facility

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

Our revenues from operations are unlikely to be sufficient to meet our liquidity requirements for the twelve months following the date of the issuance of our Condensed Consolidated Financial Statements, and, accordingly, our ability to continue as a going concern depends on our ability to obtain and receive proceeds from third-party financing. We currently expect that our primary source of third-party financing will be the proceeds of the Tenth Additional 2024 Note, which we issued under our 2024 Securities Purchase Agreement, the Sale Leaseback, and the Convertible Note. As discussed more fully above, as of June 30, 2025, approximately $21.9 million of such proceeds remain in a lockbox account and will be available to us only upon satisfaction or waiver of the conditions described above. Accordingly, there can be no assurance that any or all of such proceeds will be available to us on a timely basis or ever.

On February 12, 2025, we issued the Tenth Additional 2024 Note in the aggregate principal amount of $35.0 million. The Tenth Additional 2024 Note is governed by the terms of the Lockbox Letter. Pursuant to the Lockbox Letter, net proceeds of $ 30.6 million after a 12.5% original issue discount and related fees and expenses, were deposited into a lockbox account under the control of the collateral agent under the 2024 Securities Purchase Agreement. Funds may be released from the lockbox from time to time (i) in an amount corresponding to the principal amount converted, if the Investor converts any portion of the Tenth Additional 2024 Note; (ii) in the amount of $2.6 million each calendar month, if we satisfy the conditions of a Market Release Event (as defined in the Lockbox Letter), including minimum Common Stock price and trading volume conditions; or (iii) otherwise, with the consent of the Investor. As of August 12, 2025, the Investor had released approximately $15.1 million from the lockbox account, and we had received net proceeds of approximately $12.7 million. Although we expect that we will receive additional funds held in the lockbox account during the term of the Tenth Additional 2024 Note, it is possible that the foregoing events will not occur with respect to some or all of the principal amount of the Tenth Additional 2024 Note and that, accordingly, we will not be able to draw any or all of the remaining funds in the lockbox account. Furthermore, there is no guarantee that we will receive additional proceeds in excess of the Tenth Additional 2024 Note under the 2024 Securities Purchase Agreement.

Although the 2024 Securities Purchase Agreement contemplates the issuance of up to $61.5 million of additional 2024 Notes, the terms of our existing financing arrangements impose substantial restrictions on our ability to obtain additional financing. Accordingly, our ability to obtain liquidity through public sales of securities, including pursuant to our ATM Agreement (as defined below) and the 2024 Securities Purchase Agreement, is substantially limited.

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

On August 15, 2025, the Company entered into the Recent Transactions. For more information, see “Recent Developments” above.

Summary of Cash Flows

	Six Months Ended June 30,
	2025	2024
Net cash used in operating activities	(14,027,313)	(30,063,456)
Net cash used in investing activities	—	(3,759,353)
Net cash provided by financing activities	34,101,536	3,285,505

Cash Flows from Operating Activities

Our cash flows from operating activities are affected by our cash investments to support the business in R&D, manufacturing, and SG&A. Our operating cash flows are also affected by our working capital needs to support fluctuations in accounts receivable, inventory, accounts payable and other current assets and liabilities.

During the six months ended June 30, 2025 and 2024, net cash used in operating activities was $14.0 million and $30.1 million, respectively. The decrease in net cash used in operations was primarily attributable to a decrease in spend related to inventory and cost saving measures as we slowed our production due to slower than anticipated sales. The decrease included a $7.3 million decline in employee compensation and related expenses, excluding non-cash stock-based compensation, resulting from our reduction in force actions.

Cash Flows from Investing Activities

Cash used in investing activities related primarily to capital expenditures to upgrade our production and research and development facilities, were $0 for the six months ended June 30, 2025, and $3.8 million for the six months ended June 30, 2024. The decrease is primarily driven by a decline in spending in tooling and equipment related to our truck programs at our Union City, IN manufacturing facility.

Cash Flows from Financing Activities

Net cash provided by financing activities during the six months ended June 30, 2025, was $34.1 million, which was primarily attributable to the issuances of Notes and Warrants under our 2024 Securities Purchase Agreement and of Common Stock under our ATM Agreement. Net cash provided by financing activities during the six months ended June 30, 2024 was $3.3 million, which was primarily attributable to the issuance of Common Stock under our ATM Program offset by the payment of our 2024 Notes.

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
Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2025, our disclosure controls and procedures were not effective as of such date due to material weaknesses in internal control over financial reporting, as described below.
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

As disclosed in our 2024 Form 10-K, management identified a material weakness in our internal controls over financial reporting. During the audit process related to the year ended December 31, 2023, management identified a material weakness in the design of the Company’s internal controls related to our review of third-party valuation deliverables regarding our convertible debt and warrant liability. Additionally, during the third quarter of 2024, management identified a material weakness related to our failure to timely issue finalized quarterly reports for two consecutive quarters due to the turnover of key accounting positions within the Company’s finance organization and the ability of Company accounting personnel who had recently assumed new and additional responsibilities, with the assistance of external accounting consultants, to identify, evaluate and address technical accounting and disclosure issues that affect our Consolidated Financial Statements on a timely basis. As a result of the Company’s previously disclosed efforts to reduce costs and preserve liquidity, the Company was not able to attract, develop and retain sufficient resources to implement internal control responsibilities, resulting in the lack of a sufficient complement of personnel with an appropriate degree of knowledge and experience. Management has determined that these material weaknesses are related to employee turnover and insufficient internal resources in technical accounting and financial reporting impacting our internal control over financial reporting in the third quarter of 2024 and did not affect previously reported periods.

Based on the results of its evaluation and the material weaknesses described above, management concluded that the Company’s internal control over financial reporting was not effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with GAAP as of June 30, 2025.
Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Remediation of Material Weaknesses
Due to the control weaknesses outlined above, management has implemented additional measures to review the key inputs and assumptions used by third-party valuation subject matter specialists. These enhancements aim to address deficiencies in the fair value calculation of the convertible note and warrant liability. We are also in the process of designing and implementing a robust plan intended to address the personnel-related material weakness identified in 2024. These remediation measures will be focused on ensuring that we have a sufficient number of accounting personnel, including the use of third-party resources, and that such personnel have appropriate training and experience with our disclosure and financial reporting process.
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
While management has taken steps to remediate these control weaknesses, the material weaknesses are still unresolved. Consequently, our internal control over financial reporting was not effective as of June 30, 2025.

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

ITEM 1A. RISK FACTORS

For a detailed discussion of risk factors affecting us, see “Part I – Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024. Other than as set forth below, there have been no material changes in the current period regarding our risk factors.

The Merger is subject to a number of conditions and required regulatory approvals, which may not be satisfied in a timely manner or at all.

On August 15, 2025, the Company entered into the Merger Agreement, pursuant to which, and subject to the satisfaction or waiver of the conditions set forth in the Merger Agreement, Merger Subsidiary will merge with and into Motiv. Upon consummation of the Merger, Merger Sub will cease to exist and Motiv will become a direct, wholly-owned subsidiary of Intermediate and an indirect, wholly-owned subsidiary of Workhorse. Consummation of the Merger is subject to certain closing conditions, including, among other things, (i) approval by Workhorse stockholders of the proposals described below, (ii) approval by the requisite Motiv stockholders of the adoption and approval of the Merger Agreement and the transactions contemplated thereby, (iii) the repayment and cancellation of all outstanding Workhorse indebtedness (other than the Convertible Note and the Closing Debt Financing), (iv) Nasdaq’s approval of the listing of the shares of Workhorse Common Stock to be issued in connection with the Merger, (v) the Workhorse Board consisting of seven members, five of whom are designated by Motiv and two of whom are designated by Workhorse, (vi) the performance of the Repayment Agreement (as defined below), (vii) the parties’ entry into the Closing Debt Financing, and (viii) performance of the Sale Leaseback (as defined below). Each party’s obligation to consummate the Merger is also subject to other specified customary conditions, including regarding the accuracy of the representations and warranties of the other party, subject to the applicable materiality standard, and the performance in all material respects by the other party of its obligations under the Merger Agreement required to be performed on or prior to the date of the Closing. The closing of the Merger is conditioned on the consummation of certain other transactions, including the Repayment and the Exchange. Such closing conditions may not be satisfied (or waived, if permitted by the Merger Agreement and applicable law) within the expected timeframe or at all. Many of the conditions to completion of the Merger are not within our control, and we cannot predict when or if these conditions will be satisfied (or waived, if permitted by the Merger Agreement and applicable law). The parties to the Merger Agreement may not receive the necessary approvals for the transaction or receive them within the expected timeframe. In addition, the Merger may fail to close for other reasons. Such a failure could have a material and adverse effect on the Company.

Uncertainties associated with the Merger could adversely affect our business, results of operations, financial condition and stock price.

The announcement and pendency of the Merger, as well as any delays in the expected timeframe, could cause disruption and create uncertainties, which could have an adverse effect on our business, results of operations financial condition and stock price, regardless of whether the Merger is completed. These risks include, but are not limited to:

•an adverse effect on our relationship with suppliers, purchasers and personnel, including if our suppliers, purchasers or others attempt to negotiate changes in existing business relationships, consider entering into business relationships with parties other than us, delay or defer decisions concerning their business with us, or terminate their existing business relationships with us during the pendency of the Merger;
•distraction of our current personnel as a result of the Merger, which could result in a decline in their productivity or cause distractions in the workplace;
•difficulties attracting and retaining key personnel;
•a diversion of a significant amount of management time and resources towards completion of the Merger;
•being subject to certain restrictions on the conduct of our business;
•possibly foregoing certain business opportunities or strategic transactions that we might otherwise pursue absent the pending Merger;

•significant or unexpected costs, charges or expenses resulting from the proposed Merger, including the requirement that we pay a termination fee under certain circumstances;
•uncertainties related to the continued availability of capital and financing and rating agency actions;
•potential litigation relating to the Merger that could prevent or delay the Merger or otherwise negatively impact the Company’s business; and
•other developments beyond our control, including, but not limited to, changes in industry-specific economic and market conditions that may affect the timing or success of the Merger.

Failure to complete the Merger within the expected timeframe, or at all, could adversely affect our business and stock price.

The closing of the Merger may not occur on the expected timeline or at all. While it is currently anticipated that the Merger will be consummated in the fourth quarter of calendar year 2025, we cannot assure you that the conditions set forth in the Merger Agreement and related transaction agreements will be satisfied (or waived, if permitted by the Merger Agreement and applicable law) in a timely manner or at all, or that an effect, event, development, or change will not transpire that could delay or prevent these conditions from being satisfied (or waived, if permitted by the Merger Agreement and applicable law).

In addition, we cannot assure you that the Company or Motiv will not terminate the Merger Agreement if entitled to do so. The Merger Agreement contains certain termination rights for the Company and Motiv. If the Merger Agreement is terminated and the Merger is not consummated, the price of our Common Stock may decline. In addition, upon termination of the Merger Agreement in specified circumstances, we may be required to pay a termination fee, and our obligations under the Convertible Note may be accelerated. If the Company is required to pay this termination fee, such fee, together with our obligations under the Convertible Note and costs incurred to execute the Merger Agreement and pursue the Merger, could have a material adverse effect on the Company’s financial condition, results of operations and stock price.

The Merger Agreement contains provisions that limit our ability to pursue alternatives to the Merger and may discourage other third parties from offering a favorable alternative transaction proposal.

In accordance with the Merger Agreement and subject to certain exceptions therein, we are restricted from soliciting, initiating, proposing or encouraging or facilitating alternative acquisition proposals from third parties and/or providing nonpublic information to third parties in response to any inquiries regarding, or the submission of any proposal or offer that constitutes, or would reasonably be expected to lead to, any Acquisition Proposal (as defined in the Merger Agreement). Upon termination of the Merger Agreement under certain circumstances, including in connection with entry by the Company into a superior proposal, the Company will be required to pay Motiv a termination fee of $1,050,000. In addition, certain of the other transactions entered into in connection with the Merger Agreement, including the Sale Leaseback and the Convertible Note further limit our ability to pursue alternatives.

We are subject to certain restrictions on the conduct of our business under the terms of the Merger Agreement.

Under the terms of the Merger Agreement, we have agreed to certain restrictions on the operations of our business. We have agreed to use our commercially reasonable efforts to refrain from, among other things: incurring debt; increasing the compensation, benefits or severance or termination pay of any current or former employee (other than in the ordinary course of business for certain employees); settling certain legal proceedings; changing our material methods, principles or practices of financial accounting; and incurring certain capital expenditures, in each case, subject to certain exceptions set forth in the Merger Agreement. Because of these restrictions, we may be prevented from undertaking certain actions with respect to our strategic plans or the conduct of our business that we might otherwise have taken if not for the Merger Agreement.

Lawsuits may be filed against us and the members of our Board of Directors arising out of the proposed Merger, which may delay or prevent the proposed Merger or otherwise negatively affect our business and operations.

Putative stockholder complaints, including stockholder class action complaints, and other complaints may be filed against us, our Board of Directors and others in connection with the transactions contemplated by the Merger Agreement. The outcome of litigation is uncertain, and we may not be successful in defending against any such future claims. Lawsuits that may be filed against us, our Board of Directors or others could delay or prevent the Merger, divert the attention of our management and employees from our day-to-day business, and otherwise adversely affect our business, results of operations, and financial condition.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Insider Trading Arrangements

During the three months ended June 30, 2025, none of our directors or officers (as defined in Rule 16a-1 under the Securities
Exchange Act of 1934, as amended (the “Exchange Act”)), adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the
Exchange Act or any “non-Rule 10b5-1 trading arrangement” (as defined by Item 408(c) of Regulation S-K). However, certain of our directors and officers may adopt 10b5-1 plans or non-Rule 10b5-1 trading arrangements in the future.

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

WORKHORSE GROUP INC.

Dated: August 15, 2025	By:	/s/ Richard Dauch
Name: Richard Dauch Title: Chief Executive Officer (Principal Executive Officer)

Dated: August 15, 2025	By:	/s/ Robert M. Ginnan
Name: Robert M. Ginnan Title: Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)