Form 10-Q
period 2025-09-30
Workhorse Group Inc.
filed 2025-11-10
CIK 1425287

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
The number of shares of the Registrant’s Common Stock, $0.001 par value per share, outstanding as of November 7, 2025 was 23,962,845.

i

Forward-Looking Statements

The discussions in this Quarterly Report on Form 10-Q (“Report”) contain forward-looking statements reflecting our current expectations that involve risks and uncertainties. These statements are made under the “safe harbor” provisions of the U.S. Private Securities Litigation Reform Act of 1995. When used in this Report, the words “anticipate,” “expect,” “plan,” “believe,” “seek,” “estimate” and similar expressions are intended to identify forward-looking statements. These are statements that relate to future periods and include, but are not limited to, statements about the features, benefits and performance of our products, our ability to introduce new product offerings and increase revenue from existing products, expected expenses, including those related to selling and marketing, product development and general and administrative, our beliefs regarding the health and growth of the market for our products, anticipated increase in our customer base, expansion of our products’ functionalities, expected revenue levels and sources of revenue, expected impact, if any, of legal proceedings, the adequacy of our liquidity and capital resources, including our ability to receive sufficient funding from our existing financing arrangements or from future financings and the expected terms of such financing, and expected growth in business. Forward-looking statements are statements that are not historical facts. Such forward-looking statements are subject to risks and uncertainties, which could cause actual results to differ materially from the forward-looking statements contained in this Report.

Factors that could cause actual results to differ materially include, but are not limited to: the outcome of continuing discussions between the parties with respect to the Recent Transactions (as defined below), including the possibility that the parties may terminate certain of the Recent Transactions or that the terms of certain of the Recent Transactions may change; our ability to consummate the Recent Transactions or achieve the expected synergies and/or efficiencies; potential regulatory delays; the industry and market reaction to the announcement of the Recent Transactions; the effect of the announcement of the Recent Transactions on the ability of the parties to operate their businesses and retain and hire key personnel and to maintain favorable business relationships; the possibility that the integration of the Merger parties (as defined below) may be more difficult, time-consuming or costly than expected or that operating costs and business disruptions may be greater than expected; the ability to obtain regulatory and other approvals required to consummate the Recent Transactions, including from Nasdaq; our ability to develop and manufacture our product portfolio, including the W4 CC, W750, and W56 and other programs; our ability to attract and retain customers for our existing and new products; ongoing and anticipated changes in the U.S. political environment, including those resulting from the new Presidential Administration, control of Congress, and changes to regulatory agencies; the implementation of changes to the existing tariff regime by the new Presidential Administration and measures taken in response to such tariffs by foreign governments; risks associated with obtaining orders and executing upon such orders; the unavailability, reduction, elimination or adverse application of government subsidies and incentives or any challenge to or failure by the federal government, states or other governmental entities to adopt or enforce regulations such as the California Air Resource Board’s Advanced Clean Fleet regulation; changes in attitude toward environmental, social, and governance matters among regulators, investors, and parties with which we do business; supply chain disruptions, including constraints on steel, semiconductors and other material inputs and resulting cost increases impacting our Company, our customers, our suppliers or the industry; our ability to capitalize on opportunities to deliver products to meet customer requirements; our limited operations and need to expand and enhance elements of our production process to fulfill product orders; our general inability to raise additional capital to fund our operations and business plan; our ability to receive sufficient proceeds from our current and any future financing arrangements to meet our immediate liquidity needs and the potential costs, dilution and restrictions resulting from any such financing; our ability to maintain compliance with the listing requirements of the Nasdaq and the impact of any steps we have taken, including reverse splits of our Common Stock, on our operations, stock price and future access to funds; our ability to protect our intellectual property; market acceptance of our products; our ability to obtain sufficient liquidity from operations and financing activities to continue as a going concern and, our ability to control our expenses; the effectiveness of our cost control measures and the impact such measures could have on our operations, including the effects of furloughing employees; potential competition, including without limitation, shifts in technology; volatility in and deterioration of national and international capital markets and economic conditions; global and local business conditions; acts of war (including without limitation the conflicts in Ukraine and the Middle East) and/or terrorism; the prices being charged by our competitors; our inability to retain key members of our management team; our inability to satisfy our customer warranty claims; the outcome of any regulatory or legal proceedings, including with Coulomb Solutions Inc.; and other risks and uncertainties and other factors discussed from time to time in our filings with the Securities and Exchange Commission (“SEC”), including under the “Risk Factors” section of our filings with the SEC, including our Annual Report on Form 10-K for the year ended December 31, 2024 (the “2024 Form 10-K”) and our Quarterly Report on Form 10-Q for the quarter ended June 30, 2025.

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
All references in this Report that refer to the “Company”, “Workhorse Group”, “Workhorse”, “we,” “us” or “our” are to Workhorse Group Inc.
ii

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Workhorse Group Inc.
Condensed Consolidated Balance Sheets

	September 30, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$12,726,147	$4,119,938
Restricted cash	25,475,596	525,000
Accounts receivable, less allowance for credit losses of $0.2 million and $0.3 million as of September 30, 2025 and December 31, 2024, respectively	1,151,976	537,536
Other receivables, net	1,460,100	544,436
Inventory, net	29,999,387	41,839,020
Prepaid expenses and other current assets	2,148,595	5,865,890
Total current assets	72,961,801	53,431,820
Property, plant and equipment, net	21,120,568	32,976,581
Operating lease right-of-use assets, net	22,236,613	3,247,548
Finance lease right-of-use assets, net	—	4,008,510
Other assets	416,310	176,310
Total Assets	$116,735,292	$93,840,769
Liabilities
Current liabilities:
Accounts payable	$11,225,948	$11,509,149
Accrued liabilities and other current liabilities	7,127,368	8,731,915
Deferred revenue	1,057,000	6,350,581
Warranty liability	1,209,129	861,409
Operating lease liability - current portion	2,707,209	984,407
Finance lease liability - current portion	—	528,023
Warrant liability at fair value	9,983,695	5,778,660
Convertible notes at fair value	27,119,114	10,491,792
Total current liabilities	60,429,463	45,235,936
Convertible note at fair value - long-term	5,148,000	—
Operating lease liability - long-term	19,087,603	4,295,743
Financing lease liability - long-term	—	21,165
Total Liabilities	84,665,066	49,552,844
Commitments and contingencies
Stockholders’ Equity:
Common stock, par value $0.001 per share, 36,000,000 shares authorized, 21,277,037 shares issued and outstanding as of September 30, 2025 and 3,843,341 shares issued and outstanding as of December 31, 2024*	21,276	3,843
Additional paid-in capital *	928,660,494	897,642,626
Accumulated deficit	(896,611,544)	(853,358,544)
Total stockholders’ equity	32,070,226	44,287,925
Total Liabilities and Stockholders’ Equity	$116,735,292	$93,840,769
* Periods presented have been adjusted to reflect the 2024 reverse stock split (1-for-20), which was effective June 17, 2024 and the 2025 reverse stock split (1-for-12.5) which was effective March 17, 2025. Additional information regarding the reverse stock splits may be found in Note 1 – Summary of Business and Significant Accounting Principles to these Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q.
See accompanying notes to the Condensed Consolidated Financial Statements.

Workhorse Group Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Sales, net of returns and allowances	$2,384,998	$2,509,717	$8,695,389	$4,691,451
Cost of sales	10,092,624	6,642,549	28,308,743	21,386,676
Gross loss	(7,707,626)	(4,132,832)	(19,613,354)	(16,695,225)
Operating expenses
Selling, general and administrative	7,770,633	7,722,014	20,399,242	33,883,844
Research and development	1,077,631	2,313,423	3,852,998	7,834,113
Total operating expenses	8,848,264	10,035,437	24,252,240	41,717,957
Loss from operations	(16,555,890)	(14,168,269)	(43,865,594)	(58,413,182)
Interest expense, net	(167,909)	(3,003,460)	(6,002,383)	(6,196,858)
Change in fair value of convertible notes	(2,867,041)	(5,314,353)	(7,781,029)	(8,912,278)
Change in fair value of warrants	(6,838,103)	(2,649,477)	(4,205,035)	(7,089,027)
Gain on sale of assets	13,805,791	—	13,805,791	—
Other income	4,795,250	—	4,795,250	—
Loss before provision for income taxes	(7,827,902)	(25,135,559)	(43,253,000)	(80,611,345)
Provision for income taxes	—	—	—	—
Net loss	$(7,827,902)	$(25,135,559)	$(43,253,000)	$(80,611,345)

Net loss per share of common stock
Basic and Diluted*	$(0.50)	$(19.00)	$(4.49)	$(62.70)

Weighted average shares used in computing net loss per share of common stock
Basic and Diluted*	15,537,878	1,323,168	9,632,187	1,285,725

* Periods presented have been adjusted to reflect the 2024 reverse stock split (1-for-20), which was effective June 17, 2024 and the 2025 reverse stock split (1-for-12.5) which was effective March 17, 2025. Additional information regarding the reverse stock splits may be found in Note 1 – Summary of Business and Significant Accounting Principles to these Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

See accompanying notes to the Condensed Consolidated Financial Statements.

Workhorse Group Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)

	Common Stock		Additional Paid-in Capital*	Accumulated Deficit	Total Stockholders’ Equity
	Number of Shares*	Amount*
Balance as of December 31, 2023	1,143,923	$1,144	$834,679,278	$(751,568,251)	$83,112,171
Common stock issued under ATM	39,236	39	1,242,610	—	1,242,649
Common stock issued under 2023 Warrant Exchange	34,000	34	2,847,466	—	2,847,500
Issuance of common stock under ELOC Purchase Agreement	48,000	48	3,123,952		3,124,000
Common stock issued under 2024 Securities Purchase Agreement	53,118	53	3,268,394	—	3,268,447
Stock options and vesting of restricted shares**	4,891	5	(163,521)	—	(163,516)
Stock-based compensation	—	—	3,148,308	—	3,148,308
Net loss	—	—	—	(29,155,787)	(29,155,787)
Balance as of March 31, 2024	1,323,168	1,323	848,146,487	(780,724,038)	67,423,772
Common stock issued under 2024 Securities Purchase Agreement	332,611	333	14,641,405	—	14,641,738
Stock options and vesting of restricted shares**	3,268	3	(4,769)	—	(4,766)
Stock-based compensation	—	—	2,896,212	—	2,896,212
Net loss	—	—	—	(26,319,999)	(26,319,999)
Balance as of June 30, 2024	1,659,047	1,659	865,679,335	(807,044,037)	58,636,957
Common stock issued under 2024 Securities Purchase Agreement	881,520	882	11,780,034	—	11,780,916
Stock options and vesting of restricted shares**	8,400	8	(2,769)	—	(2,761)
Stock-based compensation	—	—	1,978,330	—	1,978,330
Net loss	—	—	—	(25,135,559)	(25,135,559)
Balance as of September 30, 2024	$2,548,967	$2,549	$879,434,930	$(832,179,596)	$47,257,883

* Periods presented have been adjusted to reflect the 2024 reverse stock split (1-for-20), which was effective June 17, 2024 and the 2025 reverse stock split (1-for-12.5) which was effective March 17, 2025. Additional information regarding the reverse stock splits may be found in Note 1 – Summary of Business and Significant Accounting Principles to these Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q.
**Net of tax payments related to shares withheld for option exercises and vested stock.
See accompanying notes to the Condensed Consolidated Financial Statements.

Workhorse Group Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)

	Common Stock		Additional Paid-in Capital*	Accumulated Deficit	Total Stockholders’ Equity
	Number of Shares*	Amount*
Balance as of December 31, 2024	3,843,341	$3,843	$897,642,626	$(853,358,544)	$44,287,925
Common stock issued under ATM	45,755	46	—	—	46
Common stock issued under Convertible Note	1,862,003	1,862	6,971,603	—	6,973,465
Stock options and vesting of restricted shares**	6,492	6	23,387	—	23,393
Stock-based compensation**	—	—	751,401	—	751,401
Net loss	—	—	—	(20,644,134)	(20,644,134)
Balance as of March 31, 2025	5,757,591	5,757	905,389,017	(874,002,678)	31,392,096
Common stock issued under Convertible Note	4,828,131	4,828	5,358,428	—	5,363,256
Stock options and vesting of restricted shares**	78	1	(16,321)	—	(16,320)
Stock-based compensation**	—	—	388,671	—	388,671
Net loss	—	—	—	(14,780,964)	(14,780,964)
Balance as of June 30, 2025	10,585,800	10,586	911,119,795	(888,783,642)	22,346,739
Common stock issued under Convertible Note	10,691,137	10,690	17,112,084	—	17,122,774
Stock options and vesting of restricted shares**	100	—	(125)	—	(125)
Stock-based compensation**	—	—	428,740	—	428,740
Net loss	—	—	—	(7,827,902)	(7,827,902)
Balance as of September 30, 2025	21,277,037	$21,276	$928,660,494	$(896,611,544)	$32,070,226

* Periods presented have been adjusted to reflect the 2024 reverse stock split (1-for-20), which was effective June 17, 2024 and the 2025 reverse stock split (1-for-12.5) which was effective March 17, 2025. Additional information regarding the reverse stock splits may be found in Note 1 – Summary of Business and Significant Accounting Principles to these Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

**Net of tax payments related to shares withheld for option exercises and vested stock.

See accompanying notes to the Condensed Consolidated Financial Statements.

Workhorse Group Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(43,253,000)	$(80,611,345)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5,586,275	5,959,822
Stock-based compensation	1,568,812	8,206,673
Change in inventory and prepaid purchases reserve	7,363,255	1,084,906
Non-cash lease expense	984,919	580,123
Gain on sale of assets	(13,805,791)	—
Other income	(4,795,250)	—
Change in fair value and gain on conversion of 2026 Notes and 2023 Warrants	—	(2,937,925)
Non-cash change in fair value of convertible notes	7,781,029	505,788
Non-cash change in fair value of warrants	4,205,035	6,655,120
Non-cash payment of convertible notes	(381,212)	11,778,192
Original issuance discount - non-cash fees on convertible notes	4,812,499	2,917,250
Other non-cash items	910,863	—
Effects of changes in operating assets and liabilities:
Accounts receivable	(1,937,021)	785,394
Inventory, net	7,325,678	1,238,803
Prepaid expenses and other current assets	867,995	641,345
Other assets	(240,000)	—
Accounts payable and accrued liabilities	(1,857,937)	2,570,035
Deferred revenue	(498,331)	1,636,250
Warranty liability	347,720	(1,126,224)
Net cash used in operating activities	(25,014,462)	(40,115,793)

Cash flows from investing activities:
Proceeds from sale of assets	19,469,855	—
Capital expenditures	—	(4,027,565)
Net cash provided by (used in) investing activities	19,469,855	(4,027,565)
Cash flows from financing activities:
Proceeds from convertible notes	33,687,500	28,250,000
Proceeds from Motive Convertible Note	5,000,000	—
Payments on convertible notes	—	(20,000,000)
Proceeds from issuance of common stock	406,963	4,366,649
Payments on finance lease	—	(903,357)
Exercise of options and restricted share award activity	6,949	(171,043)
Net cash provided by financing activities	39,101,412	11,542,249

Change in cash and cash equivalents and restricted cash	33,556,805	(32,601,109)
Cash and cash equivalents and restricted cash, beginning of the period	4,644,938	35,845,915
Cash and cash equivalents and restricted cash, end of the period	$38,201,743	$3,244,806
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

We had sales of $8.7 million, incurred a net loss of $43.3 million and used $25.0 million of cash in operating activities during the nine months ended September 30, 2025. As of September 30, 2025, we had $12.7 million of cash and cash equivalents and $25.5 million in restricted cash, net accounts receivable of $1.2 million, other receivables of $1.5 million, net inventory of $30.0 million and accounts payable of $11.2 million. As of September 30, 2025, the Company had positive working capital of $12.5 million and an accumulated deficit of $896.6 million.

As a result of our recurring losses from operations, accumulated deficit, projected capital needs, and delays in bringing our trucks to market and lower than expected market demand, substantial doubt exists regarding our ability to continue as a going concern within one year after the issuance date of the accompanying Condensed Consolidated Financial Statements. Our ability to continue as a going concern is contingent upon the outcome of the Recent Transactions (as defined below), as well as the successful execution of management’s intended plan over the next twelve months to improve the Company’s liquidity and working capital, which includes, but is not limited to:

•Generating revenue by increasing sales of our trucks and other services.
•Reducing expenses and limiting non-contracted capital expenditures.
•Raising capital to fund operations through the issuance of debt or equity securities or other financing arrangements.
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

Our revenues from operations are unlikely to be sufficient to meet our liquidity requirements for the twelve months following the date of the issuance of our Condensed Consolidated Financial Statements, and, accordingly, our ability to continue as a going concern depends on our ability to obtain and receive proceeds from third-party financing. We currently expect that our primary source of third-party financing will be the proceeds of the Tenth Additional 2024 Note (as defined below), which we issued under our 2024 Securities Purchase Agreement, and the Sale Leaseback and the Motive Convertible Note (as defined below). As of November 7, 2025, approximately $15.8 million of the gross proceeds of the Tenth Additional 2024 Note had been released from the lockbox account and approximately $17.0 million of such proceeds remain in the lockbox account and will be available to us only upon satisfaction or waiver of the conditions described below. Accordingly, there can be no assurance that any or all of such proceeds will be available to us on a timely basis or ever.

Under the ATM Agreement, we may offer and sell shares of our Common Stock having an aggregate sales price of up to $175.0 million, at amounts and times determined by management. During the year ended December 31, 2024, we issued 0.2 million shares under the ATM Agreement for net proceeds of $4.2 million, as adjusted for our 2025 Reverse Stock Split (as defined below). During the nine months ended September 30, 2025, no shares were issued under the ATM Agreement. In comparison, during the same period in 2024, we issued 0.5 million shares under the ATM Agreement, for net proceeds of $2.7 million. As of September 30, 2025, approximately $95.0 million remained available under the ATM Agreement. Certain of our other existing financing arrangements place certain conditions and restrictions on the use of our ATM Agreement. In addition, the terms of our existing financing arrangements impose substantial restrictions on our ability to obtain additional financing.

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

During the three months ended September 30, 2025, the Company did not issue or sell to the Investor any additional notes and warrants. As of September 30, 2025, we had issued and sold to the Investor (i) 2024 Notes in the aggregate original principal amount of $77.5 million and (ii) 2024 Warrants to purchase up to 5.7 million shares of Common Stock pursuant to the 2024 Securities Purchase Agreement (following adjustment in connection with our 2024 Reverse Stock Split and our 2025 Reverse Stock Split).

On February 12, 2025. we issued a 2024 Note in aggregate principal amount of $35.0 million (the “Tenth Additional 2024 Note”) which is governed by a lockbox letter agreement entered into between the Company and the Investor (the “Lockbox Letter”). Pursuant to the Lockbox Letter, the net proceeds of $30.6 million, after a 12.5% original issue discount and related fees and expenses, were deposited into a lockbox account under the control of the collateral agent under the 2024 Securities Purchase Agreement. Funds may be released from the lockbox account from time to time (i) in an amount corresponding to the principal amount converted, if the investor converts any portion of the Tenth Additional 2024 Note; (ii) in the amount of $2.6 million each calendar month, if we satisfy the conditions of a Market Release Event (as defined in the Lockbox Letter), including minimum Common Stock price and trading volume conditions; or (iii) otherwise, with the consent of the Investor. As of November 7, 2025, approximately $15.8 million of the gross proceeds of the Tenth Additional 2024 Note had been released from the lockbox account. Although we expect that we will receive additional funds held in the lockbox account during the term of the Tenth Additional 2024 Note, it is possible that the foregoing events will not occur with respect to some or all of the principal amount of the Tenth Additional 2024 Note and that, accordingly, we will not be able to draw any or all of the remaining funds in the lockbox account. Furthermore, there is no assurance that we will receive any additional proceeds beyond those from the Tenth Additional 2024 Note under the 2024 Securities Purchase Agreement.

As of September 30, 2025, $24.1 million aggregate principal amount remained outstanding under the 2024 Notes, and no shares had been issued pursuant to the 2024 Warrants. Upon our filing of one or more additional prospectus supplements, and our satisfaction of certain other conditions, as of September 30, 2025, the 2024 Securities Purchase Agreement contemplates additional closings of 2024 Notes of up to $61.5 million in aggregate principal amount of additional 2024 Notes and corresponding 2024 Warrants.

On August 15, 2025, the Company entered into the Repayment Agreement (as defined below), pursuant to which it agreed to repay its outstanding obligations under the 2024 Notes in connection with the Merger and exchange all of the Investor’s 2024 Warrants for rights to acquire shares of the Company’s Common Stock. In addition, the Investor waived its right to effect additional closings (as defined in the 2024 Securities Purchase Agreement). For more information, see “Recent Developments—Waiver, Repayment and Exchange Agreement” below.

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

Upon the Closing and issuance of the Merger Consideration, on a pro forma basis and based upon the number of shares of Workhorse Common Stock expected to be issued in the Merger, pre-Merger Motiv investors will own approximately 62.5%, Workhorse stockholders, as of immediately prior to Closing, will own approximately 26.5%, and the 2024 Note Holder (as defined below) will own Rights (as defined below) to receive Workhorse Common Stock representing approximately 11% of Workhorse, in all cases, on a fully-diluted basis prior to giving effect to (i) the Equity Financing (as defined below), and (ii) the Convertible Financing (as defined below). Under certain circumstances further described in the Merger Agreement, the ownership percentages may be adjusted.

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

Sale Leaseback of Union City, IN Facility

On August 15, 2025, in connection with the sale and leaseback transaction (the “Sale Leaseback”), a subsidiary of Workhorse, Workhorse Motor Works Inc., entered into a Purchase and Sale Agreement with an affiliate of the Motiv Investor (the “Property Purchaser”) for the sale of its Union City, Indiana manufacturing facility and campus (the “Property”), excluding any equipment and any fixtures solely used in the production of vehicles, to the Property Purchaser for a purchase price, before fees and expenses, of $20.0 million. The Company recognized a gain of $13.8 million, recorded in Gain on sale of assets in the Condensed Consolidated Statements of Operations. Upon commencement of the lease, the Company recognized an operating right-of-use asset and corresponding lease liability of $16.8 million. Workhorse plans to use the proceeds for the Repayment (as defined below), to pay transaction expenses, and for general corporate purposes.

Convertible Financing

On August 15, 2025, Workhorse issued to an affiliate of the Motiv Investor (the “Convertible Note Holder”) a Subordinated Secured Convertible Note (the “Motive Convertible Note”) with an aggregate original principal amount of $5.0 million (the “Convertible Financing”). The Motive Convertible Note was issued without original issue discount, and Workhorse received $5.0 million in proceeds, prior to fees and expenses, which Workhorse plans to use for the Repayment and other general corporate purposes. The Motive Convertible Note bears interest at a rate of 8.0% per annum, subject to adjustment as set forth in the Motive Convertible Note, compounded quarterly and increasing the principal outstanding under the Motive Convertible Note. The Motive Convertible Note is a secured obligation of Workhorse, ranking junior to the 2024 Notes (as defined below) and senior to all other indebtedness and, subject to certain limitations, is unconditionally guaranteed by each of Workhorse’s subsidiaries, pursuant to the terms of a certain Subsidiary Guarantee and secured by substantially all of the assets of Workhorse and its subsidiaries pursuant to a certain Security Agreement.

Workhorse’s obligations under the Motive Convertible Note mature on the earliest of (i) the date a termination fee is due to Motiv under the Merger Agreement, (ii) the date that is three months following the termination of the Merger Agreement pursuant to certain provisions of the Merger Agreement, and (iii) the date that is 24 months after the date of issuance. Following the Closing of the Merger, the Motive Convertible Note will be automatically convertible into a number shares of Workhorse stock equal to the principal amount then outstanding divided by 90% of the price per share paid by investors in the Equity Financing.

As of September 30, 2025, the estimated fair value of the Motive Convertible Note was $5.1 million and $5.0 million in aggregate principal amount remained outstanding under the Motive Convertible Note.

Waiver, Repayment and Exchange Agreement

On August 15, 2025, Workhorse entered into a Waiver, Repayment and Exchange Agreement (the “Repayment Agreement”) by and among Workhorse and the investors party thereto (collectively, the “2024 Note Holder”).

Upon entry into the Repayment Agreement, Workhorse deposited approximately $9.9 million (the “Cash Collateral”) into the previously disclosed Lockbox Account (the “Lockbox”), with such Cash Collateral to be released to the 2024 Note Holder in connection with the Closing. The Cash Collateral will bear interest at a rate equal to 5% per annum. The amount of Cash Collateral released to the 2024 Note Holder in connection with the Closing will be reduced by the aggregate principal amount of 2024 Notes converted before the Closing and increased by the amount of interest accrued on the Cash Collateral before the Closing. In connection with the Closing, Workhorse will redeem all of its then outstanding obligations under the 2024 Notes at 100% of the face amount, plus accrued interest (the “Repayment”). Upon making such Repayment, Workhorse shall have no outstanding obligations under the 2024 Notes.

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

In addition, the Repayment Agreement amended certain provisions of the Securities Purchase Agreement, by and among Workhorse and the 2024 Note Holder (the “2024 Securities Purchase Agreement”). The 2024 Note Holder also waived its right to effect and agreed not to request any Additional Closing (as defined in the 2024 Securities Purchase Agreement), effective as of the date of Closing or the abandonment of the Merger. The 2024 Note Holder also consented to the issuance of the Motive Convertible Note, including the Security Agreement and the Subsidiary Guarantee, the Sale Leaseback, and the Merger and related transactions.

The Merger, the Sale Leaseback, the Convertible Financing, and the Repayment, the Warrant Exchange, and the related transactions contemplated thereby are collectively referred to herein as the “Recent Transactions.”

Cost-saving Measures

As previously disclosed, a key part of management’s plan to improve liquidity and meet working capital needs involves reducing operating costs to lower cash usage and ease pressure on available liquidity. Many of the cost-saving measures implemented in 2024 have continued to yield benefits through the period ended September 30, 2025. In addition, we significantly reduced other operating costs during the first nine months of 2025 compared to the prior year period including, but not limited to, reductions in third-party consulting arrangements, lower research and development activities and associated internal and external costs related to new vehicle program development, consolidation of activities within back-office functions to take advantage of associated personnel attrition and other cost control actions.

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

Aero Drone Design and Manufacturing Operations

Management’s plan also included a decision to cease the production operations of our drone design and manufacturing business and transition exclusively to operating as a Drones as a Service business, as previously disclosed in our 2024 Form 10-K. On June 6, 2024, the Company completed the previously disclosed divestiture of its Aero business (the “Aero Divestiture”) to a third party, to concentrate on its commercial electric vehicle business. The Aero Divestiture has provided an estimated monthly cost savings of approximately $0.4 million. Under the agreement’s earn-out provisions, the Company was eligible to receive a portion of the proceeds if the Aero business realized positive net cash flow however, it has been determined that Aero did not have positive net cash flow, and therefore no payments will be received under the earn-out. The loss on the Aero Divestiture was $0.7 million of which $0.4 million was included in Selling, general and administrative expenses and $0.3 million in Cost of sales in the 2024 Consolidated Statement of Operations for the year ended December 31, 2024.

NASDAQ Listing Requirements and Reverse Stock Split

On March 17, 2025, we effectuated a 1-for-12.5 reverse stock split of our authorized shares and outstanding shares of Common Stock (the “2025 Reverse Stock Split”). We adjusted the exercise price, number of shares issuable on exercise or vesting and/or other terms of our outstanding stock options, warrants, restricted stock, and restricted stock units to reflect the effects of the 2025 Reverse Stock Split. The 2025 Reverse Stock Split was intended to allow us to regain compliance with the Nasdaq’s $1.00 minimum bid price requirement (the “Minimum Bid Price Requirement”). We received notification from Nasdaq Capital Markets on April 1, 2025, that we had regained compliance with the Minimum Bid Price Requirement. As of September 30, 2025 and through the date of this filing, we were in compliance with the Minimum Bid Price Requirement.

In addition, Nasdaq has recently adopted new rules that could hinder our ability to cure any future deficiency and maintain the continued listing of our Common Stock. These new rules, which became effective in January 2025: (i) provide for the immediate delisting with no grace period of any listed company that falls out of compliance with the Minimum Bid Price Requirement for the second time in a twelve-month period, (ii) provide for immediate delisting if a listed company effects a reverse stock split that causes it to fall out of compliance with certain other listing requirements, and (iii) limit the ratio of reverse stock splits used to regain compliance with the Minimum Bid Price Requirement to a cumulative ratio of 1-to-250 in any two-year period. These Nasdaq rules limit our ability to effect a subsequent reverse stock split, including in the event our Common Stock fails to comply with the $1.00 Minimum Bid Price Requirement in the future.

In connection with the Merger Agreement, we agreed to effect a reverse split of our Common Stock to comply with the listing standards of Nasdaq applicable to the Merger, including Nasdaq Listing Rule 5505. In our Definitive Proxy Statement on Schedule 14A filed with the SEC on October 8, 2025, we included a proposal seeking stockholder approval of a reverse split of our Common Stock at a ratio of any whole number between 1-for-8 and 1-for-12, at any time prior to June 30, 2026, at the discretion of our Board of Directors. Whether we effect such a reverse stock split, and the terms of such a reverse stock split, including the ratio at which it is effected, are subject to various factors, including obtaining stockholder approval, most of which are outside our control. We therefore cannot provide assurances about the ultimate outcome of a reverse stock split effected pursuant to the terms of the Merger Agreement or any other future reverse stock split.

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

Reclassifications

The Company reclassified certain prior-period amounts in the Condensed Consolidated Financial Statements to conform to the current-period presentation. These reclassifications had no impact on net loss, total assets, total liabilities or stockholders' equity.

2.    INVENTORY, NET

Inventory, net consisted of the following:

	September 30, 2025	December 31, 2024
Raw materials	$27,514,104	$30,495,263
Work in process	948,723	2,333,989
Finished goods	17,628,171	20,587,424
Total Inventory	46,090,998	53,416,676
Less: inventory reserves	(16,091,611)	(11,577,656)
Inventory, net	$29,999,387	$41,839,020

We reserve inventory for any excess or obsolete inventory or when we believe the net realizable value of inventory is less than the carrying value. As of September 30, 2025 and December 31, 2024, we carried inventory reserves of $16.1 million and $11.6 million, respectively. The increase in inventory reserves was primarily attributable to excess inventory due to slower than anticipated truck sales, offset by our efforts to convert our on-hand inventory into finished goods, as well as sell and dispose of inventory that has been fully reserved.
During the three months ended September 30, 2025 and 2024, we recorded net reserve adjustments of $2.1 million (expense) and $0.5 million (gain), respectively, in Cost of sales in the Condensed Consolidated Statements of Operations. During the nine months ended September 30, 2025 and 2024, we recorded net reserve adjustments of $6.7 million (expense) and $4.0 million (expense), respectively, in Cost of sales in the Condensed Consolidated Statements of Operations.
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

During the third quarter of 2023, we concluded that our investment in Tropos was impaired due to economic conditions and uncertainties that had materially impacted Tropos’ performance and financial position. The impairment was deemed other-than-temporary, as the decline in the investment’s fair value is not expected to recover in the foreseeable future. We recorded an impairment charge of $10.0 million, representing the difference between the investment’s original cost and its fair value on the assessment date. This loss was recognized in “Other (loss) income” in our Consolidated Statements of Operations for the year ended December 31, 2023. The impairment did not relieve the Company of its obligation to provide assembly services under the Assembly Services Agreement. Accordingly, we continued to carry related obligations in Deferred revenue in the Condensed Consolidated Balance Sheets.

During the three months ended September 30, 2025, the Company terminated its Assembly Services Agreement with Tropos because Tropos was in material default under the Assembly Services Agreement. Accordingly, the Company is no longer obligated to perform assembly services, and the corresponding Deferred Revenue balance was removed. Tooling-related assets of $0.1 million were also removed, resulting in a gain of $4.8 million, which was recognized within “Other income” in our Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2025. As of September 30, 2025 and December 31, 2024, Deferred revenue related to the Assembly Services Agreement was $0 million and $4.7 million, respectively.

4.    PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consisted of the following:

	September 30, 2025	December 31, 2024
Prepaid purchases	$6,987,223	$6,721,097
Less: prepaid purchases reserve	(6,475,234)	(3,625,933)
Prepaid purchases, net	511,989	3,095,164
Prepaid insurance	871,270	1,452,542
Right of return asset	351,035	877,587
Other	414,301	440,597
Prepaid expenses and other current assets	$2,148,595	$5,865,890

Prepaid purchases consist of deposits made to our suppliers for non-recurring engineering costs and production parts. As of September 30, 2025 and December 31, 2024, net prepaid purchases primarily consisted of deposits for direct materials associated with our W4 CC and W750 trucks.

5.    REVENUE
The following table provides a summary of sales activity for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Vehicles	$2,073,190	2,169,769	$7,777,439	$2,753,384
Services, parts and accessories	311,808	339,948	917,950	1,938,067
Total revenues	$2,384,998	$2,509,717	$8,695,389	$4,691,451

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
For the three months ended September 30, 2025 and 2024, three entities and two entities each represented 10% or more of our total revenues, respectively. For the nine months ended September 30, 2025 and 2024, two entities and four entities each represented 10% or more of our total revenues, respectively.
Deferred Revenue

Deferred revenue related to our Assembly Services Agreement with Tropos Technologies, Inc (which was terminated during the three months ended September 30, 2025) and sales of select vehicles consisted of the following:

	September 30,	December 31,
	2025	2024
Deferred revenue, beginning of period	$6,350,581	$4,714,331
Additions	—	2,265,000
Revenue recognized	(604,000)	(628,750)
Tropos agreement termination	(4,689,581)	—
Deferred revenue, end of period	$1,057,000	$6,350,581
Less: current portion	1,057,000	6,350,581
Long-term deferred revenue, end of period	$—	$—

6.    ACCRUED AND OTHER CURRENT LIABILITIES

Accrued and other current liabilities consisted of the following:

	September 30, 2025	December 31, 2024
UPS allowance	—	1,412,500
Compensation and related costs	4,483,063	4,507,561
Sales returns and allowances	456,802	1,102,005
Accrued interest	829,382	167,388
Supplier allowance	1,024,518	1,024,518
Other	333,603	517,943
Total accrued and other current liabilities	$7,127,368	$8,731,915

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
Although we believe the estimates and judgments discussed herein are reasonable, actual results could differ, and we may be exposed to increases or decreases in our warranty liability accrual that could be material. The change in the Warranty liability consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Warranty liability, beginning of period	$1,151,614	$642,326	$861,409	$1,902,647
Warranty costs incurred	(146,589)	(61,611)	(403,612)	(189,904)
Provision for warranty(1)	204,104	195,708	751,332	(936,320)
Warranty liability, end of period	$1,209,129	$776,423	$1,209,129	$776,423

(1) The negative provision for the nine months ended September 30, 2024 was a result of the expiration of the warranty liability related to non-current truck models.
7.    DEBT

A reconciliation of the fair value of convertible notes is as follows:

	September 30, 2025	December 31, 2024
Fair value of convertible notes, beginning of period	$10,491,792	$20,180,100
Fair value of convertible notes issued during period	61,262,898	57,078,214
Fair value of convertible note - long-term issued during period	5,000,000
Payments on convertible notes	—	(20,180,100)
Change in fair value of convertible notes (1)	(7,781,029)	(2,621,234)
Fair value of convertible notes exchanged for common stock	(36,706,547)	(43,965,188)
Fair value of convertible notes, end of period	$32,267,114	$10,491,792
Less: current portion	(27,119,114)	(10,491,792)
Convertible note at fair value - long-term	$5,148,000	$—
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

The 2024 Notes include an alternate conversion feature allowing the Investor, at their option, to convert all or a portion of the outstanding principal and accrued interest into Common Stock at an Alternate Conversion Price. This conversion right may be exercised either at the Holder’s discretion or upon the occurrence of certain defined events of default.

As of June 30, 2025, the Company recognized a $2.0 million payable to the Investor related to the Alternate Conversion provisions, primarily driven by the application of a “floor price” condition. This amount was recorded within Accrued liabilities and other current liabilities in the Condensed Consolidated Balance Sheets as of June 30, 2025 and has been settled through a combination of cash payments and/or issuance of shares pursuant to the terms of the 2024 Notes as of September 30, 2025.

As of September 30, 2025, the Company had issued and sold to the Investor $77.5 million in the original principal amount of 2024 Notes and Warrants to purchase up to 5.7 million shares of Common Stock, subject to adjustments following the Company’s 2024 and 2025 Reverse Stock Splits. As of September 30, 2025, $27.1 million aggregate principal amount of the 2024 Notes remained outstanding at fair value, and no shares had been issued upon exercise of the Warrants.

The 2024 Notes and Warrants contain beneficial ownership limitations prohibiting conversion or exercise to the extent that such action would cause the Holder to beneficially own more than 9.99% of the Company’s outstanding Common Stock immediately following such conversion or exercise.

2024 Notes

The 2024 Notes were issued with original issue discount of 12.5%, resulting in $67.8 million of net proceeds to the Company before fees and expenses as of September 30, 2025. The 2024 Notes are or will be senior, secured obligations of the Company, ranking senior to all other unsecured indebtedness, subject to certain limitations and are unconditionally guaranteed by each of the Company’s subsidiaries, pursuant to the terms of a certain security agreement and subsidiary guarantee. The 2024 Notes are issued pursuant to the Company’s Indenture with U.S. Bank Trust Company, National Association, as trustee, and supplemental indentures thereto.

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

The 2024 Notes contain customary affirmative and negative covenants, including certain limitations on debt, liens, restricted payments, asset transfers, changes in the business and transactions with affiliates. The 2024 Notes require the Company to maintain minimum liquidity on the last day of each fiscal quarter in the amount of $4.0 million. The 2024 Notes also contain customary events of default.

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

As of September 30, 2025, $24.1 million in aggregate principal amount remained outstanding under the 2024 Notes. Of this amount, $17.0 million is considered restricted cash, resulting in a net outstanding aggregate principal amount of $7.1 million.

During the three and nine months ended September 30, 2025, the Investor converted $19.0 million and $38.3 million fair value of principal into Common Stock, respectively, and we recorded a $1.4 million fair value net loss and $8.5 million fair value net gain in the Condensed Consolidated Statements of Operations, respectively.

As of September 30, 2025, the estimated fair value of the 2024 Notes totaled $27.1 million. The fair value was computed using a Monte Carlo Simulation Model which incorporates significant inputs that are not observable in the market and thus represents a Level 3 fair value measurement. The unobservable inputs utilized for measuring the fair value of the 2024 Notes reflect our assumptions about the assumptions that market participants would use in valuing the 2024 Notes as of the issuance date and subsequent reporting period.

On August 15, 2025, Workhorse entered into a Waiver, Repayment and Exchange Agreement (the “Repayment Agreement”) by and among Workhorse and the investors party thereto (collectively, the “2024 Note Holder”). Upon entry into the Repayment Agreement, Workhorse deposited approximately $9.9 million (the “Cash Collateral”) into the previously disclosed Lockbox Account (the “Lockbox”), with such Cash Collateral to be released to the 2024 Note Holder in connection with the Closing of the Merger. The Cash Collateral will bear interest at a rate equal to 5.0% per annum. The amount of Cash Collateral released to the 2024 Note Holder in connection with the Closing will be reduced by the aggregate principal amount of 2024 Notes converted before the Closing and increased by the amount of interest accrued on the Cash Collateral before the Closing. In connection with the Closing, Workhorse will redeem all of its then outstanding obligations under the 2024 Notes, at 100% of the face amount, plus accrued interest (the “Repayment”). Upon making such Repayment, Workhorse shall have no outstanding obligations under the 2024 Notes.

We determined the fair value by using the following key inputs to the Monte Carlo Simulation Model:

Issuance Date	February 12, 2025
Maturity Date	December 12, 2025
Principal Balance as of the Valuation Date	$35,000,000
Risk-Free Rate (Annual)	3.99%
Corporate Bond Yield	24.8%
Volatility (Annual)	120.0%
Outstanding Principal	$24,120,000

Convertible Financing

On August 15, 2025, Workhorse entered into a Subordinated Secured Convertible Note agreement (the “Motive Convertible Note” or “Convertible Note - Long-Term”) with Motive GM Holdings II LLC in connection with the execution of the Merger. The Motive Convertible Note was issued without original issue discount, and Workhorse received $5.0 million in proceeds, prior to fees and expenses, which Workhorse plans to use for the Repayment and other general corporate purposes. The Motive Convertible Note bears interest at a rate of 8.0% per annum, subject to adjustment as set forth in the agreement, compounded quarterly and increasing the principal outstanding under the Motive Convertible Note. The Motive Convertible Note is a secured obligation of Workhorse, ranking junior to the 2024 Notes and senior to all other indebtedness and, subject to certain limitations, is unconditionally guaranteed by each of Workhorse’s subsidiaries, pursuant to the terms of a certain Subsidiary Guarantee and secured by substantially all of the assets of Workhorse and its subsidiaries pursuant to a certain Security Agreement.

Workhorse’s obligations under the Motive Convertible Note mature on the earliest of (i) the date a termination fee is due to Motive under the Merger Agreement, (ii) the date that is three months following the termination of the Merger Agreement pursuant to certain provisions of the Merger Agreement, and (iii) the date that is 24 months after the date of issuance. Following the Closing of the Merger, the Motive Convertible Note will be automatically convertible into a number shares of Workhorse stock equal to the principal amount then outstanding divided by 90% of the price per share paid by investors in the Equity Financing.

During the three and nine months ended September 30, 2025, there were no conversions of principal to Common Stock. As of September 30, 2025, the estimated fair value of the Motive Convertible Note was $5.1 million and the aggregate principal amount outstanding was $5.0 million.

The fair value of the Motive Convertible Note was estimated using a scenario-based valuation approach that incorporated a discount rate of 9.9%, with a 30% probability assigned to an equity financing event occurring in December 2026 and a 70% probability that the note will be held to maturity in August 2027.

As of September 30, 2025, the Company was in compliance with the debt terms and associated covenants under the 2024 Notes and the Motive Convertible Note.
Warrants Exercisable
During the nine months ended September 30, 2025, the Company issued 2024 Warrants to purchase 4.4 million shares of Common Stock at an exercise price of $8.75 per share (following adjustment in connection with the Company’s 2024 Reverse Stock Split and 2025 Reverse Stock Split). No warrants were issued during the three months ended September 30, 2025. The exercise price of the outstanding 2024 Warrants is subject to adjustment to a price based on the then-current market price of the Common Stock upon the occurrence of certain Stock Combination Events, including, without limitation, a reverse split of the Common Stock. We expect that such an adjustment may be required as a result of the 2025 Reverse Stock Split and that any such adjustment would affect the fair value of the 2024 Warrants. As of September 30, 2025, no shares had been issued pursuant to the 2024 Warrants.

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

In the event of a Fundamental Transaction (as defined in the 2024 Warrants) that is not a change of control or corporate event as described in the 2024 Warrants, the surviving entity would be required to assume the Company’s obligations under the 2024

Warrants. In addition, if the Company engages in certain transactions that result in the holders of the Common Stock receiving consideration, a holder of the 2024 Warrants will have the option to either (i) exercise the 2024 Warrants prior to the consummation of such transaction and receive the consideration to be issued or distributed in connection with such transaction or (ii) cause the Company to repurchase the 2024 Warrants for its then Black-Scholes Value (as defined in the 2024 Warrants).

As of September 30, 2025, the estimated fair value of the 2024 Warrants as of each respective issuance date totaled $10.0 million. For the three months ended September 30, 2025 and 2024, we recorded a net fair value loss of $6.8 million and $2.6 million, respectively, and for the nine months ended September 30, 2025 and 2024, we recorded a net fair value loss of $4.2 million and $7.1 million, respectively, in Change in fair value of warrants in the Condensed Consolidated Statements of Operations related to the 2024 Warrants.

On August 15, 2025, we entered into the Repayment Agreement, providing for the Exchange of the 2024 Warrants in connection with the Closing of the Merger. See “Note 1, Waiver, Repayment and Exchange Agreement” for more information.
The outstanding warrants will be exchanged for rights to acquire a number of shares equal to 30% of the total outstanding shares of Workhorse Common Stock immediately prior to the Closing of the Merger.

The fair value of the 2024 Warrants was initially estimated using the Black-Scholes option pricing model. In connection with the anticipated settlement of the warrants as part of the Merger, the Company determined that a Monte Carlo Simulation model was more appropriate for estimating fair value as of September 30, 2025. The change in methodology reflects the shift in the warrants’ economic substance following the merger announcement in August 2025.

Under ASC 820, fair value measurements must reflect the assumptions market participants would use, considering all relevant facts and circumstances as of the valuation date. The Black-Scholes model was initially appropriate given the warrants’ standard option-like terms (fixed strike price and maturity). However, after the merger announcement, the warrants’ payoff structure changed—upon the expected closing of the merger in December 2025, the warrants will be terminated and exchanged for a fixed percentage (30%) of WKHS’ outstanding common shares. This introduces path dependency and uncertainty regarding future stock price movements and share issuances from convertible note conversions, which the Black-Scholes model cannot adequately capture.

The Monte Carlo Simulation approach enables modeling of the expected distribution of potential outcomes under the revised terms, incorporating variability in the Company’s stock price and share count. This methodology more accurately reflects market participant assumptions and complies with ASC 820 by capturing the current contractual and economic characteristics of the warrants.

Both the Black-Scholes and Monte Carlo Simulation models utilize significant unobservable inputs and are therefore classified as Level 3 fair value measurements under ASC 820. The Monte Carlo Simulation model estimates the number of common shares expected to be issued to the lender upon conversion of the Note through the Merger closing. At the Note’s maturity date of December 12, 2025 (which is expected to coincide with the Merger closing date), the model aggregates the projected conversion shares, applies a 30% adjustment to determine the total number of warrant-equivalent shares, and multiplies this amount by the closing stock price on that date. The resulting value is then discounted using an appropriate risk-free rate to determine the fair value of the Warrants.

The key assumptions used in the Monte Carlo Simulation model were as follows:
•Stock price: $1.10
•Risk-free interest rate: 3.99%
•Expected volatility (annual): 120%
•Expected dividend yield (annual): 0%
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

Lease expense for operating leases is recognized on a straight-line basis over the lease term as either cost of sales or operating expenses, depending on the nature of the leased asset. In connection with the Aero Divestiture, we entered into an agreement for an operating lease associated with the Aero business whereby the buyer agreed to reimburse the Company for the monthly operating lease payment of approximately $52,000 per month. In connection with the Waiver, we agreed to waive the buyer’s obligation to reimburse these amounts going forward and, accordingly, we will not realize these savings in future periods through the remaining term of the lease.

On August 15, 2025, in connection with the sale and leaseback transaction (the “Sale Leaseback”), a subsidiary of Workhorse, Workhorse Motor Works Inc., entered into a Purchase and Sale Agreement with an affiliate of the Motiv Investor (the “Property Purchaser”) for the sale of its Union City, Indiana manufacturing facility and campus (the “Property”), excluding any equipment and any fixtures solely used in the production of vehicles, to the Property Purchaser for a purchase price, before fees and expenses, of $20.0 million. The transaction met the requirements for sale recognition under ASC 842-40. The Company recognized a gain of $13.8 million, recorded in Gain on sale of assets in the Condensed Consolidated Statements of Operations. Simultaneously with the sale of the Property, the Company entered into a 20-year leaseback arrangement classified as an operating lease under ASC 842. The lease provides for six renewal options of five years each, at market-based rental rates. The lease includes an annual rent payment of $2.1 million with annual 3% escalations. Upon commencement of the lease, the Company recognized an operating right-of-use asset and corresponding lease liability of $16.8 million.
Lease right-of-use assets consisted of the following:

	September 30, 2025	December 31, 2024
Operating leases	$22,236,613	$3,247,548
Finance leases	—	4,008,510
Total lease right-of-use assets	$22,236,613	$7,256,058

Lease liabilities consisted of the following:

	September 30, 2025	December 31, 2024
Operating leases	$21,794,812	$5,280,150
Finance leases	$—	$549,188
Total Lease Liabilities	21,794,812	5,829,338
Less current portion Operating	(2,707,209)	(984,407)
Less current portion Financing	—	(528,023)
Long-term portion Operating	$19,087,603	$4,295,743
Long-term portion Financing	$—	$21,165
During the nine months ended September 30, 2025, the Company reassessed the classification of a previously reported financing lease in accordance with ASC 842 and determined that the lease should be reclassified as an operating lease due to changes in the underlying lease terms. The reclassification resulted in a decrease in lease liabilities and right-of-use assets associated with financing leases and a corresponding increase in those associated with operating leases.

9.    FAIR VALUE MEASUREMENTS

We estimate the fair value of the 2024 Notes, Motive Convertible Note, and 2024 Warrants using commonly accepted valuation methodologies upon issuance and at each reporting date. Considerable judgment was required in interpreting market data to develop the estimates of fair value. Accordingly, the Company’s estimates are not necessarily indicative of the amounts that the Company, or holders of the instruments, could realize in a current market exchange. Significant assumptions used in the fair value model included estimates of the redemption dates, credit spreads and the market price and volatility of the Company’s Common Stock. The use of different assumptions and/or estimation methodologies could have a material effect on the estimated fair values. The following table presents the estimated fair values:

	September 30, 2025				December 31, 2024
	Fair Value	Level 1	Level 2	Level 3	Fair Value	Level 1	Level 2	Level 3
Warrant liability	$9,983,695	$—	$—	$9,983,695	$5,778,660	$—	$—	$5,778,660
Convertible notes	$27,119,114	$—	$—	$27,119,114	$10,491,792	$—	$—	$10,491,792
Convertible note - long-term	$5,148,000	$—	$—	$5,148,000	$—	$—	$—	$—

The following table presents a roll-forward of the fair value of the convertible notes payable, derivative liability, derivative asset and warrant liability that will continue to be measured at fair value on a recurring basis for which fair value is determined based on significant inputs not observable in the market, which represents a Level 3 measurement within the fair value hierarchy as of September 30, 2025.

	Convertible Notes Payable	Convertible Note - Long-Term	Warrant Liability
Balance at December 31, 2024	$10,491,792	$—	$5,778,660
Fair value issued during period	61,262,898	5,000,000	16,416,923
Change in fair value during the period	(7,781,029)	148,000	(12,211,888)
Conversion to common stock	(36,854,547)	—	—
Balance at September 30, 2025	$27,119,114	$5,148,000	$9,983,695

The fair value of the 2024 Warrants was initially measured using the Black-Scholes model approach. Given the expectation of the settlement of warrants in connection with the Merger, the Company determined that the Monte Carlo Simulation model was appropriately suited to determine the fair value of the 2024 Warrants as of September 30, 2025. Both models incorporate significant inputs that are not observable in the market and thus represents a Level 3 measurement.

As of September 30, 2025, there have been no changes to valuation methodologies (other than described above) and in the classification of our Level 1 and Level 3 fair value measurements. The Company continues to utilize consistent approaches in determining the fair value of assets and liabilities categorized within these levels, in accordance with ASC 820.

10.    STOCK-BASED COMPENSATION
We maintain, as approved by the board of directors and the stockholders, the 2017 Incentive Stock Plan, the 2019 Incentive Stock Plan, and 2023 Long-Term Incentive Plan (collectively, the “Plans”) providing for the issuance of stock-based awards to employees, officers, directors or consultants of the Company. Non-qualified stock options may only be granted with an exercise price equal to the market value of our Common Stock on the grant date. The Plans collectively authorize the Company to issue up to 1.4 million shares of Common Stock. Total shares remaining available for stock incentive grants under the Plans totaled approximately 0.2 million as of September 30, 2025. We have granted stock options, restricted stock awards (“RSAs”), restricted stock units (“RSUs”), and performance share units (“PSUs”) under the Plans.
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

Stock-based compensation expense
The following table summarizes stock-based compensation expense for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Stock options	$—	$167,700	$—	$652,168
Restricted stock awards	192,683	1,459,281	1,105,412	5,333,433
Restricted stock units	189,598	—	189,598	(82,221)
Performance-based restricted stock awards	46,459	351,349	273,802	2,119,471
Total stock-based compensation expense	$428,740	$1,978,330	$1,568,812	$8,022,851

Stock options
A summary of stock option activity for the nine months ended September 30, 2025 is as follows:

	Number of Options	Weighted Average Exercise Price per Option	Weighted Average Remaining Contractual Life (Years)
Balance, Outstanding, beginning of year	1,186	$2,567.50	7.0
Exercised	—	—
Outstanding, end of quarter	1,186	$2,567.50	6.25
Exercisable, end of quarter	1,186	$2,567.50	6.25

As of September 30, 2025, there was no unrecognized compensation expense for unvested options.

Restricted stock awards

A summary of RSA activity for the nine months ended September 30, 2025 is as follows:

	Number of Unvested Shares	Weighted Average Grant Date Fair Value per Share
Unvested restricted stock as of December 31, 2024	9,094	$460.33
Granted	—	—
Vested	(5,454)	547.73
Forfeited	(559)	422.59
Unvested restricted stock as of September 30, 2025	3,081	$312.44

Restricted stock units
A summary of RSU activity for the nine months ended September 30, 2025 is as follows:

	Number of Unvested Shares	Weighted Average Grant Date Fair Value per Share
Balance, December 31, 2024	46,205	$79.25
Granted	462,129	1.50
Vested	(15,406)	—
Forfeited	(4,715)	—
Balance, September 30, 2025	488,213	$1.56

As of September 30, 2025, unrecognized compensation expense was $1.0 million for unvested RSA and RSU which is expected to be recognized over the next 0.1 years.

Performance share units

As of September 30, 2025, the number of unvested PSUs was 5,876 shares. The vesting of PSUs is conditioned upon achievement of certain performance objectives over a performance period ending December 31, 2024, and 2025 and 2026 as defined in each award agreement. For the PSUs issued in 2022 and 2023 with a performance period ending December 31, 2024 and 2025, 50% of the PSUs vest based upon the Company’s total shareholder return as compared to a group of peer companies (“TSR PSUs”), and 50% of the PSUs vest based upon our performance on certain measures including a cumulative adjusted EBITDA target (“EBITDA PSUs”). For the PSUs issued in 2024 with a performance period ending December 31, 2026, one hundred percent of the PSUs vest based upon our performance on a cumulative revenue target (“Revenue PSUs”). Depending on the actual achievement on the performance objectives, the grantee may earn between 0% and 200% of the target PSUs.

A summary of the activity for PSU awards with total shareholder return performance objectives for the nine months ended September 30, 2025, is as follows:

	Number of Unvested Shares	Weighted Average Grant Date Fair Value per Share
Balance, December 31, 2024	3,322	$470.00
Granted	—	—
Vested	(104)	470.00
Forfeited	(280)	470.00
Balance, September 30, 2025	2,938	$470.00

As of September 30, 2025, unrecognized compensation expense was $0.1 million performance measures are expected to be met and vest and be recognized over the next 0.1 years.

A summary of the PSU awards with cumulative adjusted EBITDA targets for the nine months ended September 30, 2025 is as follows:

Number of Unvested Shares
Balance, December 31, 2024	3,322
Granted	—
Vested	(104)
Forfeited	(280)
Balance, September 30, 2025	2,938
The fair value of PSUs is calculated based on the stock price on the date of grant. The stock-based compensation expense recognized each period is dependent upon our estimate of the number of shares that will ultimately vest based on the achievement of EBITDA-based performance conditions. Future stock-based compensation expense for unvested EBITDA PSUs will be based on the fair value of the awards as of the grant date. During the quarter ended September 30, 2025, we recorded an expense of $0.1 million related to unvested 2022 issued EBITDA PSUs. This expense reflects the fair value of the EBITDA PSUs that is expected to vest based on the achievement of the established performance targets. The future stock-based compensation expense for the 2023 issued unvested revenue PSUs will be based on the fair value of the awards as of the grant date which has not yet occurred, as the cumulative adjusted EBITDA target condition is not yet defined.
As of September 30, 2025, there were no PSU awards expensed as cumulative revenue targets have yet to be determined. The stock-based compensation expense recognized each period is dependent upon our estimate of the number of shares that will ultimately vest based on the achievement of revenue-based performance conditions. Future stock-based compensation expense for unvested revenue PSUs will be based on the fair value of the awards as of the grant date, which has not yet occurred, as the cumulative adjusted revenue target condition is not yet defined.

11.    STOCKHOLDERS’ EQUITY
Common Stock
We have one class of Common Stock, par value $0.001 per share. Each share of our Common Stock is entitled to one vote on all matters submitted to stockholders. The Company effected the 2024 Reverse Stock Split and 2025 Reverse Stock Split of the Company’s then issued and outstanding shares of Common Stock. The 2025 Reverse Stock Split did affect the number of authorized shares of Common Stock for issuance, and, as of September 30, 2025, our authorized shares of Common Stock for issuance was 36.0 million.
At-The-Market Sales Agreement
On March 10, 2022, we established an at-the-market equity program through our ATM Agreement. Under the ATM Agreement, we may offer and sell shares of our Common Stock having an aggregate sales price of up to $175.0 million.

During the three and nine months ended September 30, 2025, no shares were issued under the ATM Agreement. During the nine months ended September 30, 2024, we issued 0.5 million shares under the program, generating net proceeds of $2.7 million. As of September 30, 2025, approximately $95.0 million remains available under the ATM Agreement. Certain of our other existing financing arrangements place certain conditions and restrictions on the use of our ATM Agreement.
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

During the three and nine months ended September 30, 2025, the Company did not sell any shares of Common Stock pursuant to the ELOC Purchase Agreement. As of September 30, 2025, the Company has sold 48,000 shares of Common Stock (adjusted for the 2024 Reverse Stock Split and 2025 Reverse Stock Split) pursuant to the ELOC Purchase Agreement and received proceeds of $3.1 million. The Company does not expect to issue and sell additional shares under the ELOC due to restrictions contained in its other financing arrangements.

The Company evaluated the contract that includes the right to require the Purchaser to purchase shares of Common Stock in the future (“purchased put right”) considering the guidance in ASC 815-40, and concluded that it is an equity-linked contract that does not qualify for equity classification, and therefore requires fair value accounting as a derivative asset (liability). The Company has analyzed the terms of the freestanding purchased put right and has concluded that it had insignificant value as of September 30, 2025.
Preferred Stock
Workhorse has authorized 75.0 million shares of Series A Preferred Stock, par value $0.001 per share. Our certificate of incorporation provides that shares of preferred stock may be issued from time to time in one or more series. Our Board of Directors is authorized to fix the voting rights, if any, designations, powers, preferences, qualifications, limitations and restrictions thereof, applicable to the shares of preferred stock. As of September 30, 2025, there were no shares of Series A Preferred Stock issued and outstanding.
Warrants
In connection with the issuance of debt and Common Stock, we issued warrants to purchase shares of our Common Stock that have been classified as liabilities in the Condensed Consolidated Financial Statements. As of September 30, 2025, there were approximately 5.7 million Warrants outstanding.

12.    INCOME TAXES
As of September 30, 2025 and December 31, 2024, our net deferred tax liability was zero. Cumulative deferred tax assets are fully reserved as there is not sufficient evidence to conclude it is more likely than not the deferred tax assets are realizable. No current liability for federal or state income taxes has been included in these Condensed Consolidated Financial Statements due to the loss for the periods.

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

The following table presents the potentially dilutive shares that were excluded from the computation of diluted net loss per share of Common Stock, because their effect was anti-dilutive:

	Three months ended September 30,		Nine Months Ended September 30,
	2025	2024*	2025	2024*
Stock-based awards and warrants	6,194,931	1,323,881	6,194,931	1,323,881
Convertible notes	5,790,120	864,996	5,790,120	864,996

* Periods presented have been adjusted to reflect the 2024 reverse stock split (1-for-20), which was effective June 17, 2024 and the 2025 reverse stock split (1-for-12.5) which was effective March 17, 2025. Additional information regarding the reverse stock splits may be found in Note 1 – Summary of Business and Significant Accounting Principles to this Quarterly Report on Form 10-Q.

14.    RECENT ACCOUNTING PRONOUNCEMENTS
Adoption of New Accounting Standards
ASC 280, Segment Reporting. The Company operates as a single reporting segment under ASC 280, which encompasses the design, manufacture, and distribution of all-electric vehicles as an Original Equipment Manufacturers (OEMs). The Chief Executive Officer (CEO), as the Company’s Chief Operating Decision Maker (CODM), evaluates financial performance and allocates resources based on consolidated financial information, including total revenues, operating income, and profitability for the business as a whole. As such, segment information has been presented at the consolidated level, as there are no additional reportable segments in the context of ASC 280.
Accounting Standards Updates ("ASU") Issued But Not Yet Adopted
ASU 2023-09, Improvements to Income Tax Disclosures. In December 2023, the FASB issued ASU 2023-09 to enhance the transparency and decision usefulness of income tax disclosures. The new standard is effective for fiscal years beginning after December 15, 2024, with retrospective application permitted. We are assessing the effect on our annual consolidated financial statement disclosures; however, adoption is not expected to have an impact on our Consolidated Balance Sheets or Consolidated Statements of Operations.
ASU 2024-03, Income Statement — Reporting Comprehensive Income — Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. In November 2024, the FASB issued ASU 2024-03, which requires public business entities to disclose additional information about certain natural expense categories included in each relevant expense caption on the income statement. The ASU affects only disclosure and does not change the recognition, measurement, or presentation of expenses. It is effective for annual reporting periods beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact of this ASU and does not expect it to have a material effect on its consolidated financial position, results of operations, or cash flows.
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

Legal Proceedings

CSI Litigation

On April 19, 2024, Coulomb Solutions Inc. (“CSI”), a supplier to the Company of certain of the batteries used in its vehicles, filed a complaint against the Company in United States District Court for the Eastern District of Michigan (Case No. 2:24-cv-11048). In its complaint, CSI asserts two claims – a breach of contract claim and an alternative unjust enrichment claim – that are both based upon Workhorse’s alleged failure to pay amounts due under several invoices. CSI seeks to recover damages in excess of $4 million, including alleged past due amounts, interest, and collection costs. Workhorse filed its answer to the complaint on June 4, 2024. Discovery has closed. On November 27, 2024, CSI filed a motion for summary judgment. On September 30, the court granted in part and denied in part CSI’s motion for summary judgment. The court granted summary judgment as to CSI’s claim for $2.95 million, but the court denied summary judgment on CSI’s remaining claims. The court has set a mandatory settlement conference for December 8, 2025. As of September 30, 2025, the Company has accrued $1.0 million in connection with this dispute along with the outstanding trade amounts.
16.    SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date the accompanying condensed consolidated financial statements were filed. There were no events that occurred after the balance sheet date that would require additional disclosure in or adjustment to these financial statements.
17.    SUPPLEMENTAL CASH FLOW INFORMATION

During the nine months ended September 30, 2025, the Company extinguished $29.4 million in principal on the 2024 Notes through the issuance of 17.2 million shares of Common Stock upon Investor conversion, compared to $22.9 million through the issuance of 1.3 million shares during the same period in 2024 (following adjustment in connection with the 2024 Reverse Stock Split and the 2025 Reverse Stock Split). This non-cash debt-to-equity transaction reduced short-term debt and increased stockholders’ equity (deficit), as reflected in the Condensed Consolidated Balance Sheets.

During the nine months ended September 30, 2025, the Company entered into a sale leaseback agreement, resulting in the recognition of a right-of-use asset and corresponding lease liability of approximately $16.8 million. This transaction did not result in any cash inflows or outflows at inception and is therefore reported as a noncash investing and financing activity

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Sale Leaseback of Union City, IN Facility

On August 15, 2025, in connection with the sale and leaseback transaction (the “Sale Leaseback”), a subsidiary of Workhorse, Workhorse Motor Works Inc. entered into a Purchase and Sale Agreement with an affiliate of the Motiv Investor (the “Property Purchaser”) for the sale of its Union City, Indiana manufacturing facility and campus (the “Property”), excluding any equipment and any fixtures solely used in the production of vehicles, to the Property Purchaser for a purchase price, before fees and expenses, of $20 million. The sale resulted in a gain of $13.8 million, recorded as a Gain on sale of assets in the Condensed Consolidated Statements of Operations. Simultaneously with the sale of the Property, the Company entered into a 20-year leaseback arrangement classified as an operating lease under ASC 842. Upon commencement of the lease, the Company recognized a right-of-use asset and corresponding lease liability of $16.8 million. Workhorse plans to use the proceeds for the Repayment (as defined below), to pay transaction expenses, and for general corporate purposes.

Convertible Financing

On August 15, 2025, Workhorse issued to an affiliate of the Motiv Investor (the “Convertible Note Holder”) a Subordinated Secured Convertible Note (the “Motive Convertible Note”) with an aggregate original principal amount of $5.0 million (the “Convertible Financing”). The Motive Convertible Note was issued without original issue discount, and Workhorse received $5.0 million in proceeds, prior to fees and expenses, which Workhorse plans to use for the Repayment and other general corporate purposes. The Motive Convertible Note bears interest at a rate of 8.0% per annum, subject to adjustment as set forth in the Motive Convertible Note, compounded quarterly and increasing the principal outstanding under the Motive Convertible Note. The Motive Convertible Note is a secured obligation of Workhorse, ranking junior to the 2024 Notes (as defined below) and senior to all other indebtedness and, subject to certain limitations, is unconditionally guaranteed by each of Workhorse’s subsidiaries, pursuant to the terms of a certain Subsidiary Guarantee and secured by substantially all of the assets of Workhorse and its subsidiaries pursuant to a certain Security Agreement.

Workhorse’s obligations under the Motive Convertible Note mature on the earliest of (i) the date a termination fee is due to Motiv under the Merger Agreement, (ii) the date that is three months following the termination of the Merger Agreement pursuant to certain provisions of the Merger Agreement, and (iii) the date that is 24 months after the date of issuance. Following the Closing of the Merger, the Motive Convertible Note will be automatically convertible into a number shares of Workhorse stock equal to the principal amount then outstanding divided by 90% of the price per share paid by investors in the Equity Financing.

As of September 30, 2025, the estimated fair value of the Motive Convertible Note was $5.1 million, and the aggregate principal amount outstanding was $5.0 million.

Waiver, Repayment and Exchange Agreement

On August 15, 2025, Workhorse entered into a Waiver, Repayment and Exchange Agreement (the “Repayment Agreement”) by and among Workhorse and the investors party thereto (collectively, the “2024 Note Holder”).

Upon entry into the Repayment Agreement, Workhorse deposited approximately $9.9 million (the “Cash Collateral”) into the previously disclosed Lockbox Account (the “Lockbox”), with such Cash Collateral to be released to the 2024 Note Holder in connection with the Closing. The Cash Collateral will bear interest at a rate equal to 5.0% per annum. The amount of Cash Collateral released to the 2024 Note Holder in connection with the Closing will be reduced by the aggregate principal amount of 2024 Notes converted before the Closing and increased by the amount of interest accrued on the Cash Collateral before the Closing. In connection with the Closing, Workhorse will redeem all of its then outstanding obligations under the 2024 Notes, which as of September 30, 2025 is approximately $24.1 million, at 100% of the face amount, plus accrued interest (the “Repayment”). Upon making such Repayment, Workhorse shall have no outstanding obligations under the 2024 Notes.

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

In addition, the Repayment Agreement amended certain provisions of the Securities Purchase Agreement, by and among Workhorse and the 2024 Note Holder (the “2024 Securities Purchase Agreement”). The 2024 Note Holder also waived its right to effect and agreed not to request any Additional Closing (as defined in the 2024 Securities Purchase Agreement), effective as of the date of Closing or the abandonment of the Merger. The 2024 Note Holder also consented to the issuance of the Motive

Convertible Note, including the Security Agreement and the Subsidiary Guarantee, the Sale Leaseback, and the Merger and related transactions.

Going Concern; Financing

As discussed more fully under Note 1, Summary of Business and Significant Accounting Principles; Liquidity, Capital Resources, and Going Concern, above, and Liquidity and Capital Resources; Going Concern, in the notes to our unaudited Condensed Consolidated Financial Statements included with this Quarterly Report on Form 10-Q, our ability to continue as a going concern is contingent upon the outcome of the Recent Transactions, as well as the successful execution of management’s intended plan over the next twelve months to improve the Company’s liquidity and working capital requirements.

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

Pursuant to the 2024 Securities Purchase Agreement, during the three and nine months ended September 30, 2025, the Investor released approximately $7.0 million and $15.8 million from the lockbox account, respectively, and we had received net proceeds of approximately $6.8 million and $15.2 million, respectively, in connection with the Tenth Additional 2024 Note.

On February 12, 2025, we issued a 2024 Note in aggregate principal amount of $35.0 million (the “Tenth Additional 2024 Note”) is governed by a lockbox letter agreement entered into between the Company and the Investor (the “Lockbox Letter”). Pursuant to the Lockbox Letter, the net proceeds of $30.6 million, after a 12.5% original issue discount and related fees and expenses, were deposited into a lockbox account under the control of the collateral agent under the 2024 Securities Purchase Agreement. Funds may be released from the lockbox account from time to time (i) in an amount corresponding to the principal amount converted, if the Investor converts any portion of the Tenth Additional 2024 Note; (ii) in the amount of $2.6 million each calendar month, if we satisfy the conditions of a Market Release Event (as defined in the Lockbox Letter), including minimum Common Stock price and trading volume conditions; or (iii) otherwise, with the consent of the Investor. As of November 7, 2025, the 2024 Note Holder had released approximately $15.8 million from the lockbox account, and we had received net proceeds of approximately $15.2 million. Although we expect that we will receive additional funds held in the lockbox account during the term of the Tenth Additional 2024 Note, it is possible that the foregoing events will not occur with respect to some or all of the principal amount of the Tenth Additional 2024 Note and that, accordingly, we will not be able to draw any or all of the remaining funds in the lockbox account.

Although the 2024 Securities Purchase Agreement contemplates the issuance of up to $61.5 million of additional 2024 Notes, the terms of our existing financing arrangements impose substantial restrictions on our ability to obtain additional financing. Accordingly, our ability to obtain liquidity through public sales of securities, including pursuant to our ATM Agreement and the 2024 Securities Purchase Agreement, is substantially limited.

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

These conditions raise substantial doubt regarding our ability to continue as a going concern for a period of at least one year from the date of issuance of the accompanying Condensed Consolidated Financial Statements. On August 15, 2025, the Company entered into the Recent Transactions, which includes repayment of the 2024 Notes upon closing of the Merger. For more information, see “Recent Developments” above.

Liquidity Improvement Measures

As previously disclosed, a key part of management’s plan to improve liquidity and meet working capital needs involves reducing operating costs to lower cash usage and ease pressure on available liquidity. Many of the cost-saving measures implemented in 2024 have continued to yield benefits through the nine months ended September 30, 2025.
In addition, we significantly reduced other operating costs during the first nine months of 2025 compared to the prior year period including, but not limited to, reductions in third-party consulting arrangements, lower research and development activities and associated internal and external costs related to new vehicle program development, consolidation of activities within back-office functions to take advantage of associated personnel attrition and other cost control actions.
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

We also substantially decreased the procurement of raw materials for future commercial vehicle production, which has notably affected the near-term production and availability of our W56 vehicle platform. We have made substantial progress on our outstanding accounts payable but continue to be overdue on payments to certain suppliers. Certain purchased components for our trucks have supplier long-lead times of up to 24 weeks. While we are focused on the sale of existing inventory on hand, in the event of an increase in market demand for our W56 vehicle, we may not have sufficient cash resources to fund working capital requirements without support from our customer and supplier base, or the availability of additional third-party financing arrangements. We continue to work with certain of our suppliers to extend or restructure the payment terms of its outstanding accounts payable as well as terms and conditions related to the purchase of materials necessary for future production.

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

On August 15, 2025, the Company entered into the Recent Transactions. For more information, see “Recent Developments” above.

Trucks in Production

We continue to focus on product quality, manufacturing capacity and operational planning, and engineering and design to enable increased deliveries and deployments of our products and future revenue growth. During the first nine months of 2025, we continued executing our strategic product roadmap for our electric truck offerings, including the production of the W56 and the development of the W56 208-inch wheelbase truck program in both strip chassis and step van variants. We continued to electrify the fleet of trucks being used in our Stables by Workhorse initiative, which operates FedEx Ground delivery routes in the greater Cincinnati, OH area. The electrification of the fleet provides us with firsthand data on the benefits and challenges of independent fleet operators experience while executing last-mile delivery operations. The initiative also provides valuable insights into how our customers can plan for and manage the transition to EV operations, including how to develop adequate charging infrastructure, training and maintenance services. In addition to our ongoing production ramp in 2025, we intend to continue to generate demand and brand awareness by improving our trucks’ performance and functionality, and by developing new truck programs, including new W56 variants. We expect to continue to benefit from ongoing electrification of the commercial truck market and in particular “last mile delivery” sector.

Recent Trends and Market Conditions

We continue to monitor macroeconomic conditions to remain flexible and to optimize and evolve our business as appropriate, in this uncertain environment and we will endeavor to project demand and infrastructure requirements globally and deploy our production, workforce and other resources accordingly.

Market Demand. We continue to experience slower-than-anticipated industry wide electric truck adoption rates and lack of government subsidies and incentives available to our dealers as well as slower than expected roll-out of additional power to electric grids and the resulting effect on roll-outs of electric truck charging infrastructure, nationwide. Delayed governmental approvals in certain states and slower than expected proliferation of charging stations across the country have also adversely impacted demand. We expect these delays and the current and developing regulatory landscape in the United States to continue to slow adoption in 2026. The dynamic regulatory landscape is a significant consideration for our operations and strategic planning and remains uncertain. Proposed changes to California’s Hybrid and Zero-Emission Truck and Bus Voucher Incentive Program (“HVIP”) could negatively impact demand, if implemented. The removal of the Federal 45W tax-rebate for commercial vehicles may also impact a small percentage of customers. Weighing against these real and potential additional headwinds are the introduction of new incentive programs in some states as well as increased incentives in New York’s, New York Truck Voucher Incentive Program (“NYTVIP”).

Commodities. Commodity prices remain volatile, and we expect continued cost increases for key materials used in electric truck production, including lithium, cobalt, nickel, steel, and aluminum. Global demand shifts in supply and demand have caused uneven price trends across commodities, but overall we anticipate higher material costs. In addition, tariff measures under the current Presidential Administration could have raised the cost of imported automotive parts and raw materials. Although these tariffs are evolving, we are actively monitoring developments and evaluating potential impacts on our supply chain, production costs, and pricing strategies.

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

Our Condensed Consolidated Statements of Operations is as follows:

	Three Months Ended September 30, 2025		Nine Months Ended September 30,
	2025	2024	2025	2024
Sales, net of returns and allowances	$2,384,998	$2,509,717	$8,695,389	$4,691,451
Cost of sales	10,092,624	6,642,549	28,308,743	21,386,676
Gross loss	(7,707,626)	(4,132,832)	(19,613,354)	(16,695,225)
Operating expenses
Selling, general and administrative	$7,770,633	$7,722,014	$20,399,242	$33,883,844
Research and development	1,077,631	2,313,423	3,852,998	7,834,113
Total operating expenses	8,848,264	10,035,437	24,252,240	41,717,957
Loss from operations	(16,555,890)	(14,168,269)	(43,865,594)	(58,413,182)
Interest expense, net	(167,909)	(3,003,460)	(6,002,383)	(6,196,858)
Change in fair value of convertible notes	(2,867,041)	(5,314,353)	(7,781,029)	(8,912,278)
Change in fair value of warrants	(6,838,103)	(2,649,477)	(4,205,035)	(7,089,027)
Gain on sale of assets	13,805,791	—	13,805,791	—
Other income	4,795,250	—	4,795,250	—
Loss before provision for income taxes	(7,827,902)	(25,135,559)	(43,253,000)	(80,611,345)
Provision for income taxes	—	—	—	—
Net loss	$(7,827,902)	$(25,135,559)	$(43,253,000)	$(80,611,345)

Sales, net of returns and allowances

Sales, net of returns and allowances for the three months ended September 30, 2025 and 2024 were $2.4 million and $2.5 million, respectively. The decrease in sales of $0.1 million was primarily due to lower sales of approximately $2.3 million related to the sale of fewer trucks in 2025 compared to the same period in 2024, offset by an increase of $2.2 million related to the recognition of seven vehicles from deferred revenue. Sales, net of returns and allowances for the nine months ended September 30, 2025, and 2024 were $8.7 million and $4.7 million, respectively. The increase in sales of $4.0 million was primarily due to the increased delivery of W56 trucks in the current period, partially offset by the Aero divestiture and W4 CC truck sales in the prior period.

Cost of sales

Cost of sales for the three months ended September 30, 2025 and 2024 were $10.1 million and $6.6 million, respectively. The increase in cost of sales of $3.5 million was primarily a result of an increase in inventory excess and obsolescence reserve of $3.3 million.
Cost of sales for the nine months ended September 30, 2025 and 2024 were $28.3 million and $21.4 million, respectively. The increase in cost of sales of $6.9 million was primarily due to an increase in sales volume as well as a $1.7 million increase in warranty reserve expenses and a $3.3 million increase in inventory excess and obsolescence reserve, which was offset by a $1.8 million decrease in direct and indirect labor costs.

Selling, general and administrative expenses
Selling, general and administrative expenses (“SG&A”) expenses for the three months ended September 30, 2025 and 2024 were $7.8 and $7.7 million, respectively. The increase in SG&A of $0.1 million was primarily driven by a $3.6 million increase in consulting and legal expenses due to the proposed Merger offset by a $2.9 million decrease in employee compensation and related expenses, decrease of $0.2 in marketing and trade show related expenses, and a decrease of $0.3 in IT-related expenses.
SG&A expenses for the nine months ended September 30, 2025 and 2024 were $20.4 million and $33.9 million, respectively. The decrease in SG&A of $13.5 million was primarily driven by a $10.2 million decrease in employee compensation and related expenses due to lower headcount, a decrease of $1.3 million in insurance expenses, a decrease in marketing expenses of $0.6 million, and a decrease in IT-related expenses of $1.2 million.

Research and development expenses

Research and development (“R&D”) expenses for the three months ended September 30, 2025 and 2024 were $1.1 million and $2.3 million, respectively. The decrease in R&D expenses of $1.2 million was primarily driven by a $0.3 million decrease in employee compensation and related expenses due to lower headcount, a $0.5 million decrease in prototype part expenses and $0.3 million decrease in consulting and professional services expenses.

Research and development expenses for the nine months ended September 30, 2025 and 2024 were $3.9 million and $7.8 million, respectively. The decrease in R&D expenses of $3.9 million was primarily driven by the decrease in employee compensation and related expenses due to lower headcount and cost saving measures and the successful completion of the W56 initial design and production of the W56 and the W56 208-inch wheelbase truck program.

Interest expense, net

Interest expense, net for the three months ending September 30, 2025 and 2024 was $0.2 million and $3.0 million, respectively. The difference was primarily driven by higher financing fees related to the 2024 Notes recognized in the prior year period compared to the current period.

Interest expense, net for the nine months ended September 30, 2025 and 2024 was $6.0 million and $6.2 million, respectively. The difference was primarily driven by higher financing fees related to the 2024 Notes recognized in the prior year period compared to current period.

Change in fair value adjustment on notes

As September 30, 2025, the estimated fair value of the 2024 Notes totaled $27.1 million and the estimated fair value of the Motive Convertible Note was $5.1 million.

During the three and nine months ended September 30, 2025, the Investor converted $19.0 million and $38.3 million fair value of principal into Common Stock, respectively, and we recorded a $1.4 million fair value net loss and $8.5 million fair value net gain on conversion in the Condensed Consolidated Statements of Operations, respectively. During the three months ended September 30, 2025 and 2024, we recorded a $2.9 million fair value net loss and a $5.3 million fair value net loss, respectively, in the Condensed Consolidated Statements of Operations related to the 2024 Notes. For the nine months ended September 30, 2025 and 2024, we recorded a $7.8 million fair value net loss and a $8.9 million fair value net loss, respectively, in the Condensed Consolidated Statements of Operations related to the 2024 Notes.

Change in fair value adjustment on warrants

As September 30, 2025, the estimated fair value of the 2024 Warrants totaled $10.0 million.

During the three months ended September 30, 2025 and 2024, we recognized a net fair value loss of $6.8 million and a net fair value loss of $2.6 million, respectively, in the Condensed Consolidated Statements of Operations related to the 2024 Warrants. During the nine months ended September 30, 2025 and 2024, we recognized a net fair value loss of $4.2 million and a net fair value loss of $7.1 million, respectively, in the Condensed Consolidated Statements of Operations related to the 2024 Warrants.

Gain on sale of assets

During the three and nine months ended September 30, 2025, we recognized a gain on sale of assets of $13.8 million primarily related to the Sale Leaseback of our Union City, IN Facility.

Other income

During the three and nine months ended September 30, 2025, we recognized a gain of $4.8 million related to Deferred revenue upon termination of the Tropos Assembly Services Agreement.

Provision for income taxes

The provision for income taxes during the three and nine months ended September 30, 2025 and 2024 was zero. The Company continues to maintain a full valuation allowance against its deferred tax assets, as management has concluded that it is not more likely than not that these assets will be realized in the foreseeable future. In addition, no current federal or state income tax liability has been recorded in the accompanying Condensed Consolidated Financial Statements due to the Company’s loss position for the respective periods.
Liquidity and Capital Resources; Going Concern

We have financed our operations primarily through sales of equity securities and issuance of debt. We have utilized these funds for R&D to fund designing, building and delivering trucks to customers and for working capital purposes.

We had sales net of returns and allowances of $8.7 million, incurred a net loss of $43.3 million and used $25.0 million of cash in operating activities during the nine months ended September 30, 2025. As of September 30, 2025, we had $12.7 million of cash and cash equivalents and $25.5 million in restricted cash.

As a result of our recurring losses from operations, accumulated deficit, projected capital needs, and delays in bringing our trucks to market and lower than expected market demand, management determined that substantial doubt exists regarding our ability to continue as a going concern within one year after the issuance date of the accompanying Condensed Consolidated Financial Statements. Our ability to continue as a going concern is contingent upon the outcome of the Recent Transactions, as well as the successful execution of management’s intended plan over the next twelve months to improve the Company’s liquidity and working capital, which includes, but is not limited to:

•Generating revenue by increasing sales of our trucks and other services.
•Reducing expenses and limiting non-contracted capital expenditures.
•Raising capital to fund operations through the issuance of debt or equity securities or other financing arrangements.

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

Our revenues from operations are unlikely to be sufficient to meet our liquidity requirements for the twelve months following the date of the issuance of our Condensed Consolidated Financial Statements, and, accordingly, our ability to continue as a going concern depends on our ability to obtain and receive proceeds from third-party financing. We currently expect that our primary source of third-party financing will be the proceeds of the Tenth Additional 2024 Note, which we issued under our 2024 Securities Purchase Agreement, and the Sale Leaseback and the Motive Convertible Note. As discussed more fully above, as of September 30, 2025, approximately $17.0 million of such proceeds remain in a lockbox account and will be available to us only upon satisfaction or waiver of the conditions described above. Accordingly, there can be no assurance that any or all of such proceeds will be available to us on a timely basis or ever.

On February 12, 2025, we issued the Tenth Additional 2024 Note in the aggregate principal amount of $35.0 million. The Tenth Additional 2024 Note is governed by the terms of the Lockbox Letter. Pursuant to the Lockbox Letter, net proceeds of $ 30.6 million after a 12.5% original issue discount and related fees and expenses, were deposited into a lockbox account under the control of the collateral agent under the 2024 Securities Purchase Agreement. Funds may be released from the lockbox from time to time (i) in an amount corresponding to the principal amount converted, if the Investor converts any portion of the Tenth Additional 2024 Note; (ii) in the amount of $2.6 million each calendar month, if we satisfy the conditions of a Market Release Event (as defined in the Lockbox Letter), including minimum Common Stock price and trading volume conditions; or (iii) otherwise, with the consent of the Investor. As of November 7, 2025, the Investor had released approximately $15.8 million from the lockbox account, and we had received net proceeds of approximately $15.2 million. Although we expect that we will receive additional funds held in the lockbox account during the term of the Tenth Additional 2024 Note, it is possible that the foregoing events will not occur with respect to some or all of the principal amount of the Tenth Additional 2024 Note and that, accordingly, we will not be able to draw any or all of the remaining funds in the lockbox account. Furthermore, there is no guarantee that we will receive additional proceeds in excess of the Tenth Additional 2024 Note under the 2024 Securities Purchase Agreement.

Although the 2024 Securities Purchase Agreement contemplates the issuance of up to $61.5 million of additional 2024 Notes, the terms of our existing financing arrangements impose substantial restrictions on our ability to obtain additional financing. Accordingly, our ability to obtain liquidity through public sales of securities, including pursuant to our ATM Agreement and the 2024 Securities Purchase Agreement, is substantially limited.

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

On August 15, 2025, the Company entered into the Recent Transactions. For more information, see “Recent Developments” above.
Summary of Cash Flows

	Nine Months Ended September 30,
	2025	2024
Net cash used in operating activities	(25,014,462)	(40,115,793)
Net cash used in investing activities	19,469,855	(4,027,565)
Net cash provided by financing activities	39,101,412	11,542,249

Cash Flows from Operating Activities

Our cash flows from operating activities are affected by our cash investments to support the business in R&D, manufacturing, and SG&A. Our operating cash flows are also affected by our working capital needs to support fluctuations in accounts receivable, inventory, accounts payable and other current assets and liabilities.

During the nine months ended September 30, 2025 and 2024, net cash used in operating activities was $25.0 million and $40.1 million, respectively. The decrease in net cash used in operations was primarily attributable to a decrease in spend related to inventory and cost saving measures as we slowed our production due to lower than anticipated sales. The decrease included a $12.9 million decrease in employee compensation and related expenses, excluding non-cash stock-based compensation, resulting from our reduction in force actions.

Cash Flows from Investing Activities

Cash provided by investing activities was $19.5 for the nine months ended September 30, 2025, as compared to cash used in investing activities was $4.0 million for the nine months ended September 30, 2024. The increase was primarily driven by the proceeds from the Sale Leaseback of our the Union City, IN manufacturing facility in the current period.

Cash Flows from Financing Activities

Net cash provided by financing activities during the nine months ended September 30, 2025 was $39.1 million, which was primarily attributable to the issuances of Notes and Warrants under our 2024 Securities Purchase Agreement, Motive Convertible Note, and Common Stock. Net cash provided by financing activities during the nine months ended September 30, 2024 was $11.5 million, which was primarily attributable to the issuance of 2024 Notes and 2024 Warrants under our 2024 Securities Purchase Agreement and Common Stock under the ATM Agreement offset by the payment of our 2026 Notes.

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
Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of September 30, 2025, our disclosure controls and procedures were not effective as of such date due to material weaknesses in internal control over financial reporting, as described below.
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

As disclosed in our 2024 Form 10-K, management identified material weaknesses in our internal controls over financial reporting. During the audit process related to the year ended December 31, 2023, management identified a material weakness in the design of the Company’s internal controls related to our review of third-party valuation deliverables regarding our convertible debt and warrant liability. Additionally, during the third quarter of 2024, management identified a material weakness related to our failure to timely issue finalized quarterly reports for two consecutive quarters due to the turnover of key accounting positions within the Company’s finance organization and the ability of Company accounting personnel who had recently assumed new and additional responsibilities, with the assistance of external accounting consultants, to identify, evaluate and address technical accounting and disclosure issues that affect our Consolidated Financial Statements on a timely basis. As a result of the Company’s previously disclosed efforts to reduce costs and preserve liquidity, the Company was not able to attract, develop and retain sufficient resources to implement internal control responsibilities, resulting in the lack of a sufficient complement of personnel with an appropriate degree of knowledge and experience. Management has determined that these material weaknesses are related to employee turnover and insufficient internal resources in technical accounting and financial reporting impacting our internal control over financial reporting in the third quarter of 2024 and did not affect previously reported periods.

Based on the results of its evaluation and the material weaknesses described above, management concluded that the Company’s internal control over financial reporting was not effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with GAAP as of September 30, 2025.
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
While management has taken steps to remediate these control weaknesses, the material weaknesses are still unresolved. Consequently, our internal control over financial reporting was not effective as of September 30, 2025.

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

ITEM 1A. RISK FACTORS

For a detailed discussion of risk factors affecting us, see “Part I – Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024 and “Part II – Item 1A. Risk Factors” in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2025. There have been no material changes in the current period regarding our risk factors.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Insider Trading Arrangements

During the three months ended September 30, 2025, none of our directors or officers (as defined in Rule 16a-1 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act or any “non-Rule 10b5-1 trading arrangement” (as defined by Item 408(c) of Regulation S-K). However, certain of our directors and officers may adopt 10b5-1 plans or non-Rule 10b5-1 trading arrangements in the future.

ITEM 6. EXHIBITS

Exhibit No.	Description
2.1	Agreement and Plan of Merger, dated August 15, 2025, by and among Workhorse Group Inc., Omaha Intermediate 2, Inc., Omaha Intermediate, Inc., Omaha Merger Subsidiary, Inc., and Motiv Power Systems, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 15, 2025).
10.1	Subordinated Secured Convertible Note, dated August 15, 2025 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 15, 2025).
10.2	Security Agreement, dated August 15, 2025, among the Grantors and Collateral Agent party thereto (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on August 15, 2025).
10.3	Subsidiary Guarantee, dated August 15, 2025, among Motive GM Holdings II LLC and the Guarantors and Agent party thereto (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on August 15, 2025).
10.4	Purchase and Sale Agreement, dated August 15, 2025, by and between Workhorse Motorworks Inc. and Mango Workhorse LLC (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on August 15, 2025).
10.5	Form of Waiver, Repayment and Exchange Agreement, dated August 15, 2025, by and between Workhorse Group Inc. and the investors party thereto (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the SEC on August 15, 2025).
10.6*	Second Amendment to Employment Agreement, dated August 15, 2025, between the Company and Richard Dauch.
10.7*	280G Cut-Back Agreement, dated August 15, 2025, between the Company and Richard Dauch.
10.8*	Second Amendment to Employment Agreement, dated August 15, 2025, between the Company and Robert Ginnan.
10.9*	280G Cut-Back Agreement, dated August 15, 2025, between the Company and Robert Ginnan.
10.10*	Second Amendment to Employment Agreement, dated August 15, 2025, between the Company and James Harrington.
10.11*	280G Cut-Back Agreement, dated August 15, 2025, between the Company and James Harrington.
10.12*	Lease, dated August 15, 2025, between the Company and Mango Workhorse, LLC.
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL INSTANCE DOCUMENT
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Inline XBRL Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
*Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WORKHORSE GROUP INC.

Dated: November 10, 2025	By:	/s/ Richard Dauch
Name: Richard Dauch Title: Chief Executive Officer (Principal Executive Officer)

Dated: November 10, 2025	By:	/s/ Robert M. Ginnan
Name: Robert M. Ginnan Title: Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)