Form 10-K
period 2025-12-31
Workhorse Group Inc.
filed 2026-03-31
CIK 1425287

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________ to _________
Commission file number: 001-37673
WORKHORSE GROUP INC.
(Exact name of registrant as specified in its charter)

Nevada	26-1394771
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

48443 Alpha Drive #190
Wixom, Michigan 48393	(1-888) 646-5205
(Address of principal executive offices)	(Registrant’s telephone number, including area code)
Securities Registered Pursuant to Section 12(b) of the Exchange Act:

Title of each Class:	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.001 par value per share	WKHS	The NASDAQ Capital Market
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
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
As of June 30, 2025, the last business day of the Registrant’s most recently completed second fiscal quarter, the market value of our common stock held by non-affiliates was $11,644,380.
The number of shares of the Registrant’s Common Stock, $0.001 par value per share, outstanding as of March 24, 2026, was 10,449,858.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the registrant's 2026 Annual Meeting of Stockholders, to be filed within 120 days of the end of the fiscal year ended December 31, 2025, are incorporated by reference into Part III of this Form 10-K.

202
i

Forward-Looking Statements
The discussions in this Annual Report on Form 10-K (this “Report”) contain forward-looking statements reflecting our current expectations that involve risks and uncertainties. These statements are made under the “safe harbor” provisions of the U.S. Private Securities Litigation Reform Act of 1995. When used in this Report, the words “anticipate,” “expect,” “plan,” “believe,” “seek,” “estimate” and similar expressions are intended to identify forward-looking statements. These are statements that relate to future periods and include, but are not limited to, statements about the anticipated benefits of our merger with Motiv Power Systems, Inc., the features, benefits and performance of our products, our ability to introduce new product offerings and increase revenue from existing products, expected expenses including those related to selling and marketing, product development and general and administrative, our beliefs regarding the health and growth of the market for our products, anticipated increase in our customer base, expansion of our products functionalities, expected revenue levels and sources of revenue, expected impact, if any, of legal proceedings, the adequacy of our liquidity and capital resources, including our ability to receive sufficient funding from our existing financing arrangements or from future financings and the expected terms of such financing, and expected growth in business. Forward-looking statements are statements that are not historical facts. Such forward-looking statements are subject to risks and uncertainties, which could cause actual results to differ materially from the forward-looking statements contained in this Report.

Factors that could cause actual results to differ materially include, but are not limited to: our ability to develop and manufacture our product portfolio, including the Class 5/6 W56 Step Van, Class 5/6 Stripped Chassis, Class 4 EPIC4 Shuttle Bus, School Bus, Box Truck, and Work Truck, and other programs; our ability to attract and retain customers for our existing and new products; ongoing, anticipated or unexpected changes in the U.S. political environment, including those resulting from the current presidential administration, control of Congress, and changes to regulatory agencies; the implementation of changes to the existing tariff regime by the current presidential administration and measures taken in response to such tariffs by foreign governments; risks associated with obtaining orders and executing upon such orders; the unavailability, reduction, elimination or adverse application of government subsidies and incentives or any challenge to or failure by the federal government, states or other governmental entities to adopt or enforce regulations such as the California Air Resource Board’s Advanced Clean Fleet regulation; changes in attitude toward environmental, social, and governance matters among regulators, investors, and parties with which we do business; supply chain disruptions, including constraints on steel, semiconductors and other material inputs and resulting cost increases impacting our Company, our customers, our suppliers or the industry; our ability to capitalize on opportunities to deliver products to meet customer requirements; our limited operations and need to expand and enhance elements of our production process to fulfill product orders; our general inability to raise additional capital to fund our operations and business plan; our ability to receive sufficient proceeds from our current and any future financing arrangements to meet our liquidity needs and the potential costs, dilution and restrictions resulting from any such financing; our ability to maintain the listing of our securities on the Nasdaq Capital Markets and the impact of any steps we have taken, including reverse splits of our Common Stock, or any future steps we may take to regain such compliance, on our operations, stock price and future access to liquidity; our ability to protect our intellectual property; market acceptance of our products; our ability to obtain sufficient liquidity from operations and financing activities to continue as a going concern and, our ability to control our expenses; the effectiveness of our cost control measures and impact such measures could have on our operation; potential competition, including without limitation shifts in technology; volatility in and deterioration of national and international capital markets and economic conditions; global and local business conditions; acts of war (including without limitation the ongoing war in Ukraine and conflicts in the Middle East) and/or terrorism; the prices being charged by our competitors; our inability to retain key members of our management team; our inability to satisfy our customer warranty claims; the outcome of any regulatory or legal proceedings, including with Coulomb Solutions Inc.; and other risks and uncertainties and other factors discussed from time to time in our filings with the Securities and Exchange Commission (“SEC”), including under the “Risk Factors” section of this Report.

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
All references in this Report that refer to the “Company”, “Workhorse Group”, “Workhorse”, “we,” “us” or “our” are to Workhorse Group Inc.
ii

PART I
ITEM 1. BUSINESS

Workhorse Group Inc. (“Workhorse”, the “Company”, “we”, “us”, or “our”) is a North American manufacturer of medium-duty electric trucks and buses. Our primary focus is to provide sustainable and cost-effective solutions to the commercial transportation sector. We design and manufacture all-electric vehicles, including the technology that optimizes the way that these vehicles operate. The company’s best-in-class vehicles are designed for last-mile delivery, medium-duty operations, and a growing range of specialized applications.

We are an American-based Original Equipment Manufacturer (“OEM”), and our products are marketed under the Workhorse® and Motiv® brands. Our vehicles are assembled in our Union City, IN production facility, or by contract manufacturers, using domestic and globally-sourced components.

We believe our all-electric commercial vehicles offer fleet operators significant benefits, which include:

•Lower total cost-of-ownership as compared to conventional gas/diesel vehicles;
•Improved profitability through lower maintenance costs and reduced fuel expenses; and
•Decreased vehicle emissions and reduced carbon footprint.

We continue to seek opportunities to grow the business organically, and by expanding relationships with existing and new customers and dealers. We believe we are well positioned to take advantage of long-term opportunities and continue our efforts to bring product innovations to market.

Recent Events

Reverse Stock Split

On December 8, 2025, Workhorse effected a 1-for-12 reverse stock split. As a result, every 12 shares of the Company’s common stock, par value $0.001 per share (the “Common Stock”), were exchanged for one share of new Common Stock. The authorized number of shares of Common Stock were not affected by the reverse split.

Reverse Merger and Related Transactions

On December 15, 2025 (the “Closing Date”), we completed our merger with Motiv Power Systems, Inc. (“Motiv”), pursuant to which Motiv became our indirect, wholly owned subsidiary (the “Merger”).

Motiv is a leading manufacturer of medium duty, zero-emission electric trucks and buses. Motiv produces a range of vehicles, including step vans, shuttle buses, box trucks and work trucks, all of which eliminate tailpipe CO2 emissions and particulate matter, while offering drivers and passengers a comfortable, healthier and safer ride. The Merger is intended to broaden our product portfolio and strengthen our financial position by combining complementary products, fleet dealerships and dealer networks, as well as creating operational scale and cost synergies, including as a result of the transactions described below.

The Merger was accounted for as a reverse merger, with Motiv being treated as the acquirer for accounting purposes. References to “Workhorse”, the “Company”, “we”, “us”, or “our”, when used in this Report incorporate the operations of Motiv unless otherwise indicated or the context requires otherwise. See Note 2, Merger and Related Transactions, in the notes to the accompanying Consolidated Financial Statements.
Pre-Merger Motiv Indebtedness

Prior to the Closing Date of the Merger, Motive GM Holdings II LLC (“MGMH”), a Delaware limited liability company, was Motiv’s controlling stockholder and largest creditor, with all financial indebtedness of Motiv beneficially owned by MGMH or one of its affiliates. In connection with the closing of the Merger, MGMH received 6,629,800 shares of Workhorse Common Stock (the “Merger Consideration”) in partial satisfaction of the financial indebtedness of Motiv beneficially owned by MGMH or one of its affiliates, with any remaining indebtedness cancelled for no consideration, which resulted in MGMH owning 68.3% of the issued and outstanding of our Common Stock.
Pre-Merger Workhorse Indebtedness

The Waiver, Repayment and Exchange Agreement

On August 15, 2025, in connection with the contemplated Merger, Workhorse entered into a Waiver, Repayment and Exchange Agreement (the “Repayment Agreement”) by and among Workhorse and the investors party thereto (collectively, the “2024 Note Holder”) to (i) redeem all of Workhorse’s outstanding obligations under the notes issued to the 2024 Note Holder (the “2024 Notes”) and (ii) cancel the warrants issued to the 2024 Note Holder (the “2024 Warrants”) on the Closing Date.

On December 15, 2025, in accordance with the terms of the Repayment Agreement and upon consummation of the Merger, Workhorse issued to the 2024 Note Holder rights (the “Rights”) to acquire 1,193,364 shares of Common Stock in exchange for the cancellation of the 2024 Warrants (the “Exchange”). Upon completing the redemption of the 2024 Notes (the "Repayment") and the Exchange, Workhorse had no outstanding obligations under the 2024 Notes, all of the 2024 Notes and 2024 Warrants were cancelled, and all collateral, including cash collateral, securing the 2024 Notes was released. Following the Repayment and the Exchange effective December 15, 2025, Workhorse and the 2024 Note Holder terminated the Securities Purchase Agreement to which they were parties, pursuant to which the 2024 Notes were issued and which allowed for further issuances of notes and previously served as a source of third-party financing to Workhorse (the “Securities Purchase Agreement”).

The Convertible Financing

On August 15, 2025, Workhorse issued to MGMH a Subordinated Secured Convertible Note (the “Convertible Note”) with an aggregate original principal amount of $5.0 million (the “Convertible Financing”). The Convertible Note was issued without original issue discount, and Workhorse received $5.0 million in proceeds, which was used for general corporate purposes. The Convertible Note bears interest at a rate of 8.0% per annum, subject to adjustment as set forth in the Convertible Note, compounded quarterly and increasing the principal outstanding under the Convertible Note. The Convertible Note is a secured obligation of Workhorse, ranking senior to all other indebtedness and, subject to certain limitations, is unconditionally guaranteed by each of Workhorse’s subsidiaries, pursuant to the terms of a certain Subsidiary Guarantee and secured by substantially all of the assets of Workhorse and its subsidiaries pursuant to a certain Security Agreement.

Workhorse’s obligations under the Convertible Note mature 24 months after the date of issuance. The Convertible Note is automatically convertible into a number shares of Workhorse Common Stock equal to the principal amount then outstanding divided by 90% of the price per share paid by investors in a private investment in a public entity ("PIPE") transaction.

On December 15, 2025, the parties to the Convertible Note entered into an Amended and Restated Convertible Note (the “A&R Note”) to make the obligations under the Convertible Note, as amended, unsecured obligations of Workhorse and each guarantor party thereto. As a result, the Convertible Note Security Agreement was terminated on the Closing Date. The Convertible Note Subsidiary Guaranty was amended and restated (the “A&R Convertible Note Subsidiary Guaranty”) to incorporate the termination of the Convertible Note Security Agreement.

The Sale-Leaseback Transaction

On August 15, 2025, in connection with the sale and leaseback transaction (the “Sale Leaseback”), a subsidiary of Workhorse, Workhorse Motor Works Inc., entered into a Purchase and Sale Agreement with an affiliate of MGMH (the “Property Purchaser”) for the sale of its Union City, Indiana manufacturing facility and campus (the “Property”), excluding any equipment and any fixtures solely used in the production of vehicles, to the Property Purchaser for a purchase price, before fees and expenses, of $20.0 million. Workhorse used the proceeds to redeem a portion of the 2024 Notes pursuant to the Repayment Agreement, to pay Merger transaction expenses, and for general corporate purposes.

Post-Merger Financing

On December 15, 2025, Workhorse entered into a (i) Credit Agreement (Customer Orders) (the “Customer Order Credit Agreement”) and (ii) Credit Agreement (Cash Flow) (the “Cash Flow Credit Agreement” and together with the Customer Order Credit Agreement, the “Credit Agreements” and such transactions, collectively, the “Closing Debt Financing”), each by and among Workhorse, as borrower, certain subsidiaries of Workhorse, as guarantors, and MGMH as lender.

The Customer Order Credit Agreement provides Workhorse with up to $40.0 million to fund vehicle manufacturing in connection with Qualified Purchase Orders (as defined in the Customer Order Credit Agreement). Under the Customer Order Credit Agreement, a Qualified Purchase Order includes purchase orders entered into between Workhorse and/or one or more of its subsidiaries and a customer made on terms approved by MGMH or substantially similar to terms previously approved by MGMH pursuant to a master purchase agreement or other standard terms and conditions approved by MGMH. The amount of funds advanced by MGMH upon the receipt of an acceptable purchase order will be determined by MGMH but will not exceed 70% of the purchase price for the ordered vehicles without MGMH’s consent. The Cash Flow Credit Agreement provides Workhorse with a line of credit with borrowing capacity of up to $10.0 million to fund its working capital requirements, including costs related to the Merger, and general corporate purposes.

Workhorse’s outstanding obligations under each Credit Agreement bear interest at a reference rate equal to the term Secured Overnight Financing Rate for a three-month tenor (“SOFR”) plus an applicable margin of 5.00%. If SOFR is unavailable pursuant to the terms of the Credit Agreements, the reference rate will be the prime rate of interest per annum last quoted by The Wall Street Journal, and the applicable margin will be 2.50% per annum. Workhorse’s obligations under the Credit Agreements mature on December 15, 2028. MGMH’s obligation to advance additional funds under the Cash Flow Credit Agreement will terminate and thereafter be at the discretion of MGMH upon the consummation by Workhorse of a PIPE transaction (as defined in the Credit Agreements) to the extent such PIPE occurs prior to the maturity date of the Cash Flow Credit Agreement. Both Credit Agreements contain customary representations and warranties, affirmative and negative covenants, and events of default, and provide for customary acceleration and remedy rights for MGMH upon the occurrence of an event of default by Workhorse.

Workhorse’s obligations under the Credit Agreements are senior secured obligations of Workhorse, ranking senior to all other indebtedness and, subject to certain limitations, are unconditionally guaranteed by each of Workhorse’s subsidiaries, pursuant to the terms of the Credit Agreements and secured by substantially all of the assets of Workhorse and its subsidiaries pursuant to a certain Security Agreement (the “Security Agreement”). Payments under the Cash Flow Credit Agreement are effectively subordinated to payments under the Customer Order Credit Agreement pursuant to the waterfall in the Security Agreement.
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
•Reducing redundant expenses and limiting non-strategic capital expenditures.
•Realizing synergies from the Merger, including savings from reducing contract manufacturers for Motiv products by manufacturing them in the Workhorse production facility.
•Continuing efforts to lower the total bill of material cost of our vehicles to be in line with Internal Combustion Engine ("ICE") vehicles.
•Receiving proceeds from our current financing arrangements.
•The successful consummation of a potential equity or equity-linked financing.

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

Our revenues from operations are unlikely to be sufficient to meet our liquidity requirements for the twelve months following the date of the issuance of our Consolidated Financial Statements, and, accordingly, our ability to continue as a going concern depends on our ability to obtain and receive proceeds from external financing. We currently expect that our primary source of financing will be the Credit Agreements and a potential equity or equity-linked financing.

Because the public float of our Common Stock is currently less than $75.0 million, the SEC’s “baby shelf” rules will limit the amount of securities we can offer and sell on Form S-3, including Common Stock and all other securities, to one-third of our public float in any twelve month period. Accordingly, our ability to obtain liquidity though public sales of securities is substantially limited.

Subject to certain conditions, the Credit Agreements permit the Company to raise funds through an equity or equity-linked financing; however, the consummation of such a transaction is not probable as of the issuance date of the accompanying Consolidated Financial Statements.

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

In order to manage liquidity and operating capital, the Company entered into certain of the transactions described above, including the Convertible Financing and the Sale-Leaseback transaction, pursuant to which the Company received gross proceeds of $25.0 million. As of December 31, 2025, there was $5.0 million in principal outstanding under the A&R Note. Additionally, the Company has access to the Customer Order Credit Agreement and the Cash Flow Credit Agreement. The Customer Order Credit Agreement provides Workhorse with up to $40.0 million to fund vehicle manufacturing in connection with Qualified Purchase Orders (as defined in the Customer Order Credit Agreement). The Cash Flow Credit Agreement provides Workhorse with a line of credit with borrowing capacity of up to $10.0 million to fund its working capital requirements, including costs related to the Merger, and its general corporate purposes. As of December 31, 2025, the Company had no outstanding borrowings and remaining availability of $40.0 million under the Customer Order Credit Agreement, and the Company had $10.0 million in outstanding borrowings and no remaining availability under the Cash Flow Credit Agreement.

The Company is actively working to evaluate financing alternatives; however, as noted above, as of the issuance date of the accompanying Consolidated Financial Statements, it is not probable that a potential equity or equity-linked financing transaction will be consummated.
Cost-saving Measures

A vital component of management’s intended plan to improve our liquidity and working capital requirements was completion of the Merger. Consummation of the Merger resulted in settlement of all of Workhorse's obligations under the 2024 Notes, with all of the 2024 Notes and 2024 Warrants being cancelled, and all collateral, including the cash collateral, securing the 2024 Notes being released. Additionally, all indebtedness of Motiv was partially satisfied in exchange for the Merger Consideration with the balance cancelled for no consideration. Additionally, as a result of the Merger, we believe that we have the potential to (i) benefit from our and Motiv's complementary customer bases, which include a substantial number of leading national medium duty fleets; (ii) benefit from our complementary sales and marketing strategies, which include extensive dealer relationships and an established methodology for direct sales to fleets and other customers; and (iii) achieve substantial cost synergies prior to December 31, 2026, including the transition away from contract manufacturers and shifting of production of all vehicles into the Workhorse production facility during 2026. Additionally, the combined company now has an extensive and attractive portfolio of products, including a full range of Category 4-6 trucks and buses, that the Company believes will be attractive to customers.

Management plans to continue to work to achieve expected synergies from the Merger. There can be no assurance that the measures described above, or any other cost-saving measures we may implement in the future, will be sufficient to address our immediate or longer-term liquidity and working capital needs. Moreover, it is possible that such measures will have an adverse effect on our operations.
Commercial Vehicles

Primarily focused on meeting the needs of the medium duty trucking market, which we believe to be an approximately $23 billion market, we develop, manufacture and deploy electric vehicles for businesses and assist fleets through electrification pilot programs, multi-depot deployments and EV orders. We differentiate ourself in the market with an emphasis on customer support, training and services, resulting in more than half of our vehicle deliveries in 2025 being made to repeat customers.

We currently manufacture Class 5/6 commercial delivery vehicles in our production facility in Union City, IN. For our other vehicles, we currently use asset-light contract manufacturers and co-development partnerships that result in flexible, scalable product development and production. To date, the Company has developed a product portfolio that addresses the entire Class 4-6 medium duty trucking market. We are committed to making continued progress in our product development by enhancing our products and developing the next evolution of our offerings. We also offer several options to upfit our customers’ vehicles and fleets to increase the range of electrification options. We expect to transition away from contract manufacturers and shift production of all vehicles into the Workhorse production facility during 2026.

We currently manufacture and sell the following:

Class 5/6 W56 Step Van and Stripped Chassis

The W56 versatile platform is based on long-standing Company know-how in the Class 5/6 truck chassis market, a robust medium-duty chassis, designed for last-mile delivery and high payload work-truck applications. Initially the W56 is delivered in either a stripped chassis or complete step van configuration. The W56 platform provides a robust foundation for custom body builds, from delivery vans and utility vehicles to specialized vehicles. With its strong, configurable frame, the W56 is designed for safety and efficiency, and tailored to meet customer demands.

Class 5/6 Stripped Chassis

We currently offer the legacy Motiv 6th generation electrified chassis, “S,” which has step van and specialty applications. Work truck or box truck upfits to this platform enhance flexibility to meet customer demands. The legacy Motiv model of the Class 5/6 stripped chassis is going to be sunset over the next 12 months as we transition customers to the W56 platform.

Class 4 EPIC4 Shuttle Bus, School Bus, Box Truck, and Work Truck

Our Class 4 cab chassis called “Epic 4” can be used for shuttle, school, box, refrigeration, work truck, flat bed and specialty applications. Our shuttle bus upfitting can accommodate shuttle buses for 12+2 passengers and school bus upfitting can accommodate school buses for up to 20 passengers.

Product Roadmap

We have plans to continue to reduce the total cost of and enhance the design and performance of our current product lineup, as well design new vehicles as the market evolves. We intend to develop a proprietary Class 5 & 6 cab chassis and expect that this product will be able to be used for dry box, refrigeration, stake bed, utility and shuttle purposes.

Fleet Management

In April 2025, the Company launched the Motiv Premier Partner Network (MPPN), a carefully vetted commercial fleet resource consisting of some of the industry-leading solution providers available to support fleets at any stage of their journey to net-zero emissions. MPPN offerings and expertise focus on helping fleets minimize charging infrastructure costs, improve operational efficiencies and take advantage of incentive and financing programs.

Certified Dealer Program

During 2025, we continued to develop our network of Workhorse certified dealers trained to safely repair and maintain the electric components of our vehicles into new states to support our customers. This program allows us to establish a comprehensive training program enabling dealers to safely assist customers with vehicle maintenance in addition to providing strategies for vehicle deployment into their fleets. To ensure high quality vehicle maintenance, Workhorse certified dealers have also made investments in electric vehicle charging infrastructure, tooling, and building out spare parts inventory. The program is designed to provide a strong foundation of safety and reliability in our vehicles for both our dealers and end customers. Our California dealers are eligible to participate in the CARB HVIP following our approval by CARB to participate as an intermediate-stage manufacturer.

Stables by Workhorse

In 2022, Workhorse purchased ESG Logistics Corp., a provider of package pickup and delivery services, and began operating a series of FedEx Ground delivery routes in the greater Cincinnati, OH area under an initiative known as Stables by Workhorse. Throughout 2025, Workhorse continued to electrify the fleet of vehicles being used in the Stables by Workhorse initiative. The electrification of the fleet provides firsthand data on the benefits and challenges of independent fleet operators experience while executing last-mile delivery operations. The initiative also provides valuable insights into how customers can plan for and manage the transition to EV operations, including how to develop adequate charging infrastructure, training and maintenance services.

Technology, Research and Development
Our overall technology focus is on developing complete-vehicle telematics solutions for manufacture, and on software systems to support the use and maintenance across all our vehicles. Research and development activities are conducted in-house at the Company's commercial vehicle facilities in Wixom, MI, Foster City, CA, and Sharonville, OH, and are carried out by staff located at each of those facilities.
Workhorse Connect™ (Formerly Metron)

Workhorse continues to develop and maintain its Workhorse Connect™ remote data management system that tracks the performance of all legacy Workhorse vehicles, providing a service management system and the communication channel between customers and partners. We are currently focused on adding the ability to integrate Workhorse Connect™ Telematics with the internal telematics and data management systems of clients, as well as expanding the ability to present and analyze data within a proprietary Workhorse interface. The Workhorse Connect™ system is capable of updating more than 500 data points in ten seconds, live trip tracking and route replays, remote battery range monitoring, custom graphics analysis and data reports.

Telematics and Charging Infrastructure

We supplement our legacy Motiv vehicle portfolio with telematics and charging infrastructure solutions through industry-leading third parties that are intended to enhance fleet performance and support customer adoption of zero-emission trucks. We resell Geotab telematics to provide real-time vehicle data, maintenance insights, and operational analytics designed to improve fleet efficiency and reduce total cost of ownership. In parallel, we offer charging hardware, charging software, project advisory, implementation services, and infrastructure maintenance through various partners.

Supply Chain

We continue to build long-term relationships with suppliers of key parts, components, and raw materials necessary for the manufacture of our vehicles, including batteries, electronics, and vehicle chassis. Our supply chain is global, and we rely on suppliers across multiple regions to source critical components. As part of our procurement strategy, we actively work to identify and establish relationships with multiple suppliers to improve supply chain resilience, enhance cost efficiency and where possible reduce dependence on single source suppliers. This includes collaborating with Coulomb Solutions Inc., our supplier of certain vehicle batteries, to address the complaint filed against us (See Note 16, Commitment and Contingencies, in the notes to the accompanying Consolidated Financial Statements).

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

The Clean Air Act requires that we obtain a Certificate of Conformity (“CoC”) issued by the EPA Federal emissions compliance. In the state of California, an Executive Order issued by the California Air Resource Board (“CARB”) is required for emissions compliance, examined and issued with respect to emissions and mileage requirements for our vehicles. The CoC is required for vehicles sold in states covered by the Clean Air Act’s standards and the California Executive Order is required for vehicles sold in states that have sought and received a waiver from the EPA to utilize California standards. The California standards for emissions control for certain regulated pollutants for new vehicles and engines sold in California are set by CARB. States that have adopted the California standards as approved by EPA also recognize the Executive Order for sales of vehicles. In California, a Zero-emission Powertrain (“ZEP”) Certification is an additional requirement for new applicants to participate in the Hybrid and Zero-Emission Truck and Bus Voucher Incentive Project (“HVIP”) on or after January 1, 2023. This new requirement applies to all zero-emission powertrains and the trucks and buses in which they are installed. Workhorse’s MY 2023 and newer vehicles are eligible for California’s HVIP program and other incentive and grant programs across the United States, including those in Washington State, New York and Massachusetts.

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

Recent regulatory developments

Since the current presidential administration took office in January 2025, various executive orders issued by prior administrations have been rescinded and new executive orders have been issued and other related executive actions have been taken, which indicate an intention to reverse much of the previous administration’s policy directives related to clean energy and electric vehicles. In addition, the current presidential administration has taken actions to reduce the number of federal employees and to eliminate certain federal agencies or reduce their authority. For example, the current presidential administration has issued executive orders to revoke prior executive orders that directed federal agencies to review and potentially revise vehicle fuel efficiency and emissions standards. The revocation of these executive orders may decrease the demand and reduce the value of the greenhouse gas credits and similar regulatory credits, which may be important to our customers or potential customers. We cannot guarantee that the current governmental incentives and subsidies available for purchasers of electric vehicles will remain available. In addition, the current presidential administration has suspended funding the previously proposed plan to deploy an additional 500,000 electric vehicle charging stations across the United States. Many of the current presidential administration’s policy objectives will require further rulemaking actions or other formal steps before they would become law. As a result, there is significant uncertainty regarding whether or how regulations and the agencies that administer and enforce these regulations may change as a result of the actions taken to date and possible future actions by the current presidential administration. Additionally, there may be litigation over such regulatory changes, and if public enforcement decreases as a result of such changes, private litigation may increase.

Intellectual Property

The Company's success depends in part upon our ability to protect our core technology and intellectual property. The Company protects its intellectual property rights, both in the U.S. and abroad, through a combination of patent, trademark, copyright and trade secret protection, as well as confidentiality agreements with employees and consultants. It seeks to control access to, and distribution of, proprietary information through non-disclosure agreements with vendors and business partners. Unpatented research, development, know-how, and engineering skills make a vital contribution to the business, and the Company pursues patent protection when it believe it is possible and consistent with the overall strategy for safeguarding intellectual property. As of December 31, 2025, the Company holds 97 patents, and has 61 patents pending.

The Company is not aware of any infringing uses or any prior claims of ownership of our trademarks that could materially affect the business. It is the Company's policy to pursue registration of primary trademarks whenever possible and to vigorously defend patents, trademarks and other proprietary marks against infringement or other threats to the extent practical under applicable laws. As of December 31, 2025, the Company has ownership of 21 trademarks, with 6 trademarks pending.

Commitment to Sustainable Business Excellence

Our mission is grounded in leading the commercial vehicle industry’s transition to zero emissions. To accomplish this, we embrace a future built on lower carbon emissions—from energy generation to end-use consumption. As part of this transition, we are designing and manufacturing purpose-built electric vehicles that are essential to the evolving transportation ecosystem. Our mission is to build better trucks to build a better world.

We define sustainability not as a separate initiative, but as a strategic pillar embedded in our operations, products, and partnerships. Our investments in facility efficiency and environmentally conscious design reflect our commitment to operational excellence. At the same time, we foster a culture of safety and continuous improvement, empowering our workforce through active engagement.

Environmental responsibility extends throughout our value chain. We are reducing our carbon footprint by working closely with suppliers who share our values and adhere to social, environmental, and ethical best practices. This holistic approach helps us to deliver vehicles that not only deliver strong performance, lower Total Operating Cost (TOC), and an attractive Return on Investment (ROI) for our customers but are also sustainable.

We recognize that strong governance is essential to achieving our strategic goals. Our governance framework promotes accountability and transparency, with leadership oversight at every level. In 2025, our cross-functional executive committee played a key role in advancing workforce development and aligning company-wide initiatives with our mission-driven priorities.

We believe this balanced approach—environmental stewardship, social responsibility, and robust governance—supports both long-term value creation and near-term customer success.

Human Capital

As of December 31, 2025, we had 148 full-time employees. In addition, as of December 31, 2025 and due to the Merger transition, we also had 41 employees working under transition agreements with varied retention end dates through mid-2026. None of our U.S. employees are represented by a labor organization or are party to any collective bargaining arrangement. We have never experienced a strike or similar work stoppage, and we consider our relations with our employees to be good.

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

We have an employee hotline, providing our employees an opportunity to report matters such as safety concerns, fraud or other misconduct. All reported matters are reviewed in accordance with established protocols by our Legal, Human Resources and Finance departments, who monitor the remediation and disposition of any reported matters.

Support Employee Well-being and Engagement

We support the overall well-being of our employees from a physical, emotional, financial, and social perspective. Our well-being program includes a long-standing practice of flexible paid time off, life planning benefits, wellness platforms and employee assistance programs.

Offer Competitive Compensation and Benefits

We strive to provide our employees with competitive and fair compensation and innovative benefits offerings, tying incentive compensation to both business and individual performance, offering competitive maternal/paternal leave policies and providing meaningful retirement and health benefits.

Provide Programs for Employee Recognition

We conduct annual employee performance reviews, where each employee is evaluated by their personal manager and also conducts a self-assessment, a process which empowers our employees. Employee performance is assessed based on a variety of key performance metrics, including the achievement of objectives specific to the employee’s department or role. Post-merger, we are implementing rewards and recognition programs to our employees, including awards to recognize employees who best exemplify our values and spot awards to recognize employee contributions. We believe that these recognition programs help drive strong employee performance and retention.

Create Opportunities for Growth and Development

We focus on creating opportunities for employee growth, development, training, and education, including opportunities to cultivate talent and identify candidates for new roles from within the Company and management and leadership development programs.

Available Information

We file or furnish periodic reports and amendments thereto, including our Annual Reports on Form 10-K, our Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, proxy statements and other information with the SEC. In addition, the SEC maintains a website (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically. Our website is located at www.workhorse.com, and our reports, amendments thereto, proxy statements and other information are also made available on our investor relations website, free of charge, at ir.workhorse.com as soon as reasonably practicable after we electronically file or furnish such information with the SEC.

ITEM 1A. RISK FACTORS

A description of the risks and uncertainties associated with our business is set forth below. You should carefully consider such risks and uncertainties, together with the other information contained in this Annual Report on Form 10-K, and in our other public filings. If any such risks and uncertainties actually occur, our business, financial condition or results of operations could differ materially from the plans, projections, and other forward-looking statements included elsewhere in this Annual Report on Form 10-K and in our other public filings. These risk factors are not the only risks we face. Our business could also be affected by additional risks and uncertainties not currently known to us or that we currently consider to be immaterial. In addition, if any of the following risks and uncertainties, or if any other risks and uncertainties, actually occur, our business, financial condition, or results of operations could be harmed substantially.

Summary of Risk Factors

Below is a summary of the principal factors that make an investment in our Common Stock speculative or risky, which should be considered together with the more detailed discussion following this summary, together with other information in this Annual Report on Form 10-K. These risks include, but are not limited to, the following:

Risks Related to the Merger

•The combined company may be unable to successfully integrate the businesses of Workhorse and Motiv in the expected time frame or at all. Additionally, we have incurred, and expect to continue to incur, substantial costs as a result of the Merger. We also may be unable to realize the anticipated benefits of the Merger.

Risks Related to our Business and Operations

•Substantial doubt exists regarding our ability to continue as a going concern through the twelve months following the date of the issuance of the Consolidated Financial Statements accompanying this Annual Report on Form 10-K.
•If we cannot generate or obtain additional capital, we may be unable to meet the needs of our current and prospective customers or to expand our operations.
•The unavailability, reduction, elimination or adverse application of government subsidies and incentives could have an adverse effect on our business, prospects, financial condition and operating results.
•Uncertain global macro-economic and political conditions could materially adversely affect our results of operations and financial condition and our business could be adversely affected by trade tariffs or other trade barriers.
•We cannot assure you that we will be successful in executing our business plan.
•We may not be successful in lowering our total bill of material costs for our vehicles to a level where we can be competitive with ICE vehicles.
•We may experience delays in launching and ramping up production or we may be unable to control our manufacturing costs.
•Our results of operations have not resulted in profitability and we may not be able to achieve profitability going forward.
•If our vehicles fail to perform as expected, our ability to develop, market and sell our electric vehicles could be harmed.
•The loss of any of our customers could materially harm our business.
•Regulatory requirements may have a negative impact upon our business. We may incur costs, expenses and penalties related to regulatory matters, governmental investigations, legal proceedings and other claims, which could have a material adverse effect on the Company's business, financial position, results of operations, cash flows or liquidity.
•We do not always receive progress payments on orders of our vehicles, and if a purchaser fails to pay upon delivery, we may not be able to recoup the costs we incurred in producing such vehicles.
•Our business, prospects, financial condition and operating results will be adversely affected if we cannot reduce and adequately control the costs and expenses associated with operating our business, including our material and production costs.
•The demand for commercial electric vehicles depends, in part, on the continuation of current trends resulting from dependence on fossil fuels.

•Our future growth depends on the willingness of operators of commercial vehicle fleets to adopt electric vehicles and on our ability to produce, sell and service vehicles that meet their needs. This often depends upon the cost for an operator adopting electric vehicle technology as compared to the cost of traditional internal combustion technology.
•If the market for commercial electric vehicles does not develop broadly and more quickly than it is currently developing, our business, prospects, financial condition and operating results will be adversely affected.
•We currently do not have and do not expect to have a significant number of long-term supply contracts with guaranteed pricing and substantial increases in these prices would increase our operating costs and could adversely affect our business, financial position, results of operations, cash flows or liquidity.
•If we are unable to scale our operations at our Union City, IN facility in an expedited manner from our limited low volume production to high volume production, our business, financial position, results of operations, cash flows and liquidity will be adversely affected.
•The loss of key personnel or the inability to attract additional personnel may adversely affect our business and results of operations.
•We face intense competition.
•Our electric vehicles compete for market share with vehicles powered by other vehicle technologies that may prove to be more attractive than ours. Changes in the market for electric vehicles could cause our products to become obsolete or lose popularity. We may be unable to keep up with changes in electric vehicle technology and, as a result, may suffer a decline in our business and competitive position.
•The failure of certain key suppliers to provide us with the necessary components of our products according to our schedule and at price, quality levels and volumes acceptable to us could have a severe and negative impact upon our business.
•Product liability or other claims could have a material adverse effect on our business.
•Our success may depend on protecting our intellectual property rights and we may be exposed to liability for infringing upon the intellectual property rights of other companies.
•Our electric vehicles make use of lithium-ion battery cells, which have occasionally been observed to catch fire or vent smoke and flames, which could subject us to liability and adverse publicity.
•Increasing scrutiny and changing requirements, attitudes or expectations with respect to our environmental, social, and governance (“ESG”) practices may impose additional costs on us or expose us to new or additional risks.
•We face risks associated with security breaches through cyber-attacks, cyber intrusions, or otherwise, which could pose a risk to our systems, networks and services.

Risks Related to our Financing Arrangements

•Our Credit Agreements are secured by substantially all of our and our subsidiaries' assets. We may not be able to borrow under the agreements. Additionally, if there is an uncured event of default, the lender could foreclose on our assets, and we could lose ownership of those assets. The Credit Agreements also contain various covenants that could place restrictions on our operating and financial flexibility and our level of indebtedness under the Credit Agreements could adversely affect our business, financial condition or results of operations.

Risks Related to Owning Our Common Stock

•We have identified a material weakness in our internal control over financial reporting and we may not be able to accurately or timely report our financial condition or results of operations, which may adversely affect our business.
•Our stock price and trading volume may be volatile, which could result in substantial losses for our stockholders. Additionally, we have not paid cash dividends in the past and have no immediate plans to pay cash dividends.
•Stockholders may experience future dilution as a result of our existing and future financings.
•Our charter documents and Nevada law may inhibit a takeover that stockholders consider favorable.

Risk Factors

Risks Related to the Merger

The combined company may be unable to successfully integrate the businesses of Workhorse and Motiv in the expected time frame or at all.

The combination of two independent businesses is complex, costly, and time consuming, and we are devoting significant management time and resources to integrating the businesses and operations of the two companies. Challenges involved in this integration include, among others:

•combining the businesses of Workhorse and Motiv in a manner that permits the combined company to achieve the synergies, efficiencies, and growth opportunities anticipated to result from the Merger;
•retaining and integrating personnel;
•harmonizing each company's operating practices, employee development and compensation programs, internal controls and other policies, procedures, and processes;
•maintaining existing relationships with each company's customers, suppliers, and other partners and leveraging relationships with such third parties for the benefit of the combined company;
•addressing possible differences in business backgrounds, corporate cultures and management philosophies;
•consolidating each company's administrative and information technology infrastructure; and
•coordinating geographically dispersed organizations.

There can be no assurances that we will be able to successfully integrate Motiv’s business into the combined company within the anticipated time frame, or at all, and the benefits of the Merger may not be realized fully, or at all, or may take longer to realize than expected.

If key employees terminate their employment the combined company may have to incur significant costs in identifying, hiring, training, and retaining replacements for departing employees and may lose significant expertise and talent. In addition, if we are unable to retain personnel, including key management, who are critical to the future operations of the companies, we could face disruptions in our business. It is also possible that the integration process could result in our inability to maintain relationships with customers, suppliers, strategic partners and other business relationships, the disruption of our ongoing business, inconsistencies in standards, controls, policies and procedures, unexpected integration issues, and higher than expected integration costs.

We have incurred, and expect to continue to incur, substantial costs as a result of the Merger.

We have incurred a substantial amount of non-recurring costs associated with negotiating and completing the Merger, and will continue to incur integration costs in connection with the Merger. There are processes, policies, procedures, operations, technologies and systems that must be integrated in connection with the Merger and the integration of Motiv’s business into the combined company. The elimination of duplicative costs, strategic benefits and additional income, as well as any realization of other efficiencies related to the integration of the businesses, may not offset transaction and integration costs in the near term or at all. While we have assumed that certain expenses would be incurred in connection with the Merger and the other transactions contemplated by the Merger Agreement, there are many factors beyond our control that could affect the total amount or the timing of such expenses.

We may be unable to realize the anticipated benefits of the Merger.

Our ability to realize the anticipated benefits of the Merger in the time frame anticipated, or at all, is subject to a number of assumptions, which may or may not prove to be accurate, and other factors, many of which are beyond our control. Difficulties in successfully integrating the two businesses and managing the expanded operations of the combined company could result in increased costs, decreased revenue and the diversion of management's time, any of which could have a material adverse effect on the business, results of operation and financial condition of the combined company. Even if the two businesses are integrated successfully, the combined company may not fully realize the anticipated benefits of the Merger, including the anticipated cost savings, synergies and other efficiencies, that are currently expected. Moreover, some of the anticipated benefits are not expected to occur for a period of time following the consummation of the Merger and may involve unanticipated costs in order to be fully realized. If the combined company is not able to achieve these objectives and realize the anticipated benefits expected from the Merger within the anticipated time frame or at all, its business, results of operations and financial condition could be adversely affected, and the market price of our ordinary shares could be negatively impacted.

Lawsuits may be filed against us and the members of our Board of Directors arising out of the Merger, which may negatively affect our business and operations.

Putative stockholder complaints, including stockholder class action complaints, and other complaints may be filed against us, our Board of Directors and others in connection with the Merger. The outcome of litigation is uncertain, and we may not be successful in defending against any such future claims. Lawsuits that may be filed against us, our Board of Directors or others could divert the attention of our management and employees from our day-to-day business, and otherwise adversely affect our business, results of operations, and financial condition.

Risks Related to our Business and Operations

Substantial doubt exists regarding our ability to continue as a going concern through the twelve months following the date of the issuance of the Consolidated Financial Statements accompanying this Annual Report on Form 10-K.

We have incurred net losses of $64.1 million and $51.6 million for the fiscal years ended December 31, 2025 and December 31, 2024, respectively. As a result of our recurring losses from operations, accumulated deficit, projected working capital needs and delays in bringing our vehicles to market, and, accordingly, slower market demand than previously expected, substantial doubt exists as to our ability to continue as a going concern over the twelve months from the date of the issuance of the audited financial statements accompanying this Form 10-K. Our ability to continue as a going concern depends on our ability to receive additional proceeds from our financing relationships or obtain new financing arrangements. In addition, our ability to enter into new financing arrangements can be limited by the terms of our existing financing arrangements, as well as other factors, such as the so-called “baby shelf” rules under Form S-3. To the extent we are unable to satisfy these capital needs, we will need to significantly modify or terminate our operations and our planned business activities. The failure to obtain sufficient financing could adversely affect our ability to achieve our business objectives and continue as a going concern.

If we cannot generate or obtain additional capital, we may be unable to meet the needs of our current and prospective customers or to expand our operations.

A lack of sufficient capital beyond cash on hand and funds available under our financing arrangements could significantly impair our ability to take on new customers and limit the size of the orders we can take from existing customers. We had negative cash flow from operating activities of $35.6 million and $38.2 million for the years ended December 31, 2025 and 2024, respectively. Our working capital requirements and the cash flow provided by future operating activities, if any, will vary greatly from quarter to quarter, depending on the volume of business during the period and payment terms with our customers and suppliers. We may also underestimate our capital requirements and other expenditures or overestimate our future cash flows.

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

Future federal and state administrations could introduce additional uncertainty for the EV industry. For instance, the current presidential administration has issued executive orders and could implement additional policies or modify regulations that could negatively impact the expansion of the EV market, such as by rescinding or modifying certain tax credits, and could take further actions to diminish incentives for the production and purchase of EVs. Consequently, the availability of these tax credits or other government incentives and our ability and that of our customers and competitors to benefit from these credits and incentives, remain uncertain at this time.

Uncertain global macro-economic and political conditions could materially adversely affect our results of operations and financial condition.

Electric vehicle sales and production are cyclical and are materially affected by macroeconomic, geopolitical and industry conditions that are outside of our control and the control of our customers and suppliers, including the ongoing war in Ukraine, the war in Iran and tensions in the Middle East, monetary fiscal policy, economic recessions, inflation, deflation, interest rates, tariffs, political instability, labor relations issues, energy prices, regulatory requirements, government initiatives, capital and liquidity constraints, acts of war and terrorism, and natural and man-made disasters. Our operational costs are similarly impacted by such macroeconomic, geopolitical and industry conditions, which have and may continue to adversely impact our margins and profitability, such as the tariffs on imports from China, Canada, Mexico, Europe and elsewhere imposed following the inauguration of the current presidential administration, which could have a significant impact on us, particularly our ability to source cost-efficient batteries for use in our trucks. Market disruptions, volatility in commodity prices and supply chain interruptions for equipment as a result of wars, geopolitical tensions, including any resulting sanctions, could also have an adverse impact on our operations and financial performance. Current or potential customers may delay or decrease spending on our products and services as their business and/or budgets are impacted by economic conditions including disruptions to credit and capital markets. The inability of current and potential customers to pay us for our products and services may adversely affect our earnings and cash flows. In addition, deterioration of conditions in worldwide credit markets could limit our ability to obtain financing to fund our operations and capital expenditures.

Our business could be adversely affected by trade tariffs or other trade barriers.

Our business is subject to the imposition of tariffs and other trade barriers, which may make it more costly for us to import raw materials and product components for our vehicles and to export our vehicles to Canada or elsewhere. The current presidential administration has imposed new tariffs on imports to the United States from China, Mexico, Canada, and Europe. and has threatened to impose new tariffs on imports from other countries. In addition, these countries have, and in the future other countries may, impose retaliatory tariffs. The resulting environment of retaliatory trade or other practices or additional trade restrictions or barriers, if implemented on a broader range of products or raw materials, could harm our ability to obtain necessary raw materials and product components or sell our products and services at prices customers are willing to pay, which could have a material adverse effect on our business, prospects, results of operations, and cash flows. Relatedly, trade policies could lead to an increasing number of competitors entering the United States, thereby creating more competition. If we experience cost increases as a result of existing or future tariffs and are unable to pass on such additional costs to our customers, or otherwise mitigate the costs, or if demand for our planned exportation of vehicles decreases due to the higher cost, our business, prospects, financial condition, results of operations, and cash flows could be materially and adversely affected.

We cannot assure you that we will be successful in executing our business plan, which would have a material adverse effect on our business, financial position, results of operations, cash flows and liquidity.

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

We may not be successful in lowering our total bill of material costs for our vehicles to a level where we can be competitive with ICE vehicles.

Historically, the initial cost of our electric vehicles has been higher than comparable ICE vehicles. Our ability to compete effectively depends on reducing the bill of materials cost of our electric vehicles, which will become even more important as state incentive programs begin to disappear over time. A substantial portion of the cost of our vehicles is attributable to the bill of materials (“BOM”), including batteries, power electronics, semiconductors and other key components. Our ability to achieve competitive pricing and acceptable margins depends on our ability to reduce BOM costs over time through engineering improvements, supplier negotiations, manufacturing efficiencies and increased production volumes. We may not achieve these cost reductions within the timeframes we expect, or at all. Component costs may increase due to supplier pricing, commodity price volatility, supply chain disruptions, tariffs or other factors outside of our control. If we are unable to sufficiently reduce BOM costs, our vehicles may not be cost competitive with those offered by larger and better-capitalized manufacturers, which could require us to lower prices, accept lower margins or result in reduced demand for our vehicles, any of which could materially adversely affect our brand, business, prospects, financial condition, and operating results.

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

We had an accumulated deficit of $319.0 million as of December 31, 2025. We have incurred net losses every year since our inception and expect to continue to incur net losses in 2026. We may incur significant losses in the future for a number of reasons, including the other risks described in “Risk Factors”, and we may encounter unforeseen expenses, difficulties, complications, delays and other unknown events. Accordingly, we may not be able to achieve or maintain profitability. Our management is developing plans to alleviate the negative trends and conditions described above and there is no guarantee such plans will be successfully implemented. Our business plan is focused on providing sustainable and cost-effective solutions to the commercial transportation sector but is still unproven. There is no assurance that even if we successfully implement our business plan, we will be able to curtail our losses or ever achieve profitable operations. If we incur additional significant operating losses, our stock price may significantly decline.

If our vehicles fail to perform as expected, our ability to develop, market and sell our electric vehicles could be harmed.

If our vehicles were to contain design or manufacturing defects that cause them not to perform as expected or that require repair, our ability to develop, market and sell our vehicles could be harmed. We currently have a limited frame of reference by which to evaluate the long-term quality, reliability and performance characteristics of our vehicles, battery packs and other products, particularly our new chassis platforms. There can be no assurance that we will be able to detect and repair any defects in our products before commencing the sale of our vehicles.

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

We currently have a limited number of customers and prospective customers, generally with no long-term agreements with existing customers, and we expect that a significant portion of our future sales will be from a limited number of customers. The loss of any of these customers could materially harm our business.

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

In addition, these laws are subject to change. To the extent the laws change, or if we introduce new vehicles in the future (including, without limitation, the new vehicle chassis platforms we are developing), some or all of our vehicles may not comply with applicable federal, state, or local laws. Further, certain federal, state, and local laws and industrial standards currently regulate electrical equipment. There is also uncertainty regarding the impact of the current presidential administration’s policies with respect to the EV industry and government funding, incentives, tax credits, regulatory credits and tariffs, which could have a material adverse effect on our business, results of operations or financial condition. In particular, we face risks associated with changes to regulations related to the EV industry and alternative energy, such as:

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

We are subject to extensive government regulations. Federal, state and local laws and regulations may change from time to time and our compliance with new or amended laws and regulations in the future may materially increase our costs and could adversely affect our results of operations and competitive position. In addition, violations of the laws and regulations to which we are subject could result in civil and criminal fines, penalties and sanctions against us, our officers or our employees, as well as prohibitions on the conduct of our business, and could also materially affect our reputation, business and results of operations. On April 19, 2024, Coulomb Solutions Inc. (“CSI”), a supplier to us of certain of the batteries used in our vehicles, filed a complaint against us in the United States District Court for the Eastern District of Michigan. This or other litigation could also materially affect our reputation, business and results of operations. See Note 16, Commitment and Contingencies, in the notes to the accompanying Consolidated Financial Statements.

We do not always receive progress payments on orders of our vehicles, and if a purchaser fails to pay upon delivery, we may not be able to recoup the costs we incurred in producing such vehicles.

Many of our arrangements with existing customers for our vehicles do not provide for progress payments as we begin to fulfill orders. Customers are only required to pay us upon delivery of vehicles. If a customer fails to take delivery of an ordered vehicle or fails to pay for such vehicle, we may not receive cash to offset the production expenses of such vehicle, which could adversely affect our cash flows.

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

Further, recent executive orders by the current presidential administration indicate an intention to reverse much of the previous administration’s policy directives related to clean energy and EVs. This policy shift may reduce governmental incentives and subsidies for EVs, potentially chilling customer demand and impacting our future growth prospects. These recent executive orders may also face legal challenges that could delay or alter their implementation. The possibility of enacting these new policies, including the legal durability of said actions, introduces uncertainty into the regulatory environment, potentially affecting our business, prospects, financial condition, results of operations, and cash flows.

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

We face intense competition. Many of our competitors have substantially greater financial or other resources, longer operating histories and greater name recognition than we do and could use their greater resources and/or name recognition to gain market share at our expense or could make it very difficult for us to establish market share.

Companies currently competing in the fleet logistics market offering alternative fuel medium-duty vehicles include General Motors, Ford Motor Company, Freightliner, Harbinger, and XOS. There are also a number of new, well capitalized entrants into the market place. These competitors may have substantially more financial resources, established market positions, long-standing relationships with customers and dealers, and may have more significant name recognition, technical, marketing, sales, financial and other resources than we do.

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

We cannot assume growth in the electric vehicle industry will continue. Our business will suffer if the electric vehicle industry does not grow or grows more slowly than it has in recent years or if we are unable to maintain the pace of industry demands. In addition, policy shifts, including those resulting from the current presidential administration, may have a material and adverse effect on the demand and market for EVs, including our products.

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

We rely and will rely on various suppliers to provide critical components and materials used in our vehicles, including our battery packs. However, we have a limited number of definitive supply agreements. Changes in business conditions, pandemics, wars, including the ongoing war in Ukraine, the war in Iran and other tensions in the Middle East and resulting sanctions, and other factors beyond our control or which we do not presently anticipate could negatively affect our ability to receive components. If component suppliers become unwilling or unable to provide components, there are a limited number of alternative suppliers who could provide them and the price for them could be substantially higher. A failure by our major suppliers to provide these components could severely restrict our ability to manufacture our products and prevent us from fulfilling customer orders in a timely fashion.

Product liability or other claims could have a material adverse effect on our business.

The risk of product liability claims, product recalls, and associated adverse publicity is inherent in the manufacturing, marketing, and sale of electric vehicles. Although we have product liability insurance for certain of our consumer and commercial products, that insurance may be inadequate to cover all potential product claims. Any product recall or lawsuit seeking significant monetary damages either in excess of our coverage, or outside of our coverage, may have a material adverse effect on our business and financial condition. We may not be able to secure additional product liability insurance coverage on acceptable terms or at reasonable costs when needed. A successful product liability claim against us could require us to pay a substantial monetary award. Moreover, a product recall, such as the one Workhorse initiated in 2021, could generate substantial negative publicity about our products and business and inhibit or prevent commercialization of other future product candidates. We cannot provide assurance such claims and/or recalls will not be made in the future.

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

Companies across many industries are facing increasing scrutiny related to their ESG practices and reporting. U.S. regulators, investors, consumers, employees, and other stakeholders have focused increasingly on ESG practices and placed increasing importance on the implications and social cost of their investments, purchases, and other interactions with companies. With this increased focus, public reporting regarding ESG practices is more broadly expected. Any failure or perceived failure to accomplish or accurately track and report on our ESG initiatives on a timely basis or to meet regulators, investor, consumer, employee or other stakeholder expectations on ESG matters, particularly because our mission is to create innovative and technologically advanced products with the goal of accelerating the global transition to zero-emission electric delivery vehicles, could adversely affect our brand and reputation, our employees’ engagement and retention and the willingness of our customers and partners to do business with us. At the same time, there exists some, and there may be further, softening of ESG support among some stakeholders and government institutions, and we could be criticized by some for the scope or nature of our ESG initiatives or goals or for any revisions to these initiatives or goals. Recent executive orders by the current presidential administration indicate an intention to reverse much of the previous administration’s policy directives related to clean energy, the reduction of emissions, and general support for electric vehicles. We could also be subjected to negative responses by governmental authorities (such as anti-ESG legislation or retaliatory legislative treatment) or consumers or business partners (such as boycotts or negative publicity campaigns) targeting us that could adversely affect our business, prospects, financial condition, results of operations, and cash flows.

We face risks associated with security breaches through cyber-attacks, cyber intrusions, or otherwise, which could pose a risk to our systems, networks and services.

We face risks associated with cyber-attacks, including hacking, viruses, malware, denial of service attacks, ransomware or other data security breaches. We have experienced various cyber-attacks, with minimal consequences on our business to date. As examples, we have experienced attempts to gain access to systems, denial of service attacks, attempted malware infections, account takeovers, scanning activity and phishing emails. The risk of a security breach or disruption, particularly through cyber-attacks or cyber intrusion, including by computer hackers, foreign governments and cyber terrorists, has generally increased as the number, intensity, and sophistication of attempted attacks and intrusions around the world have increased. Our business requires the continued operation of information systems and network infrastructure. In the event of a cyber-attack that we were unable to defend against or mitigate, we could have our operations and the operations of our customers and others disrupted. Any such event could impair our financial and other information systems and network infrastructure, damage property, and/or result in stolen customer and employee information. While we maintain cyber insurance providing coverages, such insurance may not cover all costs associated with the consequences of personal and confidential proprietary information being compromised. A security breach or other significant disruption involving computer networks and related systems could cause substantial costs and other negative effects, including litigation, remediation costs, costs to deploy additional protection strategies, compromising of confidential information, and reputational damage adversely affecting investor confidence. As a result, in the event of a material cyber security breach, our results of operations could be materially, adversely affected.

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

Risks Related to our Financing Arrangements

The Credit Agreements we entered into in connection with the closing of the Merger are secured by substantially all of our and our subsidiaries' assets. If we are unable to meet certain conditions precedent contained in the Credit Agreements, we may not be able to borrow under the agreements, which could materially and adversely affect our business and operations. Additionally, if there is an uncured event of default, MGMH, the lender, could foreclose on our assets, and we could lose ownership of those assets.

In connection with the closing of the Merger, we entered into the Customer Order Credit Agreement and the Cash Flow Credit Agreement, to provide for financing to fund vehicle manufacturing and working capital requirements, respectively. There are certain conditions precedent to MGMH’s obligation fund loans under the Credit Agreements. For example, under the Customer Order Credit Agreement, any purchase orders for vehicles, the manufacture of which will be funded by borrowings under such agreement, must be acceptable to MGMH and there can be no material adverse change in the collectability of accounts that relate to the purchase orders for vehicles. If we are unable to meet these conditions precedent, we may not be able to draw down funds available under the agreements, which could materially and adversely affect our business and operations. Additionally, the Credit Agreements are secured by substantially all of our and our subsidiaries’ assets. In the event of a default of event of default, MGMH could foreclose on our assets, which would materially and adversely affect our business, financial condition and results of operations and would require us to reduce or cease operations and possibly seek bankruptcy protection. See Note 8, Debt, in the notes to the Consolidated Financial Statements accompanying this Annual Report for more information.

The Credit Agreements contain various covenants that could place restrictions on our operating and financial flexibility and our level of indebtedness under the Credit Agreements could adversely affect our business, financial condition or results of operations.

The Credit Agreements impose operating and financial restrictions and covenants, which limit or prohibit our and our subsidiaries’ ability, without the consent of MGMH, to, among other things:

•incur additional indebtedness;
•make investments, including acquisitions;
•create liens;
•make dividends, distributions or other restricted payments;
•effect affiliate transactions;
•enter into mergers, divisions, consolidations or sales of substantially all of our or our subsidiaries’ assets; or
•change business activities.

Such restrictive covenants and our repayment obligations under the Credit Agreements could have adverse consequences to us, including:

•limiting our ability to use cash;
•limiting our flexibility in operating our business and planning for, or reacting to, changes in our business and our industry;
•requiring the dedication of a substantial portion of any cash flow from operations to the payment of principal of, and interests on, the indebtedness, thereby reducing the availability of such cash flow to fund our operations, working capital, capital expenditures, future business opportunities and other general corporate purposes;
•limiting our ability to obtain additional financing;
•limiting our ability to adjust to changing market conditions; and
•placing us at a competitive disadvantage relative to our competitors who are less highly leveraged.

Risks Related to Owning Our Common Stock

We have historically, at times, been out of compliance with the Nasdaq’s continuing listing requirements and if we fail to satisfy all such applicable Nasdaq continued listing requirements, our Common Stock may be delisted from Nasdaq, which could have an adverse impact on the liquidity and market price of our Common Stock, and our plan to regain compliance with these requirements may have an adverse effect on the Company and its stockholders.

Our Common Stock is currently listed on The Nasdaq Capital Market, which has qualitative and quantitative continued listing requirements, including corporate governance requirements, public float requirements and a $1.00 minimum closing bid price requirement. Our Common Stock price has been and may in the future be below the minimum bid price for continued listing on Nasdaq.

In addition, in January 2025, Nasdaq adopted new rules that could hinder our ability to cure any deficiencies that occur in the future and maintain the continued listing of our Common Stock. These new rules provide, among other things, that if a company effects a reverse stock split but subsequently falls out of compliance with the minimum bid price requirements within a one-year period, it will be issued a delisting determination rather than being granted a compliance period, subject to a stay pending any appeal by the company, which would substantially limit the our ability to engage in a reverse split in the near future. Delisting would likely have an adverse effect on the liquidity of our Common Stock, decrease the market price of our Common Stock, result in the potential loss of confidence by investors, suppliers, customers, and employees, and fewer business development opportunities, and adversely affect our ability to obtain financing for our continuing operations, including our ability to receive additional proceeds from our financing arrangements.

A material weakness exists in our internal control over financial reporting. If we are unable to remediate the material weakness, or if we identify additional material weaknesses in the future or otherwise fail to maintain an effective system of internal controls, we may not be able to accurately or timely report our financial condition or results of operations, which may adversely affect our business.

As more fully described in Item 9A. Controls and Procedures, of this Annual Report on Form 10-K, a material weakness exists as of December 31, 2025 because the Company did not maintain sufficient accounting and finance personnel with the appropriate level of experience and technical expertise to consistently execute and maintain effective internal controls over financial reporting.
The Company intends to remediate this material weakness over time as it works towards an accounting team structure that supports internal control requirements but also balances the cost required to support that structure. Management believes these actions, when fully implemented and operating effectively, will remediate the material weakness. However, the material weakness cannot be considered remediated until the applicable controls have operated for a sufficient period of time and management has concluded, through testing, that the controls are operating effectively.
While management has taken steps to remediate the control weakness, the material weakness is still unresolved. Consequently, our internal control over financial reporting was not effective as of December 31, 2025.

Unless and until the material weakness has been remediated, or if new material weaknesses arise in the future, material misstatements could occur and go undetected in our interim or annual Consolidated Financial Statements, and we may be required to restate our financial statements. In addition, we may experience delays in satisfying our reporting obligations or to comply with SEC rules and regulations, which could result in, among other things, regulatory or enforcement actions, securities litigation, limitations on our ability to access capital markets, debt rating agency downgrades or rating withdrawals, or loss in confidence of our investors, any one of which could adversely affect the valuation of our Common Stock and our business prospects. We can give no assurance that the measures we have taken and plan to take in the future will remediate the material weakness identified or that any additional material weaknesses will not arise in the future due to a failure to implement and maintain adequate internal control over financial reporting.

We are a “controlled company” under the Nasdaq listing standards and, as a result, we qualify for, and may in the future rely on, exemptions from certain governance requirements.

So long as more than 50% of the voting power for the election of directors of Workhorse is held by an individual, a group or another company, we will qualify as a “controlled company” under the Nasdaq listing standards. MGMH controls a majority of the voting power of our outstanding capital stock. As a result, we are a “controlled company” and are not subject to the requirements that would otherwise require us to have: (i) a majority of independent directors; (ii) a nominating committee comprised solely of independent directors; (iii) compensation of our executive officers determined by a majority of the independent directors or a compensation committee comprised solely of independent directors; and (iv) director nominees selected, or recommended for the Board’s selection, either by a majority of the independent directors or a nominating committee comprised solely of independent directors. We do not currently rely on these exemptions. However, we could elect to rely on them in the future and if we do, our stockholders will not have the same protections afforded to stockholders of companies that are subject to all of the Nasdaq corporate governance rules and requirements. Our status as a controlled company could make our Common Stock less attractive to some investors or otherwise harm our stock price.

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

In order to raise additional capital, we may in the future offer additional shares of our Common Stock or other securities convertible into or exchangeable for our Common Stock at prices that may not be the same as the price per share in our prior offerings. In addition, the Rights issued to the 2024 Note Holder will be dilutive to investors in our Common Stock once converted. We may sell shares or other securities in any future offering at a price per share that is lower than the price per share paid by historical investors, which would result in those newly-issued shares being dilutive. In addition, investors purchasing shares or other securities could have rights superior to existing stockholders, which could impair the value of existing stockholders. The price per share at which we sell additional shares of our Common Stock, or securities convertible or exchangeable into Common Stock, in future transactions may be higher or lower than the price per share paid by our historical investors.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 1C. CYBERSECURITY

We utilize an internal cross-departmental approach to addressing cybersecurity risk, including input from employees, senior management, and our Board of Directors. A cross functional senior management Cybersecurity Steering Committee devotes resources to cybersecurity and risk management to adapt to the changing cybersecurity landscape and respond to emerging threats in a timely and effective manner. Our cybersecurity risk management program is based on the National Institute of Standards and Technology (“NIST”) framework, which organizes cybersecurity into six functions: govern, identify, protect, detect, respond, and recover. We regularly assess the threat landscape and take a holistic view of cybersecurity risks, with a layered cybersecurity strategy based on prevention, detection, and mitigation. Our information technology (“IT”) team reviews enterprise risk management-level cybersecurity risks annually, and risks are incorporated into the Enterprise Risk Management Committee framework. In addition, we have a set of Company-wide policies and procedures concerning cybersecurity matters, which include several IT Security policies as well as other policies that directly or indirectly relate to cybersecurity, which address topics related to encryption standards, antivirus protection, remote access, multifactor authentication, confidential information and the use of the internet, social media, email, and networked devices. These policies go through an internal review process and are approved by appropriate members of management.

Our Cybersecurity Information Security Officer ("CISO"), in cooperation with the Vice President of Information Technology, is responsible for developing and implementing our information security program and reporting on cybersecurity matters to our internal Cybersecurity Steering Committee. Our CISO has over 30 years of experience leading cybersecurity oversight and has served as the CISO for multiple manufacturing organizations across the United States.

We periodically perform cybersecurity simulations to test employees and provide any necessary remedial training. All employees are required to complete cybersecurity training at least once a year and have access to more frequent cybersecurity training online. We may also require employees in certain roles to complete additional role-based, specialized cybersecurity training. We continue to expand investments in IT security, taking a multi-layered security approach, which includes additional end-user training, improving security defenses, network segmentation, identifying and protecting critical assets, strengthening monitoring and alerting, utilization of a SOC/SIEM and leveraging industry experts where available.

We regularly test defenses by performing simulations and drills at both a technical level (including through penetration tests) and by reviewing our operational policies and procedures with third-party experts. At the management level, our IT security team monitors alerts and meets to discuss threat levels, trends, and remediation. Our IT team also regularly collects data on cybersecurity threats and risk areas and conducts periodic risk assessments leveraging data analytics tools to proactively analyze security strategies and make timely adjustments. Further, we conduct external penetration tests and maturity testing to assess our processes and procedures and the threat landscape. These tests and assessments are useful tools for maintaining a robust cybersecurity program to protect our investors, customers, employees, vendors, and intellectual property.

In addition to assessing our own cybersecurity preparedness, we also consider and evaluate cybersecurity risks associated with the use of third-party service providers. Our internal business owners of the hosted applications are required to document user access reviews at least annually and these vendors must provide a System and Organization Controls (“SOC”) 2 report when available.

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

ITEM 2. PROPERTIES

Our corporate headquarters and research and development facilities are located in the Greater Detroit area in Wixom, MI.

We lease a manufacturing facility located in Union City, IN, totaling approximately 251,426 square feet, where most of our electric commercial vehicles are manufactured. The lease has an initial lease term of 20 years that commenced in August 2025, with six five-year renewal options.

We also have commercial vehicle and office facilities in Sharonville, OH, Foster City, CA, Stockton, CA, and Hayward, CA. We operate our Stables by Workhorse business out of our distribution facility in Lebanon, OH. All our facilities are leased.
We believe our facilities are in good operating condition and that our facilities are adequate for all present and near term uses.
ITEM 3. LEGAL PROCEEDINGS

For a description of certain material legal proceedings, please see Note 16, Commitments and Contingencies, to notes to the Consolidated Financial Statements accompanying this Annual Report. See also Management's Discussion and Analysis of Financial Condition and Results of Operations - Overview for a discussion of certain regulatory matters.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
Our Common Stock is traded on the Nasdaq Capital Market under the symbol “WKHS”.
Holders of our Common Stock
As of March 24, 2026, we had approximately 146 shareholders of record. This does not include persons whose stock is in nominee or “street name” accounts through banks, brokers and other financial institutions.
Dividend Policy
We have never declared or paid cash dividends on our Common Stock. We currently intend to retain future earnings, if any, to finance the expansion of our business. As a result, we do not anticipate paying any cash dividends in the foreseeable future. Any future determination to declare cash dividends will be made at the discretion of our Board of Directors, subject to applicable laws, and will depend on our financial condition, results of operations, capital requirements, general business conditions, the renegotiation of debt covenants, and other factors that our Board of Directors may deem relevant.
ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and accompanying notes in this Annual Report.

On December 15, 2025 (the “Closing Date”), we completed our merger with Motiv Power Systems, Inc. (“Motiv”), pursuant to which Motiv became our indirect, wholly owned subsidiary (the “Merger”).

While the legal acquirer in the Merger was Workhorse for financial accounting and reporting purposes under U.S. GAAP, Motiv was the accounting acquirer and the Merger was accounted for as a reverse acquisition. Accordingly, the consolidated assets, liabilities and results of operations of Motiv became the historical consolidated financial statements of the consolidated company, and Workhorse’s assets, liabilities and results of operations were consolidated with those of Motiv beginning on the Merger (and acquisition date). Operations prior to the Merger are presented as those of Motiv in this and future reports. Workhorse’s assets and liabilities were measured and recognized at their fair values as of the Closing Date of the Merger. References to “Workhorse”, the “Company”, “we”, “us”, or “our”, when used in this Annual Report incorporate the operations of Motiv unless otherwise indicated or the context requires otherwise.
Overview and 2025 Highlights

Workhorse Group Inc. (“Workhorse”, the “Company”, “we”, “us”, or “our”) is a North American manufacturer of medium-duty electric trucks and buses. Our primary focus is to provide sustainable and cost-effective solutions to the commercial transportation sector. We design and manufacture all-electric vehicles, including the technology that optimizes the way that these vehicles operate. The Company’s best-in-class vehicles are designed for last-mile delivery, medium-duty operations, and a growing range of specialized applications.
We believe our all-electric commercial vehicles offer fleet operators significant benefits, which include:

•Lower total cost-of-ownership as compared to conventional gas/diesel vehicles;
•Improved profitability through lower maintenance costs and reduced fuel expenses; and
•Decreased vehicle emissions and reduced carbon footprint.
We continue to seek opportunities to grow the business organically, and by expanding relationships with existing and new customers and dealers. We believe we are well positioned to take advantage of long-term opportunities and continue our efforts to bring product innovations to market.

Commercial Vehicles

Primarily focused on meeting the needs of the medium duty trucking market, which we believe to be an approximately $23 billion market, we develop, manufacture and deploy electric vehicles for businesses and assist fleets through electrification pilot programs, multi-depot deployments and EV orders. We differentiate ourself in the market with an emphasis on customer support, training and services, resulting in more than half of our vehicle deliveries in 2025 being made to repeat customers.

We currently manufacture Class 5/6 commercial delivery vehicles in our production facility in Union City, IN. For our other vehicles, we currently use asset-light contract manufacturers and co-development partnerships that result in flexible, scalable product development and production. To date, the Company has developed a product portfolio that addresses the entire Class 4-6 medium duty trucking market. We are committed to making continued progress in our product development by enhancing our products and developing the next evolution of our offerings. We also offer several options to upfit our customers’ vehicles and fleets to increase the range of electrification options. We expect to transition away from contract manufacturers and shift production of all vehicles into the Workhorse production facility during 2026.
We currently manufacture and sell the following:

Class 5/6 W56 Step Van and Stripped Chassis

The W56 versatile platform is based on long-standing Company know-how in the Class 5/6 truck chassis market, a robust medium-duty chassis, designed for last-mile delivery and high payload work-truck applications. Initially the W56 is delivered in either a stripped chassis or complete step van configuration. The W56 platform provides a robust foundation for custom body builds, from delivery vans and utility vehicles to specialized vehicles. With its strong, configurable frame, the W56 is designed for safety and efficiency, and tailored to meet customer demands.

Class 5/6 Stripped Chassis

We currently offer the legacy Motiv 6th generation electrified chassis, “S,” which has step van and specialty applications. Work truck or box truck upfits to this platform enhance flexibility to meet customer demands. The legacy Motiv model of the Class 5/6 stripped chassis is going to be sunset over the next 12 months as we transition customers to the W56 platform.

Class 4 EPIC4 Shuttle Bus, School Bus, Box Truck, and Work Truck

Our Class 4 cab chassis called “Epic 4” can be used for shuttle, school, box, refrigeration, work truck, flat bed and specialty applications. Our shuttle bus upfitting can accommodate shuttle buses for 12+2 passengers and school bus upfitting can accommodate school buses for up to 20 passengers.

Product Roadmap

We have plans to continue to reduce the total cost of and enhance the design and performance of our current product lineup, as well design new vehicles as the market evolves. We intend to develop a proprietary Class 5/6 cab chassis and expect that this product will be able to be used for dry box, refrigeration, stake bed, utility and shuttle purposes.

Fleet Management

In April 2025, the Company launched the Motiv Premier Partner Network (MPPN), a carefully vetted commercial fleet resource consisting of some of the industry-leading solution providers available to support fleets at any stage of their journey to net-zero emissions. MPPN offerings and expertise focus on helping fleets minimize charging infrastructure costs, improve operational efficiencies and take advantage of incentive and financing programs.

Certified Dealer Program

During 2025, we continued to develop our network of Workhorse certified dealers trained to safely repair and maintain the electric components of our vehicles into new states to support our customers. This program allows us to establish a comprehensive training program enabling dealers to safely assist customers with vehicle maintenance in addition to providing strategies for vehicle deployment into their fleets. To ensure high quality vehicle maintenance, Workhorse certified dealers have also made investments in electric vehicle charging infrastructure, tooling, and building out spare parts inventory. The program is designed to provide a strong foundation of safety and reliability in our vehicles for both our dealers and end customers. Our California dealers are eligible to participate in the CARB HVIP following our approval by CARB to participate as an intermediate-stage manufacturer.

Vehicle Credits and Certifications

During 2025, our vehicles continued to meet full Federal Motor Vehicle Safety Standards (FMVSS) to be eligible for several state and federal voucher and tax credit incentive programs supporting the sale of our EV products. All of our MY 2023/2024 Class 4 - 6 vehicles received approval under each state’s voucher incentive program with voucher amounts ranging from $60,000 - $125,000 for eligible vehicles.

In 2024, Workhorse received Internal Revenue Service ("IRS") approval as a qualified manufacturer for the Commercial Clean Vehicle Credit as defined in 30D(d)(3) of the Internal Revenue Code. As of September 30, 2025, the IRS is no longer offering the Commercial Clean Vehicle Credit.

On February 26, 2025, we completed registration as a foreign manufacturer under Transport Canada’s Appendix G pre-clearance program, and received approval for Canadian import dealers to bring Workhorse step vans into the country and sell them nationwide. As part of the process, Transport Canada completed a review of the Company’s documentation validating Canadian Motor Vehicle Safety Standards (CMVSS) compliance.

We believe these certifications not only validate the vehicle's safety and environmental compliance but also underscore our capability of providing reliable solutions for the electric commercial vehicle market.

Stables by Workhorse

We operate a series of FedEx Ground delivery routes in the greater Cincinnati, OH area under an initiative known as Stables by Workhorse. Throughout 2025, we continued to electrify the fleet of vehicles being used in our Stables by Workhorse initiative. The electrification of the fleet provides us with firsthand data on the benefits and challenges of independent fleet operators experience while executing last-mile delivery operations. The initiative also provides valuable insights into how our customers can plan for and manage the transition to EV operations, including how to develop adequate charging infrastructure, training and maintenance services. We expect to continue to benefit from ongoing insights gained from the electrification of the commercial vehicle market and in particular last mile delivery sector.

Recent Trends and Market Conditions

We continue to monitor macroeconomic conditions to remain flexible and to optimize and evolve our business as appropriate, in this tumultuous environment and we will endeavor to project demand and infrastructure requirements globally and deploy our production, workforce and other resources accordingly.

Market Demand

We continue to experience slower-than-anticipated industry wide electric truck adoption rates and lack of government subsidies and incentives available to our dealers as well as slower than expected roll-out of additional power to electric grids and the resulting effect on roll-outs of electric truck charging infrastructure, nationwide. Delayed governmental approvals in certain states and slower than expected proliferation of charging stations across the country have also adversely impacted demand. We expect these delays and the current and developing regulatory landscape in the United States to continue to slow adoption in 2026. The dynamic regulatory landscape is a significant consideration for our operations and strategic planning and remains uncertain. Proposed changes to California’s Hybrid and Zero-Emission Truck and Bus Voucher Incentive Program (“HVIP”) could negatively impact demand, if implemented. The removal of the Federal 45W tax-rebate for commercial vehicles may also impact a small percentage of customers. Weighing against these real and potential additional headwinds are the introduction of new incentive programs in some states as well as increased incentives in New York’s, New York Truck Voucher Incentive Program (“NYTVIP”) and Washington State's Zero-Emission Incentive Program ("WAZIP").

Commodities

Commodity prices remain volatile, and we expect continued cost increases for key materials used in electric truck production, including lithium, cobalt, nickel, steel, and aluminum. Global shifts in supply and demand have caused uneven price trends across commodities, but overall we anticipate higher material costs. In addition, tariff measures and trade policy under the presidential administration have raised the cost of imported automotive parts and raw materials. The current U.S. trade policy, including tariffs, is dynamic, and we are actively monitoring developments and evaluating potential impacts on our supply chain, production costs, and pricing strategies, in addition to the impacts that the war in Iran is having on commodity prices as a result of rising energy costs and supply and supply chain disruptions.

Supply Chain

We continue to develop relationships with suppliers of key parts, components and raw materials to be used in the manufacture of our products such as batteries, electronics, and truck chassis that are sourced from suppliers across the world. As we continue to execute on our new truck programs, we will continue to identify supplier relationships and truck program synergies which may allow us to take advantage of pricing efficiencies from economies of scale. Where available, we will utilize multiple supply sources for key parts, and we will work to qualify multiple supply sources to achieve pricing efficiencies and minimize potential production risks related to supply chain. As previously disclosed, we are currently working with certain of our vendors to extend or restructure the payment terms of past due accounts payable balances. We are also currently in litigation with one of our battery suppliers, Coulomb Solutions Inc. For more information concerning this matter, see Note 16, Commitments and Contingencies, in the notes to the accompanying Consolidated Financial Statements.

Inflation

Inflation continues to impact our operations, resulting from both supply and demand imbalances as economies continue to face constraints as well as the impact on the availability and cost of energy and other commodities as a result of the ongoing war in Ukraine, the war in Iran, and other tensions in the Middle East. While inflation had moderated in 2025, to the extent inflation or interest rates rise, we would experience an impact on our business, resulting in higher input costs and increasing the cost of any financing the Company may undertake in the future.

Geopolitical

Our operations and results may be impacted due to uncertainty of the political environment and the current presidential administration. The administration’s policies have negatively affected support for the adoption of electric trucks, as well as the availability of government subsidies to fund the adoption of electric trucks and has implemented additional tariffs on imports that affect us and our industry. In addition, recent U.S. Supreme Court decisions that purport to limit the authority of federal executive agencies, including the EPA, may affect our industry in ways we cannot yet predict.

Key Factors Affecting Operating Results

We believe that our performance and future success depend on several factors that present significant opportunities for us but, also pose risks and challenges, including those below and in Item 1A. “Risk Factors” included elsewhere in this Annual Report on Form 10-K.

Our ability to grow revenues and expand margins will depend on our ability to continue development of our products and services. Many of our products are in development, and we will require substantial additional capital to bring them to full commercialization. Our success also will depend on growing the scale of our products and services, including securing additional orders for vehicles from businesses and fleet operators.

Continued adoption of EVs by operators of commercial vehicle fleets is critical to our success, and such adoption is dependent on several factors, including regulatory mandates, the continuation of subsidies and incentives, electric grid infrastructure improvements, and total cost of ownership as compared to vehicles with internal combustion engines. Although state-level incentives generally continue to provide support for EV ownership, including, without limitation, the state-level incentive programs in California, New Jersey, New York and Washington, the current U.S. presidential administration has created regulatory uncertainty and issued statements in support of the gas and oil industries that may impact growth of the commercial EV market. Additionally, California has withdrawn its waiver request to the EPA, resulting in a suspension of the implementation of the Advanced Clean Fleets Regulation, creating uncertainty regarding the timing and enforcement mechanisms for emissions regulations in California. These regulatory developments may adversely affect EV adoption rates in ways that are difficult to predict at this time.

Further, a global economic recession, downturn or other adverse economic conditions, whether due to changes or uncertainties in trade policies, the imposition or proposed imposition of tariffs, export controls, threat of trade war, persistent inflation, political instability, global or regional conflicts or other geopolitical events, public health crises, interest rate increases or other central bank policy actions, government closures of banks and liquidity concerns at financial institutions, and other macroeconomic or geopolitical factors, may have an adverse impact on our business and prospects. The uncertainties surrounding trade policies, tariffs and export controls, and their effect on economic conditions generally, have caused certain customers to delay purchasing decisions. Higher interest rates, lower cash reserves, fluctuations in foreign currency exchange rates, and weakened consumer confidence may cause additional deferrals or cancellations of purchasing decisions and orders, respectively.

If any of our suppliers, sub-suppliers or partners experience financial distress, insolvency or disruptions in operations, they may be unable to fulfill their obligations or meet our production and quality requirements. Additionally, any deterioration of conditions in the financial markets may limit our ability to obtain external financing to fund our operations and capital expenditures on terms favorable to us, if at all.

Liquidity and Capital Resources
Credit Facilities

On December 15, 2025, Workhorse entered into a (i) Credit Agreement (Customer Orders) (the “Customer Order Credit Agreement”) and (ii) Credit Agreement (Cash Flow) (the “Cash Flow Credit Agreement” and together with the Customer Order Credit Agreement, the “Credit Agreements” and such transactions, collectively, the “Closing Debt Financing”), each by and among Workhorse, as borrower, certain subsidiaries of Workhorse, as guarantors, and Motive GM Holdings II LLC (“MGMH”) as lender. MGMH was Motiv's controlling stockholder and largest creditor prior to the Merger, and is Workhorse's controlling stockholder post-Merger.

The Customer Order Credit Agreement provides Workhorse with up to $40.0 million to fund vehicle manufacturing in connection with Qualified Purchase Orders (as defined in the Customer Order Credit Agreement). Under the Customer Order Credit Agreement, a Qualified Purchase Order includes purchase orders entered into between Workhorse and/or one or more of its subsidiaries and a customer made on terms approved by MGMH or substantially similar to terms previously approved by MGMH pursuant to a master purchase agreement or other standard terms and conditions approved by MGMH. The amount of funds advanced by MGMH upon the receipt of an acceptable purchase order will be determined by MGMH but will not exceed 70% of the purchase price for the ordered vehicles without MGMH’s consent. The Cash Flow Credit Agreement provides Workhorse with a line of credit with borrowing capacity of up to $10.0 million to fund its working capital requirements, including costs related to the Merger, and its general corporate purposes.

Workhorse’s outstanding obligations under each Credit Agreement bear interest at a reference rate equal to the term Secured Overnight Financing Rate for a three-month tenor (“SOFR”) plus an applicable margin of 5.00%. If SOFR is unavailable pursuant to the terms of the Credit Agreements, the reference rate will be the prime rate of interest per annum last quoted by The Wall Street Journal, and the applicable margin will be 2.50% per annum. Workhorse’s obligations under the Credit Agreements mature on December 15, 2028. MGMH’s obligation to advance additional funds under the Cash Flow Credit Agreement will terminate and thereafter be at the discretion of MGMH upon the consummation of a PIPE (as defined in the Credit Agreements) to the extent such PIPE occurs prior to the maturity date of the Cash Flow Credit Agreement. Both Credit Agreements contain customary representations and warranties, affirmative and negative covenants, and events of default, and provide for customary acceleration and remedy rights for MGMH upon the occurrence of an event of default by Workhorse.

Workhorse’s obligations under the Credit Agreements are senior secured obligations of Workhorse, ranking senior to all other indebtedness and, subject to certain limitations, are unconditionally guaranteed by each of Workhorse’s subsidiaries, pursuant to the terms of the Credit Agreements and secured by substantially all of the assets of Workhorse and its subsidiaries pursuant to a certain Security Agreement (the “Security Agreement”). Payments under the Cash Flow Credit Agreement are effectively subordinated to payments under the Customer Order Credit Agreement pursuant to the waterfall in the Security Agreement. As of December 31, 2025, the Company had no outstanding borrowings and remaining availability of $40.0 under the Customer Order Credit Agreement, and the Company had $10.0 in outstanding borrowings and no remaining availability under the Cash Flow Credit Agreement.

Convertible Financing

On August 15, 2025, Workhorse issued to MGMH a Subordinated Secured Convertible Note (the “Convertible Note”) with an aggregate original principal amount of $5.0 million (the “Convertible Financing”). The Convertible Note was issued without original issue discount, and Workhorse received $5.0 million in proceeds, which Workhorse plans to use for general corporate purposes. The Convertible Note bears interest at a rate of 8.0% per annum, subject to adjustment as set forth in the Convertible Note, compounded quarterly and increasing the principal outstanding under the Convertible Note. The Convertible Note is a secured obligation of Workhorse, ranking senior to all other indebtedness and, subject to certain limitations, is unconditionally guaranteed by each of Workhorse’s subsidiaries, pursuant to the terms of a certain Subsidiary Guarantee and secured by substantially all of the assets of Workhorse and its subsidiaries pursuant to a certain Security Agreement.

Workhorse’s obligations under the Convertible Note mature 24 months after the date of issuance. The Convertible Note is automatically convertible into a number shares of Workhorse stock equal to the principal amount then outstanding divided by 90% of the price per share paid by investors in a PIPE transaction (as defined above under Credit Facilities).

On December 15, 2025, the parties to the Convertible Note entered into an Amended and Restated Convertible Note to make the obligations under the Convertible Note, as amended, unsecured obligations of Workhorse and each guarantor party thereto. As a result, the Convertible Note Security Agreement was terminated on the Closing Date. The Convertible Note Subsidiary Guaranty was amended and restated (the “A&R Convertible Note Subsidiary Guaranty”) to incorporate the termination of the Convertible Note Security Agreement.

Results of Operations
Components of our results of operations

The Company operates as a single reporting segment under ASC 280, Segment Reporting, (“ASC 280”) consistent with how management evaluates and prioritizes investment and resource allocation decisions, and assesses operating performance.
Our Consolidated Statements of Operations is as follows:

	For the Years Ended December 31,		Change
($ in thousands)	2025	2024	$	%
Sales, net of returns and allowances	$21,211	$7,044	14,167	201.1%
Cost of sales	30,766	13,190	17,576	133.3%
Gross loss	(9,555)	(6,146)	(3,409)	55.5%
Operating expenses
Selling, general and administrative	24,722	16,047	8,675	54.1%
Research and development	13,163	12,891	272	2.1%
Impairment loss on discontinued product line investment	—	6,246	(6,246)	(100.0)%
Total operating expenses	37,885	35,184	2,701	7.7%
Loss from operations	(47,440)	(41,330)	(6,110)	14.8%
Interest expense, net	(17,421)	(10,260)	(7,161)	69.8%
Change in fair value of stock rights	1,038	—	1,038	100.0%
Other (loss) income	(259)	3	(262)	(7916.6)%
Loss before income taxes	(64,082)	(51,587)	(12,495)	24.2%
Provision for income tax	(4)	(1)	(3)	425.0%
Net loss	$(64,086)	$(51,588)	(12,498)	24.2%

Sales, net of returns and allowances

Sales, net of returns and allowances increased $14.2 million, or 201.1%, for the year ended December 31, 2025, compared to the year ended December 31, 2024, primarily driven by delivering 63 more vehicles in 2025 compared to 2024. In addition, the average selling price per vehicle increased 25% in 2025 as compared with 2024, primarily due to an increase in sales of vehicles with a Motiv-owned chassis and/or Motiv procured body, which increases the averages sales price per vehicle. Sales in 2025 also benefited from the delivery of three Workhorse vehicles in the fourth quarter subsequent to the Merger date, resulting in a $0.6 million, or 8.4%, sales increase.
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
Cost of sales increased $17.6 million, or 133.3%, for the year ended December 31, 2025, compared to the year ended December 31, 2024, primarily due to the increase in vehicles delivered during the current year. We also recorded $2.3 million in obsolete inventory reserves in 2025 compared with $1.6 million in 2024, with the increase primarily due to planned changes in the product lineup as a result of the Merger. As a percentage of sales, cost of sales improved in 2025 as compared to 2024 due to improved leverage of fixed manufacturing overhead costs and lower warranty costs per vehicle. Cost of sales in 2025 increased compared with 2024 by $1.4 million, or 8.0%, due to the cost of sales for Workhorse vehicles sold subsequent to the Merger date.

Selling, General and Administrative Expenses
Selling, general and administrative (“SG&A”) expenses generally consist of personnel and facilities costs related to our sales, marketing, executive, finance, human resources, information technology and legal organizations as well as fees for professional and contract services and litigation settlements.
SG&A expenses increased $8.7 million, or 54.1%, for the year ended December 31, 2025, compared to the year ended December 31, 2024. The increase in SG&A expenses was driven by $6.5 million in Merger-related expenses, primarily legal and investment banker fees. SG&A expenses in 2025 also increased by $1.2 million due to the additional SG&A expenses of Workhorse from the Merger date through the end of the year.
Research and Development Expenses
Research and development (“R&D”) expenses consist primarily of personnel costs for our teams in engineering and research, manufacturing engineering and manufacturing test organizations, prototyping expense, and contract and professional services.
R&D expenses increased $0.3 million, or 2.1%, for the year ended December 31, 2025, compared to the year ended December 31, 2024. The increase in R&D expenses was primarily due to $0.2 million of additional R&D costs of Workhorse from the Merger date through the end of the year.
Impairment Loss on Discontinued Product Line Investment
During the year ended December 31, 2024, we made significant investments and purchase commitments to develop and launch the Argo Class 6 Cab, made of composite resin materials on an electrified chassis. The primary purpose of this investment was to pursue the significantly larger markets for Class 6 box trucks, which the then-current Motiv models could not address due to the significantly higher payloads required. The Argo project began in the fourth quarter of 2023 and a prototype was built in early 2024 for a marketing launch. In the second half of 2024, we determined that the project as designed and developed was no longer technologically feasible, and $6.2 million of investments were impaired, as there was no alternative use for the inventory or fixed assets related to the project. Additionally, all non-cancelable purchase commitments were accrued as a liability as they would be of no value upon receipt. There was no such impairment loss recorded for the year December 31, 2025.
Interest Expense, Net

For the year ended December 31, 2025, Interest expense, net was $17.4 million, compared to $10.3 million for the year ended December 31, 2024. The higher interest in 2025 was primarily due to higher aggregated principal and compounded interest outstanding under the Senior Secured Promissory Note (“A&R Senior Note”). Pre-Merger, we received loan advances under the A&R Senior Note totaling $22.0 million in 2025 and $45.0 million in 2024, at an interest rate of 20% interest per annum. The total aggregate outstanding principal and accrued compounded interest related to the A&R Senior Note of $107.7 million was fully forgiven by the lender, MGMH, as part of the Merger transaction.
Change in fair value of stock rights

In connection with the Merger, we assumed an outstanding liability for rights to acquire 1,193,364 shares of Workhorse Common Stock (the “Rights”). The Rights were issued pre-Merger in exchange for the cancellation of some of Workhorse’s pre-Merger debt. The Rights are periodically marked-to-market using the closing price of Workhorse Common Stock. During the year ended December 31, 2025, subsequent to the Merger date, we recorded $1.0 million of income related to changes in the value of the Rights.

Other (Loss) Income

Other loss increased $0.3 million for the year ended December 31, 2025, compared to the year ended December 31, 2024, which primarily relates to a $0.2 million loss from the disposal of assets during the current year.
Provision for Income Tax

For the years ended December 31, 2025 and 2024, the Company incurred taxable losses and therefore no provision for income tax has been recorded, other than the minimum filing fees in certain states.

Liquidity and Capital Resources; Going Concern
We had sales, net of returns and allowances of $21.2 million and incurred a net loss of $64.1 million and used $35.6 million of cash in operating activities during the year ended December 31, 2025. As of December 31, 2025, the Company had $12.9 million of cash and cash equivalents, net accounts receivable of $3.9 million, inventory, net of reserves of $39.1 million and accounts payable of $11.6 million. As of December 31, 2025, the Company had working capital of $21.0 million and an accumulated deficit of $319.0 million.

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
•Reducing redundant expenses and limiting non-strategic capital expenditures.
•Realizing synergies from the Merger, including savings from reducing contract manufacturers for Motiv products by manufacturing them in the Workhorse production facility.
•Continuing efforts to lower the total bill of material cost of our vehicles to be in line with Internal Combustion Engine ("ICE") vehicles.
•Receiving proceeds from our current financing arrangements.
•The successful consummation of a potential equity or equity-linked financing.

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

Our revenues from operations are unlikely to be sufficient to meet our liquidity requirements for the twelve months following the date of the issuance of our Consolidated Financial Statements, and, accordingly, our ability to continue as a going concern depends on our ability to obtain and receive proceeds from external financing. We currently expect that our primary source of financing will be the Credit Agreements and a potential equity or equity-linked financing.

Because the public float of our Common Stock is currently less than $75.0 million, the SEC’s “baby shelf” rules will limit the amount of securities we can offer and sell on Form S-3, including Common Stock and all other securities, to one-third of our public float in any twelve month period. Accordingly, our ability to obtain liquidity though public sales of securities is substantially limited.

Subject to certain conditions, the Credit Agreements permit the Company to raise funds through an equity or equity-linked financing; however, the consummation of such a transaction is not probable as of the issuance date of the accompanying Consolidated Financial Statements.

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
We may also rely on other debt financing or other sources of capital funding such as through the sale of assets to obtain sufficient financial resources to fund our operating activities. If we are unable to maintain sufficient financial resources, our business, financial condition and results of operations, as well as our ability to continue to develop, produce and market our vehicle programs and satisfy our obligations as they become due, we will be materially and adversely affected. This could affect future vehicle program production and sales. Failure to receive additional proceeds will have a material, adverse impact on our business operations. There can be no assurance that we will be able to obtain the additional proceeds needed to achieve our goals on acceptable terms or at all. Additionally, any additional equity or equity-linked financings would likely have a dilutive effect on the holdings of our existing stockholders. Our current level of cash and cash equivalents is not sufficient to execute our business plan. For the foreseeable future, we will incur operating expenses, capital expenditures and working capital funding that will deplete our cash on hand. These conditions raise substantial doubt regarding our ability to continue as a going concern for a period of at least one year from the date of issuance of these Consolidated Financial Statements included in this Annual Report on Form 10-K.
Summary of Cash Flows

	For the Years Ended December 31,
(in thousands)	2025	2024
Net cash used in operating activities	(35,553)	(38,154)
Net cash provided by (used in) investing activities	9,827	(4,761)
Net cash provided by financing activities	32,017	45,286

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

During the years ended December 31, 2025 and 2024, net cash used in operating activities was $35.6 million and $38.2 million, respectively, representing an improvement of $2.6 million. The decrease in net cash used in operations was primarily due to higher cash provided by changes in working capital in 2025 as compared with 2024, including inventory, accounts payable, accrued liabilities and other long-term liabilities, and prepaid and other current assets. This improvement was partly offset by higher net losses in 2025 compared with 2024. Additionally, we experienced a $6.2 million impairment loss on discontinued product line investment in 2024 that did not recur in 2025.
Cash Flows from Investing Activities
Cash flows used in investing activities and their variability across each period related primarily to capital expenditures to upgrade and maintain our research and production facilities and the impact of the Merger.
During the years ended December 31, 2025 and 2024, net cash provided by (used in) investing activities, was $9.8 million and $(4.8) million, respectively, representing an increase of $14.6 million. The increase was primarily driven by the Merger and acquisition of $10.4 million of cash, as well as $4.2 million lower capital expenditures in 2025 as compared with 2024. The reduction in capital expenditures was primarily driven by spending in 2024 for the prototype cab, tooling, and equipment related to our Argo Class 6 Cab program that did not recur in 2025.
Cash Flows from Financing Activities
During the year ended December 31, 2025, net cash provided by financing activities was $32.0 million, compared to $45.3 million in 2024, a decrease of $13.3 million. This was primarily due to lower cash proceeds from debt received in 2025, when we received proceeds of $22.0 million from the A&R Senior Note and $10.0 million from the Cash Flow Credit Agreement, compared with 2024 when we received proceeds of $45.0 million from the A&R Senior Note.
Future Purchase Commitments
From time to time in the ordinary course of business, we enter into agreements with vendors for the purchase of components and raw materials to be used in the manufacture of our products. However, due to contractual terms, variability in the precise growth curves of our development and production ramps, and opportunities to renegotiate pricing, we generally do not enter into binding and enforceable purchase orders under such contracts beyond the needs of our current production schedule and expected supplier lead times. The timing and magnitude of purchase orders beyond such period could change materially based on customer order volumes and other factors.

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

Business Combinations

Nature of valuation: We account for acquisitions of businesses using the acquisition method of accounting in accordance with ASC 805 – Business Combinations. Under this method, the total consideration transferred is allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values as of the acquisition date. Any excess of the purchase price over the estimated fair value of the net assets acquired is recorded as goodwill.

Assumptions and Approach Used: Determining the fair value of assets acquired and liabilities assumed requires significant management judgment and estimates, particularly with respect to identifiable intangible assets and certain tangible assets. Identifiable intangible assets include proprietary technology, customer relationships, and trade name. We valued these assets using income-based valuation approaches, such as the relief-from-royalty method and multi-period excess earnings method, which required assumptions regarding projected revenues, customer attrition rates, royalty rates, discount rates, and the estimated useful lives of the assets.

Property and equipment and inventory acquired in a business combination are recorded at estimated fair value, determined using cost and market-based valuation techniques. These valuations require assumptions regarding replacement cost, physical deterioration, economic obsolescence, and remaining useful lives.

The fair value of consideration transferred may also require significant judgment when it includes non-cash components, such as equity instruments. The equity consideration was measured based on the fair value of the Company’s stock at the acquisition date.

The valuation of assets acquired, liabilities assumed, and consideration transferred required the use of significant assumptions and estimates, which are inherently uncertain. Changes in these assumptions could materially affect the amounts recognized for identifiable intangible assets, property and equipment, goodwill, and contingent consideration. During the measurement period, we may record adjustments to the provisional amounts recognized if new information becomes available about facts and circumstances that existed as of the acquisition date.

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

Should our estimates of future inventory usage or selling prices change, additional and potentially material increases to this reserve may be required. A small change in our estimates may result in a material charge to our reported financial results. Refer to Note 3, Inventory, to the Consolidated Financial Statements for information regarding inventory valuation.

Warranty Reserve
Nature of Valuation: We generally provide a manufacturer's warranty on all new vehicles we sell. We record a warranty liability for the products sold by us, which includes our best estimate of the projected costs to repair or replace items under warranties and recalls if identified.
Assumptions and Approach Used: The amount of warranty liability accrued reflects management’s best estimate of the nature, frequency, and costs of future claims. Historically, the cost of fulfilling the warranty obligations has principally involved replacement parts, towing and transportation costs, labor and sometimes travel for any field retrofit campaigns. Our estimates are based on historical experience, the extent of pre-production testing, the number of units involved and the extent of features/components included in product models.

Although we believe the estimates and judgments discussed herein are reasonable, actual results could differ and we may be exposed to increases or decreases in our warranty liability accrual that could materially affect our financial condition and results of operations. Refer to Note 1, Summary of Business and Significant Accounting Principles, to the Consolidated Financial Statements for information regarding our warranty reserves.

Fair Value of Convertible Notes
Nature of Estimates Required: As permitted under ASC 825, Financial Instruments, (“ASC 825”), we elected the fair value option to account for our convertible notes. We record changes in fair value of the convertible notes in Change in fair value of convertible notes in the Consolidated Statements of Operations. The primary reason for electing the fair value option is for simplification and cost-benefit considerations of accounting for the convertible notes (the hybrid financial instrument) at fair value in its entirety versus bifurcation of the embedded derivatives.
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
A change in assumptions used to estimate the fair value of the convertible notes could materially affect our financial condition and results of operations. Refer to Note 8, Debt, and Note 11, Fair Value Measurements, to the Consolidated Financial Statements for information regarding the convertible notes.

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

During 2025, we identified triggering events under ASC 360-35-21, Property, Plant, and Equipment, ("ASC 360") related to certain asset groups. In each situation in which we experienced a triggering event during the year, we tested our long-lived assets for impairment using our internal economic and business projections, and determined that no impairment was required to the carrying values of the long-lived assets. If, in future periods, our economic or business projections were to change as a result of an update to our plans, a deterioration of the economic or business environment, a significant adverse change in the extent or manner in which a long-lived asset is being used, or an expectation that a long-lived asset group will be disposed of significantly before the end of its useful life, we would undertake additional testing, as appropriate, which could result in an impairment of long-lived assets.
Recent Accounting Pronouncements
See Note 13, New Accounting Standards, to the Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
As a smaller reporting company, we are not required to provide the information required by this Item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
of Workhorse Group Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Workhorse Group Inc. (the "Company”) as of December 31, 2025, and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for the year then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has incurred recurring losses from operations, has a working capital deficiency, and an accumulated deficit that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters also are described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing a separate opinion on the critical audit matters or on the accounts or disclosures to which it relates.

Inventory Reserve

Critical Audit Matter Description

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

How the Critical Audit Matter Was Addressed in the Audit

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
•We evaluated the excess and obsolete inventory reserve applied to on-hand raw materials and evaluated the appropriateness of the reserve methodology applied along with other inputs and assumptions used throughout the analysis.
•We evaluated the appropriateness of the estimated selling prices of finished goods to determine if those selling prices, less costs to sell, exceeded the carrying value of on-hand inventory.

Business Combinations

Critical Audit Matter Description

As described in Note 2 to the consolidated financial statements, Motiv Power Systems, Inc. merged with a wholly owned subsidiary of the Company on December 15, 2025. The merger was accounted for as a business combination. We identified the evaluation of the acquisition date fair value of the net assets acquired as a critical audit matter.

The principal considerations for our determination that performing procedures relating to the accounting for this transaction is a critical audit matter are (i) the significant judgment by management when developing the fair value estimates of the net assets acquired; (ii) a higher degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating audit evidence related to management's fair value estimates of the net assets acquired; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the evaluation of acquisition date fair values of the net assets acquired included the following procedures, among others:

•We read the agreement and plan of merger.
•We evaluated the appropriateness of the valuation methods and completeness and accuracy of inputs for fair value measurements used to develop estimates of net assets acquired.
•We tested the accuracy of the purchase price allocation and goodwill recorded.
•We utilized professionals with specialized skills and knowledge to assist in evaluating the appropriateness of the valuation methods and the reasonableness of the significant inputs for fair value measurements.

/s/ Carr, Riggs & Ingram, L.L.C.

We have served as the Company's auditor since 2026.

Palm Beach Gardens, Florida
March 31, 2026

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of
Motiv Power Systems, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Motiv Power Systems, Inc. (the “Company”) as of December 31, 2024, the related consolidated statements of operations, stockholders’ deficit and cash flows for the year ended December 31, 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024, and the results of its operations and its cash flows for the year ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1, the Company has a significant working capital deficiency, has incurred significant losses and needs to raise additional funds to meet its obligations and sustain its operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Explanatory Paragraph – Correction of an Error

As discussed in Note 1 to the financial statements, the Company has restated the financial statements for the year ended December 31, 2024 to correct the calculation of weighted average shares outstanding used in computing loss per share. The error resulted from the omission of shares issued upon the conversion of preferred stock and the subsequent 10‑for‑1 reverse stock split effected on June 14, 2024. The restatement affects only per‑share data (weighted average shares outstanding and loss per share) as the reported amounts of net loss and other financial statement line items are unchanged.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB and in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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

/s/ CBIZ CPAs P.C.

We have served as the Company’s auditor from 2018 through January 2026 (such date takes into account the acquisition of the attest business of Marcum LLP by CBIZ CPAs P.C. effective November 1, 2024).

Costa Mesa, CA
August 29, 2025, except for the effects of the restatement discussed in Note 1, as to which the date is February 24, 2026

Workhorse Group Inc.
Consolidated Balance Sheets

	December 31,
(in thousands, except share amounts)	2025	2024
Assets
Current assets
Cash and cash equivalents	$12,920	$6,629
Accounts receivable, less allowance for credit losses of $435 and $0 at December 31, 2025 and 2024, respectively	3,889	3,590
Inventory, net	39,065	21,403
Prepaid expenses and other current assets, net	3,948	2,553
Total current assets	59,822	34,175
Property, plant and equipment, net	22,470	2,120
Goodwill	3,130	—
Intangible assets, net	10,182	—
Operating lease right-of-use assets	21,872	974
Other assets	416	139
Total Assets	$117,892	$37,408
Liabilities
Current liabilities:
Accounts payable	$11,635	$2,073
Accrued liabilities and other current liabilities	17,031	4,800
Contract liability	496	794
Operating lease liability - current portion	3,616	888
Stock rights liability	6,074	—
Senior secured promissory note - related party	—	68,363
Total current liabilities	38,852	76,918
Operating lease liability - long-term	18,777	86
Cash flow credit agreement - related party	10,000	—
Convertible notes, at fair value - related party	5,429	—
Other long-term liabilities	1,792	1,224
Total Liabilities	74,850	78,228
Commitments and contingencies
Stockholders’ Equity (Deficit)
Series A preferred stock, par value of $0.001 per share, 75,000,000 and 44,866,071 shares authorized, 0 and 44,866,071 shares issued and outstanding at December 31, 2025 and 2024, respectively	—	45
Common stock, par value of $0.001 per share, 36,000,000 and 82,520,000 shares authorized, 9,699,858 and 9,328,417 shares issued and outstanding at December 31, 2025 and 2024, respectively	10	9
Additional paid-in capital	362,055	214,063
Accumulated deficit	(319,023)	(254,937)
Total stockholders' equity (deficit)	43,042	(40,820)
Total Liabilities and Stockholders' Equity (Deficit)	$117,892	$37,408

See accompanying notes to the Consolidated Financial Statements.

Workhorse Group Inc.
Consolidated Statements of Operations

	For the Years Ended December 31,
(in thousands, except per share amounts)	2025	2024
Sales, net of returns and allowances	$21,211	$7,044
Cost of sales	30,766	13,190
Gross loss	(9,555)	(6,146)
Operating expenses:
Selling, general and administrative	24,722	16,047
Research and development	13,163	12,891
Impairment loss on discontinued product line investment	—	6,246
Total operating expenses	37,885	35,184
Loss from operations	(47,440)	(41,330)
Interest expense, net	(17,421)	(10,260)
Change in fair value of stock rights	1,038	—
Other (loss) income	(259)	3
Loss before income taxes	(64,082)	(51,587)
Provision for income taxes	(4)	(1)
Net loss	$(64,086)	$(51,588)

Net loss per share of common stock
Basic and Diluted*	$(6.76)	$(9.43)

Weighted average shares used in computing net loss per share of common stock
Basic and Diluted*	9,475	5,468

*See Note 1 - Summary of Business and Significant Accounting Principles for details on the reported amounts for the year ended December 31, 2024.

See accompanying notes to the Consolidated Financial Statements.

Workhorse Group Inc.
Consolidated Statements of Stockholders’ Equity (Deficit)

	Convertible Preferred Stock*		Series A Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
(in thousands)	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount
Balance as of December 31, 2023	85,362	$85	—	$—	776	$1	$147,626	$(203,349)	$(55,637)
Conversion of series A, B and C preferred stock to common stock	(85,362)	(85)	—	—	8,536	8	77	—	—
Conversion of convertible note to Series A preferred stock	—	—	44,643	45	—	—	49,955	—	50,000
Debt extinguishment	—	—	—	—	—	—	15,562	—	15,562
Issuance of preferred stock for cash	—	—	223	—	—	—	250	—	250
Stock-based compensation	—	—	—	—	—	—	555	—	555
Exercise of stock options	—	—	—	—	16	—	38	—	38
Net loss	—	—	—	—	—	—	—	(51,588)	(51,588)
Balance as of December 31, 2024	—	—	44,866	45	9,328	9	214,063	(254,937)	(40,820)
Stock-based compensation	—	—	—	—	—	—	678	—	678
Exercise of stock options	—	—	—	—	292	—	17	—	17
Motiv share cancellation upon Merger Close**	—	—	(44,866)	(45)	(9,620)	(9)	54	—	—
Shares issued upon debt extinguishment**	—	—	—	—	6,630	7	107,729	—	107,736
Acquired Workhorse stock	—	—	—	—	3,070	3	39,514	—	39,517
Net loss	—	—	—	—	—	—	—	(64,086)	(64,086)
Balance as of December 31, 2025	—	$—	—	$—	9,700	$10	$362,055	$(319,023)	$43,042

*Convertible preferred stock is presented as a single line item in the Consolidated Statements of Stockholders' Equity. See Note 14 - Stockholders' Equity for details on individual series of convertible preferred stock.

** All outstanding preferred and common shares of Motiv were cancelled for no consideration, and new shares were issued in partial satisfaction of the financial indebtedness of Motiv.

See accompanying notes to the Consolidated Financial Statements.

Workhorse Group Inc.
Consolidated Statements of Cash Flows

	For the Years Ended December 31,
(in thousands)	2025	2024
Cash flows from operating activities:
Net loss	$(64,086)	$(51,588)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,235	816
Amortization of debt issuance cost	—	14
Excess and obsolete inventory	2,265	1,609
Impairment loss on discontinued product line investment	—	6,246
Loss on disposal of assets	232	—
Warranty provision	2,144	1,639
Stock-based compensation	678	555
Allowance for credit losses	21	—
Non-cash lease expense	793	579
Non-cash interest expense for convertible debt	17	—
Non-cash mark-to-market change of share rights	(1,038)	—
Effects of changes in operating assets and liabilities:
Accounts receivable	53	1,516
Inventory, net	4,849	(5,037)
Prepaid expenses and other current assets	1,178	(644)
Accounts payable	2,047	(1,013)
Accrued liabilities and other long-term liabilities	14,691	7,829
Operating lease liability	(632)	(675)
Net cash used in operating activities	(35,553)	(38,154)
Cash flows from investing activities:
Capital expenditures	(603)	(4,761)
Merger transaction	10,430	—
Net cash provided by (used in) investing activities	9,827	(4,761)
Cash flows from financing activities:
Proceeds from short-term senior secured promissory notes - related party	22,000	45,000
Proceeds from cash flow credit agreement	10,000	—
Payments for capital lease obligation	—	(2)
Proceeds from exercise of stock options	17	38
Proceeds from preferred stock issuance	—	250
Net cash provided by financing activities	32,017	45,286
Change in cash and cash equivalents	6,291	2,371
Cash and cash equivalents, beginning of the year	6,629	4,258
Cash and cash equivalents, end of the year	$12,920	$6,629

Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$—
Cash paid for taxes	$1	$1
Non-cash investing and financing activities:
ROU assets obtained for lease liabilities	$—	$653
Conversion of convertible debt and accrued interest to preferred stock	$—	$65,562
Net assets acquired, net of cash	$29,084	$—
Debt forgiven in Merger	$107,736	$—

See accompanying notes to the Consolidated Financial Statements.

Workhorse Group Inc.
Notes to Consolidated Financial Statements

1.    SUMMARY OF BUSINESS AND SIGNIFICANT ACCOUNTING PRINCIPLES
Overview
Workhorse Group Inc. (“Workhorse”, the “Company”, “we”, “us”, or “our”) is a North American manufacturer of medium-duty electric trucks and buses. Our primary focus is to provide sustainable and cost-effective solutions to the commercial transportation sector. We design and manufacture all-electric vehicles, including the technology that optimizes the way that these vehicles operate. The Company’s best-in-class vehicles are designed for last-mile delivery, medium-duty operations, and a growing range of specialized applications.
Reverse Merger Transaction
On December 15, 2025 (the “Closing Date”), we completed our merger with Motiv Power Systems, Inc. (“Motiv”), pursuant to which Motiv became our indirect, wholly-owned subsidiary (the “Merger”). Following the Merger, the Company has continued to operate under the legal name Workhorse Group Inc., which remains the registrant for the United States Securities and Exchange Commission ("SEC") reporting purposes, and Workhorse’s common stock continues to be listed on The Nasdaq Stock Market LLC under the ticker symbol “WKHS.” The Merger was accounted for as a reverse acquisition, with Motiv being treated as the acquirer for accounting purposes, in accordance with Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 805, Business Combinations. Accordingly, the consolidated assets, liabilities and results of operations of Motiv became the historical consolidated financial statements of the combined company, and Workhorse’s assets, liabilities and results of operations were consolidated with those of Motiv beginning on the acquisition date. Operations prior to the Merger are presented as those of Motiv in this and future reports. Workhorse’s assets and liabilities were measured and recognized at their fair values as of the closing of the Merger. References to “Workhorse”, the “Company”, “we”, “us”, or “our”, when used in the Consolidated Financial Statements incorporate the operations of Motiv unless otherwise indicated or the context requires otherwise. See further discussion of the transactions in connection with the Merger in Note 2, Merger and Related Transactions.
Basis of Presentation

The Consolidated Financial Statements include the accounts of Workhorse Group Inc. and its subsidiaries, with all intercompany transactions and balances having been eliminated. The Company prepared the Consolidated Financial Statements in accordance with United States generally accepted accounting principles (“GAAP”) and the rules and regulations of the SEC and, in the Company's opinion, reflect all necessary adjustments, including normal recurring items that are necessary.

Since Motiv was determined to be the accounting acquirer in connection with the Merger, for periods prior to the Merger, the Consolidated Financial Statements were prepared on a stand-alone basis for Motiv and do not include the combined entities' activity or financial position. Subsequent to the Merger, the Consolidated Financial Statements as of and for the year ended December 31, 2025 include assets and liabilities at their acquisition date fair value and then adjusted to reflect Workhorse's activity from December 15, 2025 through December 31, 2025.
Going Concern and Liquidity

The accompanying Consolidated Financial Statements have been prepared in accordance with GAAP applicable to a going concern. The going concern basis of presentation assumes that the Company will continue in operation for at least one year after the date these Consolidated Financial Statements are issued and will be able to realize assets and discharge its liabilities and commitments in the normal course of business. The Consolidated Financial Statements do not include any adjustments to the carrying amounts and classification of assets, liabilities, and reported expenses that may be necessary if the Company were unable to continue as a going concern.

Pursuant to the requirements of the FASB ASC 205-40, Presentation of Financial Statements - Going Concern, (“ASC 205-40”), management must evaluate whether there are conditions or events, considered in aggregate, that raise substantial doubt about the Company's ability to continue as a going concern for at least one year after the date these Consolidated Financial Statements are issued. In accordance with ASC 205-40, management’s analysis can only include the potentially mitigating impact of management’s plans that have not been fully implemented as of the issuance date if (a) it is probable that management’s plans will be effectively implemented on a timely basis, and (b) it is probable that the plans, when implemented, will alleviate the relevant conditions or events that raise substantial doubt about the Company’s ability to continue as a going concern.

We had sales, net of returns and allowances of $21.2 million, incurred a net loss of $64.1 million and used $35.6 million of cash and cash equivalents in operating activities for the year ended December 31, 2025. As of December 31, 2025, the Company had net working capital of $21.0 million, including $12.9 million of cash and cash equivalents, and an accumulated deficit of $319.0 million.

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
•Reducing redundant expenses and limiting non-strategic capital expenditures.
•Realizing synergies from the Merger, including savings from reducing contract manufacturers for Motiv products by manufacturing them in the Workhorse production facility.
•Continuing efforts to lower the total bill of material cost of our vehicles to be in line with Internal Combustion Engine ("ICE") vehicles.
•Receiving proceeds from our current financing arrangements.
•The successful consummation of a potential equity or equity-linked financing.

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

Our revenues from operations are unlikely to be sufficient to meet our liquidity requirements for the twelve months following the date of the issuance of our Consolidated Financial Statements, and, accordingly, our ability to continue as a going concern depends on our ability to obtain and receive proceeds from external financing. We currently expect that our primary source of financing will be the Credit Agreements (as defined below in Note 2, Merger and Related Transactions) and a potential equity or equity-linked financing.

Because the public float of our Common Stock is currently less than $75.0 million, the SEC’s “baby shelf” rules will limit the amount of securities we can offer and sell on Form S-3, including Common Stock and all other securities, to one-third of our public float in any twelve month period. Accordingly, our ability to obtain liquidity though public sales of securities is substantially limited.

Subject to certain conditions, the Credit Agreements permit the Company to raise funds through an equity or equity-linked financing; however, the consummation of such a transaction is not probable as of the issuance date of the accompanying Consolidated Financial Statements.

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

In order to manage liquidity and operating capital, the Company entered into certain of the transactions described above, including the Convertible Financing and the Sale-Leaseback transaction, pursuant to which the Company received gross proceeds of $25.0 million. As of December 31, 2025, there was $5.0 million in principal outstanding under the A&R Note (as defined below in Note 8, Debt). Additionally, the Company has access to the Customer Order Credit Agreement and the Cash Flow Credit Agreement. The Customer Order Credit Agreement provides Workhorse with up to $40.0 million to fund vehicle manufacturing in connection with Qualified Purchase Orders (as defined in the Customer Order Credit Agreement). The Cash Flow Credit Agreement provides Workhorse with a line of credit with borrowing capacity of up to $10.0 million to fund its working capital requirements, including costs related to the Merger, and its general corporate purposes. As of December 31, 2025, the Company had no outstanding borrowings and remaining availability of $40.0 million under the Customer Order Credit Agreement. As of December 31, 2025, the Company had $10.0 million in outstanding borrowings and no remaining availability under the Cash Flow Credit Agreement.

The Company is actively working to evaluate financing alternatives; however, as noted above, as of the issuance date of the accompanying Consolidated Financial Statements, it is not probable that a potential equity or equity-linked financing transaction will be consummated.

We may also rely on other debt financing or other sources of capital funding such as through the sale of assets to obtain sufficient financial resources to fund our operating activities. If we are unable to maintain sufficient financial resources, our business, financial condition and results of operations, as well as our ability to continue to develop, produce and market our vehicle programs and satisfy our obligations as they become due, we will be materially and adversely affected. This could affect future vehicle program production and sales. Failure to receive additional proceeds will have a material, adverse impact on our business operations. There can be no assurance that we will be able to obtain the additional proceeds needed to achieve our goals on acceptable terms or at all. Additionally, any additional equity or equity-linked financings would likely have a dilutive effect on the holdings of our existing stockholders. Our current level of cash and cash equivalents is not sufficient to execute our business plan. For the foreseeable future, we will incur operating expenses, capital expenditures and working capital funding that will deplete our cash on hand. These conditions raise substantial doubt regarding our ability to continue as a going concern for a period of at least one year from the date of issuance of these Consolidated Financial Statements included in this Annual Report on Form 10-K.
NASDAQ Listing Requirements and Reverse Stock Splits

Pre-Merger, Workhorse Common Stock had been listed on The Nasdaq Stock Market LLC (“Nasdaq”) under the symbol “WKHS.” Post-Merger, Workhorse filed an application and was approved for the combined company to continue to be listed on Nasdaq and traded under the ticker symbol "'WKHS". These Consolidated Financial Statements and the notes thereto for the years ended 2025 and 2024 have been adjusted to reflect the following reverse stock splits of its issued and outstanding shares of Common Stock (together, the "Reverse Stock Splits"):

•June 17, 2024 1-for-20 reverse stock split (the “2024 Reverse Stock Split”)
•March 17, 2025 1-for-12.5 reverse stock split (the “2025 Reverse Stock Split”)
•December 8, 2025 1-for-12 reverse stock split (the "2025 Merger Reverse Stock Split")

The 2024 Reverse Stock Split and the 2025 Reverse Stock Split were effected to regain compliance with Nasdaq Rule 5550(a)(2) requiring Nasdaq-listed companies to maintain a $1.00 minimum bid price (the “Minimum Bid Price Requirement”). The 2025 Merger Reverse Stock Split was effected to comply with Nasdaq Rule 5110(a) requiring Nasdaq-listed companies to file an initial listing application and comply with its initial listing standards for change of control transactions that will result in a non-Nasdaq-listed company controlling the existing listed company. Nasdaq considered the Merger to be a change of control and required Workhorse to apply for initial listing of the combined company after Merger Closing. One of the initial listing standards was a minimum share price of $4 per share. As a result, Workhorse effected a reverse stock split to meet such initial listing standard and attain Nasdaq approval for continued listing of the combined company after Merger Closing.

The authorized number of shares of Common Stock was not affected by the Reverse Stock Splits. The number of shares of Common Stock available for issuance under the Company’s equity incentive plans was reduced proportionally. The Company adjusted the exercise price, number of shares issuable on exercise or vesting and/or other terms of its then outstanding stock options, warrants, restricted stock, and restricted stock units to reflect the effects of the Reverse Stock Splits. As of December 31, 2025 and through the date of this filing, we were in compliance with the Minimum Bid Price Requirement.

In addition, Nasdaq has adopted new rules that could hinder our ability to cure any future deficiency and maintain the continued listing of our Common Stock. These new rules, which became effective in January 2025: (i) provide for the immediate delisting with no grace period of any listed company that falls out of compliance with the Minimum Bid Price Requirement for the second time in a twelve-month period, (ii) provide for immediate delisting if a listed company effects a reverse stock split that causes it to fall out of compliance with certain other listing requirements, and (iii) limit the ratio of reverse stock splits used to regain compliance with the Minimum Bid Price Requirement to a cumulative ratio of 1-to-250 in any two-year period. These Nasdaq rules limit our ability to effect a subsequent reverse stock split, including in the event our Common Stock fails to comply with the $1.00 Minimum Bid Price Requirement in the future.

Motiv Reverse Stock Split

On June 14, 2024, Motiv effected a 10-for-1 reverse stock split (the "Motiv Reverse Stock Split") for each share of its then outstanding common stock. Pre-merger affected equity instruments and amounts have been adjusted to reflect the effect of the Motiv Reverse Stock Split, as well as the exercise price, number of shares issuable on exercise or vesting and/or other terms of its then outstanding stock options, warrants, preferred stock and common stock.

Use of Estimates
The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, costs and expenses and related disclosures in the accompanying notes. These estimates include, but are not limited to, sales return reserves, income taxes, accounts receivable collectibility, inventory valuation, warranties, leases, and the fair value of long-lived assets, financial instruments, convertible notes, and fair value assessments made as part of our preliminary assessment of the purchase price allocation as a result of the Merger.
Reclassifications
The Company reclassified certain prior-period amounts on the Consolidated Balance Sheets to conform to the current-period presentation. These reclassifications had no impact on net income (loss), total assets, or total liabilities.
Segment Reporting
The Company operates as a single reporting segment under ASC 280, Segment Reporting, which encompasses the design, manufacture, and distribution of all-electric vehicles. The Company’s operations are conducted within the United States, and revenues or long-lived assets attributable to foreign countries were not material for the periods presented. The Chief Executive Officer (CEO), as the Company’s Chief Operating Decision Maker (CODM), evaluates financial performance and allocates resources based on consolidated financial information, including total revenues, operating income, and profitability for the business as a whole. The significant expenses regularly reviewed by the CODM to evaluate segment performance are the expenses presented in the Consolidated Statement of Operations, and no further disaggregation is provided for segment review purposes. As such, segment information has been presented at the consolidated level, as there are no additional reportable segments in the context of ASC 280.
Cash and Cash Equivalents
Cash and cash equivalents are defined as short-term, highly-liquid investments with original maturities of three months or less.
Restricted Cash
Cash and cash equivalents subject to contractual restrictions and not readily available are classified as restricted cash. Our restricted cash is comprised primarily of cash held as collateral for real estate leases. We record restricted cash in the Consolidated Balance Sheets and determine current or non-current classification based on the expected duration of the restriction.
Our total cash, cash equivalents, and restricted cash, as presented in the Consolidated Financial Statements, was as follows:

	December 31,
(in thousands)	2025	2024
Cash and cash equivalents	$12,240	$6,475
Restricted cash	680	154
Total as presented in the consolidated statements of cash flows	$12,920	$6,629
Accounts Receivable and Allowance for Credit Losses
Accounts receivable primarily consists of amounts that are due and payable from our customers for the sale of vehicles, parts, and services. We evaluate the collectibility of these receivables by considering the number of days outstanding, prevailing economic conditions, and reasonable, supportable forecasts that may affect recoverability. Additions to the allowance are charged to bad debt expense reported in selling, general and administrative expenses.

	December 31,
(in thousands)	2025	2024
Accounts receivable	$4,324	$3,590
Less: Allowance for doubtful accounts	(435)	—
Total accounts receivable, net	$3,889	$3,590
Concentration of Risk
Credit Risk
Financial instruments that potentially subject us to a concentration of credit risk consist of cash and cash equivalents, restricted cash, and accounts receivable. Our cash balances are primarily on deposit at high credit quality financial institutions or invested in money market funds. These deposits are typically in excess of insured limits. As of December 31, 2025, three customers accounted for 85% of our total accounts receivable balance, and as of December 31, 2024, one customer accounted for approximately 93% of the total accounts receivable balance. The loss of these customers would have a significant impact on the Company’s operations.
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
For the years ended December 31, 2025 and 2024, the Company had two suppliers that accounted for approximately 29% and 30%, respectively, of the total procurement. For the years ended December 31, 2025 and 2024, the Company had one supplier that accounted for 25% and two suppliers that accounted for 35%, respectively, of the total accounts payable.
Inventory
Inventory is stated at the lower of cost or net realizable value. Inventory cost includes cost of raw material, labor and certain overhead costs. Manufactured inventories are valued at standard cost, which approximates actual costs on a first-in, first-out basis. We record inventory write-downs for excess or obsolete inventories based on assumptions about current and future demand forecasts. If inventory on-hand is in excess of our future demand forecast, the excess amounts are included in our inventory reserve.
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
Property, Plant and Equipment, Net
Property, plant and equipment, net, including leasehold improvements, are recognized at cost less accumulated depreciation. Depreciation is generally computed using the straight-line method over the estimated useful lives of the respective assets, as follows:

Leasehold improvements	5 years
Equipment and vehicles	3 - 7 years
Tooling	3 - 5 years
Computer equipment and software	3 - 5 years

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

During 2025 and 2024, we identified triggering events under ASC 360, Impairment and Disposal of Long-Lived Assets, related to certain asset groups. In each situation in which we experienced a triggering event during the year, we tested our long-lived assets for impairment using our internal economic and business projections, in order to determine if an additional impairment was required to the carrying values of the long-lived assets.

As a result of these assessments, no impairment was recognized for the year ended December 31, 2025. During the year ended December 31, 2024, management determined the Argo project that was previously designed and developed was no longer technologically feasible and all related investments as of December 31, 2024 were written down to zero as there is no alternative use for the inventory or fixed assets and all non-cancelable purchase commitments were accrued as a liability as they are of no value to the company upon receipt. $4.7 million of fixed assets was written off in connection with the Argo project impairment during the year ended December 31, 2024.

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

We evaluate the useful lives of these assets on an annual basis, and we test for impairment whenever events or changes in circumstances occur that could impact the recoverability of these assets. For the years ended December 31, 2025 and 2024, no impairments of capitalized software costs have been recognized.
Goodwill
We recognized goodwill as a result of the Merger on December 15, 2025 (see Note 2, Merger and Related Transactions, for additional details) and represents the excess of the purchase price over the fair value of the identifiable net assets acquired in a business combination. Goodwill is recorded in accordance with ASC 805, Business Combinations. Goodwill is not amortized, but is tested for impairment at least annually, or more frequently if events or changes in circumstances indicate that goodwill may be impaired, in accordance with ASC Topic 350, Intangibles—Goodwill and Other.

We perform our annual goodwill impairment test at the reporting unit level during the fourth quarter of each year. We may first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If the qualitative assessment indicates potential impairment, or if we elect to bypass the qualitative assessment, a quantitative impairment test is performed to (a) calculate the fair value of the reporting unit and compare it to its carrying value, and (b) if the carrying value exceeds its fair value, to measure an impairment loss. As a result of these assessments, no impairment was recognized for the year ended December 31, 2025.

Intangible Assets

Intangible assets acquired in a business combination are recognized separately from goodwill and recorded at their estimated fair values as of the acquisition date in accordance with ASC 805. We determined the fair value of identifiable intangible assets using valuation techniques appropriate for the specific asset, including the relief-from-royalty method and multi-period excess earnings method.

Our identifiable intangible assets primarily consist of trade names, proprietary technology, and customer relationships acquired in connection with the Merger completed on December 15, 2025.

Customer relationships represent the estimated fair value of relationships with existing Workhorse customers at the acquisition date, primarily related to relationships with Workhorse dealers. Proprietary technology represents the fair value of Workhorse Connect™, the acquired remote data management system that tracks the performance of all legacy Workhorse vehicles. The trade name represents the fair value associated with the acquired brand and market recognition of the Workhorse® trade name.

Our finite-lived intangible assets consist primarily of proprietary technology and customer relationships. Finite-lived intangible assets are amortized on a straight-line basis over their estimated useful lives, which reflect the period over which the assets are expected to contribute to future cash flows. We evaluate the remaining useful lives of finite-lived intangible assets each reporting period to determine whether events or circumstances warrant a revision to the remaining amortization period. The estimated useful lives of our identifiable intangible assets are as follows:

Proprietary technology	5 years
Customer relationships	15 years

The Workhorse trade name was determined to have an indefinite useful life as management expects the trade name to contribute to cash flows indefinitely and there are no legal, regulatory, contractual, competitive, economic, or other factors that limit its useful life. Accordingly, the trade name is not amortized but is tested for impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired.

Intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability is assessed by comparing the carrying value of the asset group to the estimated undiscounted future cash flows expected to result from the use and eventual disposition of the asset group. If the carrying amount exceeds the undiscounted cash flows, an impairment loss is recognized for the excess of carrying value over fair value.

Leases

We have entered into various operating lease agreements for offices, manufacturing and warehouse facilities. Leases will be classified as finance or operating, with classification affecting the pattern and classification of expense recognition in the Consolidated Statement of Operations. We determine if an arrangement is a lease, or contains a lease provision, at inception and record the leases in our financial statements upon lease commencement, which is the date when the underlying asset is made available for our use by the lessor. The Company’s lease arrangements are operating leases which are capitalized on the Consolidated Balance Sheet as right-of-use (“ROU”) assets and obligations. ROU assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. These are recognized at the lease commencement date based on the present value of payments over the lease term. If leases do not provide for an implicit rate, we use our incremental borrowing rate based on the estimated rate of interest for collateralized borrowing over a similar term as the lease payments. Lease expense for operating leases is recognized on a straight-line basis over the lease term as either cost of sales or operating expenses, depending on the nature of the leased asset. Leases with an initial term of 12 months or less ("short term leases") are not recorded on the Consolidated Balance Sheet. The Lease expense on short-term leases is recognized on a straight-line basis over the lease term.

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
Although we believe the estimates and judgments discussed herein are reasonable, actual results could differ and we may be exposed to increases or decreases in our warranty liability accrual that could be material. Accrued warranty activity consisted of the following:

	December 31,
(in thousands)	2025	2024
Warranty liability, beginning of year	$2,737	$3,260
Warranty liability assumed	1,764	—
Warranty costs incurred	(1,670)	(2,162)
Accrual for warranty	2,144	1,639
Warranty liability, end of year	4,975	2,737
Less: current portion	3,183	1,519
Long-term warranty liability, end of period	$1,792	$1,218

The current portion of warranty liability is included within Accrued liabilities and other current liabilities on the Consolidated Balance Sheets, and the long-term portion of warranty liability is included within Other long-term liabilities on the Consolidated Balance Sheets.

Fair Value Measurements
We follow the accounting guidance in ASC 820, Fair Value Measurement, ("ASC 820") for our fair value measurements of financial assets and liabilities measured at fair value on a recurring basis. A three-level valuation hierarchy, based upon observable and unobservable inputs, is used for fair value measurements. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect market assumptions based on the best evidence available. These two types of inputs create the following fair value hierarchy: Level 1 – Quoted prices for identical instruments in active markets; Level 2 – Quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active and model-derived valuations whose significant inputs are observable; and Level 3 – Instruments whose significant inputs are unobservable. See Note 8, Debt, for further details on fair value.
Income Taxes
We account for income taxes in accordance with ASC 740, Income Taxes, ("ASC 740") which requires deferred income tax assets and liabilities to be recognized using enacted tax rates for the effect of temporary differences between the book and tax bases of recorded assets and liabilities. Authoritative guidance also requires deferred income tax assets, which include federal and state tax credit carryforwards, operating loss carryforwards and deductible temporary differences, be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred income tax assets will not be realized.
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
Revenue Recognition
The following table disaggregates our revenue by major source:

	Years Ended December 31,
(in thousands)	2025	2024
Vehicles	$20,762	$6,976
Services, parts and accessories	348	—
Extended warranty revenue	101	68
Total revenues	$21,211	$7,044

Vehicles
Revenue is recognized when we transfer promised goods or services to customers in an amount that reflects the consideration that we expect to receive in exchange for those goods or services. In determining the appropriate amount of revenue to be recognized as we fulfill our obligations under the agreement, we perform the following steps: (i) identify the promised goods or services in the contract; (ii) determine whether the promised goods or services are performance obligations, including whether they are distinct in the context of the contract; (iii) measure the transaction price, including any constraints on variable consideration; (iv) allocate the transaction price to the performance obligations; and (v) recognize revenue when (or as) we satisfy each performance obligation. We only apply the five-step model to contracts when it is probable that we will collect the consideration we are entitled to in exchange for the goods or services we transfer to the customer.

We generate vehicle revenue through the sale of electric commercial vehicles. We review the performance obligations in our agreements, which are our promise to transfer our product to customers based on the performance of services, transfer of title or shipping terms in the arrangement and any other variable considerations. The revenue is allocated based on our performance obligation, and an estimate of Sales returns and allowances are recognized. We offer concessions to certain customers and estimates the variable consideration based on historical sales activity. In addition, we consider the extent to which revenue should be recognized such that there is not a significant reversal of revenue in the future.

Revenue is recognized when obligations under the terms of a contract with our customer are satisfied; generally this occurs when we satisfy our performance obligations and transfer control of our vehicles. Revenue is measured as the amount of consideration we expect to receive in exchange for transferring goods. For the majority of vehicles, we transfer control and recognize a sale when we ship the product from our manufacturing facility to our customer (dealers and distributors) or when we complete our performance obligation to the customer and ship the vehicle to the next step in the production process (i.e., to the upfitter). The amount of consideration we receive and revenue we recognize varies with changes in incentives. We receive cash equal to the invoice price for most vehicle sales and we generally do not offer extended payment terms as payment is received at or shortly after the point of sale.

Our agreements do not allow customers to return products. However, under certain conditions, such as defects or non-compliance with specifications, or other allowances, we may elect to allow limited returns in special situations. To account for these returns, we estimate and record a sales returns allowance as a reduction of gross revenue. This allowance is based on historical return rates and expectations of future returns, adjusted for any known factors that may affect return rates, such as changes in product quality or customer mix.

We provide for the estimated cost of product warranties at the time revenue is recognized. While we engage in product quality programs and processes, including quality control test driving vehicles, the warranty obligation is calculated by an estimation of warranty costs per vehicle. Should actual costs differ from our estimates, revisions to increase or decrease the estimated warranty liability may be required.
Sales and other taxes we collect concurrent with revenue-producing activities are excluded from revenue. The expected costs associated with our base warranties and field service actions are recognized as expense when the products are sold (see Note 7, Accrued Liabilities and Other Current Liabilities). We have elected to recognize the cost for freight and shipping when control over vehicles, parts, or accessories has transferred to the customer as an expense in Cost of sales.

Services, Parts and Accessories
Services, parts and accessories revenue consists of non-warranty after-sales vehicle services, body shop and parts, and assembly services. It also includes revenue generated from operating our Stables by Workhorse route and other service revenue. We recognize revenue related to sales of service, parts and other accessories when we transfer control of the items. For the majority of vehicles, parts, and accessories, we transfer control and recognize a sale when we ship the product from our manufacturing facility to our customer (dealers and distributors). We recognize service revenue upon the transfer of control to the customer, which is generally at the time the service is completed.
Extended Warranty Revenue
We also provide extended warranty services to customers. Revenue related to these services is recognized over time as the services are provided.
For the year ended December 31, 2025, four entities represented 68% of our total revenues, and for the year ended December 31, 2024, two entities represented 69% of our total revenues.
Deferred Revenue

Deferred revenue related to the sales of select vehicles consisted of the following:

	Years Ended December 31,
(in thousands)	2025	2024
Deferred revenue, beginning of period	$29	$83
Deferred revenue assumed	1,057	—
Additions	1,785	—
Revenue recognized	(1,752)	(54)
Deferred revenue, end of period	$1,119	$29
Less: current portion	1,119	29
Long-term deferred revenue, end of period	$—	$—
The current portion of deferred revenue is included within Accrued liabilities and other current liabilities on the Consolidated Balance Sheets.
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
Research and Development Costs
Research and development ("R&D") costs consist primarily of personnel costs for our teams in engineering and research, prototyping expense, contract and professional services, and amortized equipment expense. R&D costs are expensed as incurred, and for the years ended December 31, 2025 and 2024 were $13.2 million and $12.9 million, respectively.
Advertising Costs
Advertising costs are recorded in Selling, general, and administrative in the Consolidated Statements of Operations as they are incurred. For the years ended December 31, 2025 and 2024, advertising costs were $0.8 million and $1.3 million, respectively.
Stock-Based Compensation

We account for stock options issued to employees under ASC 718 Share-Based Payments. Under ASC 718, share-based compensation cost to employees is measured at the grant date, based on the estimated fair value of the award, and is recognized as expense ratably on a straight-line basis over the requisite vesting period. The standard vesting period is 4-years, with a 1-year cliff. The fair value of each stock option or warrant award is estimated on the grant date.

The calculation of share-based compensation expense requires that we make assumptions and judgments about the variables used in the Black-Scholes model, including the expected term, expected volatility of the underlying common stock, risk-free interest rate and dividends are derived from 409A valuation.

We recognize forfeitures as they occur rather than applying a prospective forfeiture rate in advance (see Note 12).

As of December 15, 2025, the expiration date of all outstanding Motiv stock options were amended to be the Merger date. There have been no replacement awards issued, and this amendment was treated as a settlement for no consideration and all remaining unrecognized compensation cost was accelerated, totaling $0.4 million. There were no Motiv stock options outstanding as of December 31, 2025.

All pre-Merger Workhorse stock-based compensation awards were settled at the Merger date, under the change in control provisions for those awards. As of the Merger date, there were no Workhorse stock-based compensation awards assumed. There were no Workhorse stock-based compensation awards outstanding as of December 31, 2025.
Defined Contribution Plan
Motiv has a 401(k) savings plan that is intended to qualify as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code. Motiv matches 50% of employee contributions up to the first $5,000 contributed, resulting in a maximum employer match of $2,500 per employee. Workhorse also has a 401(k) savings plan that is intended to qualify as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code. At the time of the Merger, Workhorse did not have a 401(k) match in effect.
In connection with the Merger, both Motiv and Workhorse continue to sponsor their respective 401(k) plans. The two plans continue to operate separately as of December 31, 2025. For the years ended December 31, 2025 and 2024, we recognized $0.2 million and $0.2 million, respectively, of expenses related to employer contributions for the 401(k) savings plans.
Net Loss per Share of Common Stock
Basic loss per share of Common Stock is calculated by dividing net loss by the weighted-average shares of Common Stock outstanding for the period. Potentially dilutive shares, which are based on the weighted-average shares of Common Stock underlying outstanding stock rights using the treasury stock method or the if-converted method, as applicable, are included when calculating the diluted net loss per share of Common Stock when their effect is dilutive.
The following table presents the potentially dilutive shares that were excluded from the computation of diluted net loss per share of Common Stock, because their effect was anti-dilutive:

	Years Ended December 31,
	2025	2024
Conversion of Series A preferred stock	—	44,866,071
Common Stock Warrants	—	334,516
Exercise of outstanding options	—	19,206,948
Stock rights outstanding	1,193,364	—
Restatement

Subsequent to the issuance of the Company’s financial statements for the year ended December 31, 2024, management identified an error in the calculation of the weighted average number of shares outstanding on a basic and diluted basis, which also resulted in an error in the calculation of net loss per share attributable to common stockholders on a basic and diluted basis. Specifically, 8.5 million common shares issued during 2024 were not properly weighted for the portion of the year outstanding.
The error resulted in an overstatement of basic and diluted loss per share for the year ended December 31, 2024. The error did not affect previously reported net income, total equity, cash flows, or total assets and liabilities.
Management evaluated the materiality of the error in accordance with ASC 250, Accounting Changes and Error Corrections, and concluded that the error was material to the previously issued financial statements for the year ended December 31, 2024. Accordingly, the accompanying financial statements have been Restated to correct the error.

The following tables present the effects of the Restatement on the Company’s previously reported Condensed Consolidated Unaudited Statement of Operations:

	Year Ended December 31, 2024
(in thousands, except per share amounts)	As Previously Reported	Adjustment	As Restated
Net loss	$(51,588)	$—	$(51,588)
Net loss per share attributable to common stockholders, basic and diluted	$(65.33)	$55.90	$(9.43)
Weighted average number of shares used in calculating basic and diluted net loss per share	790	4,678	5,468
2.    MERGER AND RELATED TRANSACTIONS

As described in Note 1, Motiv merged with a wholly owned subsidiary of Workhorse on December 15, 2025. The Merger was accounted for as a business combination in accordance with Accounting Standards Codification Topic 805, Business Combinations. While the legal acquirer in the Merger was Workhorse, for financial accounting and reporting purposes under U.S. GAAP, Motiv was the accounting acquirer and the Merger was accounted for as a reverse acquisition for accounting purposes. Motiv was determined to be the accounting acquirer primarily based on the facts that (i) Motiv’s investors will own a substantial majority of the voting rights in the combined company; (ii) Motiv will designate a majority (five of seven) of the initial members of the board of directors of the combined company; and (iii) Motiv’s senior management will hold most key positions in senior management of the combined company. Accordingly, the consolidated assets, liabilities and results of operations of Motiv became the historical consolidated financial statements of the combined company, and Workhorse’s assets, liabilities and results of operations were consolidated with those of Motiv beginning on the acquisition date. Operations prior to the Merger are presented as those of Motiv in this and future reports.

Prior to the Closing Date of the Merger, Motive GM Holdings II LLC (“MGMH”), a Delaware limited liability company, was Motiv’s controlling stockholder and largest creditor, with all financial indebtedness of Motiv beneficially owned by MGMH or one if its affiliates. In connection with the closing of the Merger, MGMH received 6,629,800 shares of Common Stock (the “Merger Consideration”) in partial satisfaction of the financial indebtedness of Motiv beneficially owned by MGMH or one of its affiliates, with any remaining indebtedness cancelled for no consideration, which resulted in MGMH owning 68.3% of the issued and outstanding of our Common Stock. All outstanding preferred and common shares of Motiv were cancelled for no consideration. In addition, pursuant to the Merger agreement, all unexercised and outstanding Workhorse stock options were cancelled for no consideration, and all other awards under Workhorse’s equity incentive plans that were unvested immediately prior to the Merger were accelerated in full, with performance deemed achieved at target level for performance share units.
Repayment and Exchange
On August 15, 2025, in connection with the Merger Agreement, Workhorse entered into a Waiver, Repayment and Exchange Agreement (the “Repayment Agreement”) by and among Workhorse and the investors party thereto (collectively, the “2024 Note Holder”) to (i) redeem all of Workhorse’s outstanding obligations under the notes issued to the 2024 Note Holder (the “2024 Notes”) and (ii) cancel the warrants issued to the 2024 Note Holder (the “2024 Warrants”) on the Closing Date.

In addition, in accordance with the terms of the Repayment Agreement, Workhorse issued to the 2024 Note Holder rights (the “Rights”) to acquire 1,193,364 shares of Common Stock in exchange for the cancellation of the 2024 Warrants (the “Exchange”). Upon completing the Repayment and the Exchange, Workhorse had no outstanding obligations under the 2024 Notes, all of the 2024 Notes and 2024 Warrants were cancelled, and all collateral, including the Cash Collateral, securing the 2024 Notes was released. Following the Repayment and the Exchange effective December 15, 2025, the parties thereto terminated the Securities Purchase Agreement, by and between Workhorse and the 2024 Note Holder (the “Securities Purchase Agreement”).
Closing Debt Financing

On December 15, 2025, Workhorse entered into a (i) Credit Agreement (Customer Orders) (the “Customer Order Credit Agreement”) and (ii) Credit Agreement (Cash Flow) (the “Cash Flow Credit Agreement” and together with the Customer Order Credit Agreement, the “Credit Agreements” and such transactions, collectively, the “Closing Debt Financing”), each by and among Workhorse, as borrower, certain subsidiaries of Workhorse, as guarantors, and MGMH as lender.

The Customer Order Credit Agreement provides Workhorse with up to $40.0 million to fund vehicle manufacturing in connection with Qualified Purchase Orders (as defined in the Customer Order Credit Agreement). Under the Customer Order Credit Agreement, a Qualified Purchase Order includes purchase orders entered into between Workhorse and/or one or more of its subsidiaries and a customer made on terms approved by MGMH or substantially similar to terms previously approved by MGMH pursuant to a master purchase agreement or other standard terms and conditions approved by MGMH. The amount of funds advanced by MGMH upon the receipt of an acceptable purchase order will be determined by MGMH but will not exceed 70% of the purchase price for the ordered vehicles without MGMH’s consent. The Cash Flow Credit Agreement provides Workhorse with a line of credit with borrowing capacity of up to $10.0 million to fund its working capital requirements, including costs related to the Merger, and its general corporate purposes.

Workhorse’s outstanding obligations under each Credit Agreement bear interest at a reference rate equal to the term Secured Overnight Financing Rate for a three-month tenor (“SOFR”) plus an applicable margin of 5.00%. If SOFR is unavailable pursuant to the terms of the Credit Agreements, the reference rate will be the prime rate of interest per annum last quoted by The Wall Street Journal, and the applicable margin will be 2.50% per annum. Workhorse’s obligations under the Credit Agreements mature on December 15, 2028. MGMH’s obligation to advance additional funds under the Cash Flow Credit Agreement will terminate and thereafter be at the discretion of MGMH upon the consummation of a PIPE (as defined in the Credit Agreements) to the extent such PIPE occurs prior to the maturity date of the Cash Flow Credit Agreement. Both Credit Agreements contain customary representations and warranties, affirmative and negative covenants, and events of default, and provide for customary acceleration and remedy rights for MGMH upon the occurrence of an event of default by Workhorse.

Workhorse’s obligations under the Credit Agreements are senior secured obligations of Workhorse, ranking senior to all other indebtedness and, subject to certain limitations, are unconditionally guaranteed by each of Workhorse’s subsidiaries, pursuant to the terms of the Credit Agreements and secured by substantially all of the assets of Workhorse and its subsidiaries pursuant to a certain Security Agreement (the “Security Agreement”). Payments under the Cash Flow Credit Agreement are effectively subordinated to payments under the Customer Order Credit Agreement pursuant to the waterfall in the Security Agreement.

Purchase Price Allocation

Under reverse acquisition accounting, the assets and liabilities of Workhorse were recorded at their fair value. For additional details on the fair value measurement of the acquired assets and liabilities, including the valuation techniques used, please refer to Note 11, Fair Value Measurements.
The following table summarizes the fair value of purchase consideration for the Merger and the preliminary allocation of the purchase price to the identifiable assets acquired and liabilities assumed, based on their estimated fair values as of the acquisition date:

(in thousands)	Purchase Price Allocation
Cash and cash equivalents	$10,430
Accounts receivable	377
Inventory	24,642
Prepaid expenses and other current assets	4,679
Property and equipment	21,386
Goodwill	3,130
Intangible assets	10,200
Operating leases right-of-use assets	21,691
Other assets	416
Accounts payable	(9,822)
Accrued liabilities and other liabilities	(13,040)
Stock rights liability	(7,112)
Convertible note	(5,412)
Operating lease liability	(22,051)
Total purchase consideration	$39,514

The allocation of the purchase price is preliminary and subject to adjustment during the measurement period, not to exceed one year from the acquisition date, as we finalize the valuations for tangible and intangible assets.

The results of Workhorse's operations have been included in our consolidated financial statements since the Closing Date of the Merger. For the year ended December 31, 2025, Workhorse contributed approximately $0.6 million in revenue and $1.4 million in net loss.

The following unaudited pro forma summary presents consolidated information of the Company as if the business combination had occurred on January 1, 2024.

	Year Ended December 31,
(in thousands)	2025	2024
Revenue	$33,974	$13,660
Net loss	(78,916)	(123,329)

The unaudited pro forma financial information includes adjustments for 1) interest expense of new debt (Convertible Note and Cash Flow Credit Agreement), 2) interest expense for historical debt that was forgiven as part of the Merger, 3) stock-based compensation expense for accelerated vesting of Workhorse stock options, issuance of director grants, and the cancellation of Motiv shares, 4) acquisition-related costs (discussed further below), and 5) the sale and leaseback transaction, including the gain on sale of assets, depreciation expense of assets prior to sale, and new lease expense.

General and administration expenses on the consolidated statement of operations for the year ended December 31, 2025 includes $6.5 million of acquisition-related costs. The supplemental pro forma net loss for the year ended December 31, 2025 was adjusted to exclude the acquisition-related costs, and instead, these costs are reflected in pro forma net loss for the year ended December 31, 2024.

The unaudited pro forma financial information is provided for illustrative purposes only and does not necessarily reflect the results of operations that would have occurred had the acquisition taken place on that date.
3.    INVENTORY
Our inventory consisted of the following:

	December 31,
(in thousands)	2025	2024
Raw materials	$49,962	$20,080
Work in process	1,341	886
Finished goods[1]	6,793	6,259
Total Inventory	58,096	27,225
Less: inventory reserves	(19,031)	(5,822)
Inventory, net	$39,065	$21,403

1 Finished goods inventory includes new vehicles available for sale.

We reserve inventory for any excess or obsolete inventories or when we believe the net realizable value of inventories is less than the carrying value. As of December 31, 2025 and 2024, we carried inventory reserves of $19.0 million and $5.8 million, respectively. The increase in inventory during the year was primarily due to the Merger, which increased gross inventory balances by $35.6 million and increased inventory reserves by $10.9 million. The remainder of the increase in inventory reserves is primarily due to planned changes in the product lineup as a result of the Merger.

4.    PREPAID EXPENSES AND OTHER CURRENT ASSETS
Prepaid expenses and other current assets consisted of the following:

	December 31,
(in thousands)	2025	2024
Prepaid purchases	$443	$1,982
Less: prepaid purchases reserve	(75)	—
Prepaid purchases, net	368	1,982
Prepaid insurance	1,768	—
Right of return asset	351	—
Prepaid software costs	878	—
Other	583	571
Prepaid expenses and other current assets	$3,948	$2,553
Prepaid purchases consist of deposits made to our suppliers for non-recurring engineering costs and production parts. As of December 31, 2025 and 2024, prepaid purchases, net primarily consisted of deposits for direct materials associated with the manufacture of our vehicles.
The year-over-year increase to prepaid purchases reserves was primarily driven by the recognition of assets acquired in the Merger and increased reserves related to our vehicle programs.
5.    PROPERTY, PLANT AND EQUIPMENT, NET
Property, plant and equipment, net consists of the following:

	December 31,
(in thousands)	2025	2024
Leasehold improvements	$420	$389
Equipment and vehicles	20,284	4,693
Tooling	5,632	487
Construction in progress	249	426
Total property, plant and equipment	26,585	5,995
Less: accumulated depreciation	(4,115)	(3,875)
Property, plant and equipment, net	$22,470	$2,120

Construction in progress is primarily comprised of equipment and tooling related to the manufacturing of our products, and construction and expansion of our facilities. Completed assets are transferred to their respective asset classes, and depreciation begins when an asset is ready for its intended use.

Depreciation expense during the years ended December 31, 2025 and 2024 was $1.2 million and $0.8 million, respectively.
6.    GOODWILL AND INTANGIBLE ASSETS
The Company recognized goodwill as a result of the Merger on December 15, 2025. The goodwill represents the excess of the purchase price over the fair value of net assets acquired and is attributable to expected synergies and the assembled workforce. The goodwill is not deductible for tax purposes.

Changes in the carrying value of goodwill consist of the following:

	December 31,
(in thousands)	2025	2024
Beginning balance	$—	$—
Goodwill acquired	3,130	—
Ending balance	$3,130	$—

As of December 31, 2025, our assessment did not result in any impairment of goodwill.

We acquired identifiable intangible assets as a result of the Merger on December 15, 2025. The fair values and estimated useful lives of the acquired intangible assets were determined in accordance with ASC 805. As of December 31, 2025, the weighted-average remaining amortization period of the acquired definite-lived intangible assets is 13.0 years.

Intangible assets consist of the following:

	As of December 31, 2025			As of December 31, 2024
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Definite-lived intangible assets:
Proprietary technology	$1,150	$(10)	$1,140	$—	$—	$—
Customer relationships	4,750	(8)	4,742	—	—	—
Total	$5,900	$(18)	$5,882	$—	$—	$—

Indefinite-lived intangible assets:
Trade name	4,300	—	4,300	—	—	—
Total intangible assets	$10,200	$(18)	$10,182	$—	$—	$—

Amortization expense for the years ended December 31, 2025 and 2024 was $18 thousand and $0, respectively. As of December 31, 2025 and 2024, our assessment did not result in any impairment of intangible assets.

Estimated future amortization expense is as follows:

(in thousands)
2026	$547
2027	$547
2028	$547
2029	$547
2030	$547
Thereafter	$3,147

7.    ACCRUED LIABILITIES AND OTHER CURRENT LIABILITIES
Accrued liabilities and other current liabilities consisted of the following:

(in thousands)	2025	2024
Settlement liabilities	$—	$260
Accrued expenses	1,775	1,763
Accrued payroll	4,578	1,051
Supplier allowance	1,046	—
Sales returns and allowances	457	—
Accrued Merger transaction costs	3,000	—
Deferred revenue	1,119	29
Warranty liability - current portion	3,183	1,519
Financed insurance liability	1,303	—
Other	570	178
Accrued liabilities and other current liabilities	$17,031	$4,800
8.    DEBT
A reconciliation of debt is as follows:

	December 31,
(in thousands)	2025	2024
Debt, beginning of year	$68,363	$76,281
Debt issued during year	32,000	45,000
Paid-in-kind interest accrued during year	17,389	8,363
Fair value of convertible notes exchanged for preferred stock	—	(61,281)
Debt forgiven	(107,736)	—
Debt assumed	5,412	—
Debt, end of year	$15,429	$68,363

Pre-Merger Note Payable

Motiv had a Senior Secured Promissory Note (the “A&R Senior Note") through which it was provided loan advances at an interest rate of 20% per annum, compounded monthly, by MGMH. Prior to 2024, Motiv had amended and restated the A&R Senior Note to provide advances totaling $20.0 million. On January 25, 2024, March 1, 2024, April 5, 2024, May 30, 2024, and July 29, 2024, we further amended and restated the A&R Senior Note to provide for additional $5.0 million loan advances. On August 30, 2024 and November 22, 2024, we further amended and restated the A&R Senior Note to provide for additional $10.0 million loan advances, with the same interest rate of 20% per annum, compounded monthly. Total aggregated principal and compounded interest balance of the A&R Senior Note at December, 31 2024 was $68.4 million.

During the year ended December 31, 2025, we further amended and restated the A&R Senior Note to provide for an additional $22.0 million in loan advances. As of the closing of the Merger, the aggregate outstanding principal and accrued compounded interest related to the A&R Senior Note of $107.7 million was fully forgiven as part of the Merger transaction.
Credit Facilities

On December 15, 2025, Workhorse entered into a (i) Credit Agreement (Customer Orders) (the “Customer Order Credit Agreement”) and (ii) Credit Agreement (Cash Flow) (the “Cash Flow Credit Agreement” and together with the Customer Order Credit Agreement, the “Credit Agreements” and such transactions, collectively, the “Closing Debt Financing”), each by and among Workhorse, as borrower, certain subsidiaries of Workhorse, as guarantors, and MGMH as lender.

The Customer Order Credit Agreement provides Workhorse with up to $40.0 million to fund vehicle manufacturing in connection with Qualified Purchase Orders (as defined in the Customer Order Credit Agreement). Under the Customer Order Credit Agreement, a Qualified Purchase Order includes purchase orders entered into between Workhorse and/or one or more of its subsidiaries and a customer made on terms approved by MGMH or substantially similar to terms previously approved by MGMH pursuant to a master purchase agreement or other standard terms and conditions approved by MGMH. The amount of funds advanced by MGMH upon the receipt of an acceptable purchase order will be determined by MGMH but will not exceed 70% of the purchase price for the ordered vehicles without MGMH’s consent. The Cash Flow Credit Agreement provides Workhorse with a line of credit with borrowing capacity of up to $10.0 million to fund its working capital requirements, including costs related to the Merger, and its general corporate purposes.

Workhorse’s outstanding obligations under each Credit Agreement bear interest at a reference rate equal to the term Secured Overnight Financing Rate for a three-month tenor (“SOFR”) plus an applicable margin of 5.00%. If SOFR is unavailable pursuant to the terms of the Credit Agreements, the reference rate will be the prime rate of interest per annum last quoted by The Wall Street Journal, and the applicable margin will be 2.50% per annum. Workhorse’s obligations under the Credit Agreements mature on December 15, 2028. MGMH’s obligation to advance additional funds under the Cash Flow Credit Agreement will terminate and thereafter be at the discretion of MGMH upon the consummation of a PIPE (as defined in the Credit Agreements) to the extent such PIPE occurs prior to the maturity date of the Cash Flow Credit Agreement. Both Credit Agreements contain customary representations and warranties, affirmative and negative covenants, and events of default, and provide for customary acceleration and remedy rights for MGMH upon the occurrence of an event of default by Workhorse.

Workhorse’s obligations under the Credit Agreements are senior secured obligations of Workhorse, ranking senior to all other indebtedness and, subject to certain limitations, are unconditionally guaranteed by each of Workhorse’s subsidiaries, pursuant to the terms of the Credit Agreements and secured by substantially all of the assets of Workhorse and its subsidiaries pursuant to a certain Security Agreement (the “Security Agreement”). Payments under the Cash Flow Credit Agreement are effectively subordinated to payments under the Customer Order Credit Agreement pursuant to the waterfall in the Security Agreement.

As of December 31, 2025, we had no outstanding borrowings and remaining availability of $40.0 million under the Customer Order Credit Agreement, and we had $10.0 million in outstanding borrowings and no remaining availability under the Cash Flow Credit Agreement.

As of December 31, 2025, we were in compliance with the debt terms and associated covenants under the Customer Order Credit Agreement and the Cash Flow Credit Agreement.

Convertible Note

In connection with the Merger, we assumed an outstanding unsecured convertible note issued to MGMH, with an aggregate principal balance of $5.0 million (the “Convertible Note”). The Convertible Note is subordinated to the Closing Debt Financing. The Convertible Note bears interest at a rate of 8.0% per annum, subject to adjustment as set forth in the agreement, compounded quarterly and increasing the principal outstanding under the Convertible Note. The Convertible Note matures August 15, 2027. Following the Closing of the Merger, the Convertible Note will be automatically convertible into a number shares of Workhorse stock equal to the principal amount then outstanding divided by 90% of the price per share paid by investors in the Equity Financing.

On December 15, 2025, the parties to the Convertible Note entered into an Amended and Restated Convertible Note (the “A&R Note”) to make the obligations under the Convertible Note, as amended, unsecured obligations of Workhorse and each guarantor party thereto. As a result, the Convertible Note Security Agreement was terminated on the Closing Date. The Convertible Note Subsidiary Guaranty was amended and restated (the “A&R Convertible Note Subsidiary Guaranty”) to incorporate the termination of the Convertible Note Security Agreement.

The A&R Note was recognized at fair value on the Closing Date of the Merger in the amount of $5.3 million and $0.1 million of paid-in-kind interest accrued. The fair value was determined using scenario-based valuation approach that incorporated a discount rate of 8.9%, with a 30% probability assigned to an equity financing event occurring in December 2026 and a 70% probability that the note will be held to maturity in August 2027.

During the year ended December 31, 2025, there were no conversions of principal to Common Stock. As of December 31, 2025, the estimated fair value of the A&R Note was $5.3 million with $0.1 million of paid-in-kind interest accrued and the aggregate principal amount outstanding was $5.0 million.

The fair value of the A&R Note as of December 31, 2025 was estimated using a scenario-based valuation approach that incorporated a discount rate of 8.9%, with a 30% probability assigned to an equity financing event occurring in December 2026 and a 70% probability that the note will be held to maturity in August 2027.

As of December 31, 2025, we were in compliance with the debt terms and associated covenants under the A&R Note.
9.     LEASES
We have entered into various operating lease agreements for offices, manufacturing and warehouse facilities. We determine if an arrangement is a lease, or contains a lease, at inception and record the leases in our financial statements upon lease commencement, which is the date when the underlying asset is made available for our use by the lessor.
We have elected not to recognize in the Consolidated Balance Sheets leases with a lease term of 12 months or less at lease inception that do not contain a purchase option or renewal term provision we are reasonably certain to exercise. All other lease right-of-use assets (“ROU”) and lease liabilities are recognized based on the present value of lease payments over the lease term at commencement date. Because most of our leases do not provide an implicit rate of return, we used our incremental borrowing rate based on the information available at lease commencement date in determining the present value of lease payments.
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

In connection with the Merger, we recognized operating lease ROU assets of approximately $21.7 million and corresponding operating lease liabilities of approximately $22.1 million, consisting of $3.0 million classified as current and $19.1 million classified as noncurrent, related to acquired leases from Workhorse. The leases primarily relate to offices, manufacturing and warehouse facilities. The lease liabilities were measured at the present value of the remaining lease payments as of the merger date using an appropriate incremental borrowing rate. The ROU assets were initially measured at an amount equal to the lease liabilities, adjusted for any prepaid or accrued lease payments and any favorable or unfavorable lease terms identified as of the acquisition date. Subsequent to the Merger, these leases are accounted for in accordance with ASC 842 and are included in our consolidated lease disclosures.

We assess the carrying value of our ROU assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. Such indicators may include, but are not limited to, significant underperformance relative to historical or projected future operating results, changes in the business climate or legal factors, and changes in the expected use of the leased asset. The assessment of whether a ROU asset is impaired involves management's judgment, including considerations of future cash flows, market conditions, and other relevant factors.
If impairment indicators are identified, we estimate the future cash flows expected to result from the use and eventual disposition of the leased asset. These estimates consider factors such as anticipated future operating results, market conditions, and other relevant factors. If the sum of the expected future cash flows is less than the carrying amount of the ROU asset, an impairment loss is recognized for the difference between the carrying amount and the fair value of the ROU asset. The fair value is determined based on various valuation techniques, including discounted cash flow analysis, market comparable transactions, and other appropriate methods.
Impairment losses are recognized in the Consolidated Statements of Operations. We determine the level at which the impairment loss is recognized based on whether we expect to retain or dispose of the ROU asset. If we expect to retain the ROU asset, the impairment loss is recognized as an adjustment to the carrying amount of the ROU asset, with a corresponding adjustment to accumulated depreciation and amortization. If we expect to dispose of the ROU asset, the impairment loss is recognized in Selling, general and administrative expense in the Consolidated Statements of Operations. During the years ended December 31, 2025 and 2024, we did not identify any indicators of impairment, and no impairment losses were recognized during the periods.

The components of lease expense are as follows in our Consolidated Statements of Operations:

	Years Ended December 31,
(in thousands)	2025	2024
Short-term lease expense	$59	$139
Operating lease expense	1,344	786
Total lease expense	$1,403	$926
Lease right-of-use assets consisted of the following:

	December 31,
(in thousands)	2025	2024
Operating lease right-of-use assets	$21,872	$974
Lease liabilities consisted of the following:

	December 31,
(in thousands)	2025	2024
Current portion operating lease liabilities	$3,616	$888
Long-term operating lease liabilities	18,777	86
Operating lease liabilities	$22,393	$974
Other information related to leases is as follows:

	As of December 31,
	2025	2024
Weighted-average remaining lease term
Operating leases	16.31 years	1.11 years
Weighted-average interest rate
Operating leases	12.4%	12.5%

Supplemental cash flow information related to leases where we are the lessee is as follows:

	Years Ended December 31,
(in thousands)	2025	2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows from operating leases	$949	$1,055

As of December 31, 2025, the maturities of our operating lease liabilities (excluding short-term leases) are as follows:

(in thousands)	Operating Leases
2026	$3,669
2027	3,506
2028	3,486
2029	3,349
2030	2,440
Thereafter	44,580
Total minimum lease payments	61,030
Less: Interest	38,637
Present value of lease obligations	22,393
Less: Current portion	3,616
Long-term portion of lease obligations	$18,777

10.    INCOME TAXES
During the years ended December 31, 2025 and 2024, we had taxable losses primarily due to operations and thus no current federal tax expense was recorded. We continue to record a valuation allowance against our net deferred tax assets as of December 31, 2025.
The U.S. components of loss before income taxes and reconciles the statutory federal income tax rate to the provision for income taxes:

	Years Ended December 31,
(in thousands)	2025	2024
Current:
Federal	$—	$—
State and Local	4	1
Total Current	4	1
Deferred:
Federal	—	—
State and Local	—	—
Total Deferred	—	—
Total provision of income taxes	$4	$1

The table below provides the updated requirements of ASU 2023-09 for 2025. See Note 13 - New Accounting Standards for additional details on the adoption of ASU 2023-09.

The reconciliation of taxes at the federal statutory rate to our provision for income taxes was as follows (in thousands, except percentages):

	Year Ended December 31, 2025
	$	%
Federal tax benefit at statutory rates	$(13,457)	21.0%
State and local tax at statutory rates	(2,315)	3.6%
Tax Credits:
Research and development tax credits	5,105	(8.0)%
Non-taxable or non-deductible items:
Related party interest	3,648	(5.7)%
Stock-based compensation deductions	82	(0.1)%
Fair value adjustment on convertible debt	28	—%
Non-deductible expenses	160	(0.3)%
Other temporary DTA differences	118	(0.2)%
Federal net operating loss adjustment	18,069	(28.2)%
Change in valuation allowance	(11,434)	17.9%
Total tax expense	$4	—%

As previously disclosed for the year ended December 31, 2024, prior to the adoption of ASU 2023-09, the effective income tax rate differs from the statutory federal income tax rate as follows (in thousands):

Year Ended December 31,
2024
Statutory federal income tax rate	$(10,833)
State income taxes, net of federal tax benefits	(2,895)
Foreign income taxes	(41)
Valuation allowance	11,545
Stock-based compensation	83
Non-deductible interest	2,152
Non-deductible expenses	19
Foreign rate differential	57
Other	(86)
Tax provision	$1

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. When realization of the deferred tax asset is more likely than not to occur, the benefit related to the deductible temporary differences attributable to operations is recognized as a reduction of income tax expense. As of each reporting date, management considers new evidence, both positive and negative, that could affect its view of the future realization of deferred tax assets. As of December 31, 2025 and 2024, our ability to realize our net deferred tax asset is not more likely than not to occur and the valuation allowance reduces the net deferred tax asset to zero.

Significant components of our deferred tax assets and liabilities are as follows:

	December 31
(in thousands)	2025	2024
Deferred Tax Assets (Liabilities):
Accrued expenses and reserves	$1,490	$479
Warranty reserve	2,574	817
Inventory reserve	4,757	1,737
Equity compensation	—	37
Property, plant and equipment	(3,471)	(12)
Intangible assets	(2,110)	—
Research and experimental costs	11,792	6,236
Charitable contributions	20	—
Lease right-of-use assets	(4,616)	(291)
Lease liability	4,728	291
Deferred revenue	177	237
Transaction costs	1,400	—
State deferred taxes	(1,497)	(4,207)
Net operating loss carryforward	178,992	58,066
Total Deferred Tax Assets	194,236	63,390
Valuation Allowance	(194,236)	(63,390)
Total Deferred Tax Assets, net of valuation allowance	$—	$—

As of December 31, 2025 and 2024, we had $4.2 million and $4.2 million, respectively, of federal net operating loss (“NOL”) carryforward deferred tax assets which expire through 2038 and approximately $22.1 million and $19.2 million, respectively, of state and local NOL carryforward deferred tax assets which expire through 2045. Additionally, as of December 31, 2025 and 2024, we had approximately $152.7 million and $34.7 million, respectively, of federal NOL deferred tax assets that carryforward indefinitely. The NOL carryforwards may be limited in certain circumstances, including ownership changes.

Under the provisions of the Internal Revenue Code, the net operating loss and tax credit carryforwards are subject to review and possible adjustment by the Internal Revenue Service and state tax authorities. Certain tax attributes are subject to an annual limitation as a result of certain cumulative changes in ownership interest of significant shareholders which could constitute a change of ownership as defined under Internal Revenue Code Section 382. We completed a full analysis of historical ownership changes and determined that a portion of the NOLs to-date have a limitation on future deductibility. As of 12/15/25, the company had $86.0 million of federal net operating losses that were incurred prior to 2018. $81.6 million of this amount will be unable to offset future taxable income and should be considered lost and have been removed from deferred tax assets, due to estimated federal annual limited utilization amount of $0.4 million.

The following table presents a reconciliation of unrecognized tax benefits:

(in thousands)	2025	2024
Unrecognized tax benefits - January 1	$805	$805
Gross increases - tax positions in prior period	—	—
Gross decreases - tax positions in prior period	(805)	—
Gross increases - tax positions in current period	—	—
Settlement	—	—
Lapse of statute of limitations	—	—
Unrecognized tax benefits - December 31	$—	$805

We will not recognize interest and penalties related to uncertain tax positions in income tax expense. As of December 31, 2025, due to ownership change and the 382 limitation on the credit carryovers, no amounts of interest and penalties have been recognized in the Consolidated Statements of Operations.

We file income tax returns in the U.S. federal jurisdiction, various state jurisdictions and local jurisdictions. Generally, our 2022 through 2025 tax years remain open and subject to examination by federal, state and local taxing authorities. However, federal, state, and local net operating losses from 2009 through 2025 are subject to review by taxing authorities in the year utilized.
11.    FAIR VALUE MEASUREMENTS
We estimate the fair value of the A&R Note using commonly accepted valuation methodologies upon acquisition and at each reporting date, with changes in fair value recognized in the consolidated statements of operations. Considerable judgment was required in interpreting market data to develop the estimates of fair value. Accordingly, our estimates are not necessarily indicative of the amounts that we, or holders of the instruments, could realize in a current market exchange. Significant assumptions used in the fair value model for convertible debt included estimates of the redemption dates, discount rates, and the market price of the Company’s Common Stock. The use of different assumptions and/or estimation methodologies could have a material effect on the estimated fair values.
The rights liability is measured at fair value upon acquisition and at each reporting date, with changes in fair value recognized in the consolidated statements of operations. The fair value of the rights liability is determined using the quoted market price of the Company’s Common Stock as of the measurement date. Because the valuation is based on unadjusted quoted prices for the Company’s Common Stock in an active market, the rights liability is classified within Level 1 of the fair value hierarchy. Changes in the fair value of the rights liability are primarily driven by fluctuations in the Company’s stock price.
In connection with the Merger on December 15, 2025, we measured the identifiable assets acquired and liabilities assumed at fair value in accordance to ASC 820-10. The fair value of property and equipment and inventory acquired were measured using the cost and market approaches and considered them to be Level 2 measurements as observable inputs from comparable sales were used. The fair value of identifiable intangible assets, including trade name, proprietary technology, and customer relationships, was determined using income-based valuation approaches that incorporate significant unobservable inputs and are therefore classified within Level 3 of the fair value hierarchy. Trade name and proprietary technology were valued using the relief-from-royalty method with the following significant assumptions used: royalty rate of 0.5%, discount rate of 30%, and remaining economic life of 5 years (proprietary technology) and indefinite life (trade name). Customer relationships were valued using the multi-period excess earnings method with the following significant assumptions used: customer attrition rate of 5%, discount rate of 25%, and remaining economic life of 25 years. The fair value of debt assumed in the Merger was estimated using scenario-based valuation approach. See discussion of assumptions used in determining the fair value of debt as of the Merger date in Note 8, Debt.
The fair values of working capital items, including cash, accounts receivable, accounts payable, and accrued expenses, approximated their carrying values at the acquisition date due to their short-term nature. See discussion of the fair value of right-of-use assets acquired and operating lease liabilities assumed in Note 9, Leases. These items are not presented in the table below.

The following table presents the estimated fair values:

	December 31, 2025				December 31, 2024
(in thousands)	Fair Value	Level 1	Level 2	Level 3	Fair Value	Level 1	Level 2	Level 3
A&R note	$5,279	$—	$—	$5,279	$—	$—	$—	$—
Stock rights liability	$6,074	$6,074	$—	$—	$—	$—	$—	$—

	December 15, 2025				December 31, 2024
(in thousands)	Fair Value	Level 1	Level 2	Level 3	Fair Value	Level 1	Level 2	Level 3
Assets acquired and liabilities assumed from the Merger:
Property and equipment	$21,386	$—	$21,386	$—	$—	$—	$—	$—
Inventory	$24,642	$—	$24,642	$—	$—	$—	$—	$—
Intangible assets	$10,200	$—	$—	$10,200	$—	$—	$—	$—
A&R note	$5,279	$—	$—	$5,279	$—	$—	$—	$—
Stock rights liability	$7,112	$7,112	$—	$—	$—	$—	$—	$—

The following table presents a roll-forward of the fair value of the convertible notes payable that will continue to be measured at fair value on a recurring basis for which fair value is determined based on significant inputs not observable in the market, which represents a Level 3 measurement within the fair value hierarchy as of December 31, 2025.

(in thousands)	A&R Note
Balance as of December 31, 2024	$—
Fair value assumed in Merger	5,279
Balance as of December 31, 2025	$5,279

As of December 31, 2025, there have been no changes in the valuation methodologies or classification of our fair value measurements. We continue to utilize consistent approaches in determining the fair value of assets and liabilities categorized within these levels, in accordance with ASC 820.
12.    STOCK-BASED COMPENSATION

Incentive Stock Plans

Motiv adopted a Stock Plan in 2010 and an Equity Incentive Plan in 2020, which provided for the grant of equity awards to its employees, outside directors and consultants, including stock options, rights to purchase restricted stock and units of Motiv common stock. Up to 38,189,962 shares of Motiv common stock may be issued pursuant to awards granted under the Stock Plan. The Stock Plan was administered by our Board of Directors and expired ten years after adoption, unless terminated earlier or extended by the Board. Options may be granted at an exercise price per share of not less than 100% of the fair value at the date of grant. If an incentive stock option was granted to a stockholder holding 10% of the Company’s outstanding capitalization, then the purchase or exercise price per share must not be less than 110% of the fair market value per share of common stock on the grant date. Options granted were exercisable over a maximum term of 10 years from the date of grant and generally vest over a period of four years. Upon exercise, we issued common stock from authorized shares.

On June 14, 2024, our 2020 Equity Incentive Plan was amended to increase the maximum number of shares of common stock that may be issued or subject to stock options issued under the Plan to a new aggregate total of 20,486,031 shares of common stock (which 18,323,996 shares of common stock of the unallocated portion of the Plan represented approximately 24.5% of the fully diluted post-closing capitalization of the Company).

As of December 15, 2025, the expiration date of all outstanding Motiv stock options were amended to be the Merger date. There have been no replacement awards issued, and this amendment was treated as a settlement for no consideration and all remaining unrecognized compensation cost was accelerated, totaling $0.4 million. There were no Motiv stock options outstanding as of December 31, 2025.

All pre-Merger Workhorse stock-based compensation awards were settled at the Merger date, under the change in control provisions for those awards. As of the Merger date, there were no Workhorse stock-based compensation awards assumed, and there were no Workhorse stock-based compensation awards outstanding as of December 31, 2025.

Stock-Based Compensation Expense

Total stock-based compensation expense for employees and non-employees recognized in the Consolidated Statements of Operations was as follows:

	Years Ended December 31,
(in thousands)	2025	2024
Cost of sales	$15	$32
Selling, general and administrative	578	348
Research and development	85	174
Total stock-based compensation expense	$678	$554
Stock Options
During 2025, activity for stock options was as follows:

($ in thousands)	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding as of January 1, 2025	19,206,948	$0.11	9.4 years	$956
Granted	792,857	0.06
Exercised	(291,486)	0.06
Cancelled and/or forfeited	(5,885,220)	0.12
Expired	(401,354)	0.48
Amended	(13,421,745)	0.09
Outstanding as of December 31, 2025	—	$—	0 years	$—
Options exercisable as of December 31, 2025	—	$—	0 years	$—
Options expected to vest after December 31, 2025	—	$—	0 years	$—
As of December 31, 2025, there was no unrecognized compensation expense for unvested options.

Stock options granted to employees, outside consultants and non-employees from our Stock Plan generally had a four-year vesting period and expire in ten years. The fair value of options granted was approximately $0.06 per share for each of the years ended December 31, 2025 and 2024.

The stock options were valued using the Black-Scholes option valuation model which requires the use of highly subjective assumptions to determine the fair value of stock-based awards. The assumptions used in our option-pricing model represent management’s best estimates. These estimates were complex, involve a number of variables, uncertainties and assumptions and the application of management’s judgment. The assumptions and estimates that we used in the Black-Scholes model were as follows:

	Years Ended December 31,
	2025	2024
Expected term (years)	5.27 - 6.08	5.27 - 6.08
Risk free interest rate	4.67%	4.67%
Expected volatility	70%	70%
Annual dividend yield	—%	—%

Fair Value of Common Stock. The estimated fair value of the common stock underlying our stock options was determined at each grant date. All options to purchase shares of our common stock were intended to be exercisable at a price per share not less than the per-share fair value of the Company’s common stock underlying those options on the date of grant. In the absence of a public trading market for Motiv common stock pre-Merger, on each grant date, we developed an estimate of the fair value of our common stock based on the information known to us on the date of grant, upon a review of any recent events and their potential impact on the estimated fair value per share of the common stock and in part on input from an independent third-party valuation. Accordingly, the fair value of common stock used for grants was $0.06 per share for grants in 2025 and 2024, respectively.

Risk-Free Interest Rate. The risk-free interest rate assumption for options granted was based upon observed interest rates on the United States government securities appropriate for the expected term of our employee stock options.

Expected Term. The expected term represented the period that tour stock-based awards were expected to be outstanding. Because of the limitations on the sale or transfer of Motiv common stock as a privately held company pre-Merger, we did not believe our historical exercise pattern was indicative of the pattern we would experience as a publicly traded company. We consequently used the Staff Accounting Bulletin 110, or SAB 110, simplified method to calculate the expected term, which was the average of the contractual term and vesting period.

Volatility. We determined the expected volatility assumption for options granted using the historical volatility of comparable public companies' common stock.

Dividend Yield. The dividend yield assumption for options granted was based on our history and expectation of dividend payouts. We have never declared or paid any cash dividends on our common stock, and we did not anticipate paying any cash dividends in the foreseeable future, and therefore we used an expected dividend yield of zero.

13.    NEW ACCOUNTING STANDARDS
Adoption of New Accounting Standards
ASC 280, Segment Reporting. We operate as a single reporting segment under ASC 280, which encompasses the design, manufacture, and distribution of all-electric vehicles as an Original Equipment Manufacturers (OEMs).The Chief Executive Officer (CEO), as the Company’s Chief Operating Decision Maker (CODM), evaluates financial performance and allocates resources based on consolidated financial information, including total revenues, operating income, and profitability for the business as a whole. As such, segment information has been presented at the consolidated level, as there are no additional reportable segments in the context of ASC 280.
Accounting Standards Update ("ASU") 2023-09, Improvements to Income Tax Disclosures. On December 14, 2023, the FASB issued ASU No. 2023-09, Improvements to Income Tax Disclosures ("ASU 2023-09"). ASU 2023-09 amends ASC 740, Income Taxes to expand income tax disclosures and requires that we disclose (i) the income tax rate reconciliation using both percentages and reporting currency amounts; (ii) specific categories within the income tax rate reconciliation; (iii) additional information for reconciling items that meet a quantitative threshold; (iv) the composition of state and local income taxes by jurisdiction; and (v) the amount of income taxes paid disaggregated by jurisdiction. We early adopted ASU 2023-09 for the year ended December 31, 2025 on a prospective basis. See Note 10, Income Taxes for additional information.
Accounting Standards Issued But Not Yet Adopted
ASU 2024-03, Disaggregation of Income Statement Expenses. In November 2024, the FASB issued ASU 2024-03, Disaggregation of Income Statement Expenses, an update that improves income statement expense disclosure requirements. Under ASU 2024-03, issuers will be required to incorporate new tabular disclosures disaggregating prescribed expense categories within relevant income statement captions in the notes to their financial statements. These categories include purchases of inventory, employee compensation, depreciation and intangible asset amortization. The amendments are effective for fiscal years beginning after December 15, 2026 and should be applied prospectively. The adoption of ASU 2024-03 will require us to provide additional disclosures related to certain income statement expenses, but otherwise will not materially impact our Consolidated Financial Statements.
All other ASUs issued but not yet adopted were assessed and determined to be not applicable or are not expected to have a material impact on our Consolidated Financial Statements or financial statement disclosures.

14.    STOCKHOLDERS' EQUITY
Rights

On December 15, 2025, in connection with the Merger Agreement, we issued rights to acquire 1,193,364 shares of Workhorse Common Stock (the "Rights") in exchange for the cancellation of pre-merger debt. The Rights are subject to the so-called "baby-shelf" rules under Form S-3 and as such, we expect the Rights to be converted during 2026 as allowable. See Note 11, Fair Value Measurement, for more information on the fair value of the Rights.

Pre-Merger Motiv Stock

Common Stock

Pre-Merger, Motiv had authorized 82,520,000 shares of common stock, at a par value of $0.001 per share. There were 0 and 9,328,417 shares of Motiv common stock issued and outstanding at December 31, 2025 and 2024, respectively.

Preferred Stock

Voting

The holder of each share of preferred stock was entitled to one vote for each share of common stock into which such preferred stock could then be converted and, with respect to such vote, such holder had full voting rights and powers equal to the voting rights and powers of the holders of Motiv common stock and was entitled to notice of any stockholders’ meeting in accordance with Motiv's bylaws. The holders of shares of Series A preferred stock & common stock were entitled to elect three of the Motiv directors each. In addition, one independent director was designated by mutual agreement of the other members of the Board. Motiv had a total of seven director positions pre-Merger.

Conversion

Each share of Preferred Stock was convertible, at the option of the holder thereof, at any time and from time to time, and without the payment of additional consideration by the holder thereof, into such number of fully paid and non-assessable shares of Motiv common stock as was determined by dividing the applicable Original Issue Price by the applicable Conversion Price in effect at the time of conversion.

The “Conversion Price” of the Series A Preferred Stock was initially equal to the Original Issue Price. The applicable Conversion Price, and the rate at which shares of Preferred Stock could be converted into shares of Motiv common stock, were subject to adjustment.

The conversion price of the convertible preferred stock was initially set at an amount equal to the issue price. The preferred stock conversion price was subject to adjustment for stock dividends, stock splits, recapitalization and upon the occurrence of certain triggering events related to anti-dilution protection rights. In the event that a future preferred stock financing had occurred at a price lower than the last preferred financing round, the conversion ratios of the existing preferred stock were changed to protect the ownership position of existing investors.

Redemption

Pre-Merger, Motiv was required to redeem its Series A preferred stock in the case of a deemed liquidation event which includes (a) a merger or consolidation in which: (i) Motiv was a constituent party, or (ii) a subsidiary of Motiv was a constituent party and Motiv issued shares of its capital stock pursuant to such merger or consolidation; except any such merger or consolidation involving Motiv or a subsidiary in which the shares of capital stock of Motiv outstanding immediately prior to such merger or consolidation continued to represent, or were converted into or exchanged for shares of capital stock that represent, immediately following such merger or consolidation, at least a majority, by voting power, of the capital stock of (1) the surviving or resulting corporation; or (2) if the surviving or resulting corporation was a wholly owned subsidiary of another corporation immediately following such merger or consolidation, the parent corporation of such surviving or resulting corporation; or (b) (i) the sale, lease, transfer, exclusive license or other disposition, in a single transaction or series of related transactions, by Motiv or any subsidiary of Motiv of all or substantially all of the assets of Motiv and its subsidiaries taken as a whole, or (ii) the sale or disposition (whether by merger, consolidation or otherwise, and whether in a single transaction or a series of related transactions) of one or more subsidiaries of Motiv if substantially all of the assets of Motiv and its subsidiaries taken as a whole are held by such subsidiary or subsidiaries, except where such sale, lease, transfer, exclusive license or other disposition was to a wholly owned subsidiary of Motiv. However, in such an event all classes of shareholders would be entitled to receive the same type of consideration. Consequently, Series A preferred was classified as permanent equity on our Consolidated Balance Sheet. There were no dividends declared on Series A preferred shares.

As of December 31, 2024 and 2023, Motiv had the following series of convertible preferred stock authorized and outstanding.

Series C-3 convertible preferred stock – 21,410,000 shares authorized; 0 and 18,060,201 shares issued and outstanding as of December 31, 2024 and 2023, respectively
Series C-2 convertible preferred stock – 4,771,156 shares authorized; 0 and 4,771,156 shares issued and outstanding as of December 31, 2024 and 2023, respectively
Series C-1 convertible preferred stock – 2,861,739 shares authorized; 0 and 2,861,739 shares issued and outstanding as of December 31, 2024 and 2023, respectively
Series B convertible preferred stock – 13,000,000 shares authorized; 0 and 13,000,000 shares issued and outstanding as of December 31, 2024 and 2023, respectively
Series A-2 convertible preferred stock – 37,482,042 shares authorized; 0 and 37,482,042 shares issued and outstanding as of December 31, 2024 and 2023, respectively
Series A-1 convertible preferred stock – 9,187,014 shares authorized; 0 and 9,187,014 shares issued and outstanding as of December 31, 2024 and 2023, respectively

On June 14, 2024, Motiv and certain holders of its Series A-1 and A-2 redeemable convertible preferred stock (“Series A”), Series B redeemable convertible preferred stock (“Series B”), and Series C-1, C-2, and C-3 redeemable convertible preferred stock (“Series C”) agreed to convert their securities into shares of the Motiv’s common stock, par value $0.001 per share (collectively, the “Equity Conversion”). Such conversions were accomplished pursuant to a stockholder resolution approving the Equity Conversion. Shares of Series A, Series B, and Series C preferred stock were converted based on conversion rates of 1 share of common stock (pre-split) per one share of Series A, Series B, and Series C preferred stock, respectively. All outstanding shares of Series A (46,669,056 shares), Series B (13,000,000 shares), and Series C (25,693,096 shares) preferred stock were converted and a total of 8,536,215 shares of common stock were issued in connection with the Equity Conversion.

On October 4, 2024, Motiv issued 223,214 shares of Series A Preferred Stock at a conversion price of $1.12 per share to an existing common stock holder. As of December 31, 2025 and 2024, there were 0 shares and 44,866,071 shares of Series A Preferred Stock issued and outstanding, respectively.

All pre-Merger Motiv common and preferred stock were cancelled on the Merger date as a result of the Merger transaction.

Post-Merger Workhorse Stock
Common Stock
Workhorse has one class of Common Stock, par value $0.001 per share. Each share of Workhorse Common Stock is entitled to one vote on all matters submitted to stockholders. There were 9,699,858 shares of Workhorse Common Stock issued and outstanding at December 31, 2025.
Preferred Stock
Workhorse has authorized 75,000,000 million shares of Series A Preferred Stock, par value 0.001 per share. Our certificate of incorporation provides that shares of preferred stock may be issued from time to time in one or more series. Our Board of Directors is authorized to fix the voting rights, if any, designations, powers, preferences, qualification, limitations and restrictions thereof, applicable to the shares of preferred stock. As of December 31, 2025, there were 0 shares of Series A Preferred Stock issued and outstanding.
15.    RELATED PARTIES

We have evaluated our transactions for related party involvement in accordance with applicable accounting standards and SEC regulations.

Pre-Merger Sale Leaseback

On August 15, 2025, in connection with the sale and leaseback transaction described herein (the “Sale Leaseback”), a subsidiary of Workhorse, Workhorse Motor Works Inc, entered into a Purchase and Sale Agreement (the “Purchase and Sale Agreement”) with an affiliate of the MGMH (the “Property Purchaser”) for the sale of its Union City, Indiana manufacturing facility and campus (the “Property”), excluding any equipment and any fixtures solely used in the production of vehicles, to the Property Purchaser for a purchase price, before fees and expenses, of $20.0 million.

Pursuant to the Purchase and Sale Agreement, Workhorse and the Property Purchaser entered into a Lease at closing (the “Lease”), pursuant to which Workhorse agrees to lease the Property from the Property Purchaser for an initial term of 20 years. Workhorse will have the option to renew the Lease for six additional 5-year renewal terms, subject to the terms of the Lease.

After the conclusion of the six-month abatement period, Workhorse will pay base annual rent of $2.1 million for the Property, subject to an annual increase of 3% during the initial term of the Lease and certain additional increases during any renewal term. In addition to rent, Workhorse will be responsible for all costs and expenses related to the Property, including, without limitation, all costs and expenses for maintenance, operation, repair and replacement of buildings and improvements, utility charges, insurance premiums and real estate taxes and assessments; provided, that Workhorse is not obligated to make any capital replacements or repairs during the last year of the lease term.

During the period from the Merger date to December 31, 2025, Workhorse made no rent payments to MGMH related to the Union City lease.

Credit Facilities and Convertible Note

On December 15, 2025, the Company entered into credit arrangements with MGMH, a controlling stockholder of the Company, and therefore a related party. The arrangements consist of (i) a customer order–based credit facility with total commitments of up to $40.0 million and (ii) a revolving credit facility with total commitments of up to $10.0 million (collectively, the “Related-Party Credit Facilities”). Additional information regarding the interest rates, maturities, collateral, covenants, and other significant terms is included in Note 8 - Debt. As of December 31, 2025, the Company had no outstanding borrowings and remaining availability of $40.0 million under the Customer Order Credit Agreement, and the Company had $10.0 million in outstanding borrowings and no remaining availability under the Cash Flow Credit Agreement. For the year ended December 31, 2025, the Company recognized $37.9 thousand of interest expense and no interest payments were made to MGMH related to the Related-Party Credit Facilities.

On August 15, 2025, the Company entered into a Convertible Note agreement (the “Convertible Note”) with MGMH in connection with the execution of the Merger. As part of the Merger, the Company assumed a convertible note issued to MGMH, a controlling stockholder of the Company, with an aggregate original principal amount of $5.0 million. Additional information regarding the interest rates, maturity date, collateral, covenants, and other significant terms is included in Note 8 - Debt. As of December 31, 2025, the estimated fair value of the Convertible Note was $5.3 million. For the year ended December 31, 2025, the Company recognized $17.0 thousand of interest expense and no interest payments were made to MGMH related to the Convertible Note.

On December 15, 2025, the parties to the Convertible Note entered into an Amended and Restated Convertible Note to make the obligations under the Convertible Note, as amended, unsecured obligations of Workhorse and each guarantor party thereto. As a result, the Convertible Note Security Agreement was terminated on the Closing Date. The Convertible Note Subsidiary Guaranty was amended and restated (the “A&R Convertible Note Subsidiary Guaranty”) to incorporate the termination of the Convertible Note Security Agreement.

The Related-Party Credit Facilities and the Convertible Note were entered into in the ordinary course of business, and the Company believes the terms are no less favorable than those that could have been obtained from unaffiliated third parties at the time the agreements were executed.
16.    COMMITMENTS AND CONTINGENCIES

General Matters

We are party to various negotiations and legal proceedings arising in the normal course of business. We provide reserves for these matters when a loss is probable and reasonably estimable. We do not disclose a range of potential loss because the likelihood of such a loss is remote. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on our financial position, results of operations, cash flows or liquidity.

Legal Proceedings

On April 19, 2024, Coulomb Solutions Inc. (“CSI”), a supplier to the Company of certain of the batteries used in its vehicles, filed a complaint against the Company in United States District Court for the Eastern District of Michigan (Case No. 2:24-cv-11048). In its complaint, CSI asserts two claims – a breach of contract claim and an alternative unjust enrichment claim – that are both based upon Workhorse’s alleged failure to pay amounts due under several invoices. CSI seeks to recover damages in excess of $4.0 million, including alleged past due amounts, interest, and collection costs. As of December 31, 2025, the Company has accrued $1.0 million in connection with this dispute along with the outstanding trade amounts.

On November 6, 2025, CMD Global Partners (USA), LLC ("CMD"), filed a complaint against the Company in the United States District Court for the Southern District of New York (Case No. 1:25-cv-09298). In its complaint, CMD seeks to recover success fees pursuant to a signed engagement letter for investment banking services for the Workhorse Aero divestiture transaction. The amount sought is $0.7 million plus attorney's fees and costs. The Company has accrued $0.7 million in connection with this dispute.

17.    SUBSEQUENT EVENTS

We have evaluated subsequent events through March 31, 2026, the date these financial statements were issued.

We issued 250,000 and 500,000 shares of Common Stock on January 22, 2026 and March 10, 2026, respectively, to the 2024 Note Holder upon conversion of a portion of the stock Rights liability recognized in connection with the Merger. Following these issuances, 443,364 shares remain issuable under the stock Rights liability.

Further, in March 2026, we borrowed $5.0 million under the Customer Order Credit Agreement. As of the filing date, there is remaining availability of $35.0 million under the Customer Order Credit Agreement.

Lastly, on March 30, 2026, we announced a purchase order for 100 fully-electric step vans from Purolator, a leading Canadian integrated freight, package and logistics solutions provider.

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
Based upon this evaluation, our Chief Executive officer and Chief Financial Officer have concluded that, as of December 31, 2025, our disclosure controls and procedures were not effective as of such date due to material weaknesses in internal control over financial reporting, as described below.
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

Under the supervision and with the participation of management, including Workhorse’s Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of internal control over financial reporting as of December 31, 2025, based on the criteria set forth in Internal Control – Integrated Framework (2013) (the “Framework”) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this evaluation, we have concluded that our internal control over financial reporting was not effective as of December 31, 2025 due to the material weakness described below.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

Nature of the Material Weakness

The Company did not maintain sufficient accounting and finance personnel with the appropriate level of experience and technical expertise to consistently execute and maintain effective internal controls over financial reporting, including controls related to:

•The preparation and review of complex accounting estimates and judgments,
•The timely performance of management review controls, and
•The execution of controls designed to ensure the completeness and accuracy of account reconciliations and financial statement disclosures.

While management has designed appropriate internal controls to address the risks of material misstatement in these areas, the Company lacked adequate personnel resources during the period to execute these controls at a level of precision and consistency necessary to prevent or detect material misstatements on a timely basis.

This material weakness did not result in a material misstatement of the Company’s consolidated financial statements for the year ended December 31, 2025. However, the material weakness creates a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements could occur and not be prevented or detected on a timely basis.

Remediation Plan

Management is committed to remediating the identified material weakness and has begun implementing the following measures:

•Hiring additional accounting and finance personnel with relevant public company reporting and technical accounting experience;
•Expanding the use of third-party technical accounting and financial reporting advisors to supplement internal resources during peak reporting periods;
•Enhancing documentation and execution standards for key management review controls; and
•Reallocating responsibilities among existing personnel to better align experience levels with control complexity.

Management believes these actions, when fully implemented and operating effectively, will remediate the material weakness. However, the material weakness cannot be considered remediated until the applicable controls have operated for a sufficient period of time and management has concluded, through testing, that the controls are operating effectively. Consequently, our internal control over financial reporting was not effective as of December 31, 2025.
Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Unless and until the material weakness is remediated, or if new material weaknesses arise in the future, material misstatements could occur and go undetected in our interim or annual Consolidated Financial Statements, and we may be required to restate our financial statements. In addition, we may experience delays in satisfying our reporting obligations or to comply with Securities and Exchange Commission rules and regulations, which could result in, among other things, regulatory or enforcement actions, securities litigation, limitations on our ability to access capital markets, debt rating agency downgrades or rating withdrawals, or loss in confidence of our investors, any one of which could adversely affect the valuation of our Common Stock and our business prospects. We can give no assurance that the measures we have taken and plan to take in the future will remediate the material weaknesses identified or that any additional material weaknesses will not arise in the future due to a failure to implement and maintain adequate internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
During the fiscal quarter ended December 31, 2025, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement".

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this Item 10 of Form 10-K will be included in our 2026 Proxy Statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for our 2026 Annual Meeting of Stockholders and is incorporated herein by reference. The 2026 Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.
ITEM 11. EXECUTIVE COMPENSATION
The information required by this Item 11 of Form 10-K will be included in our 2026 Proxy Statement and is incorporated herein by reference.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this Item 12 of Form 10-K will be included in our 2026 Proxy Statement and is incorporated herein by reference.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
The information required by this Item 13 of Form 10-K will be included in our 2026 Proxy Statement and is incorporated herein by reference.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this Item 14 of Form 10-K will be included in our 2026 Proxy Statement and is incorporated herein by reference.

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
		8-K	8/15/2025
3.1	Certificate of Designation for Series A Preferred Stock	8-K	1/4/2010
3.2	Certificate of Change	8-K	5/25/2010
3.3	Certificate of Correction	8-K	5/25/2010
3.4	Articles of Merger	8-K	5/25/2010
3.5	Certificate of Correction (Articles of Merger)	8-K	5/25/2010
3.6	Certificate of Amendment to the Certificate of Incorporation	8-K	9/10/2010
3.7	Certificate of Incorporation	SB-2	2/4/2008
3.8	Articles of Merger between AMP Holding Inc. and Workhorse Group Inc.	8-K	4/16/2015
3.9	Certificate of Change filed December 9, 2015	8-K	12/10/2015
3.10	Certificate of Amendment to the Certificate of Incorporation dated August 8, 2017	10-Q	8/9/2017
3.11	Certificate of Amendment to the Certificate of Incorporation dated May 3, 2019	10-Q	5/7/2019
3.12	Certificate of Designation of Series B Preferred Stock	8-K	6/6/2019
3.13	First Amended and Restated Bylaws of Workhorse Group Inc.	8-K	4/4/2022
3.14	Certificate of Amendment to the Company’s Articles of Incorporation	8-K	9/6/2023
3.15	Third Amended and Restated Bylaws	8-K	12/15/2025
4.1	Description of Securities Registered under Section 12 of the Securities Exchange Act of 1934	†
4.2	Indenture, dated December 27, 2023, by and between Workhorse Group Inc. and U.S. Bank, National Association	8-K	12/28/2023
10.1	Director Agreement by and between Workhorse Group Inc. and Raymond Chess dated October 24, 2013	8-K	10/30/2013
10.2	Form of Indemnification Agreement	10-K	3/1/2021
10.3	Amended and Restated Subordinated Convertible Note, dated December 15, 2025	8-K	12/15/2025
10.4	Amended and Restated Subsidiary Guarantee, dated December 15, 2025	8-K	12/15/2025
10.5	Credit Agreement (Customer Orders), dated December 15, 2025, by and among Workhorse Group Inc., certain subsidiaries of Workhorse Group Inc., and Motive GM Holdings II LLC	8-K	12/15/2025
10.6	Credit Agreement (Cash Flow), dated December 15, 2025, by and among Workhorse Group Inc., certain subsidiaries of Workhorse Group Inc., and Motive GM Holdings II LLC	8-K	12/15/2025
10.8	Security Agreement, dated December 15, 2025	8-K	12/15/2025

10.9	Registration Rights Agreement, dated December 15, 2025	8-K	12/15/2025
10.1	Purchase and Sale Agreement, dated August 15, 2025, by and between Workhorse Motor Works Inc. and Mango Workhorse, LLC	8-K	8/15/2025
10.11	Form of Waiver, Repayment and Exchange Agreement, dated August 15, 2025	8-K	8/15/2025
+ 10.6	Employment Agreement between Workhorse Group Inc. and Joshua Anderson, dated September 21, 2021	10-K	3/1/2022
+ 10.7	Employment Agreement between Robert Ginnan and Workhorse Group Inc. dated January 4, 2022	8-K	1/4/2022
10.15	At-the-Market-Sales Agreement, dated March 10, 2022, between the Company and BTIG, LLC.	8-K	3/10/2022
+ 10.16	Short-Term Incentive Plan	10-K	3/1/2022
+ 10.17	Workhorse Group Inc. Amended and Restated 2023 Long-Term Incentive Plan	DEF 14A	10/8/2025
+ 10.20	Form of Executive Restricted Stock Unit Award Agreement under 2023 Long-Term Incentive Plan	10-K	3/12/2024
+ 10.30	Form of Director Restricted Stock Unit Award Agreement under 2023 Long-Term Incentive Plan	10-K	3/12/2024
+ 10.32	Amendment to Employment Agreement and Salary Deferral Agreement, dated as of March 11, 2024, by and between the Company and Robert Ginnan.	10-Q	5/20/2024
16.1	Letter re Change in Certifying Accountant	8-K	1/21/2025
16.2	Letter re Change in Certifying Accountant	8-K	12/9/2024
19.1	Insider Trading Policy	10-K	3/31/2025
21.1	List of Subsidiaries	†
23.1	Consent of CBIZ CPAs P.C.	†
23.2	Consent of Carr, Riggs & Ingram, L.L.C.	†
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	†
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	†
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	†
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	†
97.1	Clawback Policy, effective October 2, 2023	10-K	3/31/2025
101.INS	Inline XBRL INSTANCE DOCUMENT
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Inline XBRL Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
† Exhibits that are filed with this report.
+ Indicates a management contract or compensatory arrangement.
ITEM 16. FORM 10-K SUMMARY
None.

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

WORKHORSE GROUP INC.

Dated:	March 31, 2026	By:	/s/ Scott Griffith
		Name:	Scott Griffith
		Title:	Chief Executive Officer, President and Director (Principal Executive Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on March 31, 2026, on behalf of the registrant and in the capacities indicated.

Signature	Title

/s/ Scott Griffith	Chief Executive Officer, President and Director (Principal Executive Officer)
Scott Griffith

/s/ Robert M. Ginnan	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)
Robert M. Ginnan

/s/ Matthew O'Leary	Chairman of the Board, Director
Matthew O'Leary

/s/ Raymond J. Chess	Director
Raymond J. Chess

/s/ Alan Henricks	Director
Alan Henricks

/s/ Pamela S. Mader	Director
Pamela S. Mader

/s/ Paul Savoie	Director
Paul Savoie

/s/ Desi Ujkashevic	Director
Desi Ujkashevic