Form 10-K/A
period 2025-12-31
Workhorse Group Inc.
filed 2026-04-29
CIK 1425287

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
The number of shares of the Registrant’s Common Stock, $0.001 par value per share, outstanding as of April 24, 2026, was 10,893,223.
DOCUMENTS INCORPORATED BY REFERENCE
None.

Explanatory Note

Workhorse Group Inc. (the “Company,” “we,” “our” or “us”) filed its Annual Report on Form 10-K for the year ended December 31, 2025 (the “Original 10-K Filing”) with the Securities and Exchange Commission (the “Commission”) on March 31, 2026. Pursuant to General Instruction G(3) to Form 10-K, the Company incorporated by reference the information required by Part III of Form 10-K from its Definitive Proxy Statement for the 2026 Annual Meeting of Stockholders (the “2026 Proxy Statement”) that it expected to file with the Commission no later than 120 days after the end of the fiscal year covered by the Original 10-K Filing. Because the Company now expects to file its 2026 Proxy Statement later than the 120th day after the end of the fiscal year ended December 31, 2025, the Company is filing this Amendment No. 1 to the Original 10-K Filing (this “Form 10-K/A”) to (i) include the information required by Part III of Form 10-K, (ii) include additional exhibits in Item 15 of Part IV of the Original 10-K Filing required by Item 601 of Regulation S-K, and (iii) file new certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 as exhibits in Item 15 of Part IV of this Form 10-K/A. Because no financial statements have been included in this Form 10-K/A and this Form 10-K/A does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4, and 5 of the Section 302 certifications have been omitted and no certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 are included in this Form 10-K/A.

This Form 10-K/A amends and restates in their entirety Items 10, 11, 12, 13 and 14 of Part III of the Original 10-K Filing and the exhibit index set forth in Part IV of the Original 10-K Filing. The cover page of the Original 10-K Filing is also amended to delete the reference to the incorporation by reference of the Company’s 2026 Proxy Statement.

Except as explicitly set forth herein, this Form 10-K/A does not amend, modify or otherwise update the disclosures in, or exhibits to, the Original 10-K Filing, and does not otherwise reflect any events occurring after the filing of the Original Form 10-K. Accordingly, this Form 10-K/A should be read in conjunction with the Original 10-K Filing and with our filings with the Commission subsequent to the Original 10-K Filing.

Terms used but not defined herein are as defined in the Original 10-K Filing.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors

The following sets forth information concerning our Board of Directors (the “Board”) as of April 24, 2026.

Name	Age	Position	Committee Membership
Matthew O’Leary	71	Director, Chairman	Human Resource Management and Compensation Nominating and Corporate Governance
Scott Griffith	67	Director, Chief Executive Officer
Raymond J. Chess	68	Director	Human Resource Management and Compensation Nominating and Corporate Governance
Alan Henricks	75	Director	Audit (Chair)
Pamela S. Mader	62	Director	Human Resource Management and Compensation (Chair) Audit
Paul Savoie	60	Director	Human Resource Management and Compensation
Desi Ujkashevic	58	Director	Audit Nominating and Corporate Governance (Chair)

Matthew O’Leary has served as a director and Chairman of Workhorse since December 2025, and prior to that, had served as a director of Motiv Power Systems, Inc. (“Motiv”), which was acquired by Workhorse in December 2025, since November of 2016. Mr. O’Leary served as Executive Chairman of Motiv from June 2021 until December 2025, Chairman and Chief Executive Officer of Motiv from February 2019 until June 2021, and Chairman of Motiv from July 2018 until January 2019. From 1992 until September 2015, Mr. O’Leary held various positions at Ford Motor Company, including Chief Engineer, Director of Corporate Strategy, Product Development Director and Vehicle Line Director. Mr. O’Leary holds a B.S. in Mechanical Engineering from the University of Michigan - Dearborn, and an M.S. in Management from the Massachusetts Institute of Technology. Mr. O’Leary has also authored multiple publications regarding vehicle handling. Mr. O’Leary’s extensive experience in leadership positions and in the automotive industry position him well to serve as a member of our Board and our Chairman.

Scott Griffith has served as Chief Executive Officer and a director of Workhorse since December 2025, and prior to that, served as Chief Executive Officer and a director of Motiv from March 2024 through December 2025. From November 2019 to September 2022, he served as the Chief Executive Officer of the Autonomous Vehicles (AV) and Mobility Businesses at Ford Motor Company. In that role, he led Ford’s investments and operations in Level 4 autonomous vehicles as well as oversight of several new hardware and software businesses in Ford’s “new mobility” segment. From April 2014 until October 2021, Mr. Griffith was an Executive in Residence at General Catalyst Partners, a venture and growth capital firm. In connection with that role, he served as Chairman at Envoy Global, Inc, a global immigration services provider, and TrueMotion, Inc., which operates an AI-based platform that scores driving behavior. Previously, Mr. Griffith served as Chairman and Chief Executive Officer of Zipcar, Inc., a car-sharing company, and held roles with The Parthenon Group, a business strategy firm, The Boeing Company, an aerospace manufacturer, and Hughes Electronics, an electronics and aerospace manufacturer. Mr. Griffith has served as a director of EVgo Inc. (NASDAQ: EVGO), a public electric vehicle fast charging provider, since April 2024. Mr. Griffith holds a B.S. in engineering from Carnegie Mellon University and an MBA from The University of Chicago Booth School of Business. He serves on the Advisory Council for the Polsky Center for Entrepreneurship and Innovation at The University of Chicago. Mr. Griffith’s experience in the electric vehicle and automotive industry, along with his experience working with public companies, makes him well suited to serve as Chief Executive Officer and a member of our Board.

Pamela S. Mader has served as a director of Workhorse since 2020. Ms. Mader brings over three decades of automotive, manufacturing, and consultancy experience, with an accomplished track record in leading Fortune 100 manufacturing organizations and driving growth in entrepreneurial companies. Prior to 2020, Ms. Mader served as Vice President of Consulting at Belcan Consulting, Engineering, and Technical Services, LLC. From 2012 through 2018, Ms. Mader held various executive positions leading manufacturing advisory services with Allegiant International, LLC. As Vice President of Internal Operations, she led purchasing and supplier management, sales and marketing, HR and talent acquisition, and customer relations. Ms. Mader drove significant growth in supply chain advisory services in the US market, while also expanding the business into Mexico and Europe. From 1986 through 2010, Ms. Mader held positions of increasing responsibility within General Motors, including Plant Manager of several General Motors’ assembly, stamping, and powertrain operations. Ms.

Mader led plants with more than 4,500 employees, producing award winning, segment leading vehicles. She was recognized in Automotive News’ 100 Leading Women and is a Distinguished Alumnus of Purdue University. Ms. Mader received a Bachelor of Science degree in Organizational Leadership from Purdue University and serves as a Board Member for Purdue University, College of Polytechnic. Ms. Mader’s extensive automotive industry and manufacturing experience, together with her experience with emerging growth companies, positions her well to serve as a member of our Board.

Raymond J. Chess has served as a director of Workhorse since 2014. Mr. Chess has more than 40 years of experience in the automotive industry. Mr. Chess joined General Motors in 1980, and during his 37 years with General Motors, he held ever-increasing roles and responsibilities in both manufacturing and product development. While in manufacturing, Mr. Chess held key positions in both plant floor operations and manufacturing engineering such as Chief Manufacturing Engineer and Executive Director of Stamping and Assembly. While in product development, Mr. Chess was a Vehicle Line Executive, where he led global cross functional responsibilities for General Motors’ commercial truck line from 2001 to 2009 and General Motors’ cross over segment from 2009 through 2012. Upon retirement from General Motors, he formed his own engineering consulting company. Mr. Chess serves on the Board of Directors of Rush Enterprises, Inc. (NASDAQ: RUSHA), a commercial vehicle industry solutions provider. Mr. Chess holds a Bachelor of Science degree in Mechanical Engineering from Kettering University and a Master of Business Administration degree from Indiana University. He started working with Workhorse in 2013 on our advisory board, was then elected to our Board of Directors and served as our Chairman from 2016 to 2025. Mr. Chess’s extensive industry knowledge and executive experience in the automotive industry, together with his experience on other public company boards, position him well to serve on our Board.

Alan S. Henricks has served as a director of Workhorse since August 2025 and prior to that, served as a director of Motiv since June 2014. Mr. Henricks is a seasoned business executive and board member with extensive experience in finance, corporate governance, and scaling growth companies. Over his career, he has held leadership and board positions at technology and high-growth organizations, including current service on the boards of OpenSpace and ChowNow. He previously served on the boards of public companies including Roku, Model N, A10 Networks, and Ellie Mae. He has also held CFO and consulting CFO roles at Pure Digital Technologies, Maxim Integrated Products, Ring, Tile, and Interwoven, where he guided them through IPOs, acquisitions, and market expansion. In his board work, he has served as Lead Independent Director, Audit Committee Chairman, and Compensation Committee Chairman. He holds a B.S. in Engineering from the Massachusetts Institute of Technology and an MBA from the Stanford Graduate School of Business. He has been a Board Leadership Fellow of the National Association of Corporate Directors for over a decade. Mr. Henricks’ extensive background and experience with technology companies, as well as his experience as an audit committee member of several companies, positions him well to serve as a member of our Board.

Paul Savoie has served as a director of Workhorse since December 2025, and prior to that, served as a director of Motiv since June 2014. Since 2013, Mr. Savoie has served as Chief Executive Officer of Savoie Capital LLC. Mr. Savoie is also a former member of the Chicago Board Options Exchange (“CBOE”), the Chicago Board of Trade (“CBOT”) and the Chicago Mercantile Exchange (“CME”). From 2002 to 2009, Mr. Savoie led the development and deployment of automated high frequency proprietary trading strategies on the CBOE, the CBOT, the CME and other exchanges. Mr. Savoie brings to our Board significant experience in financial management and extensive knowledge of public exchanges.

Desi Ujkashevic has served as a director of Workhorse since December 2025, and prior to that, was a director of Motiv since October 2024. Since March 2022, Ms. Ujkashevic has served as Senior Director, Hardware Engineering at Apple, Inc. Prior to that, Ms. Ujkashevic was employed by Ford Motor Company for over 30 years, and held a series of positions there, including, most recently, Global Director, Automotive Safety Office and Director of North American Programs - Engineering. Ms. Ujkashevic holds a B.S.E in Electrical Engineering, an M.B.A. in Finance & Marketing and an M.S.E. in Industrial & Systems Engineering, each from the University of Michigan. Ms. Ujkashevic brings to our Board leadership experience through her various roles at Ford Motor Company and Apple, Inc., as well as extensive knowledge of and experience within the automotive industry.

Executive Officers

The following sets forth information concerning the executive officers of Workhorse as of April 24, 2026.

Name	Age	Position
Scott Griffith	67	Chief Executive Officer
Robert M. Ginnan	62	Chief Financial Officer
Joshua J. Anderson	50	Executive Vice President of Operations
James Griffin	49	Chief Revenue Officer
W. Scott Zion	58	Chief Product and Engineering Officer

The biography of Mr. Griffith, our Chief Executive Officer, appears above under “Directors.”

Robert M. Ginnan has served as our Chief Financial Officer since January 2022. Mr. Ginnan has more than 20 years of senior finance and leadership experience. Prior to joining Workhorse, he most recently served as the Chief Executive Officer for privately held Family RV, the fifth largest RV dealer in the United States. Prior to serving as Chief Executive Officer of Family RV, he served as Chief Financial Officer, during which time revenues grew from $80 million to $200 million. Throughout his career, Mr. Ginnan has held positions of increasing responsibility in finance, ranging from plant to corporate levels. In these various roles, he has executed multiple accounting and information technology system installations and refined capital structures for firms in multiple industries. Mr. Ginnan received a Bachelor of Science degree in Accounting from the Ohio State University and a Master of Business Administration degree from Ashland University.

Joshua J. Anderson has served as our Executive Vice President of Operations since December 2025 and was our Chief Technology Officer from September 2021 until December 2025. Mr. Anderson has more than 25 years of experience in the EV and hybrid commercial vehicle space, with prior executive roles encompassing engineering, technology and intellectual property, business development and customer service. Prior to joining Workhorse, he most recently served in several capacities, including as Founder and President of Leiten beginning in 2019, a startup next-generation electric vehicle developer targeted at the medium duty chassis market, President of RexRover beginning in 2020, a final stage manufacturer and upfitter of work trucks and equipment, and President of DESCH Systems beginning in 2013, a design services firm focused on medium and heavy-duty truck and bus development and electrification. Prior to these roles, Mr. Anderson served as Executive Vice President of Engineering and Director of Research and Development at DesignLine Corporation from 2009 to 2013 and served in various capacities at Transportation Techniques between 1999 and 2008, including as Chief Technology Officer and Vice President of Vehicle Development. He holds a B.S. in Engineering from the Harvey Mudd College.

James Griffin has served as our Chief Revenue Officer since December 2025 and served at Motiv as Chief Revenue Officer from October 2024 until December 2025. Prior to that, Mr. Griffin served as Head of Fleet Electrification Sales North America at ChargePoint, from August 2023 until October 2024, and Senior Sales Director, North America at ChargePoint from March 2022 until August 2023. Mr. Griffin also served as Vice President of Business Development at Murphy-Hoffman Company from April 2021 until March 2022. Mr. Griffin has nearly 30 years of experience in commercial leadership across electric vehicles, fleet services and transportation.

W. Scott Zion has served as our Chief Product and Engineering Officer since December 2025 and served at Motiv as Chief Product and Engineering Officer from June 2025 until December 2025. Mr. Zion has more than 35 years of experience in the automotive industry, with prior roles encompassing engineering, technology, business development, executive management and customer service. Prior to joining Workhorse, he most recently served in several capacities, including as Chief Product Officer of Bollinger Motors from April 2024 until June 2025, various roles, including Head of Engineering and Director, at Xos Trucks from September 2021 until April 2024, and various roles, including General Manager, at Hino Motors Manufacturing USA, Inc. from June 2015 until April 2021. He holds a B.S.M.E. in Aerospace and Light Weight Structures from Rose-Hulman Institute of Technology, and a Masters in Engineering Management from Wayne State University.

Corporate Governance

Delinquent Section 16(a) Reports

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers and directors and persons who own more than 10% of any class of our equity securities to file forms with the SEC reporting their ownership and any changes in their ownership of those securities. Based solely on a review of filed reports and written representations from our directors and executive officers relating to the year ended December 31, 2025, we believe that all reports were filed on a timely basis except that, due to administrative issues, (i) the Form 3 filing reporting Workhorse equity holdings for James Griffin and (ii) the Form 3 filing reporting equity holdings for Scott Zion, which were due within 10 days of December 15, 2025, the date on which they each became an executive officer of the Company, were each filed on January 28, 2026.

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

Audit Committee

The Board has established an Audit Committee in accordance with Section 3(a)(58)(A) of the Exchange Act, consisting of Alan Henricks (Chair), Pamela S. Mader, and Desi Ujkashevic. The Board has determined that each of the members is an

“independent director” as defined by the rules of Nasdaq applicable to members of an audit committee and Rule 10A-3(b)(i) under the Exchange Act. In addition, Mr. Henricks is an “audit committee financial expert” as defined in Item 407(d)(5) of Regulation S-K and demonstrates “financial sophistication” as defined by the rules of Nasdaq.

Insider Trading Policy

The Company maintains an Insider Trading Policy that applies to all directors, officers, employees, and certain designated consultants and contractors. This policy is designed to prevent trading in the Company’s securities while in possession of material nonpublic information and to ensure compliance with applicable securities laws, including the Securities Exchange Act of 1934, as amended, and SEC regulations.

Under the policy, covered individuals are prohibited from:

•Buying or selling the Company’s securities while aware of material nonpublic information.
•Disclosing material nonpublic information to others who may use that information to trade.
•Engaging in hedging transactions or speculative trading involving the Company’s securities.
•Conducting transactions during blackout periods, unless pre-approved under an approved 10b5-1 trading plan.

The Company regularly reviews and updates its Insider Trading Policy to reflect regulatory changes and best practices. Training on compliance with the policy is provided to applicable personnel, and violations may result in disciplinary action, including termination of employment. Although the Company is not subject to the Insider Trading Policy, the Company's policy is to comply with applicable law when transacting in its securities. A copy of our Insider Trading Policy was filed as Exhibit 19.1 to our Original 10-K filing.
ITEM 11. EXECUTIVE COMPENSATION

This section discusses the material components of our executive compensation program in the fiscal year ended December 31, 2025, for our “named executive officers.” As a smaller reporting company, the SEC defines our named executive officers as (i) all individuals serving as our principal executive officer during the year ended December 31, 2025; (ii) our two most highly compensated executive officers other than our principal executive officer, who were serving as such as of December 31, 2025; and (iii) up to two additional individuals for whom disclosure would have been provided pursuant to (ii) but for the fact they were not serving as an executive officer at the end of the year. We have identified the following individuals as our named executive officers:

•Scott Griffith, our Chief Executive Officer since December 15, 2025
•Robert M. Ginnan, our Chief Financial Officer
•Josh Anderson, our Executive Vice President of Operations
•Richard F. Dauch, our former Chief Executive Officer
•James D. Harrington, our former General Counsel, Chief Compliance Officer, and Secretary
•Stan March, our former Vice President, Business Development

Summary Compensation Table

The following table presents information concerning the total compensation of our named executive officers for each of the last two fiscal years. No disclosure is provided for fiscal years for which those persons were not named executive officers.

Name And Principal Position	Year	Salary ($)(1)	Bonus ($)	Stock Awards ($)(2)	Non-Equity Incentive Plan Compensation ($)(3)	All Other Compensation ($)(4)	Total ($)
Scott Griffith(5)	2025	13,542	—	—	—	325,000	338,542
Chief Executive Officer and Director
Robert M. Ginnan	2025	400,000	—	—	—	2,396	402,396
Chief Financial Officer	2024	400,000	—	300,000	160,000	20,483	880,483
Josh Anderson(6)	2025	331,631	—	—	—	1,343	332,974
Executive Vice President of Operations

Richard F. Dauch(7)	2025	783,000	—	100,000	—	1,001,396	1,884,396
Former Chief Executive Officer and Director	2024	780,000	—	1,815,000	624,000	132,468	3,351,468
James D. Harrington(8)	2025	376,446	—	—	—	376,396	752,842
Former General Counsel, Chief Compliance Officer, and Secretary	2024	375,000	—	281,250	150,000	21,809	828,059
Stan March(9)	2025	272,671	—	—	—	301,393	574,064
Former Vice President, Business Development
____________

1.The amounts shown for 2025 reflect the salary actually earned and paid to each named executive officer in 2025. The amounts shown for 2024 reflect salary actually paid to each named executive officer in 2024 and earned salary deferred and remaining unpaid at the end of calendar year 2024. Effective March 4, 2024, the Company’s executive officers, including the fiscal 2024 named executive officers, agreed to defer 20% of their salaries to reflect a commitment to the Company and to align their compensation with the broader actions the Company is taking to reduce costs. On November 13, 2024, the Company’s Board of Directors approved the termination of the 20% salary deferral by the Company’s executive officers, effective for the pay period beginning on October 28, 2024. All previously deferred compensation was paid in July 2025. The amounts reflected in the table for 2024 include the deferred amounts ($102,000 for Mr. Dauch; $52,306 for Mr. Ginnan; and $49,035 for Mr. Harrington) which were paid in 2025.

2.The amounts reflected in the “Stock Awards” column represent the grant date fair value of restricted stock granted to our NEOs, as computed in accordance with FASB ASC Topic 718. These awards vested on December 15, 2025, the effective date of the closing of the merger with Motiv Power Systems, Inc. (the “Merger Closing”).

3.The amounts shown for 2024 represent the payout earned in 2024 for performance in 2024 under Workhorse’s Short-Term Incentive Plan (the “Short-Term Incentive Plan”). These amounts were paid as described in the Merger Agreement and related transaction documents. Messrs. Ginnan and Harrington received one-third of their respective payouts at the signing of the Merger Agreement with Motiv Power Systems, Inc. in August 2025 and received the remaining two-thirds of their respective payouts at the Merger Closing. Mr. Dauch will receive his payout upon completion of a new equity financing (the “Equity Financing”).

4.The following table summarizes the amounts shown for 2025 in the All Other Compensation Column.

Name	Employer Paid Group Term Life Insurance Premiums ($)(1)		Transaction Bonus ($)(2)	Severance ($)(3)	Other ($)(4)	Total ($)
Scott Griffith	—		325,000	—	—	325,000
Robert M. Ginnan	396	—	—	—	2,000	2,396
Josh Anderson	343		—	—	1,000	1,343
Richard F. Dauch	396		—	1,000,000	1,000	1,001,396
James D. Harrington	396		—	375,000	1,000	376,396
Stan March	393		—	300,000	1,000	301,393
____________

1.Amounts reflect the dollar value of premiums paid by the Company for life insurance in an amount equal to $100,000. Employees may purchase additional life insurance at the employee’s expense. Any additional life insurance the employee may purchase through the Company is payroll deducted.

2.Amount reflects a transaction bonus Mr. Griffith earned in connection with the Merger Closing and which was paid to him shortly after the Merger Closing.

3.These amounts include severance benefits payable in connection with their terminations of employment upon completion of the Merger Closing. For Mr. Dauch, Mr. Harrington, and Mr. March these amounts reflect the full amount of severance benefits payable to them, of which $667,000, $250,125, and $200,100, respectively, has not yet been paid.

4.For the NEOs other than Mr. Griffith, these amounts reflect the $1,000 payable to them in connection with the amendments to their employment agreements in August 2025, and for Mr. Ginnan the additional $1,000 payable in connection with the further amendment to his employment agreement in December 2025.

5.Mr. Griffith was appointed Chief Executive Officer on December 15, 2025 in connection with the Merger Closing and was not an NEO for 2024.

6.Mr. Anderson was not an NEO for 2024.

7.Mr. Dauch’s employment terminated on December 15, 2025 in connection with the Merger Closing.

8.Mr. Harrington’s employment terminated on December 15, 2025 in connection with the Merger Closing.

9.Mr. March’s employment terminated on December 15, 2025 in connection with the Merger Closing. Mr. March was not an NEO for 2024.

Narrative Disclosure to Summary Compensation Table

Base Salary. Base salary is a fixed element within a total compensation package intended to attract and retain the talent necessary to successfully manage the business of our Company and execute its business strategies. The base salary for the executive officers was established based on the scope of their responsibilities, taking into account relevant experience, internal pay equity, tenure, and other factors deemed relevant. Base salaries are adjusted from time to time to realign salaries with market levels after taking into account individual responsibilities, performance and experience.

Mr. Griffith became our Chief Executive Officer on December 15, 2025 in connection with the Merger Closing and the base salary amount reported for him for 2025 in the Summary Compensation Table reflects the amount of base salary he earned during his partial year of service with us after the Merger Closing. Mr. Griffith’s annualized base salary for 2025 was $325,000. However, on January 6, 2026, the Compensation Committee approved an increase to Mr. Griffith’s base salary to $600,000, which increase was retroactively effective to December 15, 2025.

Short-Term Incentive Plan and Bonuses.

Mr. Anderson is the only one of our NEOs that is eligible to receive a 2025 payout under our Short-Term Incentive Plan. However, the 2025 bonus for Mr. Anderson has not yet been determined. For 2026, the applicable target bonus amounts for our NEOs as percentage of 2026 base salary are: 50% for each of Messrs. Griffith and Anderson. Mr. Ginnan is not eligible for any 2026 performance bonus.

Employee Benefits and Perquisites. We currently maintain a 401(k) plan and health and welfare plans (including medical, dental and vision plans) for all of our full-time employees, including the NEOs. We currently also provide life insurance for up to $100,000 to the NEOs, with premiums paid by the Company.

Employment Agreements. Each of our NEOs has entered into written employment agreements with us that provide for payment of base salary, target annual cash incentive compensation, eligibility for employee benefit programs and potential severance benefits. For further information regarding the severance benefits provided under their employment agreements and offer letters, please see “Employment Agreements and Potential Payments on Change of Control and Termination” below.

Equity Awards. We have granted equity awards to our NEOs in the past under our equity incentive plan. As of December 31, 2025 there were no equity awards outstanding that were held by our NEOs because all then outstanding Workhorse options were cancelled in connection with the Merger Closing for no consideration and all other unvested and outstanding Workhorse equity awards granted under our equity plans accelerated vesting in full at the Merger Closing and therefore were not outstanding after Merger Closing.

Option Repricing and Equity Award Modification. We did not reprice any stock options or otherwise modify any outstanding equity awards during the year ended December 31, 2025 for our NEOs.

Outstanding Equity Awards at December 31, 2025

There were no outstanding equity awards held by our NEOs as of December 31, 2025.

Employment Agreements and Potential Payments on Change of Control and Termination

Scott Griffith Employment Letter Agreement

The Company entered into an employment letter agreement with Mr. Griffith on April 25, 2026 setting forth the terms of his employment retroactive to December 15, 2025, including his base salary level, eligibility to participate in the Company’s Short-Term Incentive Plan, eligibility for equity awards, and potential payments upon termination.

Under his agreement, Mr. Griffith is entitled to the following severance payments in the event of our termination of his employment without Cause or his resignation for Good Reason (as such terms are defined below), provided that he executes and delivers an effective release of claims: (1) Mr. Griffith’s then-current annual base salary for a period of 12 months, paid in monthly installments, and (2) 100% of Mr. Griffith’s cash bonus target for the current year, paid in a lump sum.

For purposes of Mr. Griffith’s agreement, “Cause” means any of the following: (i) Mr. Griffith’s theft, dishonesty, willful misconduct, embezzlement, misappropriation, fraud, breach of fiduciary duty, or falsification of any Company documents or records; (ii) Mr. Griffith’s material failure to abide by the Company’s code of conduct or other material written Company policies (including policies relating to confidentiality and reasonable workplace conduct); (iii) Mr. Griffith’s unauthorized use, misappropriation, destruction or diversion of any tangible or intangible asset or corporate opportunity of the Company (including Mr. Griffith’s improper use or disclosure of the Company’s confidential or proprietary information) other than the occasional, customary and de minimis use of Company property for personal purposes; (iv) any willful action or omission that, to a reasonable person, would be likely to have a material detrimental effect on the Company’s reputation or business; (v) Mr. Griffith’s repeated failure to perform any reasonable assigned duties; (vi) any material breach by Mr. Griffith of a material term of his employment letter agreement or other agreement between Mr. Griffith and the Company; or (vii) Mr. Griffith’s conviction of (including any plea of guilty or nolo contendere to) any felony or any other criminal act involving fraud, dishonesty, misappropriation or moral turpitude, or that impairs Mr. Griffith’s ability to perform Mr. Griffith’s duties with the Company; provided, however, that Cause shall not exist under (ii), (v), and (vi) unless the Company first provides Mr. Griffith with written notice of the events giving rise to Cause and an opportunity to cure for not less than thirty (30) days. If Mr. Griffith fails to cure within such cure period, the Company may terminate Mr. Griffith’s employment immediately.

For purposes of Mr. Griffith’s agreement, “Good Reason” means the occurrence of any one or more of the following without Mr. Griffith’s consent: (i) diminution of Mr. Griffith’s title, role, or responsibilities or authority as Chief Executive Officer of the Company; (ii) a material reduction by the Company of Mr. Griffith’s base compensation, other than a reduction that occurs in connection with a reduction that is imposed on all executive employees of the Company at the time of such reduction; (iii) the relocation of Mr. Griffith’s regularly required work place for the Company to a location that is more than fifty (50) miles away from Mr. Griffith’s regular work place for the Company; or (iv) the Company’s material breach of the terms of this Agreement; provided, that in any such event Mr. Griffith shall notify the Company in writing providing with specificity the acts or omissions constituting the alleged basis for Good Reason within forty-five (45) days following the initial existence of such basis, the Company shall have failed to cure all such acts and omissions within thirty (30) days following its receipt of such written notice, and Mr. Griffith terminates his employment with the Company within ten (10) days following the expiration of such cure period. Notwithstanding the foregoing, a suspension of Mr. Griffith’s responsibilities, authority and/or duties for the Company during any portion of a bona fide internal investigation or an investigation by regulatory or law enforcement authorities shall not constitute Good Reason.

Other Named Executive Officer Employment Agreements

The Company had previously entered into employment agreements with each of its named executive officers other than Mr. Griffith. These agreements define the position held by each named executive officer, as well as base salary level, eligibility to participate in the Company’s short- and long-term incentive programs and potential payments upon termination, including upon a Change of Control (as defined below). The Company’s entry into these agreements was conditioned upon each executive’s entry into a non-compete agreement and an assignment of intellectual property and confidentiality agreement in favor of the Company.

On August 15, 2025, each of our NEOs other than Mr. Griffith entered into amendments to their then existing employment agreements to reduce the amounts payable to them in connection with qualifying termination without Cause or for Good Reason upon or within 18 months following a Change of Control (the “Change of Control Amendments”). The Change of Control Amendments also provided that each of Messrs. Ginnan, Dauch, Harrington and March were not eligible to earn any cash bonus for 2025 and provided them with an additional cash payment of $1,000.

Under the terms of the employment agreements, as amended by the Change of Control Amendments, each named executive officer other than Mr. Griffith is entitled to certain payments in the event of a (1) Change of Control and (2) either (A) the Company’s termination of such named executive officer (except for Cause (as defined below)) or (B) the named executive officer’s departure for Good Reason (as such term is defined below) either upon or within 18 months following a Change of Control. In the event of such Control qualifying termination, the Company agreed to provide to each such named executive officer (1) a cash severance payment equal to such named executive officer’s base salary for the calendar year in which such termination occurs (or for Mr. Dauch, $1,000,000), (2) full acceleration of such executive’s unvested, outstanding equity awards, including a good faith determination by the Compensation Committee of the then level of attainment of the performance metrics, (3) D&O Insurance coverage for 24 months and (4) COBRA coverage for 12 months.

In the event of such termination upon Change of Control, payment shall be made as follows:

(a)If the termination upon Change of Control occurs prior to the earlier of the consummation of the Equity Financing and June 30, 2026, the first 33.33% of such payment shall be paid in connection with the occurrence of such termination upon Change of Control, and within five (5) business days following the effective date of such named executive officer’s release of claims against Workhorse, and the remaining amount shall be paid upon the earlier of the consummation of the Equity Financing or June 30, 2026; or

(b)If the termination upon Change of Control occurs after the earlier of the consummation of the Equity Financing and June 30, 2026, such payment shall be paid in connection with the occurrence of such termination upon Change of Control, and within five (5) business days following the effective date of such named executive officer’s release of claims against Workhorse.

Because the Merger Closing constituted a Change of Control and each of Messrs. Dauch, Harrington, and March terminated employment upon the Merger Closing, they became entitled to these Change of Control termination severance benefits, a portion of which has already been paid to them and a portion of which is currently unpaid and scheduled to be paid by June 30, 2026 as further described above.

In addition, under the terms of their employment agreements, each of Mr. Ginnan and Mr. Anderson is entitled to certain payments in the event of an involuntary termination without Cause or termination by such named executive officer for Good Reason, in either case when no Change of Control has occurred. In such an event, the Company has agreed to provide to each such named executive officer (1) a lump sum cash severance payment equal to such named executive officer’s (A) annual base salary for the calendar year in which such termination occurs and (B) target cash bonus for the calendar year in which such termination occurs, (2) a lump sum payment of (A) if the termination occurs before March 15, any earned but unpaid cash bonus or (B) if the termination occurs after June 30, the target cash bonus for the calendar year of termination pro-rated for the length of service, (3) prorated acceleration of such executive’s unvested, outstanding time-based vesting equity awards based on the period from the date of grant to the date of such termination compared to the total vesting period, (4) prorated acceleration of such executive’s unvested, outstanding performance-based vesting awards based on the period from the first day of the performance period to the date of such termination compared to the total performance period and a good faith determination by the Compensation Committee of the actual level of attainment of the performance metrics, (5) D&O Insurance coverage for 24 months and (6) for Mr. Ginnan, an additional lump sum payment of $25,000 to provide for continued healthcare coverage. In the event of a termination without Cause or with Good Reason not in connection with a Change of Control, cash payments are due from the Company in a lump sum within 30 days of the triggering event.

In December 2025, we entered into a further amendment to Mr. Ginnan’s employment agreement and in connection therewith, he received an additional cash payment of $1,000. The additional amendment provided that if he remains employed through March 31, 2026, then he would also be eligible for a transition benefit payment equal to 30% of his then current base salary, pro-rated for the number of days he is employed from the Merger Closing through his employment termination date. The amendment agreement further provided that Mr. Ginnan is not eligible for any 2026 bonus or any equity awards for 2026 or any later year.

Each employment agreement with our NEOs other than Mr. Griffith defines a “Change of Control” as any of the following:

(a)any “person” (as such term is used in Sections 13(d) and 14(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) becomes the “beneficial owner” (as defined in Rule 13d-3 promulgated under the Exchange Act), directly or indirectly, of securities of the Company representing fifty (50%) percent or more of (i) the outstanding shares of common stock of the Company, or (ii) the combined voting power of the Company’s outstanding securities;

(b)the Company is party to a merger or consolidation, or series of related transactions, which results in the voting securities of the Company outstanding immediately prior thereto failing to continue to represent (either by remaining outstanding or by being converted into voting securities of the surviving entity), directly or indirectly, more than fifty (50%) percent of the combined voting power of the voting securities of the Company or such surviving entity outstanding immediately after such merger or consolidation; or

(c)the sale or disposition of all or substantially all of the Company’s assets, or consummation of any transaction, or series of related transactions, having similar effect (other than to a subsidiary of the Company).

Each employment agreement with our NEOs other than Mr. Griffith defines as “Cause” as any of the following:

(a)the officer substantially failed to perform his duties or to follow the lawful written directions of the Board (other than any such failure resulting from incapacity due to physical or mental illness);

(b)the officer engaged in willful misconduct or incompetence that is materially detrimental to the Company or any of its affiliates;

(c)the officer failed to comply with the Employee Invention Assignment & Confidentiality Agreement, the Company’s insider trading policy, the officer’s non-compete agreement or any other policies of the Company where noncompliance would be materially detrimental to the Company or any of its affiliates; or

(d)the officer’s conviction of or plea of guilty or nolo contendere to a felony or crime involving moral turpitude (excluding drunk driving unless combined with other aggravating circumstances or offenses), or the officer’s commission of any embezzlement, misappropriation, or fraud, whether or not related to the officer’s employment with the Company or any of its affiliates.

Each employment agreement with our NEOs other than Mr. Griffith defines “Good Reason” as the occurrence of any of the following without such officer’s consent:

(a)A reduction in the officer’s base salary or target cash bonus opportunity as a percentage of base salary, except in the event of a one-time reduction in the officer’s base salary or target cash bonus opportunity as part of a Company-wide or executive team-wide cost-cutting measure or Company-wide or executive team-wide cutback as a result of overall Company performance.

(b)The failure of the Company (i) to continue to provide the officer an opportunity to participate in any benefit or compensation plans provided to employees who hold positions with the Company comparable to the officer’s position, (ii) to provide the officer all other fringe benefits (or the equivalent) in effect for the benefit of any employee group which includes any employee who holds a position with the Company comparable to the officer’s position, where in the event of a Change of Control, such comparison shall be made relative to the period immediately prior to the public announcement of such Change of Control; or (iii) to continue to provide director’s and officers’ insurance, in each case if such failure causes a material reduction in the officer’s overall compensation and benefits package.

In the event any NEO is terminated for Cause, the Company is required to pay salary, accrued vacation and other amounts earned, accrued or owing but not yet paid as of the termination date, including any cash bonus to the extent that all conditions for payment of such bonus have been met as of the termination date. In addition, all equity vesting shall terminate immediately in connection with such event.

Compensation Committee Interlocks and Insider Participation

The current members of our Human Resource Management and Compensation Committee are Pamela S. Mader (Chair), Raymond Chess, Matthew O’Leary and Paul Savoie. Prior to the Merger, Austin Scott Miller also served on the committee. None of these individuals has ever been an executive officer or employee of the Company. None of our executive officers currently serve, or has served during the last completed fiscal year, on the compensation committee or board of directors of any other entity that has one or more executive officers that serves as a member of our Board of Directors or our Human Resource Management and Compensation Committee.

Director Compensation

During 2025, each non-employee director of the Company who was serving as such prior to the Merger was eligible to receive an annual Board retainer of $75,000. The Chairman received an additional retainer of $25,000. In addition to this cash compensation, non-employee directors prior to the Merger were eligible to receive annual equity-based compensation consisting of restricted stock unit awards with an aggregate grant date value equal to $100,000 or, in the case of the Chairman, $125,000. Each non-employee director was also reimbursed for travel and miscellaneous expenses to attend meetings and activities of the Board or its committees. All of the restricted stock unit awards granted in 2025 vested in full as of the effective date of the Merger.

The following table summarizes the compensation for our non-employee directors in 2025. For compensation paid to Mr. Griffith, our only employee director, please see the section titled “Executive Compensation.”

Name	Fees Earned Or Paid In Cash ($)	Stock Awards ($)(1)	Total ($)
Matthew O’Leary (2)	4,350	—	4,350
Raymond J. Chess	98,910	125,000	223,910
Alan Henricks (3)	28,130	37,500	65,630
Pamela S. Mader	75,000	100,000	175,000
Paul Savoie (2)	3,260	—	3,260
Desi Ujkashevic (2)	3,260	—	3,260
Jacqueline A. Dedo (4)	71,740	100,000	171,740
William G. Quigley III (4)	71,740	100,000	171,740
Austin Scott Miller (4)	71,740	100,000	171,740
Dr. Jean Botti (4)	71,740	100,000	171,740
____________

1.The amounts reflected in the “Stock Awards” column represent the grant date fair value of restricted stock units granted to our non-employee directors, as computed in accordance with FASB ASC Topic 718. All of the restricted stock units vested on December 15, 2025, the effective date of the Merger.

2.Messrs. O'Leary and Savoie and Ms. Ujkashevic were appointed to our board on December 15, 2025 in connection with the Merger Closing. The amounts reported in the table represent the pro-rated amount of 2025 annual cash retainer under the director compensation program.

3.Reflects Mr. Henricks’ pro-rated cash compensation under the director compensation program from August 2025, when Mr. Henricks joined the Board. Mr. Henricks’ stock award represents his pro-rated restricted stock unit award pro-rated from the date he joined the Board in August 2025.

4.Resigned from the Board of Directors on December 15, 2025, as of the effective date of the Merger Closing. Cash amounts represent pro-rated cash compensation under the director compensation program from January 1, 2025 to December 15, 2025.

Policies and Practices for Granting Certain Equity Awards

Our Board approves all equity award grants to our named executive officers on or before the grant date, except to the extent the Board has delegated to the Human Resource Management and Compensation Committee authority to approve equity grants. Our general practice is to complete our annual executive compensation review and determine performance goals and target compensation for our named executive officers. Accordingly, annual equity awards are typically determined, reviewed and approved at the first Board meeting of the fiscal year. These grants are then made effective shortly thereafter. On occasion, the Board may grant equity awards outside of our annual grant cycle for new hires, promotions, recognition, retention or other purposes. While the Board has discretionary authority to grant equity awards to our named executive officers outside of the cycle described above, the Board does not take into account material non-public information when determining the timing or terms of equity awards, nor do we time disclosure of material non-public information for the purpose of affecting the value of executive compensation. During fiscal year 2025, we did not grant stock options (or similar awards) to any named executive officer during any period beginning four business days before and ending one business day after the filing of any Company periodic report on Form 10-Q or Form 10-K, or the filing or furnishing of any Company Form 8-K that disclosed any material non-public information.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Securities Authorized For Issuance Under Equity Compensation Plans

The following table provides information about the securities authorized for issuance under our Amended and Restated 2023 Long-Term Incentive Plan as of December 31, 2025, which is the only plan under which our equity securities are authorized for issuance.

Plan Category	(A) Number Of Securities To Be Issued Upon Exercise Of Outstanding Options, Warrants And Rights	(B) Weighted- Average Exercise Price Of Outstanding Options, Warrants And Rights	(C) Number Of Securities Available For Future Issuance (Excluding Shares In Column (A))
Equity compensation plans approved by security holders:
2023 Long-Term Incentive Plan	—	—	17,353
Total	—	—	17,353

Beneficial Ownership Table

The following table shows information with respect to the beneficial ownership of our Common Stock as of April 24, 2026, for:

• each person known to us to own beneficially 5% or more of our outstanding Common Stock;

• each of our directors;

• each of our named executive officers; and

• all of our directors and executive officers as a group.

As of April 24, 2026, there were 10,893,223 shares of our Common Stock outstanding. Except as indicated by footnote and subject to community property laws where applicable, to our knowledge, the persons named in the table below have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them.

The amounts and percentages of shares beneficially owned are reported on the basis of SEC regulations governing the determination of beneficial ownership of securities. Under SEC rules, a person is deemed to be a “beneficial owner” of a security if that person has or shares voting power or investment power, which includes the power to dispose of or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which that person has a right to acquire beneficial ownership within 60 days. Securities that can be so acquired are deemed to be outstanding for purposes of computing such person’s ownership percentage, but not for purposes of computing any other person’s percentage. Under these rules, more than one person may be deemed to be a beneficial owner of the same securities and a person may be deemed to be a beneficial owner of securities as to which such person has no economic interest.

NAME OF BENEFICIAL OWNER(1)	COMMON STOCK BENEFICIALLY OWNED	PERCENTAGE OF COMMON STOCK
DIRECTORS AND NAMED EXECUTIVE OFFICERS
Matthew O’Leary	—	*
Scott Griffith	—	*
Raymond J. Chess	215	*
Alan Henricks	—	*
Pamela S. Mader	140	*
Paul Savoie	—	*
Desi Ujkashevic	—	*
Joshua J. Anderson	104	*
Robert M. Ginnan	168	*
Richard F. Dauch (2)	1,310	*
James D. Harrington (3)	168	*
Stan March (4)	112	*
All directors and executive officers as a group (11 people)	627	*
FIVE PERCENT STOCKHOLDERS
Motive GM Holdings II, LLC (5)	6,629,800	60.9
____________

* Less than one percent.

1.Except as otherwise indicated, the address of each beneficial owner is c/o Workhorse Group Inc., 48443 Alpha Drive #190, Wixom, Michigan, 48393.

2.Mr. Dauch is the Company’s former Chief Executive Officer. Mr. Dauch resigned as Chief Executive Officer as of the effective date of the Merger.

3.Mr. Harrington is the Company’s former General Counsel, Chief Compliance Officer and Secretary. Mr. Harrington resigned from the Company as of the effective date of the Merger.

4.Mr. March is the Company’s former Vice President, Business Development. Mr. March resigned from the Company as of the effective date of the Merger. Mr. March’s ownership includes 23 shares held indirectly in an individual retirement account.

5.Based on a Schedule 13D filed on December 16, 2025 by Motive GM Holdings II, LLC (“MGMH”), Gary Magness and GMIT Lending Company, LLC (“GMIT”) with respect to their holdings as of December 15, 2025. Mr. Magness is the manager of MGMH, and in such capacity may be deemed to beneficially own the shares, which are held of record by MGMH. GMIT, for which Mr. Magness also serves as manager, may be deemed to beneficially own the shares by virtue of its management structure. The address for MGMH is 100 Commerce Drive, Loveland, Ohio 45140.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Related Person Transactions

Described below are any transactions occurring since January 1, 2024 and any currently proposed transactions to which we were or will be a participant and in which:

•the amounts involved exceeded or will exceed the lesser of $120,000 or 1% of the average of our total assets at year-end for the last two completed fiscal years; and

•a director, executive officer, holder of more than 5% of our outstanding capital stock or any member of such person’s immediate family had or will have a direct or indirect material interest.

Pre-Merger Sale Leaseback

On August 15, 2025, a subsidiary of Workhorse, Workhorse Motor Works Inc, entered into a Purchase and Sale Agreement (the “Purchase and Sale Agreement”) with an affiliate (the “Purchaser”) of Motive GM Holdings II, LLC (“MGMH”), the Company’s controlling stockholder, for the sale of its Union City, Indiana manufacturing facility and campus (the “Property”), excluding any equipment and any fixtures solely used in the production of vehicles, for a purchase price, before fees and expenses, of $20.0 million.

Pursuant to the Purchase and Sale Agreement, Workhorse and the Purchaser entered into a Lease (the “Lease”), pursuant to which Workhorse agrees to lease the Property from the Purchaser for an initial term of 20 years. Workhorse will have the option to renew the Lease for six additional 5-year renewal terms, subject to the terms of the Lease.

After the conclusion of a six-month abatement period, Workhorse will pay base annual rent of $2.1 million for the Property, subject to an annual increase of 3% during the initial term of the Lease and certain additional increases during any renewal term. In addition to rent, Workhorse will be responsible for all costs and expenses related to the Property, including, without limitation, all costs and expenses for maintenance, operation, repair and replacement of buildings and improvements, utility charges, insurance premiums and real estate taxes and assessments; provided, that Workhorse is not obligated to make any capital replacements or repairs during the last year of the lease term.

Workhorse has made rent payments to the Purchaser in the aggregate of approximately $0.4 million pursuant to the Lease.

Credit Facilities and Convertible Note

On December 15, 2025, the Company entered into certain credit arrangements with MGMH. The arrangements consist of (i) a customer order–based credit facility with total commitments of up to $40.0 million (the “Customer Order Credit Agreement”) and (ii) a revolving credit facility (the “Cash Flow Credit Agreement” and, together with the Customer Order Credit Agreement, the “Related Party Credit Agreements”) with total commitments of up to $10.0 million. Borrowings under the Related Party Credit Agreements bear interest at 3-month Term SOFR plus 5%, with interest payments due every three months after the date of any borrowings. The Related Party Credit Agreements mature on December 15, 2028 and the Company’s obligations thereunder are secured by substantially all of the Company’s assets. As of March 31, 2026, the Company had $5.0 million in outstanding borrowings under the customer order-based credit facility, and $10.0 million in outstanding borrowings under the Cash Flow Credit Agreement. As of March 31, 2026, the Company has recognized $0.3 million of interest expense, and $0.2 million in interest payments have been made to MGMH related to these credit arrangements.

On August 15, 2025, the Company issued MGMH a Subordinated Secured Convertible Note with an aggregate original principal amount of $5 million (the “Convertible Note”). On December 15, 2025, the parties amended the Convertible Note to make the Company’s obligation unsecured. The Convertible Note bears interest at a rate of 8% per annum, which is compounded quarterly and added to the principal amount outstanding. As of March 31, 2026, the principal amount outstanding under the Convertible Note was $5.0 million and the Company has recognized $0.3 million of interest expense related to the Convertible Note.

Registration Rights Agreement

On December 15, 2025, we entered into a Registration Rights Agreement with MGMH pursuant to which MGMH was granted certain customary demand and piggyback registration rights with respect to the resale of shares of Common Stock it holds or may in the future hold. We will pay all registration expenses in connection with effecting any such registrations. The registration rights will terminate under certain conditions, including when MGMH has transferred such shares pursuant to Rule 144 of the Securities Act or is eligible to sell such shares pursuant to Rule 144 without any restrictions.

Director Independence

The Board has determined, in its business judgment, that of our current directors, Matthew O’Leary, Raymond J. Chess, Alan Henricks, Pamela S. Mader, and Desi Ujkashevic each qualifies as an independent director under the Nasdaq listing standards. Additionally, the Board affirmatively determined that Jacqueline A. Dedo, William G. Quigley III, Austin Scott Miller, and Dr. Jean Botti, each of whom served as a member of the Board during 2025 prior to the Merger, was an independent director under the Nasdaq listing standards.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Audit Committee of the Board has appointed Carr, Riggs & Ingram, L.L.C. (“CRI”) as our independent registered public accounting firm to audit our consolidated financial statements for the fiscal year ending December 31, 2026.

Fees Paid to Independent Registered Public Accounting Firm

The following table sets forth the fees for professional services provided by CRI, and Berkowitz Pollack Brant Advisors + CPAs (“BPB”), our prior independent registered public accounting firm, in 2025 and 2024, respectively. Fees for professional services provided by our independent auditors, in each of the last two years, in each of the following categories including expenses are:

	2025	2024
Audit fees	$425,000	$345,000
Audit-related fees	—	—
Tax fees	—	—
All other fees	—	—
Total fees	$425,000	$345,000

Audit Fees

Audit fees include the audit of Workhorse’s Annual Report on Form 10-K, including reviews of Workhorse’s Quarterly Reports on Form 10-Q. Audit-related fees include work associated with registration statements. The policy of the Audit Committee is to approve the appointment of the principal auditing firm and any permissible audit-related services. Fees charged by CRI were approved by the Audit Committee with the most recent engagement letter signed by Alan Henricks, Audit Committee Chairman.

The Audit Committee is responsible for the pre-approval of audit and permitted non-audit services to be performed by Workhorse’s independent auditors. The Audit Committee will, on an annual basis, consider and, if appropriate, approve the provision of audit and non-audit services by the independent auditors. Thereafter, the Audit Committee will, as necessary, consider and, if appropriate, approve the provision of additional audit and non-audit services by the independent auditors which are not encompassed by the Audit Committee’s annual pre-approval and are not prohibited by law. The Audit Committee has delegated to the Audit Committee Chairman the authority to pre-approve, on a case-by-case basis, non-audit services to be performed by the independent auditors. The Audit Committee has approved all audit and permitted non-audit services performed by the independent auditors for the year ended December 31, 2026.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
1.Financial statements and schedules.

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
		8-K	8/15/2025
3.1	Certificate of Designation for Series A Preferred Stock	8-K	1/4/2010
3.2	Certificate of Change	8-K	5/25/2010
3.3	Certificate of Correction	8-K	5/25/2010
3.4	Articles of Merger	8-K	5/25/2010
3.5	Certificate of Correction (Articles of Merger)	8-K	5/25/2010
3.6	Certificate of Amendment to the Certificate of Incorporation	8-K	9/10/2010
3.7	Certificate of Incorporation	SB-2	2/4/2008
3.8	Articles of Merger between AMP Holding Inc. and Workhorse Group Inc.	8-K	4/16/2015
3.9	Certificate of Change filed December 9, 2015	8-K	12/10/2015
3.10	Certificate of Amendment to the Certificate of Incorporation dated August 8, 2017	10-Q	8/9/2017
3.11	Certificate of Amendment to the Certificate of Incorporation dated May 3, 2019	10-Q	5/7/2019
3.12	Certificate of Designation of Series B Preferred Stock	8-K	6/6/2019
3.13	First Amended and Restated Bylaws of Workhorse Group Inc.	8-K	4/4/2022
3.14	Certificate of Amendment to the Company’s Articles of Incorporation	8-K	9/6/2023
3.15	Third Amended and Restated Bylaws	8-K	12/15/2025
4.1	Description of Securities Registered under Section 12 of the Securities Exchange Act of 1934	10-K	3/31/2026
4.2	Indenture, dated December 27, 2023, by and between Workhorse Group Inc. and U.S. Bank, National Association	8-K	12/28/2023
10.1	Director Agreement by and between Workhorse Group Inc. and Raymond Chess dated October 24, 2013	8-K	10/30/2013
10.2	Form of Indemnification Agreement	10-K	3/1/2021
10.3	Amended and Restated Subordinated Convertible Note, dated December 15, 2025	8-K	12/15/2025
10.4	Amended and Restated Subsidiary Guarantee, dated December 15, 2025	8-K	12/15/2025
10.5	Credit Agreement (Customer Orders), dated December 15, 2025, by and among Workhorse Group Inc., certain subsidiaries of Workhorse Group Inc., and Motive GM Holdings II LLC	8-K	12/15/2025
10.6	Credit Agreement (Cash Flow), dated December 15, 2025, by and among Workhorse Group Inc., certain subsidiaries of Workhorse Group Inc., and Motive GM Holdings II LLC	8-K	12/15/2025

10.8	Security Agreement, dated December 15, 2025	8-K	12/15/2025
10.9	Registration Rights Agreement, dated December 15, 2025	8-K	12/15/2025
10.1	Purchase and Sale Agreement, dated August 15, 2025, by and between Workhorse Motor Works Inc. and Mango Workhorse, LLC	8-K	8/15/2025
10.11	Form of Waiver, Repayment and Exchange Agreement, dated August 15, 2025	8-K	8/15/2025
+ 10.6	Employment Agreement between Workhorse Group Inc. and Joshua Anderson, dated September 21, 2021	10-K	3/1/2022
+ 10.7	Employment Agreement between Robert Ginnan and Workhorse Group Inc. dated January 4, 2022	8-K	1/4/2022
10.15	At-the-Market-Sales Agreement, dated March 10, 2022, between the Company and BTIG, LLC.	8-K	3/10/2022
+ 10.16	Short-Term Incentive Plan	10-K	3/1/2022
+ 10.17	Workhorse Group Inc. Amended and Restated 2023 Long-Term Incentive Plan	DEF 14A	10/8/2025
+ 10.20	Form of Executive Restricted Stock Unit Award Agreement under 2023 Long-Term Incentive Plan	10-K	3/12/2024
+ 10.30	Form of Director Restricted Stock Unit Award Agreement under 2023 Long-Term Incentive Plan	10-K	3/12/2024
+ 10.32	Amendment to Employment Agreement and Salary Deferral Agreement, dated as of March 11, 2024, by and between the Company and Robert Ginnan.	10-Q	5/20/2024
+ 10.33	Second Amendment to Employment Agreement, dated August 15, 2025, between the Company and Richard Dauch	10-Q	11/10/2025
+ 10.34	Second Amendment to Employment Agreement, dated August 15, 2025, between the Company and Robert Ginnan.	10-Q	11/10/2025
+ 10.35	Second Amendment to Employment Agreement, dated August 15, 2025, between the Company and James Harrington.	10-Q	11/10/2025
+ 10.36	Second Amendment to Employment Agreement, dated August 15, 2025, between the Company and Stan March.	†
+ 10.37	Second Amendment to Employment Agreement, dated August 15, 2025, between the Company and Josh Anderson.	†
+ 10.38	Amended and Restated Second Amendment to Employment Agreement, dated December 15, 2025, between the Company and Robert Ginnan.	†
+ 10.39	Letter Agreement, dated as of April 25, 2026, by and between the Company and Scott Griffith	8-K	4/25/2026
16.1	Letter re Change in Certifying Accountant	8-K	1/21/2025
16.2	Letter re Change in Certifying Accountant	8-K	12/9/2024
19.1	Insider Trading Policy	10-K	3/31/2025
21.1	List of Subsidiaries	10-K	3/31/2026
23.1	Consent of CBIZ CPAs P.C.	10-K	3/31/2026
23.2	Consent of Carr, Riggs & Ingram, L.L.C.	10-K	3/31/2026
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	10-K	3/31/2026
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	10-K	3/31/2026
31.3	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	†
31.4	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	†
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	10-K	3/31/2026
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	10-K	3/31/2026

97.1	Clawback Policy, effective October 2, 2023	10-K	3/31/2025
101.INS	Inline XBRL INSTANCE DOCUMENT	†
101.SCH	Inline XBRL Taxonomy Extension Schema Document	†
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	†
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	†
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document	†
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	†
104	Inline XBRL Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	†
† Exhibits that are filed with this report.
+ Indicates a management contract or compensatory arrangement.

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

WORKHORSE GROUP INC.

Dated:	April 29, 2026	By:	/s/ Scott Griffith
		Name:	Scott Griffith
		Title:	Chief Executive Officer, President and Director (Principal Executive Officer)