Form 10-Q
period 2026-03-31
Workhorse Group Inc.
filed 2026-05-14
CIK 1425287

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________
Commission file number: 001-37673
WORKHORSE GROUP INC.
(Exact name of registrant as specified in its charter)

Nevada	26-1394771
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
48443 Alpha Drive #190, Wixom, Michigan 48393
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
The number of shares of the Registrant’s Common Stock, $0.001 par value per share, outstanding as of May 8, 2026, was 10,893,400.

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

Factors that could cause actual results to differ materially include, but are not limited to: our ability to develop and manufacture our product portfolio, including the Class 5/6 W56 Step Van, Class 5/6 Stripped Chassis, Class 4 EPIC4 Shuttle Bus, School Bus, Box Truck, Work Truck, and other programs; our ability to attract and retain customers for our existing and new products; ongoing, anticipated or unexpected changes in the U.S. political environment, including those resulting from the current presidential administration, control of Congress, and changes to regulatory agencies; the implementation of changes to the existing tariff regime by the current presidential administration and measures taken in response to such tariffs by foreign governments; risks associated with obtaining orders and executing upon such orders; the unavailability, reduction, elimination or adverse application of government subsidies and incentives or any challenge to or failure by the federal government, states or other governmental entities to adopt or enforce regulations such as the California Air Resource Board’s Advanced Clean Fleet regulation; changes in attitude toward environmental, social, and governance matters among regulators, investors, and parties with which we do business; supply chain disruptions, including constraints on steel, semiconductors and other material inputs and resulting cost increases impacting our Company, our customers, our suppliers or the industry; our ability to capitalize on opportunities to deliver products to meet customer requirements; our limited operations and need to expand and enhance elements of our production process to fulfill product orders; our general inability to raise additional capital to fund our operations and business plan; our ability to receive sufficient proceeds from our current and any future financing arrangements to meet our liquidity needs and the potential costs, dilution and restrictions resulting from any such financing; our ability to maintain the listing of our securities on the Nasdaq Capital Markets and the impact of any steps we have taken, including reverse splits of our Common Stock, or any future steps we may take to regain such compliance, on our operations, stock price and future access to liquidity; our ability to protect our intellectual property; market acceptance of our products; our ability to obtain sufficient liquidity from operations and financing activities to continue as a going concern and, our ability to control our expenses; the effectiveness of our cost control measures and impact such measures could have on our operation; potential competition, including without limitation shifts in technology; volatility in and deterioration of national and international capital markets and economic conditions; global and local business conditions; acts of war (including without limitation the ongoing war in Ukraine and conflicts in the Middle East) and/or terrorism; the prices being charged by our competitors; our inability to retain key members of our management team; our inability to satisfy our customer warranty claims; the outcome of any regulatory or legal proceedings, including with Coulomb Solutions Inc.; and other risks and uncertainties and other factors discussed from time to time in our filings with the Securities and Exchange Commission (“SEC”), including under the “Risk Factors” section of our filings with the SEC, including our Annual Report on Form 10-K for the year ended December 31, 2025 (the “2025 Form 10-K”).

Forward-looking statements speak only as of the date hereof. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based, except as required by law.

ii

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Workhorse Group Inc.
Condensed Consolidated Balance Sheets

(in thousands, except share amounts)	(Unaudited) March 31, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$600	$12,240
Restricted cash	680	680
Accounts receivable, less allowance for credit losses of $295 and $435 as of March 31, 2026 and December 31, 2025, respectively	3,422	3,889
Inventory, net	37,272	39,065
Prepaid expenses and other current assets	5,059	3,948
Total current assets	47,033	59,822
Property, plant and equipment, net	20,689	22,470
Goodwill	3,482	3,130
Intangible assets, net	10,041	10,182
Operating lease right-of-use assets, net	21,075	21,872
Other assets	416	416
Total Assets	$102,736	$117,892
Liabilities
Current liabilities:
Accounts payable	$13,461	$13,301
Accrued liabilities and other current liabilities	11,993	11,063
Deferred revenue	1,291	1,615
Warranty liability - current portion	3,830	3,183
Operating lease liability - current portion	1,387	3,616
Stock rights liability	1,339	6,074
Customer order credit agreement - related party	5,000	—
Total current liabilities	38,301	38,852
Operating lease liability - long-term	20,839	18,777
Cash flow credit agreement - related party	10,000	10,000
Convertible notes at fair value - related party	5,679	5,429
Warranty liability - long-term	1,724	1,792
Total Liabilities	76,543	74,850
Commitments and contingencies
Stockholders’ Equity:
Series A preferred stock, par value of $0.001 per share, 75,000,000 shares authorized, 0 shares issued and outstanding at March 31, 2026 and December 31, 2025, respectively	—	—
Common stock, par value $0.001 per share, 36,000,000 shares authorized, 10,449,859 and 9,699,858 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	11	10
Additional paid-in capital	365,087	362,055
Accumulated deficit	(338,905)	(319,023)
Total stockholders’ equity	26,193	43,042
Total Liabilities and Stockholders’ Equity	$102,736	$117,892
See accompanying notes to the Condensed Consolidated Financial Statements.

Workhorse Group Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended March 31,
(in thousands, except per share amounts)	2026	2025
Sales, net of returns and allowances	$4,329	$1,145
Cost of sales	11,811	2,224
Gross loss	(7,482)	(1,079)
Operating expenses:
Selling, general and administrative	9,545	4,340
Research and development	4,069	3,660
Total operating expenses	13,614	8,000
Loss from operations	(21,096)	(9,079)
Interest expense, net	(354)	(3,576)
Change in fair value of convertible note	(145)	—
Change in fair value of stock rights	1,703	—
Other expense	(24)	(1)
Loss before benefit for income taxes	(19,916)	(12,656)
Benefit for income taxes	34	—
Net loss	$(19,882)	$(12,656)

Net loss per share of common stock
Basic and Diluted	$(1.99)	$(1.36)

Weighted-average shares used in computing net loss per share of common stock
Basic and Diluted	10,014	9,329

See accompanying notes to the Condensed Consolidated Financial Statements.

Workhorse Group Inc.
Condensed Consolidated Statements of Stockholders’ Equity (Deficit)
(Unaudited)

	Series A Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
(in thousands)	Number of Shares	Amount	Number of Shares	Amount
Balance as of December 31, 2025	—	$—	9,700	$10	$362,055	$(319,023)	$43,042
Common stock issued for stock rights	—	—	750	1	3,032	—	3,033
Net loss	—	—	—	—	—	(19,882)	(19,882)
Balance as of March 31, 2026	—	$—	10,450	$11	$365,087	$(338,905)	$26,193

	Series A Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
(in thousands)	Number of Shares	Amount	Number of Shares	Amount
Balance as of December 31, 2024	44,866	$45	9,328	$9	$214,063	$(254,937)	$(40,820)
Stock-based compensation	—	—	—	—	106	—	106
Exercise of stock options	—	—	3	—	—	—	—
Net loss	—	—	—	—	—	(12,656)	(12,656)
Balance as of March 31, 2025	44,866	$45	9,331	$9	$214,169	$(267,593)	$(53,370)

See accompanying notes to the Condensed Consolidated Financial Statements

Workhorse Group Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
(in thousands)	2026	2025
Cash flows from operating activities:
Net loss	$(19,882)	$(12,656)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,015	197
Allowance for credit losses	(140)	—
Excess and obsolete inventory	66	—
Non-cash lease expense	797	218
Warranty provision	1,800	251
Stock-based compensation	—	106
Non-cash interest expense and change in fair value of convertible notes	250	—
Non-cash change in fair value of stock rights	(4,735)	—
Non-cash conversion of stock rights	3,032	—
Loss on disposal of assets	23	—
Effects of changes in operating assets and liabilities:
Accounts receivable	642	(1,025)
Inventory, net	1,727	(3,188)
Prepaid expenses and other current assets	(1,146)	330
Accounts payable	171	654
Accrued liabilities and other long-term liabilities	(968)	2,954
Operating lease liability	(167)	(328)
Net cash used in operating activities	(16,515)	(12,487)

Cash flows from investing activities:
Capital expenditures	(125)	(168)
Net cash used in investing activities	(125)	(168)
Cash flows from financing activities:
Proceeds from secured promissory note - related party	—	10,000
Proceeds from Customer Order Credit Agreement - related party	5,000	—
Net cash provided by financing activities	5,000	10,000

Change in cash and cash equivalents and restricted cash	(11,640)	(2,655)
Cash and cash equivalents and restricted cash, beginning of the period	12,920	6,629
Cash and cash equivalents and restricted cash, end of the period	$1,280	$3,974

Supplemental disclosure of cash flow information:
Cash paid for interest	$227	$—
Cash paid for taxes	$—	$—

See accompanying notes to the Condensed Consolidated Financial Statements.

Workhorse Group Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1.SUMMARY OF BUSINESS AND SIGNIFICANT ACCOUNTING PRINCIPLES

Overview

Workhorse Group Inc. (“Workhorse,” or the “Company”) is a North American manufacturer of medium-duty electric trucks and buses. Our primary focus is to provide sustainable and cost-effective solutions to the commercial transportation sector. We design and manufacture all-electric vehicles, including the technology that optimizes the way that these vehicles operate. The Company’s best-in-class vehicles are designed for last-mile delivery, medium-duty operations, and a growing range of specialized applications.
Reverse Merger Transaction
On December 15, 2025 (the “Closing Date”), we completed our merger with Motiv Power Systems, Inc. (“Motiv”), pursuant to which Motiv became our indirect, wholly owned subsidiary (the “Merger”). Following the Merger, the Company has continued to operate under the legal name Workhorse Group Inc., which remains the registrant for the United States Securities and Exchange Commission (“SEC”) reporting purposes, and Workhorse’s common stock continues to be listed on The Nasdaq Stock Market LLC under the ticker symbol “WKHS.” The Merger was accounted for as a reverse acquisition, with Motiv being treated as the acquirer for accounting purposes, in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 805, Business Combinations. Accordingly, the consolidated assets, liabilities and results of operations of Motiv became the historical consolidated financial statements of the combined company, and Workhorse’s assets, liabilities and results of operations were consolidated with those of Motiv beginning on the acquisition date. Operations prior to the Merger are presented as those of Motiv in this and future reports. Workhorse’s assets and liabilities were measured and recognized at their fair values as of the closing of the Merger. References to “Workhorse,” the “Company,” “we,” “us,” or “our,” when used in the Condensed Consolidated Financial Statements incorporate the operations of Motiv unless otherwise indicated or the context requires otherwise. See further discussion of the transactions in connection with the Merger in Note 2, Merger and Related Transactions and Note 8, Debt.

Liquidity, Capital Resources, and Going Concern

The accompanying Condensed Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) applicable to a going concern. The going concern basis of presentation assumes that the Company will continue in operation for at least one year after the date these Condensed Consolidated Financial Statements are issued and will be able to realize assets and discharge its liabilities and commitments in the normal course of business. The Condensed Consolidated Financial Statements do not include any adjustments to the carrying amounts and classification of assets, liabilities, and reported expenses that may be necessary if the Company were unable to continue as a going concern.

Pursuant to the requirements of FASB ASC Topic 205-40, Presentation of Financial Statements - Going Concern (“ASC 205-40”), management must evaluate whether there are conditions and events, considered in aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern for at least one year after the date that these Condensed Consolidated Financial Statements are issued. In accordance with ASC 205-40, management’s analysis can only include the potential mitigating impact of management’s plans that have not been fully implemented as of the issuance date if (i) it is probable that management’s plans will be effectively implemented on a timely basis, and (ii) it is probable that the plans, when implemented, will alleviate the relevant conditions or events that raise substantial doubt about the Company’s ability to continue as a going concern.

We had sales of $4.3 million, incurred a net loss of $19.9 million and used $16.5 million of cash in operating activities during the three months ended March 31, 2026. As of March 31, 2026, the Company had positive working capital of $8.7 million, including $0.6 million of cash and cash equivalents and $0.7 million of restricted cash, and an accumulated deficit of $338.9 million.

As a result of our recurring losses from operations, accumulated deficit, projected capital needs, delays in bringing our vehicles to market and lower than expected market demand, management determined that substantial doubt exists regarding our ability to continue as a going concern within one year after the issuance date of the accompanying Condensed Consolidated Financial Statements. Our ability to continue as a going concern is contingent upon successful execution of management’s intended plan over the next twelve months to improve our liquidity and working capital, which includes, but is not limited to:

•Generating revenue by increasing sales of our vehicles and other services;
•Reducing redundant expenses and limiting non-strategic capital expenditures;
•Realizing synergies from the Merger, including savings from reducing contract manufacturers for Motiv products by manufacturing them in the Workhorse production facility;
•Continuing efforts to lower the total bill of material cost of our vehicles to be in line with internal combustion engine (“ICE”) vehicles;
•Obtaining proceeds from our current financing arrangements; and
•The successful consummation of a potential equity or equity-linked financing.

It is essential that we have access to capital as we bring our existing line of vehicles to market, scale up production and sales of such vehicles and continue to develop additional variations of our existing vehicles and our next generation of vehicles. There is no assurance that we will be successful in implementing management’s plans to generate liquidity to fund these activities or other aspects of our short and long-term strategy, that our projections of our future capital needs will prove accurate or that any additional funding will be available or sufficient to continue operations in future periods.

Our revenues from operations are unlikely to be sufficient to meet our liquidity requirements for the twelve months following the date of the issuance of our Condensed Consolidated Financial Statements, and, accordingly, our ability to continue as a going concern depends on our ability to obtain proceeds from external financing. We currently expect that our primary sources of financing will be the Credit Agreements (as defined below in Note 2, Merger and Related Transactions) and a potential equity or equity-linked financing.

Because the public float of our Common Stock is currently less than $75.0 million, the SEC’s “baby shelf” rules will limit the amount of securities we can offer and sell pursuant to a registration statement on Form S-3, including Common Stock and all other securities, to one-third of our public float in any twelve-month period. Accordingly, our ability to obtain liquidity through registered offerings of securities is substantially limited.

Subject to certain conditions, the Credit Agreements permit the Company to raise funds through an equity or equity-linked financing; however, the consummation of such a transaction is not probable as of the issuance date of the accompanying Condensed Consolidated Financial Statements.

Because of the foregoing, our ability to obtain proceeds from additional financings is extremely limited under current conditions, and if we are unable to obtain such proceeds, we may need to further adjust our operations and/or elect or be required to seek protection by filing a voluntary petition for relief under the Bankruptcy Code. If this were to occur, the value available to our various stakeholders, including our creditors and stockholders, is uncertain and trading prices for our securities may bear little or no relationship to the actual recovery, if any, by holders of our securities in bankruptcy proceedings.

In order to manage liquidity and operating capital, in August 2025, the Company entered into certain transactions, including the Convertible Financing (described in Note 8, Debt) and the Sale-Leaseback transaction (described in Note 2, Merger and Related Transactions), pursuant to which the Company received gross proceeds of $25.0 million. As of March 31, 2026, there was $5.0 million in principal outstanding under the Convertible Financing. Additionally, in December 2025, the Company entered into the Customer Order Credit Agreement and the Cash Flow Credit Agreement (each as defined below in Note 2, Merger and Related Transactions). As of March 31, 2026, the Customer Order Credit Agreement provided Workhorse with up to $40.0 million to fund vehicle manufacturing in connection with Qualified Purchase Orders (as defined in the Customer Order Credit Agreement) and the Cash Flow Credit Agreement provided Workhorse with a line of credit with borrowing capacity of up to $10.0 million to fund its working capital requirements, including costs related to the Merger, and its general corporate purposes. As of March 31, 2026, the Company had $5.0 million in outstanding borrowings and remaining availability of $35.0 million under the Customer Order Credit Agreement and $10.0 million in outstanding borrowings and no remaining availability under the Cash Flow Credit Agreement.

The Company is actively working to evaluate financing alternatives; however, as noted above, as of the issuance date of the accompanying Condensed Consolidated Financial Statements, it is not probable that a potential equity or equity-linked financing transaction will be consummated.

We may also rely on other debt financing or other sources of capital funding, such as through the sale of assets, to obtain sufficient financial resources to fund our operating activities. If we are unable to maintain sufficient financial resources, our business, financial condition and results of operations, as well as our ability to continue to develop, produce and market our vehicle programs and satisfy our obligations as they become due, we will be materially and adversely affected. This could affect future vehicle program production and sales. Failure to receive additional proceeds will have a material, adverse impact on our business operations. There can be no assurance that we will be able to obtain the additional proceeds needed to achieve our goals on acceptable terms or at all. Additionally, any additional equity or equity-linked financings would likely have a dilutive effect on the holdings of our existing stockholders. Our current level of cash and cash equivalents is not sufficient to execute our business plan. For the foreseeable future, we will incur operating expenses, capital expenditures and working capital funding that will deplete our cash on hand.

The conditions described above raise substantial doubt regarding our ability to continue as a going concern for a period of at least one year from the date of issuance of these Condensed Consolidated Financial Statements.

Basis of Presentation and Consolidation

The accompanying unaudited Condensed Consolidated Financial Statements include the accounts of Workhorse Group Inc. and its subsidiaries, with all intercompany transactions and balances having been eliminated. The Company prepared the Condensed Consolidated Financial Statements in accordance with GAAP and the rules and regulations of the SEC and, in the Company’s opinion, reflect all necessary adjustments, including normal recurring items that are necessary.

Since Motiv was determined to be the accounting acquirer in connection with the Merger, the Condensed Consolidated Financial Statements for periods prior to the Merger reflect only Motiv’s historical results of operations and financial position. Subsequent to the Merger, the Condensed Consolidated Financial Statements as of and for the three months ended March 31, 2026 includes the combined entities’ activity and financial position.

The Company has elected the fair value option for its convertible debt. This election was made to align the measurement of these financial instruments with their market values and simplify the accounting for the components. Changes in fair value of convertible debt are recognized in the Condensed Consolidated Statements of Operations.

In the opinion of our management, the unaudited Condensed Consolidated Financial Statements have been prepared on a basis consistent with the audited Consolidated Financial Statements and include all adjustments necessary for the fair presentation of Workhorse’s financial condition, results of operations and cash flows for the interim periods presented. Such adjustments are of a normal, recurring nature. The results of operations and cash flows for the interim periods presented may not necessarily be indicative of full-year results. These Condensed Consolidated Financial Statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

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

Reclassifications

The Company reclassified certain prior period amounts on the Condensed Consolidated Balance Sheets to conform to the current-period presentation. These reclassifications had no impact on net income (loss), total assets, or total liabilities.

Segment Reporting
The Company operates as a single reporting segment under ASC 280, Segment Reporting, which encompasses the design, manufacture, and distribution of all-electric vehicles. The Company’s operations are conducted within the United States, and revenues or long-lived assets attributable to foreign countries were not material for the periods presented. The Chief Executive Officer (CEO), as the Company’s Chief Operating Decision Maker (CODM), evaluates financial performance and allocates resources based on consolidated financial information, including total revenues, operating income, and profitability for the business as a whole. The significant expenses regularly reviewed by the CODM to evaluate segment performance are the expenses presented in the Condensed Consolidated Statement of Operations, and no further disaggregation is provided for segment review purposes. As such, segment information has been presented at the consolidated level, as there are no additional reportable segments in the context of ASC 280.

2.    MERGER AND RELATED TRANSACTIONS

As described in Note 1, Motiv merged with a wholly owned subsidiary of Workhorse on December 15, 2025. The Merger was accounted for as a business combination in accordance with ASC 805, Business Combinations. While the legal acquirer in the Merger was Workhorse, for financial accounting and reporting purposes under GAAP, Motiv was the accounting acquirer, and the Merger was accounted for as a reverse acquisition for accounting purposes. Motiv was determined to be the accounting acquirer primarily based on the facts that (i) Motiv’s investors own a substantial majority of the voting rights in the combined company; (ii) Motiv designated a majority (five of seven) of the initial members of the board of directors of the combined company; and (iii) Motiv’s senior management hold most key positions in senior management of the combined company. Accordingly, the consolidated assets, liabilities and results of operations of Motiv became the historical consolidated financial statements of the combined company, and Workhorse’s assets, liabilities and results of operations were consolidated with those of Motiv beginning on the acquisition date at the estimated fair value of assets acquired and liabilities assumed. Operations prior to the Merger are presented as those of Motiv in this and future reports.

Prior to the Closing Date of the Merger, Motive GM Holdings II LLC (“MGMH”), a Delaware limited liability company, was Motiv’s controlling stockholder and largest creditor, with all financial indebtedness of Motiv beneficially owned by MGMH or one of its affiliates. In connection with the closing of the Merger, MGMH received 6,629,800 shares of Common Stock (the “Merger Consideration”) in partial satisfaction of the financial indebtedness of Motiv beneficially owned by MGMH or one of its affiliates, with any remaining indebtedness cancelled for no consideration, which resulted in MGMH owning 68.3% of the then issued and outstanding of our Common Stock. All outstanding preferred and common shares of Motiv were cancelled for no consideration. In addition, pursuant to the Merger agreement, all unexercised and outstanding Workhorse stock options were cancelled for no consideration, and all other awards under Workhorse’s equity incentive plans that were unvested immediately prior to the Merger were accelerated in full, with performance deemed achieved at target level for performance share units.

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

In addition, in accordance with the terms of the Repayment Agreement, Workhorse issued to the 2024 Note Holder rights (the “Rights”) to acquire 1,193,364 shares of Common Stock in exchange for the cancellation of the 2024 Warrants (the “Exchange”). Upon completing the repayment and the exchange, Workhorse had no outstanding obligations under the 2024 Notes, all of the 2024 Notes and 2024 Warrants were cancelled, and all collateral, including the Cash Collateral (as defined in the Repayment agreement), securing the 2024 Notes was released. Following the repayment and the exchange effective December 15, 2025, the parties thereto terminated the Securities Purchase Agreement, by and between Workhorse and the 2024 Note Holder (the “Securities Purchase Agreement”). As of March 31, 2026, 750,000 shares of Common Stock have been issued to the 2024 Note Holder, and 443,364 shares remain issuable under the Rights.
The Sale-Leaseback Transaction

On August 15, 2025, in connection with the sale and leaseback transaction (the “Sale-Leaseback”), a subsidiary of Workhorse, Workhorse Motor Works Inc., entered into a Purchase and Sale Agreement with an affiliate of MGMH (the “Property Purchaser”) for the sale of its Union City, Indiana manufacturing facility and campus (the “Property”), excluding any equipment and any fixtures solely used in the production of vehicles, to the Property Purchaser for a purchase price, before fees and expenses, of $20.0 million. Workhorse used the proceeds to redeem a portion of the 2024 Notes pursuant to the Repayment Agreement, to pay Merger transaction expenses, and for general corporate purposes.

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

The Customer Order Credit Agreement provided Workhorse with up to $40.0 million to fund vehicle manufacturing in connection with Qualified Purchase Orders (as defined in the Customer Order Credit Agreement). Under the Customer Order Credit Agreement, a Qualified Purchase Order includes purchase orders entered into between Workhorse and/or one or more of its subsidiaries and a customer made on terms approved by MGMH or substantially similar to terms previously approved by

MGMH pursuant to a master purchase agreement or other standard terms and conditions approved by MGMH. The amount of funds advanced by MGMH upon the receipt of an acceptable purchase order will be determined by MGMH but will not exceed 70% of the purchase price for the ordered vehicles without MGMH’s consent. The Cash Flow Credit Agreement provided Workhorse with a line of credit with borrowing capacity of up to $10.0 million to fund its working capital requirements, including costs related to the Merger, and its general corporate purposes. See Note 8, Debt for additional information regarding the Closing Debt Financing.

In April 2026, the Credit Agreements were amended to increase the borrowing capacity under the Cash Flow Credit Agreement to $20.0 million and decrease the borrowing capacity under the Customer Order Credit Agreement to $30.0 million. See Note 16 – Subsequent Events for additional information.

Purchase Price Allocation

Under reverse acquisition accounting, the assets and liabilities of Workhorse were recorded at their fair value. For additional details on the fair value measurement of the acquired assets and liabilities assumed, including the valuation techniques used, please refer to Note 10, Fair Value Measurements in the 2025 Form 10-K.
The following table summarizes the fair value of purchase consideration for the Merger and the preliminary allocation of the purchase price to the identifiable assets acquired and liabilities assumed, based on their estimated fair values as of the acquisition date:

(in thousands)	Purchase Price Allocation
Cash and cash equivalents	$10,430
Accounts receivable	377
Inventory	24,642
Prepaid expenses and other current assets	4,679
Property and equipment	21,386
Goodwill	3,482
Intangible assets	10,200
Operating leases right-of-use assets	21,691
Other assets	416
Accounts payable	(9,822)
Accrued liabilities and other liabilities	(13,392)
Stock rights liability	(7,112)
Convertible note	(5,412)
Operating lease liability	(22,051)
Total purchase consideration	$39,514
The allocation of the purchase price is preliminary and subject to adjustment during the measurement period, not to exceed one year from the acquisition date, as we finalize the valuations for tangible and intangible assets. During the three months ended March 31, 2026, the Company recorded measurement period adjustments related to additional information obtained about facts and circumstances that existed as of the acquisition date. These adjustments relate to the recognition of additional accrued legal fees following the finalization of a legal settlement associated with litigation that existed at the acquisition date. As a result, the Company increased accrued liabilities by $0.4 million and recorded a corresponding increase to goodwill.

The Company will continue to evaluate information obtained during the measurement period and may record further adjustments to the preliminary purchase price allocation as additional information becomes available.

The results of Workhorse’s operations have been included in our condensed consolidated financial statements for the three months ended March 31, 2026.

The following unaudited pro forma summary presents consolidated information of the Company as if the business combination had occurred on January 1, 2025.

(in thousands)	Three Months Ended March 31, 2025
Revenue	$1,786
Net loss	(27,794)

The unaudited pro forma financial information includes adjustments for (i) interest expense on new debt (the Convertible Financing and Cash Flow Credit Agreement), (ii) interest expense for historical debt that was forgiven as part of the Merger, (iii) stock-based compensation expense for accelerated vesting of Workhorse stock options, issuance of director grants, and the cancellation of Motiv shares, (iv) acquisition-related costs, and (v) the sale and leaseback transaction, including the gain on sale of assets, depreciation expense of assets prior to sale, and lease expense.

The unaudited pro forma financial information is provided for illustrative purposes only and does not reflect the results of operations that would have occurred had the acquisition taken place on that date.

3.    INVENTORY, NET

Inventory, net consisted of the following:

(in thousands)	March 31, 2026	December 31, 2025
Raw materials	$48,785	$49,962
Work in process	1,530	1,341
Finished goods[1]	6,054	6,793
Total Inventory	56,369	58,096
Less: inventory reserves	(19,097)	(19,031)
Inventory, net	$37,272	$39,065
1 Finished goods inventory includes new vehicles available for sale.
We reserve for any excess or obsolete inventories or when we believe the net realizable value of inventories is less than the carrying value. As of March 31, 2026, and December 31, 2025, we carried inventory reserves of $19.1 million and $19.0 million, respectively.

4.    PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consisted of the following:

(in thousands)	March 31, 2026	December 31, 2025
Prepaid purchases	$2,713	$443
Less: prepaid purchases reserve	(75)	(75)
Prepaid purchases, net	2,638	368
Prepaid insurance	1,429	1,768
Right of return asset	351	351
Prepaid software costs	—	878
Other	641	583
Prepaid expenses and other current assets	$5,059	$3,948

Prepaid purchases consist of deposits made to our suppliers for non-recurring engineering costs and production parts. As of March 31, 2026 and December 31, 2025, net prepaid purchases primarily consisted of deposits for direct materials associated with the manufacturing of our vehicles.

5.    GOODWILL AND INTANGIBLE ASSETS

The Company recognized goodwill as a result of the Merger on December 15, 2025. The goodwill represents the excess of the purchase price over the fair value of net assets acquired and is attributable to expected synergies from the Merger, as well as the value of the assembled workforce. The goodwill is not deductible for tax purposes.
As of March 31, 2026 and December 31, 2025, goodwill totaled $3.5 million and $3.1 million, respectively. During the three months ended March 31, 2026, the Company recorded measurement period adjustments that increased goodwill by $0.4 million. See Note 2 - Merger and Related Transactions for additional information.
We evaluate goodwill for impairment annually on October 1st of each year, or more frequently if events or changes in circumstances indicate the asset might be impaired. No indicators of impairment were identified for the three months ended March 31, 2026.

We acquired identifiable intangible assets as a result of the Merger on December 15, 2025.

Intangible assets consist of the following:

	As of March 31, 2026			As of December 31, 2025
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Definite-lived intangible assets:
Proprietary technology	$1,150	$(67)	$1,083	$1,150	$(10)	$1,140
Customer relationships	4,750	(92)	4,658	4,750	(8)	4,742
Total	$5,900	$(159)	$5,741	$5,900	$(18)	$5,882

Indefinite-lived intangible assets:
Trade name	4,300	—	4,300	4,300	—	4,300
Total intangible assets	$10,200	$(159)	$10,041	$10,200	$(18)	$10,182

Amortization expense for the three months ended March 31, 2026 and 2025 was $0.1 million and $0 million, respectively. No indicators of impairment were identified for the three months ended March 31, 2026 and 2025.

6.    REVENUE
The following table provides a summary of sales activity for the periods indicated:

	Three Months Ended March 31,
(in thousands)	2026	2025
Vehicles	$4,274	$1,095
Services, parts and accessories	26	23
Extended warranty revenue	29	27
Total revenues	$4,329	$1,145
For the three months ended March 31, 2026, three entities represented 88% of our total revenues, and for the three months ended March 31, 2025, one entity represented 95% of our total revenues.
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
Extended Warranty Revenue
We also provide extended warranty services to customers. Revenue related to these services is recognized over time as the services are provided.
Deferred Revenue

Deferred revenue related to the sales of select vehicles consisted of the following:

	March 31,	March 31,
(in thousands)	2026	2025
Deferred revenue, beginning of period	$1,615	$794
Additions	7	14
Revenue recognized	(331)	(34)
Deferred revenue, end of period	$1,291	$774
Less: current portion	1,291	774
Long-term deferred revenue, end of period	$—	$—

7.    ACCRUED AND OTHER CURRENT LIABILITIES

Accrued and other current liabilities consisted of the following:

(in thousands)	March 31, 2026	December 31, 2025
Accrued payroll	5,877	4,578
Supplier allowance	1,398	1,046
Sales returns and allowances	457	457
Accrued Merger transaction costs	3,000	3,000
Financed insurance liability	876	1,303
Other	385	679
Total accrued and other current liabilities	$11,993	$11,063

Warranty Liability
We generally provide a manufacturer’s warranty on all new vehicles we sell. We record a warranty liability for the products sold by us, which includes our best estimate of the projected costs to repair or replace items under warranties and recalls if identified. The amount of warranty liability accrued reflects management’s best estimate of the nature, frequency, and costs of future claims. Historically, the cost of fulfilling the warranty obligations has principally involved replacement parts, towing and transportation costs, labor and sometimes travel for any field retrofit campaigns. Our estimates are based on historical experience, the extent of pre-production testing, the number of units involved, and the extent of features/components included in product models. We record adjustments to our estimates when those differences are known.
Although we believe the estimates and judgments discussed herein are reasonable, actual results could differ, and we may be exposed to increases or decreases in our warranty liability accrual that could be material. The increase in warranty costs incurred and accrual for warranty during the three months ended March 31, 2026 was primarily attributable to costs related to a retrofit campaign that is underway for certain Motiv trucks sold in Canada. Costs incurred during the quarter were higher than our original estimates, and we increased our reserves required to complete the retrofit campaign.
Accrued warranty activity consisted of the following:

(in thousands)	March 31, 2026	March 31, 2025
Warranty liability, beginning of period	$4,975	$2,737
Warranty costs incurred	(1,221)	(375)
Accrual for warranty	1,800	251
Warranty liability, end of period	5,554	2,613
Less: current portion	3,830	1,501
Long-term warranty liability, end of period	$1,724	$1,112

8.    DEBT
A reconciliation of the fair value of convertible notes is as follows:

(in thousands)	March 31, 2026	December 31, 2025
Debt, beginning of period	$15,429	$68,363
Debt issued during period	5,000	32,000
Paid-in-kind interest accrued during period	105	17,389
Debt forgiven	—	(107,735)
Debt assumed	—	5,412
Change in fair value of convertible note	145	—
Debt, end of period	20,679	15,429
Debt, current portion	5,000	—
Debt, long-term portion	$15,679	$15,429
Pre-Merger Note Payable

Motiv had a Senior Secured Promissory Note (the “A&R Senior Note”) through which it was provided loan advances at an interest rate of 20% per annum, compounded monthly, by MGMH. Prior to 2025, Motiv had amended and restated the A&R Senior Note to provide advances totaling $35.0 million. During the year ended December 31, 2025, we further amended and restated the A&R Senior Note to provide for an additional $22.0 million in loan advances. Total aggregated principal and compounded interest balance of the A&R Senior Note at December 31, 2024 was $68.4 million.

As of the closing of the Merger, the aggregate outstanding principal and accrued compounded interest related to the A&R Senior Note of $107.7 million was fully forgiven as part of the Merger transaction.

Credit Facilities

On December 15, 2025, Workhorse entered into the Closing Debt Financing, consisting of the (i) Customer Order Credit Agreement and (ii) Cash Flow Credit Agreement, each by and among Workhorse, as borrower, certain subsidiaries of Workhorse, as guarantors, and MGMH as lender.

The Customer Order Credit Agreement originally provided Workhorse with up to $40.0 million to fund vehicle manufacturing in connection with Qualified Purchase Orders (as defined in the Customer Order Credit Agreement). Under the Customer Order Credit Agreement, a Qualified Purchase Order includes purchase orders entered into between Workhorse and/or one or more of its subsidiaries and a customer made on terms approved by MGMH or substantially similar to terms previously approved by MGMH pursuant to a master purchase agreement or other standard terms and conditions approved by MGMH. The amount of funds advanced by MGMH upon the receipt of an acceptable purchase order will be determined by MGMH but will not exceed 70% of the purchase price for the ordered vehicles without MGMH’s consent. The Cash Flow Credit Agreement originally provided Workhorse with a line of credit with borrowing capacity of up to $10.0 million to fund its working capital requirements, including costs related to the Merger, and its general corporate purposes.

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

As of March 31, 2026, we had $5.0 million in outstanding borrowings and remaining availability of $35.0 million under the Customer Order Credit Agreement, and we had $10.0 million in outstanding borrowings and no remaining availability under the Cash Flow Credit Agreement.

As of March 31, 2026, the Company was in compliance with the debt terms and associated covenants under the Customer Order Credit Agreement and the Cash Flow Credit Agreement.

Subsequent to March 31, 2026, the Company amended the Credit Agreements, resulting in an increase in the borrowing capacity under the Cash Flow Credit Agreement to $20.0 million and a decrease in the borrowing capacity under the Customer Order Credit Agreement to $30.0 million. In addition, the Company borrowed additional amounts under the Credit Agreements. See Note 16 – Subsequent Events for additional information.

Convertible Note

In August 2025, in connection with the execution of the Merger Agreement, Workhorse issued a secured convertible note to an affiliate of MGMH, with an aggregate principal balance of $5.0 million (the “Convertible Note,” and the transaction, the “Convertible Financing”). The Convertible Note is subordinated to the Closing Debt Financing and guaranteed by each of Workhorse’s subsidiaries. The Convertible Note bears interest at a rate of 8.0% per annum, subject to adjustment as set forth in the Convertible Note, compounded quarterly and increasing the principal outstanding under the Convertible Note. The Convertible Note matures August 15, 2027. The Convertible Note will be automatically convertible into a number of shares of Workhorse Common Stock equal to the principal amount then outstanding divided by 90% of the price per share paid by investors in a bona fide transaction or series of transactions with the principal purpose of raising capital, pursuant to which the Company issues and sells common stock or preferred stock that occurs after the Closing of the Merger (the “Equity Financing”).

On December 15, 2025, we assumed the Convertible Note in connection with the Merger, and the parties to the Convertible Note entered into an Amended and Restated Convertible Note (the “A&R Note”) to make the obligations under the Convertible Note, as amended, unsecured obligations of Workhorse and each guarantor party thereto. As a result, the Convertible Note

Security Agreement that had been entered into in connection with the issuance of the Convertible Note was terminated on the Closing Date. The Convertible Note Subsidiary Guaranty that had been entered into in connection with the issuance of the Convertible Note was amended and restated (the “A&R Convertible Note Subsidiary Guaranty”) to incorporate the termination of the Convertible Note Security Agreement.

During the three months ended March 31, 2026, an Equity Financing has not occurred and therefore, there were no conversions of principal amounts outstanding under the Convertible Note to Common Stock. As of March 31, 2026, the estimated fair value of the A&R Note was $5.4 million with $0.3 million of paid-in-kind interest accrued and the aggregate principal amount outstanding was $5.0 million.

The fair value of the A&R Note as of March 31, 2026 was estimated using a scenario-based valuation approach that incorporated a discount rate of 11.3%, with a 50% probability assigned to an equity financing event occurring in June 2026 and a 50% probability that the note will be held to maturity in August 2027.

As of March 31, 2026, we were in compliance with the debt terms and associated covenants under the A&R Note.

9.    LEASES
We have entered into various operating lease agreements for offices, manufacturing and warehouse facilities.
We lease the Union City, Indiana manufacturing facility from an affiliate of MGMH, a related party, pursuant to a lease agreement with an initial term of 20 years that commenced in August 2025. We have the option to renew the lease for six additional 5-year renewal terms, subject to the terms of the lease. After the conclusion of the six-month abatement period, base annual rent is $2.1 million and is subject to an annual increase of 3% during the initial term of the lease and certain additional increases during any renewal term.
We determine if an arrangement is a lease, or contains a lease provision, at inception and record the leases in our Condensed Consolidated Financial Statements upon lease commencement, which is the date when the underlying asset is made available for our use by the lessor.
As permitted by ASC 842, “Leases”, we have elected not to record in the Condensed Consolidated Balance Sheets leases with a lease term of 12 months or less at lease inception that do not contain a purchase option or renewal term provision we are reasonably certain to exercise. All other lease right-of-use (“ROU”) assets and lease liabilities are recognized based on the present value of lease payments over the lease term at commencement date. Because most of our leases do not provide an implicit rate of return, we used our incremental borrowing rate based on the information available at lease commencement date in determining the present value of lease payments.
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
During the three months ended March 31, 2026 and 2025, we did not identify any indicators of impairment of ROU assets, and no impairment losses were recognized during the periods.
The components of lease expense are as follows in our Condensed Consolidated Statements of Operations:

	Three Months Ended March 31,
(in thousands)	2026	2025
Short-term lease expense	$—	$35
Operating lease expense	1,445	293
Total lease expense	$1,445	$328

Lease right-of-use assets consisted of the following:

(in thousands)	March 31, 2026	December 31, 2025
Operating lease right-of-use assets	$21,075	$21,872

Lease liabilities consisted of the following:

(in thousands)	March 31, 2026	December 31, 2025
Current portion operating lease liabilities	$1,387	$3,616
Long-term operating lease liabilities	20,839	18,777
Operating lease liabilities	$22,226	$22,393

10.    FAIR VALUE MEASUREMENTS

We estimate the fair value of the A&R Note using commonly accepted valuation methodologies at each reporting date, with changes in fair value recognized in the Condensed Consolidated Statements of Operations. Considerable judgment was required in interpreting market data to develop the estimates of fair value. Accordingly, our estimates are not necessarily indicative of the amounts that we, or holders of the instruments, could realize in a current market exchange. Significant assumptions used in the fair value model for convertible debt included estimates of the redemption dates, discount rates, and the market price of the Company’s Common Stock. The use of different assumptions and/or estimation methodologies could have a material effect on the estimated fair values.
The stock Rights liability is measured at fair value at each reporting date, with changes in fair value recognized in the condensed consolidated statements of operations. The fair value of the stock Rights liability is determined using the quoted market price of the Company’s Common Stock as of the measurement date. Because the valuation is based on unadjusted quoted prices for the Company’s Common Stock in an active market, the stock Rights liability is classified within Level 1 of the fair value hierarchy. Changes in the fair value of the stock Rights liability are primarily driven by fluctuations in the Company’s stock price.
The following table presents the estimated fair values:

	March 31, 2026				December 31, 2025
(in thousands)	Fair Value	Level 1	Level 2	Level 3	Fair Value	Level 1	Level 2	Level 3
A&R note	$5,424	$—	$—	$5,424	$5,279	$—	$—	$5,279
Stock Rights liability	$1,339	$1,339	$—	$—	$6,074	$6,074	$—	$—

The following table presents a roll-forward of the fair value of the convertible notes payable that will continue to be measured at fair value on a recurring basis for which fair value is determined based on significant inputs not observable in the market, which represents a Level 3 measurement within the fair value hierarchy as of March 31, 2026.

(in thousands)	A&R Note
Balance at December 31, 2025	$5,279
Change in fair value during the period	145
Balance at March 31, 2026	$5,424

As of March 31, 2026, there have been no changes in the valuation methodologies or classification of our Level 1 and Level 3 fair value measurements. The Company continues to utilize consistent approaches in determining the fair value of assets and liabilities categorized within these levels, in accordance with ASC 820.

11.    STOCKHOLDERS’ EQUITY
Rights

On December 15, 2025, in connection with the Merger Agreement, we issued the Rights to acquire 1,193,364 shares of Workhorse Common Stock in exchange for the cancellation of the 2024 Warrants. See Note 10, Fair Value Measurement, for more information on the fair value of the Rights. As of March 31, 2026, 750,000 shares of Common Stock have been issued to the 2024 Note Holder, and 443,364 shares remain issuable under the stock Rights liability.

Pre-Merger Motiv Stock

Common Stock

Pre-Merger, Motiv had authorized 82,520,000 shares of common stock, at a par value of $0.001 per share. There were 9,331,713 shares of Motiv common stock issued and outstanding as of March 31, 2025.

Preferred Stock

Pre-Merger, Motiv had 44,866,071 shares of preferred stock, par value $0.001 per share, authorized for issuance, all of which were designated as Series A Preferred Stock.

Voting

The holder of each share of preferred stock was entitled to one vote for each share of common stock into which such preferred stock could then be converted and, with respect to such vote, such holder had full voting rights and powers equal to the voting rights and powers of the holders of Motiv common stock and was entitled to notice of any stockholders’ meeting in accordance with Motiv’s bylaws.

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

The conversion Price of the preferred stock was initially equal to the original issue price. The preferred stock conversion price was subject to adjustment for stock dividends, stock splits, recapitalization and upon the occurrence of certain triggering events related to anti-dilution protection rights. In the event that a future preferred stock financing had occurred at a price lower than the last preferred financing round, the conversion ratios of the existing preferred stock were changed to protect the ownership position of existing investors.

Redemption

Pre-Merger, Motiv was required to redeem the Series A Preferred Stock in the case of a deemed liquidation event which included (a) a merger or consolidation in which: (i) Motiv was a constituent party, or (ii) a subsidiary of Motiv was a constituent party and Motiv issued shares of its capital stock pursuant to such merger or consolidation; except any such merger or consolidation involving Motiv or a subsidiary in which the shares of capital stock of Motiv outstanding immediately prior to such merger or consolidation continued to represent, or were converted into or exchanged for shares of capital stock that represent, immediately following such merger or consolidation, at least a majority, by voting power, of the capital stock of (1) the surviving or resulting corporation; or (2) if the surviving or resulting corporation was a wholly owned subsidiary of another corporation immediately following such merger or consolidation, the parent corporation of such surviving or resulting corporation; or (b) (i) the sale, lease, transfer, exclusive license or other disposition, in a single transaction or series of related transactions, by Motiv or any subsidiary of Motiv of all or substantially all of the assets of Motiv and its subsidiaries taken as a whole, or (ii) the sale or disposition (whether by merger, consolidation or otherwise, and whether in a single transaction or a series of related transactions) of one or more subsidiaries of Motiv if substantially all of the assets of Motiv and its subsidiaries taken as a whole are held by such subsidiary or subsidiaries, except where such sale, lease, transfer, exclusive license or other disposition was to a wholly owned subsidiary of Motiv. However, in such an event all classes of shareholders would be entitled to receive the same type of consideration. Consequently, the Series A Preferred Stock was classified as permanent equity on the Condensed Consolidated Balance Sheet. There were no dividends declared on the shares of Series A Preferred Stock.

As of March 31, 2025, there were 44,866,071 shares of Series A Preferred Stock issued and outstanding.

All pre-Merger Motiv common and preferred stock was cancelled on the Closing date of the Merger.

Post-Merger Workhorse Stock

Common Stock
We have one class of Common Stock, par value $0.001 per share. Each share of our Common Stock is entitled to one vote on all matters submitted to stockholders. As of March 31, 2026, our authorized shares of Common Stock for issuance was 36,000,000, and there were 10,449,859 shares of Common Stock issued and outstanding.
Preferred Stock
Workhorse has authorized 75,000,000 shares of preferred stock, par value $0.001 per share. Our certificate of incorporation provides that shares of preferred stock may be issued from time to time in one or more series. Our Board of Directors is authorized to fix the voting rights, if any, designations, powers, preferences, qualifications, limitations and restrictions thereof, applicable to the shares of preferred stock. As of March 31, 2026, there were no shares of preferred stock issued and outstanding.

12.    INCOME TAXES
As of March 31, 2026 and December 31, 2025, our net deferred tax liability was zero. Cumulative deferred tax assets are fully reserved as there is not sufficient evidence to conclude it is more likely than not the deferred tax assets are realizable. No current liability for federal or state income taxes has been included in these Condensed Consolidated Financial Statements due to the loss for the periods.

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

The following table presents the potentially dilutive shares that were excluded from the computation of diluted net loss per share of Common Stock, because their effect was anti-dilutive:

	Three Months Ended March 31,
	2026	2025
Stock rights outstanding	443,364	—
Conversion of Series A preferred stock	—	44,866,071
Series C-3 Warrants	—	334,516
Exercise of outstanding options	—	19,976,806

14.    RECENT ACCOUNTING PRONOUNCEMENTS
Accounting Standards Issued But Not Yet Adopted
ASU No. 2024-03, Disaggregation of Income Statement Expenses. In November 2024, the FASB issued ASU No. 2024-03, Disaggregation of Income Statement Expenses, which improves income statement expense disclosure requirements. Under ASU No. 2024-03, issuers will be required to incorporate new tabular disclosures disaggregating prescribed expense categories within relevant income statement captions in the notes to their financial statements. These categories include purchases of inventory, employee compensation, depreciation and intangible asset amortization. The amendments are effective for fiscal years beginning after December 15, 2026 and should be applied prospectively. The adoption of ASU No. 2024-03 will require us to provide additional disclosures related to certain income statement expenses, but otherwise will not materially impact our Condensed Consolidated Financial Statements.
ASU No. 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements. In December 2025, the FASB issued ASU No. 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements, which clarifies the applicability of interim reporting guidance, the types of interim reporting, and the form and content of interim financial statements prepared in accordance with GAAP. The amendments are intended to improve the navigability of existing interim reporting requirements and are not intended to expand or reduce current interim disclosure requirements. The amendments are effective for interim reporting periods within annual reporting periods beginning after December 15, 2027, with early adoption permitted, and may be applied prospectively or retrospectively. The Company is currently evaluating the impact of this ASU on its interim consolidated financial statements and related disclosures.
All other ASUs issued but not yet adopted were assessed and determined to be not applicable or are not expected to have a material impact on our Condensed Consolidated Financial Statements or financial statement disclosures.

15.    COMMITMENTS AND CONTINGENCIES

General Matters

The Company is party to various negotiations and legal proceedings arising in the normal course of business. The Company provides reserves for these matters when a loss is probable and reasonably estimable. The Company does not disclose a range of potential loss for these matters because the likelihood of such a loss is remote. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s financial position, results of operations, cash flows or liquidity.

Legal Proceedings

On April 19, 2024, Coulomb Solutions Inc. (“CSI”), a supplier to the Company of certain of the batteries used in its vehicles, filed a complaint captioned Coulomb Solutions, Inc. vs. Workhorse Technologies, Inc., in United States District Court for the Eastern District of Michigan (Case No. 2:24-cv-11048) (the “CSI Litigation”). In its complaint, CSI asserted two claims, including a breach of contract claim and an alternative unjust enrichment claim, that are both based upon Workhorse’s alleged failure to pay amounts due under several invoices. CSI sought to recover damages in excess of $4.0 million, including alleged past due amounts, interest, and collection costs. As of March 31, 2026, the Company had accrued $1.3 million in connection with this dispute along with the outstanding trade amounts. In April 2026, the parties entered into a settlement agreement to resolve the CSI Litigation. See Note 16, Subsequent Events, for more information.

On November 6, 2025, CMD Global Partners (USA), LLC (“CMD”), filed a complaint against the Company in the United States District Court for the Southern District of New York (Case No. 1:25-cv-09298). In its complaint, CMD sought to recover success fees pursuant to a signed engagement letter for investment banking services for the Workhorse Aero divestiture transaction. In April 2026, the parties entered into a settlement agreement, pursuant to which Workhorse will pay CMD an aggregate of $0.6 million, with $0.4 million payable on April 30, 2026 and the remaining $0.2 million on June 29, 2026.

16.    SUBSEQUENT EVENTS
The Company has evaluated subsequent events for potential recognition and disclosures through the date the accompanying condensed consolidated financial statements were filed.

We issued 443,364 shares of Common Stock on April 7, 2026 to the 2024 Note Holder upon conversion of the remaining portion of the stock Rights liability recognized in connection with the Merger. Following these issuances, no shares remain issuable under the stock Rights liability.

On April 1, 2026, we borrowed $7.25 million under the Customer Order Credit Agreement. Also in April 2026, we amended the Credit Agreements to increase the borrowing capacity under the Cash Flow Credit Agreement from $10.0 million to $20.0 million, and reduce the borrowing capacity under the Customer Order Credit Agreement from $40.0 million to $30.0 million. Following the effectiveness of the amendment, we borrowed an additional $10.0 million under the Cash Flow Credit Agreement. As of the filing date, we had $12.25 million in outstanding borrowings and remaining availability of $17.75 million under the Customer Order Credit Agreement, and we had $20.0 million in outstanding borrowings and no remaining availability under the Cash Flow Credit Agreement.

On April 17, 2026, we entered into a binding settlement term sheet (the “Term Sheet”) with Coulomb Solutions, Inc. to resolve the CSI Litigation. The Term Sheet provides for, among other things, the final dismissal of the CSI Litigation with prejudice in exchange for the Company’s payment of $4.3 million (the “Settlement Amount”). In April 2026, the parties entered into a settlement agreement to resolve the CSI Litigation, and the Company’s payment of the Settlement Amount will be no later than May 28, 2026. The Company expects to fund the payment of the Settlement Amount through borrowing under the Customer Order Credit Agreement.
On April 25, 2026, the Company and an affiliate of MGMH entered into an agreement whereby Lessor agreed to a deferral of the Company’s monthly rental payments pursuant to the lease for the Company’s manufacturing facility in Union City, Indiana for five months beginning May 2026, with the entire deferred amount due and payable in a single lump-sum payment on or before September 30, 2026.
Lastly, on April 30, 2026, we announced a purchase order for 100 fully-electric W56 step vans in association with Kingsburg Truck Center (KTC), a leading California truck dealer, from Gateway Fleets, a California-based provider of bundled electric vehicle and charging solutions for commercial delivery operators.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Workhorse Group Inc. (“Workhorse,” or the “Company”) is a North American manufacturer of medium-duty electric trucks and buses. Our primary focus is to provide sustainable and cost-effective solutions to the commercial transportation sector. We design and manufacture all-electric vehicles, including the technology that optimizes the way that these vehicles operate. The Company’s best-in-class vehicles are designed for last-mile delivery, medium-duty operations, and a growing range of specialized applications.
We believe our all-electric commercial vehicles offer fleet operators significant benefits, which include:

•Lower total cost-of-ownership as compared to conventional gas/diesel vehicles;
•Improved profitability through lower maintenance costs and reduced fuel expenses; and
•Decreased vehicle emissions and reduced carbon footprint.
We continue to seek opportunities to grow our business organically, and by expanding relationships with existing and new customers and dealers. We believe we are well positioned to take advantage of long-term opportunities and continue our efforts to bring product innovations to market.

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

The Merger was accounted for as a reverse merger, with Motiv being treated as the acquirer for accounting purposes. References to “Workhorse,” the “Company,” “we,” “us,” or “our,” when used in this Quarterly Report on Form 10-Q (this "Report") incorporate the operations of Motiv unless otherwise indicated or the context requires otherwise. See Note 2, Merger and Related Transactions, in the notes to the accompanying Condensed Consolidated Financial Statements.
Pre-Merger Motiv Indebtedness

Prior to the Closing Date of the Merger, Motive GM Holdings II LLC (“MGMH”), a Delaware limited liability company, was Motiv’s controlling stockholder and largest creditor, with all financial indebtedness of Motiv beneficially owned by MGMH or one of its affiliates. In connection with the closing of the Merger, MGMH received 6,629,800 shares of Workhorse Common Stock (the “Merger Consideration”) in partial satisfaction of the financial indebtedness of Motiv beneficially owned by MGMH or one of its affiliates, with any remaining indebtedness cancelled for no consideration, which resulted in MGMH owning 68.3% of the then issued and outstanding of our Common Stock.
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

The Convertible Financing

On August 15, 2025, Workhorse issued to MGMH a Subordinated Secured Convertible Note (the “Convertible Note”) with an aggregate original principal amount of $5.0 million (the “Convertible Financing”). The Convertible Note was issued without original issue discount, and Workhorse received $5.0 million in proceeds, which was used for general corporate purposes. The Convertible Note bears interest at a rate of 8.0% per annum, subject to adjustment as set forth in the Convertible Note, compounded quarterly and increasing the principal outstanding under the Convertible Note. The Convertible Note was originally a secured obligation of Workhorse, ranking senior to all other indebtedness and, subject to certain limitations, is unconditionally guaranteed by each of Workhorse’s subsidiaries and secured by substantially all of the assets of Workhorse and its subsidiaries.

Workhorse’s obligations under the Convertible Note mature 24 months after the date of issuance. The Convertible Note is automatically convertible into a number of shares of Workhorse Common Stock equal to the principal amount then outstanding divided by 90% of the price per share paid by investors in a bona fide transaction or series of transactions with the principal purpose of raising capital, pursuant to which the Company issues and sells common stock or preferred stock that occurs after the Closing Date of the Merger.

On December 15, 2025, the parties to the Convertible Note entered into an Amended and Restated Convertible Note (the “A&R Note”) to make the obligations under the Convertible Note, as amended, unsecured obligations of Workhorse and each guarantor party thereto. As a result, the Convertible Note Security Agreement entered into when the Convertible Note was issued was terminated on the Closing Date. The Convertible Note Subsidiary Guaranty entered into when the Convertible Note was issued was amended and restated (the “A&R Convertible Note Subsidiary Guaranty”) to incorporate the termination of the Convertible Note Security Agreement.

The Sale-Leaseback Transaction

On August 15, 2025, in connection with the sale and leaseback transaction (the “Sale-Leaseback”), a subsidiary of Workhorse, Workhorse Motor Works Inc., entered into a Purchase and Sale Agreement with an affiliate of MGMH (the “Property Purchaser”) for the sale of its Union City, Indiana manufacturing facility and campus (the “Property”), excluding any equipment and any fixtures solely used in the production of vehicles, to the Property Purchaser for a purchase price, before fees and expenses, of $20.0 million. Workhorse used the proceeds to redeem a portion of the 2024 Notes pursuant to the Repayment Agreement, to pay Merger transaction expenses, and for general corporate purposes.

On April 25, 2026, the Company and an affiliate of MGMH entered into an agreement whereby Lessor agreed to a deferral of the Company’s monthly rental payments pursuant to the lease for the Company’s manufacturing facility in Union City, Indiana for five months beginning May 2026, with the entire deferred amount due and payable in a single lump-sum payment on or before September 30, 2026.

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

The Customer Order Credit Agreement provided Workhorse with up to $40.0 million to fund vehicle manufacturing in connection with Qualified Purchase Orders (as defined in the Customer Order Credit Agreement). Under the Customer Order Credit Agreement, a Qualified Purchase Order includes purchase orders entered into between Workhorse and/or one or more of its subsidiaries and a customer made on terms approved by MGMH or substantially similar to terms previously approved by MGMH pursuant to a master purchase agreement or other standard terms and conditions approved by MGMH. The amount of funds advanced by MGMH upon the receipt of an acceptable purchase order will be determined by MGMH but will not exceed 70% of the purchase price for the ordered vehicles without MGMH’s consent. The Cash Flow Credit Agreement provided

Workhorse with a line of credit with borrowing capacity of up to $10.0 million to fund its working capital requirements, including costs related to the Merger, and general corporate purposes.

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

In April 2026, we amended the Credit Agreements to increase the borrowing capacity under the Cash Flow Credit Agreement from $10.0 million to $20.0 million, and reduce the borrowing capacity under the Customer Order Credit Agreement from $40.0 million to $30.0 million.

Going Concern; Financing

As discussed more fully under Note 1, Summary of Business and Significant Accounting Principles; Liquidity, Capital Resources, and Going Concern, above, and Liquidity and Capital Resources; Going Concern, in the notes to our Unaudited Condensed Consolidated Financial Statements included with this Report, our ability to continue as a going concern is contingent upon successful execution of management’s intended plan over the next twelve months to improve the Company’s liquidity and working capital requirements.
In order to manage liquidity and operating capital, the Company entered into certain of the transactions described above, including the Convertible Financing and the Sale-Leaseback transaction, pursuant to which the Company received gross proceeds of $25.0 million. As of March 31, 2026, there was $5.0 million in principal outstanding under the A&R Note. Additionally, the Company has access to the Customer Order Credit Agreement and the Cash Flow Credit Agreement. See discussion above in Post-Merger Financing for further information on the borrowing capacity of the Credit Agreements. As of March 31, 2026, the Company had $5.0 million in outstanding borrowings and remaining availability of $35.0 million under the Customer Order Credit Agreement. As of March 31, 2026, the Company had $10.0 million in outstanding borrowings and no remaining availability under the Cash Flow Credit Agreement.
On April 1, 2026, we borrowed $7.25 million under the Customer Order Credit Agreement, and following the effectiveness of the amendment to increase the borrowing capacity, we borrowed an additional $10.0 million under the Cash Flow Credit Agreement. As of the filing date, we had $12.25 million in outstanding borrowings and remaining availability of $17.75 million under the Customer Order Credit Agreement, and we had $20.0 million in outstanding borrowings and no remaining availability under the Cash Flow Credit Agreement.
Subject to certain conditions, the Credit Agreements permit the Company to raise funds through an equity or equity-linked financing; however, the consummation of such a transaction is not probable as of the issuance date of the accompanying Condensed Consolidated Financial Statements.

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

The Company is actively working to evaluate financing alternatives; however, as noted above, as of the issuance date of the accompanying Condensed Consolidated Financial Statements, it is not probable that a potential equity or equity-linked financing transaction will be consummated.

Cost-saving Measures

A vital component of management’s intended plan to improve our liquidity and working capital requirements was completion of the Merger. Consummation of the Merger resulted in settlement of all of Workhorse’s obligations under the 2024 Notes, with all of the 2024 Notes and 2024 Warrants being cancelled, and all collateral, including the cash collateral, securing the 2024 Notes being released. Additionally, all indebtedness of Motiv was partially satisfied in exchange for the Merger Consideration with the balance cancelled for no consideration. Additionally, as a result of the Merger, we believe that we have the potential to (i) benefit from our and Motiv’s complementary customer bases, which include a substantial number of leading national medium duty fleets; (ii) benefit from our complementary sales and marketing strategies, which include extensive dealer relationships and an established methodology for direct sales to fleets and other customers; and (iii) achieve substantial cost synergies, including savings from reducing contract manufacturers for Motiv products by manufacturing them in the Workhorse production facility, including the transition away from contract manufacturers and shifting of production of all vehicles into the Workhorse production facility during 2026. Additionally, the combined company now has an extensive and attractive portfolio of products, including a full range of Category 4-6 trucks and buses that the Company believes will be attractive to customers.

Management plans to continue to work to achieve expected synergies from the Merger. There can be no assurance that the measures described above, or any other cost-saving measures we may implement in the future, will be sufficient to address our immediate or longer-term liquidity and working capital needs. Moreover, it is possible that such measures will have an adverse effect on our operations.

Trucks in Production

We continue to focus on product quality, manufacturing capacity and operational planning, and engineering and design to enable increased deliveries and deployments of our products and future revenue growth. We have plans to continue to reduce the total cost of and enhance the design and performance of our current product lineup, as well as design new vehicles as the market evolves. We intend to develop a proprietary Class 5/6 cab chassis and expect that this product will be able to be used for dry box, refrigeration, stake bed, utility and shuttle purposes. We continued to electrify the fleet of trucks being used in our Stables by Workhorse initiative, which operates FedEx Ground delivery routes in the greater Cincinnati, OH area. The electrification of the fleet provides us with firsthand data on the benefits and challenges of independent fleet operators experience while executing last-mile delivery operations. The initiative also provides valuable insights into how our customers can plan for and manage the transition to EV operations, including how to develop adequate charging infrastructure, training and maintenance services. In addition to our ongoing production ramp in 2026, we intend to continue to generate demand and brand awareness by improving our trucks’ performance and functionality, and by developing new truck programs, including new W56 variants. We expect to continue to benefit from ongoing electrification of the commercial truck market and in particular “last mile delivery” sector.

Recent Trends and Market Conditions

We continue to monitor macroeconomic conditions to remain flexible and to optimize and evolve our business as appropriate, in this tumultuous environment and we will endeavor to project demand and infrastructure requirements globally and deploy our production, workforce and other resources accordingly.

Market Demand

We continue to experience slower-than-anticipated industry wide electric truck adoption rates and lack of government subsidies and incentives available to our dealers as well as slower than expected roll-out of additional power to electric grids and the resulting effect on rollouts of electric truck charging infrastructure, nationwide. Delayed governmental approvals in certain states and slower than expected proliferation of charging stations across the country have also adversely impacted demand. We expect these delays and the current and developing regulatory landscape in the United States to continue to slow adoption in 2026. The dynamic regulatory landscape is a significant consideration for our operations and strategic planning and remains uncertain. Proposed changes to California’s Hybrid and Zero-Emission Truck and Bus Voucher Incentive Program (“HVIP”) could negatively impact demand, if implemented. The removal of the Federal 45W tax-rebate for commercial vehicles may also impact a small percentage of customers. Weighing against these real and potential additional headwinds are the introduction of new incentive programs in some states as well as increased incentives in New York’s, New York Truck Voucher Incentive Program (“NYTVIP”) and Washington State’s Zero-Emission Incentive Program (“WAZIP”).

Commodities

Commodity prices remain volatile, and we expect continued cost increases for key materials used in electric truck production, including lithium, cobalt, nickel, steel, and aluminum. Global shifts in supply and demand have caused uneven price trends across commodities, but overall, we anticipate higher material costs. In addition, tariff measures and trade policy under the presidential administration have raised the cost of imported automotive parts and raw materials. The current U.S. trade policy, including tariffs, is dynamic, and we are actively monitoring developments and evaluating potential impacts on our supply chain, production costs, and pricing strategies, in addition to the impacts that the war in Iran is having on commodity prices as a result of rising energy costs and supply and supply chain disruptions.

Supply Chain

We continue to develop relationships with suppliers of key parts, components and raw materials to be used in the manufacture of our products such as batteries, electronics, and truck chassis that are sourced from suppliers across the world. As we continue to execute on our new truck programs, we will continue to identify supplier relationships and truck program synergies which may allow us to take advantage of pricing efficiencies from economies of scale. Where available, we will utilize multiple supply sources for key parts, and we will work to qualify multiple supply sources to achieve pricing efficiencies and minimize potential production risks related to supply chain. As previously disclosed, we are currently working with certain of our vendors to extend or restructure the payment terms of past due accounts payable balances. We were in litigation with one of our battery suppliers, Coulomb Solutions Inc., but entered into a settlement agreement in April 2026. For more information concerning this matter, see Note 15, Commitments and Contingencies, and Note 16, Subsequent Events, in the notes to the accompanying Condensed Consolidated Financial Statements.

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

The following section provides a narrative discussion about our financial condition and results of operations. The narrative should be read in conjunction with our Condensed Consolidated Financial Statements and related Notes thereto included in Item 1 of this Report and in conjunction with our 2025 Form 10-K.

Results of Operations
The Company operates as a single reporting segment under ASC 280, Segment Reporting, (“ASC 280”) consistent with how management evaluates and prioritizes investment and resource allocation decisions and assesses operating performance.
Our Condensed Consolidated Statements of Operations is as follows:

	Three Months Ended March 31,		Change
($ in thousands)	2026	2025	$	%
Sales, net of returns and allowances	$4,329	$1,145	$3,184	278%
Cost of sales	11,811	2,224	9,587	431%
Gross loss	(7,482)	(1,079)	(6,403)	593%
Operating expenses:
Selling, general and administrative	9,545	4,340	5,205	120%
Research and development	4,069	3,660	409	11%
Total operating expenses	13,614	8,000	5,614	70%
Loss from operations	(21,096)	(9,079)	(12,017)	132%
Interest expense, net	(354)	(3,576)	3,222	(90)%
Change in fair value of convertible note	(145)	—	(145)	100%
Change in fair value of stock rights	1,703	—	1,703	100%
Other expense	(24)	(1)	(23)	2300%
Loss before benefit for income taxes	(19,916)	(12,656)	(7,260)	57%
Benefit for income taxes	34	—	34	100%
Net loss	$(19,882)	$(12,656)	$(7,226)	57%

Sales, net of returns and allowances

Sales, net of returns and allowances for the three months ended March 31, 2026 and 2025 were $4.3 million and $1.1 million, respectively. The increase in sales of $3.2 million was driven by delivering 16 more vehicles in the first quarter of 2026 as compared to the prior year, including delivering 15 Workhorse W56 vehicles in the current year.

Cost of sales

Cost of sales for the three months ended March 31, 2026 and 2025 were $11.8 million and $2.2 million, respectively. The increase in cost of sales of $9.6 million was primarily a result of higher sales volume as well as the higher fixed cost base of the combined manufacturing footprint, including the costs for the Workhorse manufacturing facility as well as contract manufacturing under the legacy Motiv operational structure during the quarter. Additionally, we incurred $1.5 million in higher warranty costs in the first quarter of 2026, which was primarily attributable to costs related to a retrofit campaign that is underway for certain Motiv trucks sold in Canada. Costs incurred during the quarter were higher than our original estimates, and we increased our reserves required to complete the retrofit campaign.

Selling, general and administrative expenses

Selling, general and administrative expenses (“SG&A”) expenses for the three months ended March 31, 2026 and 2025 were $9.5 million and $4.3 million, respectively. The increase in SG&A of $5.2 million was primarily driven by the Merger, with costs in the first quarter of 2026 reflecting the costs of the combined company, while the costs in the prior year period only reflected the costs of Motiv’s historical operations. The main drivers of the higher costs include legal, consulting, accounting and investor relations fees, as well as higher IT costs and increased cost for D&O insurance, primarily related to being a publicly traded company in the current year, while the prior year reflected the operations of a privately held company. We also incurred higher rent costs for redundant facilities as we work to complete the Merger integration and close redundant facilities. These costs were partly offset by synergies resulting from the Merger, including the elimination of redundant headcount and other operating costs.

Research and development expenses

Research and development (“R&D”) expenses during the three months ended March 31, 2026 and 2025 were $4.1 million and $3.7 million, respectively. The increase in R&D expenses of $0.4 million was primarily driven by higher employee compensation and related expenses as we invest in R&D on key projects, including our initiative to lower the total bill of material cost of our vehicles to be in line with internal combustion engine (“ICE”) vehicles.

Interest expense, net

For the three months ending March 31, 2026 and 2025, Interest expense, net was $0.4 million and $3.6 million, respectively. The difference was primarily driven by lower outstanding debt at lower interest rates in the first quarter of 2026 as compared to the prior year. All debt outstanding as of March 31, 2025 was restructured as part of the Merger, resulting in lower debt levels at lower interest rates.

Change in fair value of convertible note

In connection with the Merger, we assumed the A&R Note that is remeasured to fair value at each reporting period. As of March 31, 2026, the estimated fair value of the A&R Note was $5.4 million. We recorded a fair value loss of $0.1 million for the three months ended March 31, 2026.

Change in fair value of stock rights

In connection with the Merger, we assumed an outstanding liability for Rights to acquire 1,193,364 shares of Workhorse Common Stock (the “Rights”). The Rights were issued pre-Merger in exchange for the cancellation of the 2024 Warrants. The Rights are periodically marked-to-market using the closing price of Workhorse Common Stock. During the three months ended March 31, 2026, we recorded $1.7 million of income related to changes in the fair value of the Rights.

Liquidity and Capital Resources; Going Concern

We have financed our operations primarily through sales of equity securities and issuances of debt. We have utilized this capital for R&D to fund designing, building and delivering trucks to customers and for working capital purposes.

We had sales of $4.3 million, incurred a net loss of $19.9 million and used $16.5 million of cash in operating activities during the three months ended March 31, 2026. As of March 31, 2026, we had $0.6 million of cash and cash equivalents and $0.7 million in restricted cash.

As a result of our recurring losses from operations, accumulated deficit, projected capital needs, delays in bringing our vehicles to market and lower than expected market demand, management determined that substantial doubt exists regarding our ability to continue as a going concern within one year after the issuance date of the accompanying Condensed Consolidated Financial Statements. Our ability to continue as a going concern is contingent upon successful execution of management’s intended plan over the next twelve months to improve our liquidity and working capital, which includes, but is not limited to:

•Generating revenue by increasing sales of our vehicles and other services;
•Reducing redundant expenses and limiting non-strategic capital expenditures;
•Realizing synergies from the Merger, including savings from reducing contract manufacturers for Motiv products by manufacturing them in the Workhorse production facility;
•Continuing efforts to lower the total bill of material cost of our vehicles to be in line with internal combustion engine (“ICE”) vehicles;
•Obtaining proceeds from our current financing arrangements; and
•The successful consummation of a potential equity or equity-linked financing.

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

Because the public float of our Common Stock is currently less than $75.0 million, the SEC’s “baby shelf” rules will limit the amount of securities we can offer and sell on Form S-3, including Common Stock and all other securities, to one-third of our public float in any twelve-month period. Accordingly, our ability to obtain liquidity through public sales of securities is substantially limited.

Subject to certain conditions, the Credit Agreements permit the Company to raise funds through an equity or equity-linked financing; however, the consummation of such a transaction is not probable as of the issuance date of the accompanying Condensed Consolidated Financial Statements.

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
Summary of Cash Flows

	Three Months Ended March 31,
(in thousands)	2026	2025
Net cash used in operating activities	(16,515)	(12,487)
Net cash used in investing activities	(125)	(168)
Net cash provided by financing activities	5,000	10,000

Cash Flows from Operating Activities

Our cash flows from operating activities are affected by our cash investments to support the business in R&D, manufacturing, and SG&A. Our operating cash flows are also affected by our working capital needs to support fluctuations in accounts receivable, inventory, accounts payable and other current assets and liabilities.

During the three months ended March 31, 2026 and 2025, net cash used in operating activities was $16.5 million and $12.5 million, respectively. The increase in net cash used in operations was primarily attributable to higher net losses in the first quarter of 2026 as compared to the prior year.

Cash Flows from Investing Activities

Cash used in investing activities related primarily to capital expenditures, totaling $0.1 million for the three months ended March 31, 2026, and $0.2 million for the three months ended March 31, 2025. Capital expenditures in 2026 were due to investments in tooling and equipment required as we transition the manufacturing of legacy Motiv vehicles in the Workhorse manufacturing facility in Union City, IN as a result of the Merger.

Cash Flows from Financing Activities

Net cash provided by financing activities during the three months ended March 31, 2026, was $5.0 million, which was attributable to proceeds received during the period from the Customer Order Credit Agreement. Net cash provided by financing activities during the three months ended March 31, 2025, was $10.0 million, which was attributable to proceeds received during the period from the A&R Senior Note.

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

Critical Accounting Estimates
A discussion of our critical accounting estimates is contained in the 2025 Form 10-K, under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Recent Accounting Pronouncements
A description of recently issued and adopted accounting pronouncements is contained in Note 14, Recent Accounting Pronouncements, of the Condensed Consolidated Financial Statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
For a discussion of our quantitative and qualitative disclosures about market risk, see “Quantitative and Qualitative Disclosures About Market Risks” included in the 2025 Form 10-K, under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” There have been no material changes to the information provided in the Form 10-K.

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Exchange Act is recorded, processed, summarized and reported within the specified time periods and accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosure. An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q was made under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer.
Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2026, our disclosure controls and procedures were not effective as of such date due to a material weakness in internal control over financial reporting, as described below.
Material Weakness in Internal Control over Financial Reporting
There are inherent limitations on the effectiveness of any system of internal controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective internal controls and procedures can only provide reasonable assurance of achieving their control objectives.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

As disclosed in our 2025 Form 10-K, management identified a material weakness in our internal controls over financial reporting. The Company did not maintain sufficient accounting and finance personnel with the appropriate level of experience and technical expertise to consistently execute and maintain effective internal controls over financial reporting, including controls related to:

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

Based on the results of its evaluation and the material weakness described above, management concluded that the Company’s internal control over financial reporting was not effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with GAAP as of March 31, 2026.
Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting, other than the remediation activities noted below.

Remediation of Material Weaknesses
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

Management believes these actions, when fully implemented and operating effectively, will remediate the material weakness. However, the material weakness cannot be considered remediated until the applicable controls have operated for a sufficient period of time and management has concluded, through testing, that the controls are operating effectively. Consequently, our internal control over financial reporting was not effective as of March 31, 2026.

Unless and until the material weakness is remediated, or if new material weaknesses arise in the future, material misstatements could occur and go undetected in our interim Condensed Consolidated Financial Statements or annual Consolidated Financial Statements, and we may be required to restate our financial statements. In addition, we may experience delays in satisfying our reporting obligations or to comply with Securities and Exchange Commission rules and regulations, which could result in, among other things, regulatory or enforcement actions, securities litigation, limitations on our ability to access capital markets, debt rating agency downgrades or rating withdrawals, or loss in confidence of our investors, any one of which could adversely affect the valuation of our Common Stock and our business prospects. We can give no assurance that the measures we have taken and plan to take in the future will remediate the material weaknesses identified or that any additional material weaknesses will not arise in the future due to a failure to implement and maintain adequate internal control over financial reporting.

PART II – OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS

For a description of certain material legal proceedings, please see Note 15, Commitments and Contingencies, and Note 16, Subsequent Events, to the Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q.

ITEM 1A. RISK FACTORS

For a detailed discussion of risk factors affecting us, see “Part I – Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025. There have been no material changes in the current period regarding our risk factors.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Insider Trading Arrangements

During the three months ended March 31, 2026, none of our directors or officers (as defined in Rule 16a-1 under the Securities
Exchange Act of 1934, as amended (the “Exchange Act”)), adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the
Exchange Act or any “non-Rule 10b5-1 trading arrangement” (as defined by Item 408(c) of Regulation S-K).

ITEM 6. EXHIBITS

Exhibit No.	Description
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL INSTANCE DOCUMENT
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Inline XBRL Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
*Filed herewith.
**    Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WORKHORSE GROUP INC.

Dated: May 14, 2026	By:	/s/ Scott Griffith
Name: Scott Griffith Title: Chief Executive Officer (Principal Executive Officer)

Dated: May 14, 2026	By:	/s/ Robert M. Ginnan
Name: Robert M. Ginnan Title: Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)