Form 10-Q
period 2026-06-30
Workhorse Group Inc.
filed 2026-08-13
CIK 1425287

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
The number of shares of the Registrant’s Common Stock, $0.001 par value per share, outstanding as of August 10, 2026, was 10,928,585.

i

Forward-Looking Statements

The discussions in this Quarterly Report on Form 10-Q (“Report”) contain forward-looking statements reflecting our current expectations that involve risks and uncertainties. These statements are made under the “safe harbor” provisions of the U.S. Private Securities Litigation Reform Act of 1995. Some of these statements, when used in this Report, may be identified by the use of the words “plans”, “expects” or “does not expect”, “estimated”, “is expected”, “budget”, “scheduled”, “estimates”, “forecasts”, “intends”, “anticipates” or “does not anticipate”, “targets”, “projects”, “contemplates”, “predicts”, “potential”, “continue”, or “believes”, or variations of such words and phrases or state that certain actions, events or results “may”, “could”, “would”, “should”, “might”, “will” or “will be taken”, “occur” or “be achieved”. These are statements that relate to future periods and include, but are not limited to, statements about the anticipated benefits of our merger with Motiv Power Systems, Inc., the features, benefits and performance of our products, the market for mobile AI computing, our go-to-market approach, the expected date for initial production and delivery of any new product line, our ability to leverage existing capabilities in developing any new product line, the potential for revenue from any new product line to enable us to continue cost reduction efforts for our electric trucks, our ability to introduce new product offerings and increase revenue from existing products, expected expenses including those related to selling and marketing, product development and general and administrative, our beliefs regarding the health and growth of the market for our products, anticipated increase in our customer base, expansion of our products functionalities, expected revenue levels and sources of revenue, expected impact, if any, of legal proceedings, the adequacy of our liquidity and capital resources, including our ability to receive sufficient funding from our existing financing arrangements or from future financings and the expected terms of such financing, and expected growth in business. Forward-looking statements are statements that are not historical facts. Such forward-looking statements are subject to risks and uncertainties, which could cause actual results to differ materially from the forward-looking statements contained in this Report.

Factors that could cause actual results to differ materially include, but are not limited to: our ability to develop and manufacture our product portfolio, including the Class 5/6 W56 Step Van, Class 5/6 Stripped Chassis, Class 4 EPIC4 Shuttle Bus, School Bus, Box Truck, Work Truck, our ability to design and develop our planned mobile AI data center product line, and other programs; the additional costs and resources associated with developing and commercializing new products and new markets, including our planned mobile AI data center product line; our ability to establish and maintain commercial partnerships and to attract and retain customers for our existing and new products, including for our planned mobile AI data center product line; the potential for distraction resulting from our efforts to develop any new product line; risks related to the development of the mobile AI computing market; our ability to raise capital to fund our operations; ongoing, anticipated or unexpected changes in the U.S. political environment, including those resulting from the current presidential administration, control of Congress, and changes to regulatory agencies; the implementation of changes to the existing tariff regime by the current presidential administration and measures taken in response to such tariffs by foreign governments; risks associated with obtaining orders and executing upon such orders; the unavailability, reduction, elimination or adverse application of government subsidies and incentives or any challenge to or failure by the federal government, states or other governmental entities to adopt or enforce regulations such as the California Air Resources Board’s Advanced Clean Fleet regulation; changes in attitude toward environmental, social, and governance matters among regulators, investors, and parties with which we do business; supply chain disruptions, including constraints on steel, semiconductors and other material inputs and resulting cost increases impacting our Company, our customers, our suppliers or the industry; our ability to capitalize on opportunities to deliver products to meet customer requirements; our limited operations and need to expand and enhance elements of our production process to fulfill product orders; our general inability to raise additional capital to fund our operations and business plan; our ability to receive sufficient proceeds from our current and any future financing arrangements to meet our liquidity needs and the potential costs, dilution and restrictions resulting from any such financing; our ability to maintain the listing of our securities on the Nasdaq Capital Markets and the impact of any steps we have taken, including reverse splits of our Common Stock, or any future steps we may take to regain such compliance, on our operations, stock price and future access to liquidity; our ability to protect our intellectual property; market acceptance of our products and the development of markets for our new products; our ability to obtain sufficient liquidity from operations and financing activities to continue as a going concern and our ability to control our expenses; the effectiveness of our cost control measures and impact such measures could have on our operation; potential competition, including without limitation shifts in technology; volatility in and deterioration of national and international capital markets and economic conditions; global and local business conditions; acts of war (including without limitation the ongoing war in Ukraine and conflicts in the Middle East) and/or terrorism; the prices being charged by our competitors; our inability to retain key members of our management team; our inability to satisfy our customer warranty claims; the outcome of any regulatory or legal proceedings; and other risks and uncertainties and other factors discussed from time to time in our filings with the Securities and Exchange Commission (“SEC”), including under the “Risk Factors” section of our filings with the SEC, including our Annual Report on Form 10-K for the year ended December 31, 2025 (the “2025 Form 10-K”).

Forward-looking statements speak only as of the date hereof. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations
ii

with regard thereto or any change in events, conditions or circumstances on which any such statement is based, except as required by law.

iii

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Workhorse Group Inc.
Condensed Consolidated Balance Sheets

(in thousands, except share amounts)	(Unaudited) June 30, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$9,629	$12,240
Restricted cash	680	680
Accounts receivable, less allowance for credit losses of $168 and $435 as of June 30, 2026 and December 31, 2025, respectively	2,280	3,889
Inventory, net	38,175	39,065
Prepaid expenses and other current assets	5,724	3,948
Total current assets	56,488	59,822
Property, plant and equipment, net	19,547	22,470
Goodwill	3,226	3,130
Intangible assets, net	9,904	10,182
Operating lease right-of-use assets, net	20,373	21,872
Other assets	604	416
Total Assets	$110,142	$117,892
Liabilities
Current liabilities:
Accounts payable	$13,928	$16,301
Accrued liabilities and other current liabilities	7,027	8,063
Deferred revenue	1,003	1,615
Warranty liability - current portion	2,768	3,183
Operating lease liability - current portion	1,312	3,616
Stock rights liability	—	6,074
Customer order credit agreement - related party	18,250	—
Total current liabilities	44,288	38,852
Operating lease liability - long-term	20,652	18,777
Cash flow credit agreement - related party	30,000	10,000
Convertible notes at fair value - related party	5,915	5,429
Warranty liability - long-term	2,109	1,792
Total Liabilities	102,964	74,850
Commitments and contingencies
Stockholders’ Equity:
Series A preferred stock, par value of $0.001 per share, 75,000,000 shares authorized, 0 shares issued and outstanding at June 30, 2026 and December 31, 2025, respectively	—	—
Common stock, par value $0.001 per share, 36,000,000 shares authorized, 10,893,417 and 9,699,858 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	11	10
Additional paid-in capital	366,243	362,055
Accumulated deficit	(359,076)	(319,023)
Total stockholders’ equity	7,178	43,042
Total Liabilities and Stockholders’ Equity	$110,142	$117,892
See accompanying notes to the Condensed Consolidated Financial Statements.

Workhorse Group Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share amounts)	2026	2025	2026	2025
Sales, net of returns and allowances	$3,562	$750	$7,891	$1,896
Cost of sales	11,034	2,109	22,845	4,334
Gross loss	(7,472)	(1,359)	(14,954)	(2,438)
Operating expenses:
Selling, general and administrative	7,840	4,469	17,385	8,809
Research and development	4,108	3,197	8,177	6,857
Total operating expenses	11,948	7,666	25,562	15,666
Loss from operations	(19,420)	(9,025)	(40,516)	(18,104)
Interest expense, net	(800)	(3,819)	(1,154)	(7,395)
Change in fair value of convertible note	(132)	—	(277)	—
Change in fair value of stock rights	182	—	1,885	—
Other expense	(1)	(3)	(25)	(4)
Loss before benefit for income taxes	(20,171)	(12,847)	(40,087)	(25,503)
Benefit for income taxes	—	—	34	—
Net loss	$(20,171)	$(12,847)	$(40,053)	$(25,503)

Net loss per share of common stock
Basic and Diluted	$(1.86)	$(1.38)	$(3.84)	$(2.73)

Weighted-average shares used in computing net loss per share of common stock
Basic and Diluted	10,854	9,332	10,436	9,331

See accompanying notes to the Condensed Consolidated Financial Statements.

Workhorse Group Inc.
Condensed Consolidated Statements of Stockholders’ Equity (Deficit)
(Unaudited)

	Series A Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
(in thousands)	Number of Shares	Amount	Number of Shares	Amount
Balance as of December 31, 2025	—	$—	9,700	$10	$362,055	$(319,023)	$43,042
Common stock issued for stock rights	—	—	750	1	3,032	—	3,033
Net loss	—	—	—	—	—	(19,882)	(19,882)
Balance as of March 31, 2026	—	—	10,450	11	365,087	(338,905)	26,193
Common stock issued for stock rights	—	—	443	—	1,156	—	1,156
Net loss	—	—	—	—	—	(20,171)	(20,171)
Balance as of June 30, 2026	—	$—	10,893	$11	$366,243	$(359,076)	$7,178

	Series A Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
(in thousands)	Number of Shares	Amount	Number of Shares	Amount
Balance as of December 31, 2024	44,866	$45	9,328	$9	$214,063	$(254,937)	$(40,820)
Stock-based compensation	—	—	—	—	106	—	106
Exercise of stock options	—	—	3	—	—	—	—
Net loss	—	—	—	—	—	(12,656)	(12,656)
Balance as of March 31, 2025	44,866	45	9,331	9	214,169	(267,593)	(53,370)
Stock-based compensation	—	—	—	—	106	—	106
Net loss	—	—	—	—	—	(12,847)	(12,847)
Balance as of June 30, 2025	44,866	$45	9,331	$9	$214,275	$(280,440)	$(66,111)

See accompanying notes to the Condensed Consolidated Financial Statements

Workhorse Group Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
(in thousands)	2026	2025
Cash flows from operating activities:
Net loss	$(40,053)	$(25,503)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,649	395
Provision for allowance for credit losses	(70)	—
Provision for excess and obsolete inventory	(348)	—
Non-cash lease expense	1,498	431
Warranty provision	3,134	778
Stock-based compensation	—	212
Non-cash interest expense and change in fair value of convertible notes	486	—
Non-cash change in fair value of stock rights	(6,074)	—
Non-cash conversion of stock rights	4,189	—
Loss on disposal of assets	23	—
Effects of changes in operating assets and liabilities:
Accounts receivable	1,489	(1,750)
Inventory, net	1,238	(4,389)
Prepaid expenses and other current assets	(1,775)	44
Accounts payable	(2,317)	169
Accrued liabilities and other current liabilities	(5,231)	8,323
Operating lease liability	(429)	(424)
Net cash used in operating activities	(40,591)	(21,714)

Cash flows from investing activities:
Capital expenditures	(270)	(270)
Net cash used in investing activities	(270)	(270)

Cash flows from financing activities:
Proceeds from secured promissory note - related party	—	18,000
Proceeds from Cash Flow Credit Agreement - related party	20,000	—
Proceeds from Customer Order Credit Agreement - related party	18,250	—
Net cash provided by financing activities	38,250	18,000

Change in cash and cash equivalents and restricted cash	(2,611)	(3,984)
Cash and cash equivalents and restricted cash, beginning of the period	12,920	6,629
Cash and cash equivalents and restricted cash, end of the period	$10,309	$2,645

Supplemental disclosure of cash flow information:
Cash paid for interest	$722	$—
Cash paid for taxes	$—	$—
Non-cash investing and financing activities:
ROU assets obtained for lease liabilities	$—	$653
See accompanying notes to the Condensed Consolidated Financial Statements.

Workhorse Group Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1.SUMMARY OF BUSINESS AND SIGNIFICANT ACCOUNTING PRINCIPLES

Overview

Workhorse Group Inc. (“Workhorse,” or the “Company”) is a North American manufacturer of medium-duty electric trucks and buses. Our current commercial operations are primarily focused on providing sustainable and cost-effective solutions to the commercial transportation sector. We design and manufacture all-electric vehicles, including the technology that optimizes the way that these vehicles operate. The Company’s best-in-class vehicles are designed for last-mile delivery, medium-duty operations, and a growing range of specialized applications. The Company is also developing a containerized mobile artificial intelligence (“AI”) data center product line intended to leverage its existing engineering and manufacturing capabilities.
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

We had sales of $7.9 million, incurred a net loss of $40.1 million and used $40.6 million of cash in operating activities during the six months ended June 30, 2026. As of June 30, 2026, the Company had positive working capital of $12.2 million, including $9.6 million of cash and cash equivalents and $0.7 million of restricted cash, and an accumulated deficit of $359.1 million.

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
•Generating revenue by developing a containerized mobile AI data center product line;
•Reducing redundant expenses and limiting non-strategic capital expenditures;
•Realizing synergies from the Merger, including savings from reducing contract manufacturers for Motiv products by manufacturing them in the Workhorse production facility;
•Continuing efforts to lower the total bill of material cost of our vehicles to be in line with internal combustion engine (“ICE”) vehicles;
•Successfully entering the mobile AI data center category and developing the new product line;
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

In order to manage liquidity and operating capital, in August 2025, the Company entered into certain transactions, including the Convertible Financing (described in Note 8, Debt) and the Sale-Leaseback transaction (described in Note 2, Merger and Related Transactions), pursuant to which the Company received gross proceeds of $25.0 million. As of June 30, 2026, there was $5.0 million in principal outstanding under the Convertible Financing.

In December 2025, the Company also entered into the Customer Order Credit Agreement and the Cash Flow Credit Agreement (each as defined below in Note 2, Merger and Related Transactions). As of June 30, 2026, the Customer Order Credit Agreement provided Workhorse with up to $20.0 million to fund vehicle manufacturing in connection with Qualified Purchase Orders (as defined in the Customer Order Credit Agreement) and the Cash Flow Credit Agreement provided Workhorse with a line of credit with borrowing capacity of up to $30.0 million to fund its working capital requirements, Merger-related costs, and general corporate purposes. As of June 30, 2026, borrowings outstanding under the Customer Order Credit Agreement were $18.3 million, with $1.7 million of remaining availability, and borrowings outstanding under the Cash Flow Credit Agreement were $30.0 million, with no remaining availability.

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

Since Motiv was determined to be the accounting acquirer in connection with the Merger, the Condensed Consolidated Financial Statements for periods prior to the Merger reflect only Motiv’s historical results of operations and financial position. Subsequent to the Merger, the Condensed Consolidated Financial Statements as of and for the three and six months ended June 30, 2026 includes the combined entities’ activity and financial position.

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, costs and expenses and related disclosures in the accompanying notes. These estimates include, but are not limited to, sales return reserves, income taxes, accounts receivable collectibility, inventory valuation, warranties, and the fair value of long-lived assets, financial instruments, convertible notes, and fair value assessments made as part of our preliminary assessment of the purchase price allocation as a result of the Merger.

Reclassifications

The Company reclassified certain prior period amounts on the Condensed Consolidated Balance Sheets to conform to the current-period presentation. These reclassifications had no impact on net income (loss), total assets, or total liabilities.

Segment Reporting
The Company operates as a single reporting segment under ASC 280, Segment Reporting, which encompasses the design, manufacture, and distribution of all-electric vehicles. The Company’s operations are conducted within the United States, and revenues or long-lived assets attributable to foreign countries were not material for the periods presented. The Chief Executive Officer (CEO), as the Company’s Chief Operating Decision Maker (CODM), evaluates financial performance and allocates resources based on consolidated financial information, including total revenues, operating loss, and profitability for the business as a whole. The significant expenses regularly reviewed by the CODM to evaluate segment performance are the expenses presented in the Condensed Consolidated Statement of Operations, and no further disaggregation is provided for segment review purposes. As such, segment information has been presented at the consolidated level, as there are no additional reportable segments in the context of ASC 280.

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

In addition, in accordance with the terms of the Repayment Agreement, Workhorse issued to the 2024 Note Holder rights (the “Rights”) to acquire 1,193,364 shares of Common Stock in exchange for the cancellation of the 2024 Warrants (the “Exchange”). Upon completing the repayment and the exchange, Workhorse had no outstanding obligations under the 2024 Notes, all of the 2024 Notes and 2024 Warrants were cancelled, and all collateral, including the Cash Collateral (as defined in the Repayment Agreement), securing the 2024 Notes was released. Following the repayment and the exchange effective December 15, 2025, the parties thereto terminated the Securities Purchase Agreement, by and between Workhorse and the 2024 Note Holder (the “Securities Purchase Agreement”). As of June 30, 2026, all shares of Common Stock have been issued to the 2024 Note Holder, and no shares remain issuable under the Rights.
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

The Credit Agreements were amended in April 2026 and again in June 2026 to increase the borrowing capacity under the Cash Flow Credit Agreement and defer interest payments on the additional commitments until after September 30, 2026 and to reduce the borrowing capacity under the Customer Order Credit Agreement. Additionally, the June 2026 amendment obligates the Company to issue warrants to purchase equity interests in the Company within 45 days of the execution of the amendment or such later date as the lender agrees, with terms and in number to be mutually agreed, as consideration for the amendments therein. In August 2026, the Company further amended the Credit Agreements, as further described in Note 16, Subsequent
Events.

See Note 8, Debt for additional information regarding the Closing Debt Financing.

Purchase Price Allocation

Under reverse acquisition accounting, the assets and liabilities of Workhorse were recorded at their fair value. For additional details on the fair value measurement of the acquired assets and liabilities assumed, including the valuation techniques used, please refer to Note 11, Fair Value Measurements in the 2025 Form 10-K.
The following table summarizes the fair value of purchase consideration for the Merger and the preliminary allocation of the purchase price to the identifiable assets acquired and liabilities assumed, based on their estimated fair values as of the acquisition date:

(in thousands)	Purchase Price Allocation
Cash and cash equivalents	$10,430
Accounts receivable	377
Inventory	24,642
Prepaid expenses and other current assets	4,679
Property and equipment	21,578
Goodwill	3,226
Intangible assets	10,200
Operating leases right-of-use assets	21,691
Other assets	416
Accounts payable	(9,758)
Accrued liabilities and other liabilities	(13,392)
Stock rights liability	(7,112)
Convertible note	(5,412)
Operating lease liability	(22,051)
Total purchase consideration	$39,514
The allocation of the purchase price is preliminary and subject to adjustment during the measurement period, not to exceed one year from the acquisition date, as we finalize the valuations for tangible and intangible assets. During the six months ended June 30, 2026, the Company recorded measurement period adjustments related to additional information obtained about facts and circumstances that existed as of the acquisition date. These adjustments primarily relate to (i) the recognition of additional accrued legal fees following the finalization of a legal settlement associated with litigation that existed at the acquisition date, (ii) a decrease in the estimated amount of other accrued liabilities that existed at the acquisition date and (iii) adjustment to fixed assets for a vehicle that was put in service prior to the merger date. As a result, the Company increased goodwill by $0.1 million. The Company will continue to evaluate information obtained during the measurement period and may record further adjustments to the preliminary purchase price allocation as additional information becomes available.

The results of Workhorse’s operations have been included in our condensed consolidated financial statements for the three and six months ended June 30, 2026.

The following unaudited pro forma summary presents consolidated information of the Company as if the business combination had occurred on January 1, 2025.

(in thousands)	Three Months Ended June 30, 2025	Six Months Ended June 30, 2025
Revenue	$6,420	$8,206
Net loss	(24,334)	(52,128)

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

3.    INVENTORY, NET

Inventory, net consisted of the following:

(in thousands)	June 30, 2026	December 31, 2025
Raw materials	$43,073	$49,962
Work in process	2,890	1,341
Finished goods[1]	5,275	6,793
Total Inventory	51,238	58,096
Less: inventory reserves	(13,063)	(19,031)
Inventory, net	$38,175	$39,065
1 Finished goods inventory includes new vehicles available for sale.
We reserve for any excess or obsolete inventories or when we believe the net realizable value of inventories is less than the carrying value. As of June 30, 2026, and December 31, 2025, we carried inventory reserves of $13.1 million and $19.0 million, respectively. Inventory reserves have declined since year end primarily due to the disposal of obsolete inventory.

4.    PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consisted of the following:

(in thousands)	June 30, 2026	December 31, 2025
Prepaid purchases	$3,631	$443
Less: prepaid purchases reserve	(75)	(75)
Prepaid purchases, net	3,556	368
Prepaid insurance	954	1,768
Right of return asset	351	351
Prepaid software costs	—	878
Other	863	583
Prepaid expenses and other current assets	$5,724	$3,948

Prepaid purchases consist of deposits made to our suppliers for non-recurring engineering costs and production parts. As of June 30, 2026 and December 31, 2025, net prepaid purchases primarily consisted of deposits for direct materials associated with the manufacturing of our vehicles, and has increased since year end primarily due to purchasing parts for sold vehicle orders.

5.    GOODWILL AND INTANGIBLE ASSETS

The Company recognized goodwill as a result of the Merger on December 15, 2025. The goodwill represents the excess of the purchase price over the fair value of net assets acquired and is attributable to expected synergies from the Merger, as well as the value of the assembled workforce. The goodwill is not deductible for tax purposes.
As of June 30, 2026 and December 31, 2025, goodwill totaled $3.2 million and $3.1 million, respectively. During the six months ended June 30, 2026, the Company recorded measurement period adjustments that increased goodwill by $0.1 million. See Note 2 - Merger and Related Transactions for additional information.
We evaluate goodwill for impairment annually on October 1st of each year, or more frequently if events or changes in circumstances indicate the asset might be impaired. No indicators of impairment were identified for the three and six months ended June 30, 2026 and 2025.

We acquired identifiable intangible assets as a result of the Merger on December 15, 2025.

Intangible assets consist of the following:

	As of June 30, 2026			As of December 31, 2025
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Definite-lived intangible assets:
Proprietary technology	$1,150	$(125)	$1,025	$1,150	$(10)	$1,140
Customer relationships	4,750	(171)	$4,579	4,750	(8)	4,742
Total	$5,900	$(296)	$5,604	$5,900	$(18)	$5,882

Indefinite-lived intangible assets:
Trade name	4,300	—	4,300	4,300	—	4,300
Total intangible assets	$10,200	$(296)	$9,904	$10,200	$(18)	$10,182

Amortization expense for the three months ended June 30, 2026 and 2025 was $0.2 million and $0 million, respectively, and amortization expense for the six months ended June 30, 2026 and 2025 was $0.3 million and $0 million, respectively. No indicators of impairment were identified for the three and six months ended June 30, 2026 and 2025.

6.    REVENUE
The following table provides a summary of sales activity for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2026	2025	2026	2025
Vehicles	$3,398	$655	$7,672	$1,750
Services, parts and accessories	129	79	156	102
Extended warranty revenue	35	16	63	44
Total revenues	$3,562	$750	$7,891	$1,896
For the three months ended June 30, 2026 and 2025, three entities represented 89% of our total revenues, and four entities represented 98% of our total revenues, respectively. For the six months ended June 30, 2026 and 2025, three entities represented 78% of our total revenues, and three entities represented 84% of our total revenues, respectively.

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
Extended Warranty Revenue
We also provide extended warranty services to customers. Revenue related to these services is recognized over time as the services are provided.
Deferred Revenue

Deferred revenue related to the sales of select vehicles consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2026	2025	2026	2025
Deferred revenue, beginning of period	$1,291	$774	$1,615	$794
Additions	—	2,511	7	2,525
Revenue recognized	(288)	(207)	(619)	(241)
Deferred revenue, end of period	$1,003	$3,078	$1,003	$3,078
Less: current portion	1,003	3,078	1,003	3,078
Long-term deferred revenue, end of period	$—	$—	$—	$—

7.    ACCRUED AND OTHER CURRENT LIABILITIES

Accrued and other current liabilities consisted of the following:

(in thousands)	June 30, 2026	December 31, 2025
Accrued payroll	4,935	4,578
Supplier allowance	—	1,046
Sales returns and allowances	457	457
Financed insurance liability	490	1,303
Accrued interest	258	38
Customer deposits	524	—
Other	363	641
Total accrued and other current liabilities	$7,027	$8,063

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
Although we believe the estimates and judgments discussed herein are reasonable, actual results could differ, and we may be exposed to increases or decreases in our warranty liability accrual that could be material. The increase in warranty costs incurred and accrual for warranty during the three and six months ended June 30, 2026, was primarily attributable to costs related to an ongoing retrofit campaign for certain Motiv trucks sold in Canada. Costs incurred during the period were higher than our original estimates, and we increased our reserves required to complete the retrofit campaign.
Accrued warranty activity consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2026	2025	2026	2025
Warranty liability, beginning of period	$5,554	$2,613	$4,975	$2,737
Warranty costs incurred	(2,011)	(691)	(3,232)	(1,066)
Provision for warranty	1,334	527	3,134	778
Warranty liability, end of period	4,877	2,449	4,877	2,449
Less: current portion	2,768	1,466	2,768	1,466
Long-term warranty liability, end of period	$2,109	$983	$2,109	$983

8.    DEBT
A reconciliation of debt is as follows:

(in thousands)	June 30, 2026	December 31, 2025
Debt, beginning of period	$15,429	$68,363
Debt issued during period	38,250	32,000
Paid-in-kind interest accrued during period	209	17,389
Debt forgiven	—	(107,735)
Debt assumed	—	5,412
Change in fair value of convertible note	277	—
Debt, end of period	54,165	15,429
Debt, current portion	18,250	—
Debt, long-term portion	$35,915	$15,429
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

Workhorse’s outstanding obligations under each Credit Agreement bear interest at a reference rate equal to the term Secured Overnight Financing Rate for a three-month tenor (“SOFR”) plus an applicable margin of 5.00%. If SOFR is unavailable pursuant to the terms of the Credit Agreements, the reference rate will be the prime rate of interest per annum last quoted by The Wall Street Journal, and the applicable margin will be 2.50% per annum. Workhorse’s obligations under the Credit Agreements mature on December 15, 2028. MGMH’s obligation to advance additional funds under the Cash Flow Credit Agreement will terminate and thereafter be at the discretion of MGMH upon the consummation of a private investment in a public entity ("PIPE") transaction (as defined in the Credit Agreements) to the extent such PIPE occurs prior to the maturity date of the Cash Flow Credit Agreement. Both Credit Agreements contain customary representations and warranties, affirmative and negative covenants, and events of default, and provide for customary acceleration and remedy rights for MGMH upon the occurrence of an event of default by Workhorse.

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

Amendments to Credit Agreements

In April 2026, Workhorse made the following amendments to the Credit Agreements: (i) amends the Cash Flow Credit Agreement to increase the borrowing capacity from $10.0 million to $20.0 million, (ii) amends the Cash Flow Credit Agreement to defer interest payments on the additional $10.0 million Commitment until the Interest Payment Date (as defined in the Cash Flow Credit Agreement) occurring after September 30, 2026 and (iii) amends the Customer Order Credit Agreement to reduce the borrowing capacity from $40.0 million to $30.0 million.

In June 2026, Workhorse made the following amendments to the Credit Agreements: (i) amends the Cash Flow Credit Agreement to increase the borrowing capacity from $20.0 million to $30.0 million, (ii) amends the Cash Flow Credit Agreement to defer interest payments on the additional $10.0 million Commitment until the first Interest Payment Date (as defined in the Cash Flow Credit Agreement) occurring after September 30, 2026, (iii) amends the Customer Order Credit Agreement to reduce the borrowing capacity from $30.0 million to $20.0 million and (iv) obligates the Company to issue warrants to purchase equity interests in the Company within 45 days of the execution of the amendment or such later date as the lender agrees, with terms and in number to be mutually agreed, as consideration for the amendments therein. In August 2026, the Company further amended the Credit Agreements, as further described in Note 16, Subsequent Events.

During the six months ended June 30, 2026, we borrowed $18.3 million under the Customer Order Credit Agreement and $20.0 million under the Cash Flow Credit Agreement.

As of June 30, 2026, we had $18.3 million in outstanding borrowings and remaining availability of $1.7 million under the Customer Order Credit Agreement, and we had $30.0 million in outstanding borrowings and no remaining availability under the Cash Flow Credit Agreement.

As of June 30, 2026, the Company was in compliance with the debt terms and associated covenants under the Customer Order Credit Agreement and the Cash Flow Credit Agreement.

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

During the three and six months ended June 30, 2026, an Equity Financing has not occurred and therefore, there were no conversions of principal amounts outstanding under the Convertible Note to Common Stock. As of June 30, 2026, the estimated fair value of the A&R Note was $5.6 million with $0.4 million of paid-in-kind interest accrued and the aggregate principal amount outstanding was $5.0 million.

The fair value of the A&R Note as of June 30, 2026 was estimated using a scenario-based valuation approach that incorporated a discount rate of 11.2%, with a 50% probability assigned to an equity financing event occurring in September 2026 and a 50% probability that the note will be held to maturity in August 2027.

As of June 30, 2026, we were in compliance with the debt terms and associated covenants under the A&R Note.

9.    LEASES
We have entered into various operating lease agreements for offices, manufacturing and warehouse facilities.
We lease the Union City, Indiana manufacturing facility from an affiliate of MGMH, a related party, pursuant to a lease agreement with an initial term of 20 years that commenced in August 2025. We have the option to renew the lease for six additional 5-year renewal terms, subject to the terms of the lease. After the conclusion of a six-month abatement period that ended in February 2026, base annual rent is $2.1 million and is subject to an annual increase of 3% during the initial term of the lease and certain additional increases during any renewal term. In April 2026, the parties to the lease entered into an agreement whereby the lessor agreed to a deferral of the Company’s monthly rental payments for five months beginning May 2026, with the entire deferred amount due and payable in a single lump-sum payment on or before September 30, 2026. In August 2026, the parties to the lease entered into an agreement whereby the lessor agreed to a further deferral of the Company’s monthly rental payments, as further described in Note 16, Subsequent Events.
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
During the three and six months ended June 30, 2026 and 2025, we did not identify any indicators of impairment of ROU assets, and no impairment losses were recognized during the periods.
The components of lease expense are as follows in our Condensed Consolidated Statements of Operations:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2026	2025	2026	2025
Short-term lease expense	$106	$35	$106	$70
Operating lease expense	1,370	334	2,815	627
Total lease expense	$1,476	$369	$2,921	$697

Sublease income	$104	$—	$127	$—
Lease right-of-use assets consisted of the following:

(in thousands)	June 30, 2026	December 31, 2025
Operating lease right-of-use assets	$20,373	$21,872

Lease liabilities consisted of the following:

(in thousands)	June 30, 2026	December 31, 2025
Current portion operating lease liabilities	$1,312	$3,616
Long-term operating lease liabilities	20,652	18,777
Operating lease liabilities	$21,964	$22,393

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
The stock Rights liability is measured at fair value at each reporting date, with changes in fair value recognized in the condensed consolidated statements of operations. The fair value of the stock Rights liability is determined using the quoted market price of the Company’s Common Stock as of the measurement date. Because the valuation is based on unadjusted quoted prices for the Company’s Common Stock in an active market, the stock Rights liability is classified within Level 1 of the fair value hierarchy. Changes in the fair value of the stock Rights liability are primarily driven by fluctuations in the Company’s stock price. As of June 30, 2026, there are no Rights outstanding.

The following table presents the estimated fair values:

	June 30, 2026				December 31, 2025
(in thousands)	Fair Value	Level 1	Level 2	Level 3	Fair Value	Level 1	Level 2	Level 3
A&R note	$5,556	$—	$—	$5,556	$5,279	$—	$—	$5,279
Stock Rights liability	$—	$—	$—	$—	$6,074	$6,074	$—	$—

The following table presents a roll-forward of the fair value of the convertible notes payable that will continue to be measured at fair value on a recurring basis for which fair value is determined based on significant inputs not observable in the market, which represents a Level 3 measurement within the fair value hierarchy as of June 30, 2026.

(in thousands)	A&R Note
Balance at December 31, 2025	$5,279
Change in fair value during the period	277
Balance at June 30, 2026	$5,556

As of June 30, 2026, there have been no changes in the valuation methodologies or classification of our Level 1 and Level 3 fair value measurements. The Company continues to utilize consistent approaches in determining the fair value of assets and liabilities categorized within these levels, in accordance with ASC 820.

11.    STOCKHOLDERS’ EQUITY
Rights

On December 15, 2025, in connection with the Merger Agreement, we issued the Rights to acquire 1,193,364 shares of Workhorse Common Stock in exchange for the cancellation of the 2024 Warrants. See Note 10, Fair Value Measurements, for more information on the fair value of the Rights. As of June 30, 2026, all shares of Common Stock have been issued to the 2024 Note Holder, and no shares remain issuable under the stock Rights liability.

Pre-Merger Motiv Stock

Common Stock

Pre-Merger, Motiv had authorized 82,520,000 shares of common stock, at a par value of $0.001 per share. There were 9,331,830 shares of Motiv common stock issued and outstanding as of June 30, 2025.

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

As of June 30, 2025, there were 44,866,071 shares of Series A Preferred Stock issued and outstanding.

All pre-Merger Motiv common and preferred stock was cancelled on the Closing date of the Merger.

Post-Merger Workhorse Stock

Common Stock
We have one class of Common Stock, par value $0.001 per share. Each share of our Common Stock is entitled to one vote on all matters submitted to stockholders. As of June 30, 2026, our authorized shares of Common Stock for issuance was 36,000,000, and there were 10,893,417 shares of Common Stock issued and outstanding.
Preferred Stock
Workhorse has authorized 75,000,000 shares of preferred stock, par value $0.001 per share. Our certificate of incorporation provides that shares of preferred stock may be issued from time to time in one or more series. Our Board of Directors is authorized to fix the voting rights, if any, designations, powers, preferences, qualifications, limitations and restrictions thereof, applicable to the shares of preferred stock. As of June 30, 2026, there were no shares of preferred stock issued and outstanding.

12.    INCOME TAXES
As of June 30, 2026 and December 31, 2025, our net deferred tax liability was zero. Cumulative deferred tax assets are fully reserved as there is not sufficient evidence to conclude it is more likely than not the deferred tax assets are realizable. No current liability for federal or state income taxes has been included in these Condensed Consolidated Financial Statements due to the loss for the periods.

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

The following table presents the potentially dilutive shares that were excluded from the computation of diluted net loss per share of Common Stock, because their effect was anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Conversion of Series A preferred stock	—	44,866,071	—	44,866,071
Series C-3 Warrants	—	334,516	—	334,516
Exercise of outstanding options	—	16,083,590	—	16,083,590

14.    RECENT ACCOUNTING PRONOUNCEMENTS
Accounting Standards Issued But Not Yet Adopted
ASU No. 2024-03, Disaggregation of Income Statement Expenses. In November 2024, the FASB issued ASU No. 2024-03, Disaggregation of Income Statement Expenses, which improves income statement expense disclosure requirements. Under ASU No. 2024-03, issuers will be required to incorporate new tabular disclosures disaggregating prescribed expense categories within relevant income statement captions in the notes to their financial statements. These categories include purchases of inventory, employee compensation, depreciation and intangible asset amortization. The amendments are effective for annual reporting periods beginning after December 15, 2026 and interim periods within annual reporting periods beginning after December 15, 2027 and may be applied prospectively or retrospectively to any or all prior periods presented. The adoption of ASU No. 2024-03 will require us to provide additional disclosures related to certain income statement expenses, but otherwise will not materially impact our Condensed Consolidated Financial Statements.
ASU No. 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements. In December 2025, the FASB issued ASU No. 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements, which clarifies the applicability of interim reporting guidance, the types of interim reporting, and the form and content of interim financial statements prepared in accordance with GAAP. The amendments are intended to improve the navigability of existing interim reporting requirements and are not intended to expand or reduce current interim disclosure requirements. The amendments are effective for interim reporting periods within annual reporting periods beginning after December 15, 2027, with early adoption permitted, and may be applied prospectively or retrospectively. The Company is currently evaluating the impact of this ASU on its interim condensed consolidated financial statements and related disclosures.
All other ASUs issued but not yet adopted were assessed and determined to be not applicable or are not expected to have a material impact on our Condensed Consolidated Financial Statements, including financial statement disclosures.

15.    COMMITMENTS AND CONTINGENCIES

General Matters

The Company is party to various negotiations and legal proceedings arising in the normal course of business. The Company provides reserves for these matters when a loss is probable and reasonably estimable. The Company does not disclose a range of potential loss for these matters because the likelihood of such a loss is remote. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s condensed consolidated financial position, results of operations, cash flows or liquidity.

Legal Proceedings

On April 19, 2024, Coulomb Solutions Inc. (“CSI”), a supplier to the Company of certain of the batteries used in its vehicles, filed a complaint captioned Coulomb Solutions, Inc. vs. Workhorse Technologies, Inc., in United States District Court for the Eastern District of Michigan (Case No. 2:24-cv-11048) (the “CSI Litigation”). In its complaint, CSI asserted two claims, including a breach of contract claim and an alternative unjust enrichment claim, that are both based upon Workhorse’s alleged failure to pay amounts due under several invoices. CSI sought to recover damages in excess of $4.0 million, including alleged past due amounts, interest, and collection costs. On April 17, 2026, we entered into a binding settlement term sheet (the “Term Sheet”) with CSI to resolve the CSI Litigation. The Term Sheet provided for, among other things, the final dismissal of the CSI Litigation with prejudice in exchange for the Company’s payment of $4.3 million (the “Settlement Amount”). In April 2026, the parties entered into a definitive settlement agreement as contemplated by the Term Sheet to resolve the CSI Litigation. The

Company funded the payment of the Settlement Amount through borrowing under the Customer Order Credit Agreement and paid the full Settlement Amount prior to the May 28, 2026 deadline. As of June 30, 2026, the Settlement Amount has been paid in full, and the Company has no remaining accrual related to this matter.

On November 6, 2025, CMD Global Partners (USA), LLC (“CMD”), filed a complaint against the Company in the United States District Court for the Southern District of New York (Case No. 1:25-cv-09298). In its complaint, CMD sought to recover success fees pursuant to a signed engagement letter for investment banking services for the Workhorse Aero divestiture transaction. In April 2026, the parties entered into a settlement agreement, pursuant to which Workhorse paid CMD an aggregate of $0.6 million. As of June 30, 2026, the Company had paid the full settlement amount and has no remaining accrual related to this matter.

16.    SUBSEQUENT EVENTS
The Company has evaluated subsequent events for potential recognition and disclosures through the date the accompanying condensed consolidated financial statements were filed.
On July 17, 2026, the Company granted an aggregate amount of 190,525 restricted stock units ("RSUs") to its non-employee directors pursuant to the Company’s Amended and Restated 2023 Long-Term Incentive Plan (the “Plan”). Of the RSUs granted, 34,275 in the aggregate were fully vested on the date of grant. The remaining 156,250 RSUs vest on the earlier of the date of the Company's 2027 annual shareholder meeting, or June 29, 2027. On July 20, 2026, the Company granted 1,037,500 RSUs to certain management employees, which vest in thirds annually starting on June 1, 2027, pursuant to the Plan. On July 20, 2026, the Company granted 93,750 RSUs to Jody Davis, the Company’s Chief Financial Officer, pursuant to the Company’s Inducement Equity Award Plan (the “Inducement Plan”) in connection with Mr. Davis entering into employment with the Company, which RSUs vest in third annually starting on June 1, 2027. On August 3, 2026, the Company granted 56,250 RSUs to a new non-executive employee under the Inducement Plan, in connection with such employee entering into employment with the Company, which RSUs vest in third annually starting on June 1, 2027. Each RSU reflects the right to receive one share of the Company's common stock upon vesting.

On August 11, 2026, we amended the Credit Agreements to increase the borrowing capacity under the Cash Flow Credit Agreement from $30.0 million to $40.0 million and to defer interest payments on the additional commitments until after January 31, 2027. Additionally, the amendment included the obligation to issue warrants to purchase an aggregate of 1,500,000 shares of the Company's common stock at $10 per share for a period of five years from the date of the amendment, in favor of MGMH, consisting of 750,000 warrant shares issued as consideration for the August 2026 amendment to the Credit Agreements and 750,000 warrant shares issued in satisfaction of the Company’s obligations under the Company’s June 2026 amendment to the Credit Agreements. Following the effectiveness of the amendment, we borrowed an additional $10.0 million under the Cash Flow Credit Agreement. As of the filing date, we had $18.3 million in outstanding borrowings and $1.7 million remaining availability under the Customer Order Credit Agreement, and we had $40.0 million in outstanding borrowings and no remaining availability under the Cash Flow Credit Agreement.

On August 12, 2026, the Company and an affiliate of MGMH entered into an agreement whereby the lessor agreed to an additional deferral of the Company’s monthly rental payments pursuant to the lease for the Company’s manufacturing facility in Union City, Indiana for four months beginning October 2026. This agreement also deferred all rents that had been due at September 30, 2026. As a result, the entire deferred amount is now due and payable in a single lump-sum payment on or before January 31, 2027.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Condensed Consolidated Financial Statements and notes thereto included under Item 1 in this Quarterly Report on Form 10-Q (this “Report”) and our Consolidated Financial Statements and notes thereto and related Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2025.

The statements included herein that are not based solely on historical facts are “forward looking statements.” Such forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties. Our actual results could differ materially from those anticipated by us in these forward-looking statements as a result of various factors, including those discussed in this Report and under Part I, Item 1A. "Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2025 filed with the SEC on March 31, 2026.

Overview

Workhorse Group Inc. (“Workhorse,” or the “Company”) is a North American manufacturer of medium-duty electric trucks and buses. Our current commercial operations are primarily focused on providing sustainable and cost-effective solutions to the commercial transportation sector. We design and manufacture all-electric vehicles, including the technology that optimizes the way that these vehicles operate. The Company’s best-in-class vehicles are designed for last-mile delivery, medium-duty operations, and a growing range of specialized applications.
We believe our all-electric commercial vehicles offer fleet operators significant benefits, which include:

•Lower total cost-of-ownership as compared to conventional gas/diesel vehicles;
•Improved profitability through lower maintenance costs and reduced fuel expenses; and
•Decreased vehicle emissions and reduced carbon footprint.
We continue to seek opportunities to grow our business organically, and by expanding relationships with existing and new customers and dealers. We believe we are well positioned to take advantage of long-term opportunities and continue our efforts to bring product innovations to market. In July 2026, we announced that we are developing a containerized mobile AI data center product line intended to leverage our existing engineering and manufacturing capabilities.

On December 15, 2025 (the “Closing Date”), we completed our merger with Motiv Power Systems, Inc. (“Motiv”), pursuant to which Motiv became our indirect, wholly owned subsidiary (the “Merger”).

The Merger was accounted for as a reverse merger, with Motiv being treated as the acquirer for accounting purposes. References to “Workhorse,” the “Company,” “we,” “us,” or “our,” when used in this Report incorporate the operations of Motiv unless otherwise indicated or the context requires otherwise.

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
Merger Related Transactions
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

As of June 30, 2026, all shares of Common Stock have been issued to the 2024 Note Holder, and no shares remain issuable under the stock Rights liability.

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

On April 25, 2026, the Company and an affiliate of MGMH entered into an agreement whereby the lessor agreed to a deferral of the Company’s monthly rental payments pursuant to the lease for the Company’s manufacturing facility in Union City, Indiana for five months beginning May 2026, with the entire deferred amount due and payable in a single lump-sum payment on or before September 30, 2026. In August 2026, the parties to the lease entered into an agreement whereby the lessor agreed to a further deferral of the Company’s monthly rental payments, as further described in Note 16, Subsequent Events, to the Condensed Consolidated Financial Statements.

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

In April 2026, Workhorse made the following amendments to the Credit Agreements: (i) amends the Cash Flow Credit Agreement to increase the borrowing capacity from $10.0 million to $20.0 million, (ii) amends the Cash Flow Credit Agreement to defer interest payments on the additional $10.0 million Commitment until the Interest Payment Date (as defined in the Cash Flow Credit Agreement) occurring after September 30, 2026 and (iii) amends the Customer Order Credit Agreement to reduce the borrowing capacity from $40.0 million to $30.0 million.

In June 2026, Workhorse made the following amendments to the Credit Agreements: (i) amends the Cash Flow Credit Agreement to increase the borrowing capacity from $20.0 million to $30.0 million, (ii) amends the Cash Flow Credit Agreement to defer interest payments on the additional $10.0 million Commitment until the first Interest Payment Date (as defined in the Cash Flow Credit Agreement) occurring after September 30, 2026, (iii) amends the Customer Order Credit Agreement to reduce the borrowing capacity from $30.0 million to $20.0 million and (iv) obligates the Company to issue warrants to purchase equity interests in the Company within 45 days of the execution of the amendment or such later date as the lender agrees, with terms and in number to be mutually agreed, as consideration for the amendments therein. In August 2026, the Company further amended the Credit Agreements to increase the borrowing capacity under the Cash Flow Credit Agreement from $30.0 million to $40.0 million and to defer interest payments on the additional commitments until after January 31, 2027, as further described in Note 16, Subsequent Events, to the Condensed Consolidated Financial Statements.

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
In order to manage liquidity and operating capital, the Company entered into certain of the transactions described above, including the Convertible Financing and the Sale-Leaseback transaction, pursuant to which the Company received gross proceeds of $25.0 million. As of June 30, 2026, there was $5.0 million in principal outstanding under the A&R Note. Additionally, the Company has access to the Customer Order Credit Agreement and the Cash Flow Credit Agreement. See discussion above in Post-Merger Financing for further information on the borrowing capacity of the Credit Agreements. As of June 30, 2026, the Company had $18.3 million in outstanding borrowings and remaining availability of $1.7 million under the Customer Order Credit Agreement. As of June 30, 2026, the Company had $30.0 million in outstanding borrowings and no remaining availability under the Cash Flow Credit Agreement.

As of the filing date, we had $18.3 million in outstanding borrowings and $1.7 million remaining availability under the Customer Order Credit Agreement, and we had $40.0 million in outstanding borrowings and no remaining availability under the Cash Flow Credit Agreement.

Subject to certain conditions, the Credit Agreements permit the Company to raise funds through an equity or equity-linked financing. The Company is actively working to evaluate financing alternatives; however, the consummation of such a transaction is not probable as of the issuance date of the accompanying Condensed Consolidated Financial Statements.

Accordingly, our ability to obtain additional proceeds from financing is extremely limited under current conditions, and if we are unable to obtain such proceeds, we may need to further adjust our operations and seek protection by filing a voluntary petition for relief under the Bankruptcy Code. If this were to occur, the value available to our various stakeholders, including our creditors and stockholders, is uncertain and trading prices for our securities may bear little or no relationship to the actual recovery, if any, by holders of our securities in bankruptcy proceedings.

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

Trucks in Production

We continue to focus on product quality, manufacturing capacity and operational planning, and engineering and design to enable increased deliveries and deployments of our products and future revenue growth. We have plans to continue to reduce the total cost of and enhance the design and performance of our current product lineup, as well as design new vehicles as the market evolves. We are planning a new, proprietary “modular” chassis design that will be based on the foundational learnings gathered from proven W56 components but with a scalable architecture that supports flexible wheelbase configurations, advanced battery and axle technologies, and next-generation software and power electronics. In addition, we are planning for our first Class 5/6 cab chassis, which will pair the new modular chassis with a lightweight, low-cost cab designed for efficient upfitting, spanning applications across all classes of medium duty trucks. We continued to electrify the fleet of trucks being used in our Stables by Workhorse initiative, which operates FedEx Ground delivery routes in the greater Cincinnati, OH area. The electrification of the fleet provides us with firsthand data on the benefits and challenges of independent fleet operators experience while executing last-mile delivery operations. The initiative also provides valuable insights into how our customers can plan for and manage the transition to EV operations, including how to develop adequate charging infrastructure, training and maintenance services. In addition to our ongoing production ramp in 2026, we intend to continue to generate demand and brand awareness by improving our trucks’ performance and functionality, and by developing new truck programs, including new W56 variants. We expect to continue to benefit from ongoing electrification of the commercial truck market and in particular “last mile delivery” sector.

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
Our Condensed Consolidated Statements of Operations are as follows:

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
($ in thousands)	2026	2025	$	%	2026	2025	$	%
Sales, net of returns and allowances	$3,562	$750	$2,812	375%	$7,891	$1,896	$5,995	316%
Cost of sales	11,034	2,109	8,925	423%	22,845	4,334	18,511	427%
Gross loss	(7,472)	(1,359)	(6,113)	450%	(14,954)	(2,438)	(12,516)	513%
Operating expenses:
Selling, general and administrative	7,840	4,469	3,371	75%	17,385	8,809	8,576	97%
Research and development	4,108	3,197	911	28%	8,177	6,857	1,320	19%
Total operating expenses	11,948	7,666	4,282	56%	25,562	15,666	9,896	63%
Loss from operations	(19,420)	(9,025)	(10,395)	115%	(40,516)	(18,104)	(22,412)	124%
Interest expense, net	(800)	(3,819)	3,019	(79)%	(1,154)	(7,395)	6,241	(84)%
Change in fair value of convertible note	(132)	—	(132)	N/M	(277)	—	(277)	N/M
Change in fair value of stock rights	182	—	182	N/M	1,885	—	1,885	N/M
Other expense	(1)	(3)	2	(67)%	(25)	(4)	(21)	525%
Loss before benefit for income taxes	(20,171)	(12,847)	(7,324)	57%	(40,087)	(25,503)	(14,584)	57%
Benefit for income taxes	—	—	—	—%	34	—	34	N/M
Net loss	$(20,171)	$(12,847)	$(7,324)	57%	$(40,053)	$(25,503)	$(14,550)	57%

Sales, net of returns and allowances

Sales, net of returns and allowances were $3.6 million and $0.8 million for the three months ended June 30, 2026 and 2025, respectively, and $7.9 million and $1.9 million for the six months ended June 30, 2026 and 2025, respectively. For the three and six months ended June 30, 2026, the sales increase was driven by the delivery of 22 and 39 more vehicles, respectively, as compared to the prior year periods. These deliveries included 13 and 28 Workhorse W56 vehicles in the three and six months ended June 30, 2026, respectively. Additionally, in the second quarter of 2026, we sold 12 older model Workhorse vehicles at a discounted amount in order to sell through the inventory.

Cost of sales

Cost of sales were $11.0 million and $2.1 million for the three months ended June 30, 2026 and 2025, respectively, and $22.8 million and $4.3 million for the six months ended June 30, 2026 and 2025, respectively. The increases in cost of sales of $8.9 million and $18.5 million for the three and six months ended June 30, 2026, respectively, were primarily a result of higher sales volume and the higher fixed cost base of Workhorse's Union City, IN manufacturing facility. Additionally, costs in the first quarter of 2026 included the contract manufacturing costs of the legacy Motiv operational structure. We also incurred $0.9 million and $2.4 million in higher warranty costs in the three and six months ended June 30, 2026, respectively, which was primarily attributable to costs related to an ongoing retrofit campaign for certain Motiv trucks sold in Canada. Costs incurred for the retrofit campaign during the current year exceeded our original estimates, and we increased our reserves required to complete the retrofit campaign. These items were partly offset by margin realized on the sale of 12 older model Workhorse vehicles during the second quarter of 2026 that had been previously written down.

Selling, general and administrative expenses

Selling, general and administrative (“SG&A”) expenses were $7.8 million and $4.5 million for the three months ended June 30, 2026 and 2025, respectively, and $17.4 million and $8.8 million for the six months ended June 30, 2026 and 2025, respectively. The increases in SG&A of $3.4 million and $8.6 million for three and six months ended June 30, 2026, respectively, were primarily driven by the Merger, as the current year periods reflected the costs of the combined company, whereas the corresponding prior-year periods reflected only the costs of Motiv’s historical operations. The higher costs were primarily attributable to legal, consulting, accounting and investor relations fees, higher IT costs, increased D&O insurance costs associated with the combined company’s public-company status, and rent expense for duplicative facilities pending closure as part of the Merger integration. These increases were partly offset by Merger-related synergies, including reductions in redundant headcount and other operating costs.

Research and development expenses

Research and development (“R&D”) expenses were $4.1 million and $3.2 million for the three months ended June 30, 2026 and 2025, respectively, and $8.2 million and $6.9 million for the six months ended June 30, 2026 and 2025, respectively. The increases in R&D expenses of $0.9 million and $1.3 million for the three and six months ended June 30, 2026, respectively, were primarily driven by higher employee compensation and related expenses associated with our investment in key R&D projects, including our initiative to reduce the total bill of material cost of our vehicles to levels comparable with internal combustion engine ("ICE") vehicles.

Interest expense, net

For the three months ended June 30, 2026 and 2025, Interest expense, net was $0.8 million and $3.8 million, respectively. For the six months ended June 30, 2026 and 2025, Interest expense, net was $1.2 million and $7.4 million, respectively. The difference was primarily driven by lower outstanding debt at lower interest rates in the first six months of 2026 as compared to the prior year. All debt that was outstanding as of June 30, 2025 was restructured in connection with the Merger, resulting in lower debt levels at lower interest rates.

Change in fair value of convertible note

In connection with the Merger, we assumed the A&R Note that is remeasured to fair value at each reporting period. As of June 30, 2026, the estimated fair value of the A&R Note was $5.6 million. We recorded a fair value loss of $0.1 million and $0.3 million for the three and six months ended June 30, 2026, respectively.

Change in fair value of stock rights

In connection with the Merger, we assumed an outstanding liability for Rights to acquire 1,193,364 shares of Workhorse Common Stock (the “Rights”). The Rights were issued pre-Merger in exchange for the cancellation of the 2024 Warrants. The Rights are periodically marked-to-market using the closing price of Workhorse Common Stock. During the three and six months ended June 30, 2026, we recorded $0.2 million and $1.9 million, respectively, of income related to changes in the fair value of the Rights. As of June 30, 2026, all Rights have been exercised, and no shares remain issuable under the stock Rights liability.
Liquidity and Capital Resources; Going Concern

We have financed our operations primarily through sales of equity securities and issuances of debt. We have utilized this capital for R&D to fund designing, building and delivering trucks to customers and for working capital purposes.

We had sales of $7.9 million, incurred a net loss of $40.1 million and used $40.6 million of cash in operating activities during the six months ended June 30, 2026. As of June 30, 2026, we had $9.6 million of cash and cash equivalents and $0.7 million in restricted cash.

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

•Generating revenue by developing a containerized mobile AI data center product line;
•Reducing redundant expenses and limiting non-strategic capital expenditures;
•Realizing synergies from the Merger, including savings from reducing contract manufacturers for Motiv products by manufacturing them in the Workhorse production facility;
•Continuing efforts to lower the total bill of material cost of our vehicles to be in line with internal combustion engine (“ICE”) vehicles;
•Successfully entering the mobile AI data center category and developing the new product line;
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

Summary of Cash Flows

	Six Months Ended June 30,
(in thousands)	2026	2025
Net cash used in operating activities	(40,591)	(21,714)
Net cash used in investing activities	(270)	(270)
Net cash provided by financing activities	38,250	18,000

Cash Flows from Operating Activities

Our cash flows from operating activities are affected by our cash investments to support the business in R&D, manufacturing, and SG&A. Our operating cash flows are also affected by our working capital needs to support fluctuations in accounts receivable, inventory, accounts payable and other current assets and liabilities.

During the six months ended June 30, 2026 and 2025, net cash used in operating activities was $40.6 million and $21.7 million, respectively. The increase in net cash used in operations was primarily attributable to higher net losses of $14.6 million in the first six months of 2026 as compared to the prior year.

Cash Flows from Investing Activities

Cash used in investing activities related primarily to capital expenditures, totaling $0.3 million for the six months ended June 30, 2026, and $0.3 million for the six months ended June 30, 2025. Capital expenditures in 2026 were due to investments in tooling and equipment required as we transition the manufacturing of legacy Motiv vehicles in the Workhorse manufacturing facility in Union City, IN as a result of the Merger.

Cash Flows from Financing Activities

Net cash provided by financing activities during the six months ended June 30, 2026, was $38.3 million, which was attributable to proceeds received during the period from the Cash Flow Credit Agreement and Customer Order Credit Agreement. Net cash provided by financing activities during the six months ended June 30, 2025, was $18.0 million, which was attributable to proceeds received during the period from the A&R Senior Note.

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
Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2026, our disclosure controls and procedures were not effective as of such date due to a material weakness in internal control over financial reporting, as described below.
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

Based on the results of its evaluation and the material weakness described above, management concluded that the Company’s internal control over financial reporting was not effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with GAAP as of June 30, 2026.
Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting, other than the remediation activities noted below.

Remediation of Material Weakness
Management is committed to remediating the identified material weakness and continues the implementation of the following measures:

•Hiring additional accounting and finance personnel with relevant public company reporting and technical accounting experience;
•Expanding the use of third-party technical accounting and financial reporting advisors to supplement internal resources during peak reporting periods; and
•Enhancing documentation and execution standards for key management review controls.

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

ITEM 1A. RISK FACTORS

For a detailed discussion of risk factors affecting us, see “Part I – Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025. There have been no material changes in the current period regarding our risk factors, other than as noted below.

Risks Related to our Business and Operations

Our expansion into the mobile AI data center market may not be successful and could adversely affect our business, financial condition, and results of operations.

In July 2026, we announced our intention to develop a containerized mobile AI data center product line. While we believe this initiative leverages certain of our existing engineering, manufacturing, and supply chain capabilities, it represents an expansion into a new market with different competitive dynamics, customer requirements, technologies, and operational risks than our historical business.

Our success will depend on our ability to design, manufacture, market, and support these products, establish customer demand, secure reliable sources of critical components, raise capital, and effectively compete against established participants in the data center infrastructure market. We may also be required to make significant investments in engineering, manufacturing, inventory, personnel, software, and other resources before realizing meaningful revenue, if any.

In addition, the mobile AI data center market is rapidly evolving and subject to changing technologies, customer preferences, regulatory requirements, and competitive pressures. If market adoption develops more slowly than anticipated, if customer demand does not materialize, if we encounter delays in product development or commercialization, or if we are unable to successfully execute our business strategy, our investments may not generate the expected returns.

Our expansion into this market may also divert management's attention and financial resources from our existing business, increase operational complexity, and expose us to risks that we have not previously encountered. If we are unsuccessful in developing or commercializing our mobile AI data center products, or if the costs associated with this initiative exceed our expectations, our business, financial condition, operating results, and cash flows could be materially and adversely affected.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Insider Trading Arrangements

During the three months ended June 30, 2026, none of our directors or officers (as defined in Rule 16a-1 under the Securities
Exchange Act of 1934, as amended (the “Exchange Act”)), adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the
Exchange Act or any “non-Rule 10b5-1 trading arrangement” (as defined by Item 408(c) of Regulation S-K).

ITEM 6. EXHIBITS

Exhibit No.	Description
2.1*
Agreement and Plan of Merger, dated August 15, 2025, by and among Workhorse Group Inc., Omaha Intermediate 2, Inc., Omaha Intermediate, Inc., Omaha Merger Subsidiary, Inc., and Motiv Power Systems, Inc. (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed with the SEC on August 15, 2025).

10.1
Omnibus Amendment No. 1, dated as of April 25, 2026, by and among Workhorse Group Inc., as borrower, the subsidiary guarantors party thereto and Motive GM Holdings II LLC, as lender (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on April 27, 2026).

10.2
Letter Agreement, dated as of April 25, 2026, by and between Workhorse Group Inc. and Scott Griffith (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the SEC on April 27, 2026).

10.3
Omnibus Amendment No. 2, dated as of June 16, 2026, by and among Workhorse Group Inc., as borrower, the subsidiary guarantors party thereto and Motive GM Holdings II LLC, as lender (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on June 17, 2026).

10.4
Workhorse Group Inc. Amended and Restated 2023 Long-Term Incentive Plan (incorporated by reference to Annex A of the Company’s Definitive Proxy Statement on Schedule 14A filed with the SEC on May 20, 2026).

31.1**	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2**	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1***	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2***	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL INSTANCE DOCUMENT
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Inline XBRL Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*    Certain schedules and exhibits to this Exhibit have been omitted in accordance with Item 601 of Regulation S-K.
**    Filed herewith.
***    Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WORKHORSE GROUP INC.

Dated: August 13, 2026	By:	/s/ Scott Griffith
Name: Scott Griffith Title: Chief Executive Officer (Principal Executive Officer)

Dated: August 13, 2026	By:	/s/ Jody Davis
Name: Jody Davis Title: Chief Financial Officer (Principal Financial Officer)

Dated: August 13, 2026	By:	/s/ Lindsay A. Barnes
Name: Lindsay A. Barnes Title: Chief Accounting Officer (Principal Accounting Officer)